Form 10QSB
period 1996-03-31
TRINITECH SYSTEMS INC
filed 1996-05-16
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

         (Mark one)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________to________

                           Commission File No. 0-21324

                             TRINITECH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      NEW YORK                                       06-1344888
(State of incorporation)               (I.R.S. Employer identification number)

333 LUDLOW STREET, STAMFORD, CONNECTICUT                        06902
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (203) 425-8000




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


7,303,530 shares of Common Stock were issued and outstanding as of May 13, 1996.



================================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TRINITECH SYSTEMS, INC.
- - --------------------------------------------------------------------------------
BALANCE SHEETS
- - ---------------------------------

                                                                       (Unaudited)
                                                                        March 31,       December 31,
ASSETS                                                                    1996              1995
                                                                     --------------    --------------
CURRENT ASSETS:
Cash                                                                       $926,189        $1,258,119
Accounts receivable                                                       1,958,560         2,409,434
Inventories                                                               1,212,304         1,000,450
Prepaid expenses and other                                                  230,058           201,849
                                                                      --------------    --------------
     Total Current Assets                                                 4,327,111         4,869,852
                                                                      --------------    --------------

EQUIPMENT - net of accumulated depreciation of $313,883
     and $283,306 at March 31 and December 31, respectively                 402,629           403,512
                                                                      --------------    --------------

OTHER ASSETS - net of accumulated amortization of 646,558
     and $565,107 at March 31 and December 31, respectively                 602,368           596,561
                                                                      --------------    --------------

TOTAL                                                                    $5,332,108        $5,869,925
                                                                      ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                                   $349,927          $353,129
Accrued expenses                                                            267,373           454,449
Current portion of term loan payable                                         16,667            16,667
Advance billings                                                            154,467           120,634
Payroll and other taxes payable                                              26,207            25,633
                                                                      --------------    --------------
     Total Current Liabilities                                              814,641           970,512

TERM LOAN PAYABLE                                                            25,000            29,167
                                                                      --------------    --------------
     Total Liabilities                                                      839,641           999,679
                                                                      --------------    --------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                     -                 -
Common stock - par value $.001; 15,000,000 and 10,000,000 shares authorized in 1996 and 1995, respectively; 7,274,030 and 7,272,530 shares issued
     and outstanding in 1996 and 1995, respectively                           7,274             7,273
Additional paid-in capital                                                5,924,701         5,920,203
Accumulated deficit                                                      (1,439,508)       (1,057,230)
                                                                      --------------    --------------

     Total Stockholders' Equity                                           4,492,467         4,870,246
                                                                      --------------    --------------

TOTAL                                                                    $5,332,108        $5,869,925
                                                                      ==============    ==============

See Notes to Financial Statements.                      2

TRINITECH SYSTEMS, INC.
- - --------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
- - ------------------------------------------

                                                                                        (Unaudited)
                                                                             --- Three Months Ended ---
                                                                         March 31,         March 31,
                                                                           1996              1995
                                                                       --------------    --------------
REVENUES:
Sales                                                                       $434,002          $817,965
Service contracts                                                            169,094            88,330
                                                                       --------------    --------------
     Total Revenues                                                          603,096           906,295

COST OF SALES AND SERVICE                                                    319,688           426,790
                                                                       --------------    --------------

GROSS PROFIT                                                                 283,408           479,505
                                                                       --------------    --------------

EXPENSES:
Selling, general and administrative                                          645,349           508,288
Depreciation and amortization                                                 37,867            32,338
                                                                       --------------    --------------
     Total Expenses                                                          683,216           540,626
                                                                       --------------    --------------

LOSS FROM OPERATIONS                                                        (399,808)          (61,121)

OTHER INCOME - NET                                                            17,530            17,675
                                                                       --------------    --------------

NET LOSS                                                                   ($382,278)         ($43,446)
                                                                       ==============    ==============

NET LOSS PER COMMON SHARE                                                    $ (0.05)          $ (0.01)
                                                                       ==============    ==============

AVERAGE COMMON SHARES OUTSTANDING                                          7,273,997         7,113,947
                                                                       ==============    ==============







See Notes to Financial Statements.                     3

TRINITECH SYSTEMS, INC.
- - --------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
- - ------------------------------------------

                                                                                        (Unaudited)
                                                                             ---Three Months Ended ---
                                                                         March 31,         March 31,
                                                                           1996              1995
                                                                       --------------    --------------
OPERATING ACTIVITIES:
Net loss                                                                   ($382,278)         ($43,446)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                           106,965            84,616
     Changes in assets and liabilities:
       Accounts receivable                                                   450,874          (707,750)
       Inventories                                                          (211,854)          (71,721)
       Prepaid expenses                                                      (28,209)          (25,343)
       Accounts payable - trade                                               (3,202)           69,048
       Deferred revenue                                                       33,833            27,715
       Payroll and other taxes payable                                           574            10,665
       Accrued expenses                                                     (187,076)           83,181
                                                                       --------------    --------------
Net cash used in operating activities                                       (220,373)         (573,035)
                                                                       --------------    --------------

INVESTING ACTIVITIES:
Payments for equipment                                                       (29,694)          (52,218)
Payments for other assets                                                    (82,195)          (83,548)
                                                                       --------------    --------------
Net cash used in investing activities                                       (111,889)         (135,766)
                                                                       --------------    --------------

FINANCING ACTIVITIES:
Issuance of common stock                                                       4,499            55,625
Repayment of borrowings                                                       (4,167)          -
                                                                       --------------    --------------
Net cash provided by financing activities                                        332            55,625
                                                                       --------------    --------------

DECREASE IN CASH                                                            (331,930)         (653,176)

CASH, BEGINNING OF PERIOD                                                  1,258,119         1,035,276
                                                                       --------------    --------------

CASH, END OF PERIOD                                                         $926,189          $382,100
                                                                       ==============    ==============









See Notes to Financial Statements.                     4

TRINITECH SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 31, 1995 which has been derived from the Company's audited financial statements) in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and
         Item 310 (b) of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's 1995 audited financial statements. Results of operations for the period ended March 31, 1996 are not necessarily indicative of operating results for the fiscal year.


2.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                           March 31, 1996      December 31, 1995
                                           --------------      -----------------

             Parts                         $  848,227          $  634,003
             Finished goods                   364,077             366,447
                                           ----------          ----------

                            Total          $1,212,304          $1,000,450
                                           ==========          ==========


3.       PER SHARE INFORMATION

         Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included in the per share calculation because their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Trinitech TouchPad(TM) System. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

REVENUES

         Revenues for the three months ended March 31, 1996 were $603,096 as compared to $906,295 for the three months ended March 31, 1995, a decrease of 33%. Unexpectedly long lead times in delivery of a new type of display used in the Company's products made it impossible to schedule certain deliveries prior to the end of the first quarter. Management believes that such delays experienced during the first quarter do not have any impact on the Company's expectation for the remainder of 1996. Approximately 20% and 27% of the Company's sales revenues for the periods ended March 31, 1996 and 1995, respectively were derived from software installations. Revenue from export sales approximated $31,000 (7% of sales) and $264,000 (32% of sales) during the three months ended March 31, 1996 and 1995, respectively. In addition, revenues from service contracts increased by 91% in the three months ended March 31, 1996 over the comparable 1995 quarter. The increase in service revenue resulted from an increase of hardware and software products sold during the past year. The Company did not experience any significant price changes in its product lines during the three month periods ended March 31, 1996 and 1995. At March 31, 1996, the Company's order backlog totaled approximately $3,800,000.

COST OF SALES AND SERVICE  AND GROSS PROFIT

         The Company's cost of sales and service is principally comprised of labor, materials and overhead. Gross profit as a percentage of total revenues was 47.0% and 52.9% for the three months ended March 31, 1996 and 1995, respectively. Cost of sales and service decreased from $426,790 in the three months ended March 31, 1995 to $319,688 in the three months ended March 31, 1996 as a result of the decrease in revenues as noted above (as a percentage of gross profit, cost of sales and service increased from 47.1% in 1995 to 53% in 1996). The Company obtains its materials parts and supplies from a variety of vendors in the US and far east. Although the Company experienced slight price increases in certain component parts obtained from the far east, these increases were partially offset by price reductions in other product components due to increased volumes purchased.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses for the three months ended March 31, 1996 were $645,349 as compared to $508,288 in the three months ended March 31, 1995, an increase of 27%. Such increase reflected the continued expansion of operations in both the U.S and in London. A significant portion of the costs of such expansion, including personnel costs, was not realized until mid 1995. The Company has also continued its marketing programs for 1996, primarily focusing on public relations activities in financial trade publications and representation at technological exhibitions planned throughout 1995. Research and development expenses for the three months ended March 31, 1996 and 1995 approximated $64,000 and $16,300, respectively and are included in selling, general and administrative expenses.

OTHER INCOME

         Other income consists principally of interest earned on cash balances and sublease income earned during the three months ended March 31, 1996 and 1995. The Company leases a portion of its corporate office facility under a three year sublease which expires on April 30, 1997. Sublease rental income earned during the three month periods ended March 31, 1996 and 1995 totaled approximately $9,700 and $9,800, respectively.

NET LOSS

         Net loss for the three months ended March 31, 1996 was $382,278 ($0.05 per share) as compared to a net loss of $43,446 ($0.01 per share) in the comparable 1995 period. This increase in net loss principally resulted from a delay in the delivery of finished products experienced by the Company during the first quarter of 1996. See "Revenues" above.

         Management has made a considerable effort with respect to an expansion of its operations, which began in 1993 and continues into 1996. The Company believes that this expansion of personnel and facilities will better position the Company and facilitate its future growth.


LIQUIDITY AND CAPITAL RESOURCES

         Since its formation, the Company's primary source of working capital has been private offerings of its securities, through which the Company has raised approximately $5.9 million of working capital.

         At March 31, 1996, cash balances decreased to $926,189 from $1,258,119 at December 31, 1995. The decrease is primarily due to the net loss experienced by the Company during the three month period ended March 31, 1996.

         The accounts receivable balance at March 31, 1996 principally represents amounts due from customers (including sales and other taxes approximating $207,000) on sales made during 1995 and 1996. In the past, the Company's cash position enabled it to offer, as circumstances required, flexibility to certain customers with respect to payment. This business practice explains the receivable balance as business has grown. Now that new accounts are maturing, the Company has placed an emphasis on the collection of all outstanding receivables, and believes that all of the balances are fully collectible. The Company's current assets at March 31, 1996 exceeded its current liabilities by approximately $3,512,000. The Company at March 31, 1996 had long-term debt totaling $25,000 which represents a secured term loan on the purchase of development equipment. In addition, at March 31, 1996, the Company had no material commitments for capital expenditures or inventory purchases. The Company had available a one million dollar bank line of credit facility for the purpose of financing accounts receivable and, at March 31, 1996, the Company had not used the line of credit facility. The line of credit, which was secured by accounts receivable and inventory, expired on April 30, 1996. Interest on the line of credit was based on the bank's prime rate plus one percent. The Company anticipates to renew the facility upon substantially similar terms.

         The Company believes that with its available capital and anticipated funds generated from operations it will be able to fund its cash needs through the end of 1996 without the need for additional capital or financing. The Company intends to utilize its positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grow more rapidly than anticipated, it is possible that the Company would require additional funds beyond 1996. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

         In addition, at March 31, 1996, the Company has warrants outstanding for the purchase of 502,587 shares of its Common stock. Assuming the exercise of all such outstanding Warrants, the Company would realize approximately $1,195,000 in gross proceeds.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 1996


                                TRINITECH SYSTEMS, INC.
                                (Registrant)


                                By:/s/ Peter Kilbinger Hansen
                                   --------------------------
                                   Peter Kilbinger Hansen
                                   Chairman of the Board
                                      and President
                                   (Chief Executive Officer)



                                By:/s/ William E. Alvarez, Jr.
                                   ---------------------------
                                   William E. Alvarez, Jr.
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting
                                   Officer)