Form 10QSB
period 1996-06-30
TRINITECH SYSTEMS INC
filed 1996-08-13
CIK 99047

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            (Mark one)

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended JUNE 30, 1996

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

                          ---------------------------


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


7,306,530 shares of Common Stock were issued and outstanding as of August 8, 1996.


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TRINITECH SYSTEMS, INC.
- --------------------------------------------------------------------------------

BALANCE SHEETS
- ---------------------------------------------

                                                                (Unaudited)
                                                                  June 30,     December 31,
ASSETS                                                              1996           1995
                                                                -----------    -----------
CURRENT ASSETS:
Cash                                                            $ 1,239,043    $ 1,258,119
Accounts receivable                                               1,956,192      2,409,434
Inventories                                                       1,182,491      1,000,450
Prepaid expenses and other                                          294,665        201,849
                                                                -----------    -----------
     Total Current Assets                                         4,672,391      4,869,852
                                                                -----------    -----------

EQUIPMENT - net of accumulated depreciation of $344,825
     and $283,306 at June 30 and December 31, respectively          390,028        403,512
                                                                -----------    -----------

OTHER ASSETS - net of accumulated amortization of $644,051
     and $565,107 at June 30 and December 31, respectively          613,061        596,561
                                                                -----------    -----------

TOTAL                                                           $ 5,675,480    $ 5,869,925
                                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                        $   750,247    $   353,129
Accrued expenses                                                    163,287        454,449
Current portion of term loan payable                                 16,667         16,667
Advance billings                                                    121,805        120,634
Payroll and other taxes payable                                      16,899         25,633
                                                                -----------    -----------
     Total Current Liabilities                                    1,068,905        970,512

TERM LOAN PAYABLE                                                    20,833         29,167
                                                                -----------    -----------
     Total Liabilities                                            1,089,738        999,679
                                                                -----------    -----------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                --             --
Common stock - par value $.001; 15,000,000 shares authorized;
     7,306,530 and 7,272,530 shares issued and
     outstanding in 1996 and 1995, respectively                       7,307          7,273
Additional paid-in capital                                        5,993,789      5,920,203
Accumulated deficit                                              (1,415,354)    (1,057,230)
                                                                -----------    -----------

     Total Stockholders' Equity                                   4,585,742      4,870,246
                                                                -----------    -----------

TOTAL                                                           $ 5,675,480    $ 5,869,925
                                                                ===========    ===========

See Notes to Financial Statements.     2

TRINITECH SYSTEMS, INC.
- --------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS (Unaudited)
- ---------------------------------------------




                                       --- Three Months Ended ---   --- Six Months Ended ---
                                        June 30,      June 30,      June 30,        June 30,
                                          1996          1995          1996            1995
                                      -----------   ------------   -----------    -----------
REVENUES:
Sales                                 $ 1,788,648   $ 1,014,691    $ 2,222,650    $ 1,832,656
Service contracts                         180,219       135,277        349,313        223,607
                                      -----------   -----------    -----------    -----------
     Total Revenues                     1,968,867     1,149,968      2,571,963      2,056,263

COST OF SALES AND SERVICE               1,217,249       531,922      1,536,937        958,712
                                      -----------   -----------    -----------    -----------

GROSS PROFIT                              751,618       618,046      1,035,026      1,097,551
                                      -----------   -----------    -----------    -----------

EXPENSES:
Selling, general and administrative       708,646       624,932      1,353,995      1,133,220
Depreciation and amortization              38,347        33,564         76,214         65,902
                                      -----------   -----------    -----------    -----------
     Total Expenses                       746,993       658,496      1,430,209      1,199,122
                                      -----------   -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS               4,625       (40,450)      (395,183)      (101,571)

OTHER INCOME - NET                         19,529        12,840         37,059         30,515
                                      -----------   -----------    -----------    -----------

NET INCOME (LOSS)                     $    24,154   ($   27,610)   ($  358,124)   ($   71,056)
                                      ===========   ===========    ===========    ===========

NET INCOME (LOSS)
        PER COMMON SHARE              $      0.00   ($     0.00)   $     (0.05)   $     (0.01)
                                      ===========   ===========    ===========    ===========

AVERAGE COMMON SHARES
        OUTSTANDING                     7,295,294     7,171,197      7,284,704      7,141,044
                                      ===========   ===========    ===========    ===========






See Notes to Financial Statements.     3

TRINITECH SYSTEMS, INC.
- --------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (Unaudited)
- ---------------------------------------------

                                                      ---Six Months Ended ---
                                                     June 30,         June 30,
                                                       1996             1995
                                                   ------------     ------------
OPERATING ACTIVITIES:
Net loss                                           ($  358,124)     ($   71,056)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                     222,211          179,019
     Changes in assets and liabilities:
       Accounts receivable                             453,242         (403,765)
       Inventories                                    (182,041)         (30,035)
       Prepaid expenses                                (92,816)          (9,220)
       Accounts payable - trade                        397,118          322,554
       Deferred revenue                                  1,171          (75,592)
       Payroll and other taxes payable                  (8,734)           8,913
       Accrued expenses                               (291,162)          87,696
                                                   -----------      -----------
Net cash provided by operating activities              140,865            8,514
                                                   -----------      -----------

INVESTING ACTIVITIES:
Payments for equipment                                 (48,034)         (82,456)
Payments for other assets                             (177,193)        (180,608)
                                                   -----------      -----------
Net cash used in investing activities                 (225,227)        (263,064)
                                                   -----------      -----------

FINANCING ACTIVITIES:
Issuance of common stock                                73,620          270,625
Repayment of borrowings                                 (8,334)               0
                                                   -----------      -----------
Net cash provided by financing activities               65,286          270,625
                                                   -----------      -----------

INCREASE (DECREASE) IN CASH                            (19,076)          16,075

CASH, BEGINNING OF PERIOD                            1,258,119        1,035,276
                                                   -----------      -----------

CASH, END OF PERIOD                                $ 1,239,043      $ 1,051,351
                                                   ===========      ===========







See Notes to Financial Statements.     4

TRINITECH SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
- --------------------------------------------------------------------------------


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

            The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's 1995 audited financial statements. Results of operations for the period ended June 30, 1996 are not necessarily indicative of operating results for the fiscal year.


2.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                      June 30, 1996      December 31, 1995
                                      -------------      -----------------

            Parts                      $   794,825           $   634,003
            Finished goods                 387,666               366,447
                                       -----------           -----------

                         Total          $1,182,491           $ 1,000,450
                                        ==========           ===========


3.          PER SHARE INFORMATION

            Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included in the per share calculation because their effect is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

            The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Trinitech TouchPad(R) System. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

Revenues

            Revenues  for the  three and six  months  ended  June 30,  1996 were
$1,968,867  and  $2,571,963  as compared to  $1,149,968  and  $2,056,263  in the comparable periods in 1995, an increase of 71% and 25%, respectively. The increase in revenues was principally due to second quarter installation of approximately 550 units of the Trinitech Touch Vending Terminal(TM) products to ATG, the leading Swedish off-track betting operation. At June 30, 1996, the Company had a commitment from ATG to supply an additional 1,500 units under contract, which delivery the Company expects to complete during 1996. Approximately 15% and 16% of the Company's sales revenues for the three and six month periods ended June 30, 1996 were derived from software installations as compared to approximately 32% and 31% during the comparable periods in 1995. Revenue from export sales approximated $1,520,000 (85% of sales) and $1,593,000 (72% of sales) during the three and six months ended June 30, 1996 as compared to $207,000 (20% of sales) and $471,000 (26% of sales) during the comparable periods in 1995. In addition, revenues from service contracts increased by 33% and 56% in the three and six month periods ended June 30, 1996 over the comparable 1995 periods. The increase in service revenue resulted from increases sales of hardware and software products during the past year. The Company did not experience any significant price changes in its product lines during the three and six month periods ended June 30, 1996 and 1995. At June 30, 1996, the Company's order backlog totaled approximately $3,700,000 which it expects to complete delivery during 1996.

Cost of Sales and Service and Gross Profit

            The Company's cost of sales and service is principally comprised of labor, materials and overhead. Gross profit as a percentage of total revenues were 38.2% and 40.2% for the three and six month periods ended June 30, 1996 as compared to 53.7% and 53.4% during the comparable periods in 1995. Cost of sales and service increased to $1,217,249 and $1,536,937 in the three and six months ended June 30, 1996 from $531,922 and $958,712 in the three and six months ended June 30, 1995 as a result of the increase in revenues noted above (as a percentage of gross revenues, cost of sales and service increased from 46.3% and 46.6% in the three and six months ended June 30, 1995 to 61.8% and 59.8% in the three and six months ended June 30, 1996). The lower gross profit experienced by the Company during 1996 directly resulted from the lower margins associated with the Company's touch vending terminal products sold to ATG. The Company continues to maintain higher margins (in the 50% + range) in its core business groups that serve the financial trading community. The Company obtains its materials and supplies from a variety of vendors in the US and far east. Although the Company experienced slight price increases in certain component parts obtained from the far east, these increases were partially offset by price reductions in other product components due to increased volumes purchased.

Selling, General and Administrative

            Selling, general and administrative expenses for the three and six month periods ended June 30, 1996 were $708,646 and $1,353,995 as compared to $624,932 and $1,133,220 in the comparable periods in 1995, an increase of 13.4% and 19.5%, respectively. Such increases reflected the continued expansion of operations in both the U.S and in London. A significant portion of the costs of such expansion, including personnel costs, was not realized until mid 1995. The Company, during the past several years, has spent a considerable effort in developing a variety of turn-key systems. Management believes that this development effort will enhance the Company's product portfolio as its grows in the future. The Company has also continued its marketing programs for 1996, primarily focusing on core product marketing and public relations activities and representation at technological exhibitions planned throughout the year. Research and development expenses for the three and six month periods ended June 30, 1996 approximated $60,000 and $124,000 as compared to $14,700 and $31,000 in the comparable periods in 1995 and are included in selling, general and administrative expenses.

Other Income

            Other income consists principally of interest earned on cash balances and sublease income earned. The Company leases a portion of its corporate office facility under a three year sublease which expires on April 30, 1997. Sublease rental income earned during the three and six month periods ended June 30, 1996 and 1995 approximated $9,700 and $19,400.

Net Income (Loss)

            Net income for the three months ended June 30, 1996 was $24,154 ($0.00 per share) as compared to a net loss of $27,610 ($0.00 per share) in the three months ended June 30, 1995. Net loss for the six months ended June 30, 1996 totaled $358,124 ($0.05 per share) as compared to a net loss of $71,056 ($0.01 per share) in the six months ended June 30, 1995. This increase in net loss, during the six month period ended June 30, 1996, principally resulted from lower margins experienced on the sale of the Company's touch vending terminal products to ATG. See "Revenues" and "Cost of Sales and Service and Gross Profit" above.

            Management has made a considerable effort with respect to an expansion of its operations and development of various turn-key systems which began in 1993 and continues into 1996. The Company believes that this expansion of personnel, facilities and product portfolio will better position the Company and facilitate its future growth.


LIQUIDITY AND CAPITAL RESOURCES

            Since its formation, the Company's primary source of working capital has been private offerings of its securities, through which the Company has raised approximately $6.0 million of working capital. At June 30, 1996, cash balances decreased to $1,239,043 from $1,258,119 at December 31, 1995.

            The Company's current assets at June 30, 1996 exceeded its current liabilities by approximately $3,603,000. As of July 31, 1996, the Company has collected approximately $709,000 of its outstanding receivable balances at June 30, 1996. The Company at June 30, 1996 had long-term debt totaling $20,800 which represents a secured term loan on the purchase of development equipment. In addition, at June 30, 1996, the Company had no material commitments for capital expenditures or inventory purchases. The Company had available a one million dollar bank line of credit facility for the purpose of financing accounts receivable and, at June 30, 1996, the Company had not used the line of credit facility. The line of credit, which was secured by accounts receivable and inventory, expires on April 30, 1997. Interest on the line of credit was based on the bank's prime rate plus one percent.

            The Company believes that with its available capital, line of credit facility and anticipated funds generated from operations, it will be able to fund its cash needs through the end of 1996 without the need for additional capital or financing. The Company intends to utilize its positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grow more rapidly than anticipated, it is possible that the Company would require additional funds beyond 1996. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

            In addition, at June 30, 1996, the Company has warrants outstanding for the purchase of 475,087 shares of its Common stock. Assuming the exercise of all such outstanding Warrants, the Company would realize approximately $1,140,000 in gross proceeds.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 12, 1996


                                TRINITECH SYSTEMS, INC.
                                (Registrant)


                                By:    /s/ Peter Kilbinger Hansen
                                   -------------------------------
                                    Peter Kilbinger Hansen
                                    Chairman of the Board
                                          and President
                                    (Chief Executive Officer)



                                By:    /s/ William E. Alvarez, Jr.
                                   -------------------------------
                                    William E. Alvarez, Jr.
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting
                                     Officer)