Form 10QSB
period 1996-09-30
TRINITECH SYSTEMS INC
filed 1996-11-14
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

                                 --------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


7,313,530 shares of Common Stock were issued and outstanding as of November 11, 1996.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 (Unaudited)
                                                                 September 30,   December 31,
ASSETS                                                               1996            1995
                                                                  -----------    -----------
CURRENT ASSETS:
Cash                                                              $   828,243    $ 1,258,119
Accounts receivable                                                 2,110,581      2,409,434
Inventories                                                         1,106,239      1,000,450
Prepaid expenses and other                                            360,319        201,849
                                                                  -----------    -----------
     Total Current Assets                                           4,405,382      4,869,852
                                                                  -----------    -----------

EQUIPMENT - net of accumulated depreciation of $379,643
     and $283,306 at September 30 and December 31, respectively       418,907        403,512
                                                                  -----------    -----------

OTHER ASSETS - net of accumulated amortization of $735,758
     and $565,107 at September 30 and December 31, respectively       612,246        596,561
                                                                  -----------    -----------

TOTAL                                                             $ 5,436,535    $ 5,869,925
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                          $   558,328    $   353,129
Accrued expenses                                                      401,705        454,449
Current portion of term loan payable                                   26,667         16,667
Advance billings                                                       64,051        120,634
Payroll and other taxes payable                                        60,167         25,633
                                                                  -----------    -----------
     Total Current Liabilities                                      1,110,918        970,512

TERM LOAN PAYABLE                                                      36,667         29,167
                                                                  -----------    -----------
     Total Liabilities                                              1,147,585        999,679
                                                                  -----------    -----------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                  --             --
Common stock - par value $.001; 15,000,000 shares authorized;
     7,306,530 and 7,272,530 shares issued and
     outstanding in 1996 and 1995, respectively                         7,307          7,273
Additional paid-in capital                                          5,993,789      5,920,203
Accumulated deficit                                                (1,712,146)    (1,057,230)
                                                                  -----------    -----------

     Total Stockholders' Equity                                     4,288,950      4,870,246
                                                                  -----------    -----------

TOTAL                                                             $ 5,436,535    $ 5,869,925
                                                                  ===========    ===========

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

                                                               --- Three Months Ended ---             --- Nine Months Ended ---
                                                            September 30,       September 30,      September 30,       September 30,
                                                                1996                1995               1996                1995
                                                             -----------         -----------        -----------         -----------
REVENUES:
Sales                                                        $   837,359         $ 1,100,084        $ 3,060,009         $ 2,932,740
Service contracts                                                184,660             131,575            533,973             355,182
                                                             -----------         -----------        -----------         -----------
     Total Revenues                                            1,022,019           1,231,659          3,593,982           3,287,922

COST OF SALES AND SERVICE                                        496,233             556,129          2,033,170           1,514,841
                                                             -----------         -----------        -----------         -----------

GROSS PROFIT                                                     525,786             675,530          1,560,812           1,773,081
                                                             -----------         -----------        -----------         -----------

EXPENSES:
Selling, general and administrative                              799,273             591,056          2,153,268           1,724,276
Depreciation and amortization                                     42,165              38,726            118,379             104,628
                                                             -----------         -----------        -----------         -----------
     Total Expenses                                              841,438             629,782          2,271,647           1,828,904
                                                             -----------         -----------        -----------         -----------

INCOME (LOSS) FROM OPERATIONS                                   (315,652)             45,748           (710,835)            (55,823)

OTHER INCOME - NET                                                18,860              16,862             55,919              47,377
                                                             -----------         -----------        -----------         -----------

NET INCOME (LOSS)                                            ($  296,792)        $    62,610        ($  654,916)        ($    8,446)
                                                             ===========         ===========        ===========         ===========

NET INCOME (LOSS)
        PER COMMON SHARE                                     $     (0.04)        $      0.01        $     (0.09)        $     (0.00)
                                                             ===========         ===========        ===========         ===========

AVERAGE COMMON SHARES
        OUTSTANDING                                            7,306,530           7,249,430          7,292,059           7,177,173
                                                             ===========         ===========        ===========         ===========

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

                                                     ---Nine Months Ended ---
                                                  September 30,    September 30,
                                                      1996             1995
                                                   -----------      -----------
OPERATING ACTIVITIES:
Net loss                                           ($  654,916)     ($    8,446)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                     348,737          284,002
     Changes in assets and liabilities:
       Accounts receivable                             298,853         (804,868)
       Inventories                                    (105,789)         133,219
       Prepaid expenses                               (158,470)         (31,374)
       Accounts payable - trade                        205,199          278,079
       Deferred revenue                                (56,583)        (100,785)
       Payroll and other taxes payable                  34,534            6,609
       Accrued expenses                                (52,744)         160,606
                                                   -----------      -----------
Net cash provided by operating activities             (141,179)         (82,958)
                                                   -----------      -----------

INVESTING ACTIVITIES:
Payments for equipment                                (111,732)        (155,528)
Payments for other assets                             (268,085)        (266,630)
                                                   -----------      -----------
Net cash used in investing activities                 (379,817)        (422,158)
                                                   -----------      -----------

FINANCING ACTIVITIES:
Issuance of common stock                                73,620          372,125
Proceeds from borrowings                                30,000           50,000
Repayment of borrowings                                (12,500)            --
                                                   -----------      -----------
Net cash provided by financing activities               91,120          422,125
                                                   -----------      -----------

INCREASE (DECREASE) IN CASH                           (429,876)         (82,991)

CASH, BEGINNING OF PERIOD                            1,258,119        1,035,276
                                                   -----------      -----------

CASH, END OF PERIOD                                $   828,243      $   952,285
                                                   ===========      ===========

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited)
--------------------------------------------------------------------------------

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

            The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's 1995 audited financial statements. Results of operations for the period ended September 30, 1996 are not necessarily indicative of operating results for the fiscal year.


2.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                     September 30, 1996    December 31, 1995
                                     ------------------    -----------------

Parts                                      $  688,066         $  634,003
Finished goods                                418,173            366,447
                                           ----------         ----------

                     Total                 $1,106,239         $1,000,450
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

Revenues

            Revenues for the three and nine months ended September 30, 1996 were
$1,022,019  and  $3,593,982  as compared to  $1,231,659  and  $3,287,922  in the comparable periods in 1995. In spite of a significant backlog entering into the third quarter, the Company experienced a decrease in revenues during the three months ended September 30, 1996 as a direct result of delays in receiving displays needed for the Company's production. All deliveries delayed during the third quarter have been rescheduled for shipment in the fourth quarter in addition to the Company's fourth quarter delivery expectations. At September 30, 1996, the Company's order backlog totaled approximately $3,250,000. The unexpectedly long lead times in the delivery of displays used in the Company's products resulted from increased worldwide demand for flat panel displays. In spite of the Company's efforts to place advanced orders, to counter possible delays of displays required to meet the above deliveries, the bulk of the displays did not begin to arrive until early October 1996. Approximately 30% and 20% of the Company's sales revenues for the three and nine month periods ended September 30, 1996 were derived from software installations as compared to approximately 26% and 29% during the comparable periods in 1995. Revenue from export sales approximated $616,000 and $2,209,000 during the three and nine months ended September 30, 1996 as compared to $387,000 and $857,000 during the comparable periods in 1995. In addition, revenues from service contracts increased by 40% and 50% in the three and nine month periods ended September 30, 1996 over the comparable 1995 periods. The increase in service revenue resulted from increased sales of hardware and software products during the past year. The Company did not experience any significant price changes in its product lines during the three and nine month periods ended September 30, 1996 and 1995.

Cost of Sales and Service and Gross Profit

            The Company's cost of sales and service is principally comprised of labor, materials and overhead. Gross profit as a percentage of total revenues were 51.4% and 43.4% for the three and nine month periods ended September 30, 1996 as compared to 54.8% and 53.9% during the comparable periods in 1995. Cost of sales and service was $496,233 and $2,033,170 in the three and nine months ended September 30, 1996 as compared to $556,129 and $1,514,841 in the three and nine months ended September 30, 1995. Cost of sales and service (as a percentage of gross revenues) increased from 45.2% and 46.1% in the three and nine months ended September 30, 1995 to 48.6% and 56.6% in the three and nine months ended September 30, 1996. This increase primarily resulted from lower margins associated with the Company's touch vending terminal products sold during 1996. The Company continues to maintain higher margins (in the 50% range) in its core business groups that serve the financial trading community. The Company obtains its materials and supplies from a variety of vendors in the US and far east. Although the Company experienced slight price increases in certain component parts obtained from the far east, these increases were partially offset by price reductions in other product components due to increased volumes purchased.

Selling, General and Administrative

            Selling, general and administrative expenses for the three and nine month periods ended September 30, 1996 were $799,273 and $2,153,268 as compared to $591,056 and $1,724,276 in the comparable periods in 1995, an increase of 35.2% and 24.9%, respectively. Such increases reflected the continued expansion of operations in both the U.S and in London. The Company, during the past several years, has spent a considerable effort in developing a variety of turn-key systems. Management believes that this development effort will enhance the Company's product portfolio as its grows in the future. The Company has also continued its marketing programs for 1996, primarily focusing on core product marketing and public relations activities and representation at technological exhibitions planned throughout the year. Research and development expenses for the three and nine month periods ended September 30, 1996 approximated $56,000 and $180,000 as compared to $15,000 and $46,000 in the comparable periods in 1995 and are included in selling, general and administrative expenses.

Other Income

            Other income consists principally of interest earned on cash balances and sublease income earned. The Company leases a portion of its corporate office facility under a three year sublease which expires on April 30, 1997. Sublease rental income earned during the three and nine month periods ended September 30, 1996 and 1995 approximated $9,700 and $29,200.

Net Income (Loss)

            Net loss for the three months ended September 30, 1996 was $296,792 ($0.04 per share) as compared to net income of $62,610 ($0.01 per share) in the three months ended September 30, 1995. Net loss for the nine months ended September 30, 1996 totaled $654,916 ($0.09 per share) as compared to a net loss of $8,446 ($0.00 per share) in the nine months ended September 30, 1995. This increase in net loss principally resulted from the delay in the delivery of finished products experienced by the Company during the third quarter of 1996 due to an uncontrollable delay in the delivery of flat panel displays used in the Company's products, combined with lower margins realized on the sale of the Company's touch vending terminal products. See "Revenues" and "Cost of Sales and Service and Gross Profit" above.

            Management has made a considerable effort with respect to an expansion of its operations and development of various turn-key systems which began in 1993 and continues into 1996. The Company believes that this expansion of personnel, facilities and product portfolio will better position the Company and facilitate its future growth.

Liquidity and Capital Resources

            Since its formation, the Company's primary source of working capital has been private offerings of its securities, through which the Company has raised approximately $6.0 million of working capital. At September 30, 1996, cash balances decreased to $828,243 from $1,258,119 at December 31, 1995.

            The Company's current assets at September 30, 1996 exceeded its current liabilities by approximately $3,294,000. The Company at September 30, 1996 had long-term debt totaling $36,700 which represents secured term loans on the purchase of development equipment. In addition, at September 30, 1996, the Company had no material commitments for capital expenditures or inventory purchases. The Company had available a one million dollar bank line of credit facility for the purpose of financing accounts receivable and, at September 30, 1996, the Company had not used the line of credit facility. The line of credit, which was secured by accounts receivable and inventory, expires on April 30, 1997. Interest on the line of credit was based on the bank's prime rate plus one percent.

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

            In addition, at September 30, 1996, the Company has warrants outstanding for the purchase of 475,087 shares of its Common stock. Assuming the exercise of all such outstanding Warrants, the Company would realize approximately $1,140,000 in gross proceeds.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1996


                                 TRINITECH SYSTEMS, INC.
                                 (Registrant)


                                 By: /s/ Peter Kilbinger Hansen
                                     -------------------------------------------
                                       Peter Kilbinger Hansen
                                       Chairman of the Board
                                             and President
                                       (Chief Executive Officer)



                                 By: /s/ William E. Alvarez, Jr.
                                     -------------------------------------------
                                       William E. Alvarez, Jr.
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                        Officer)