Form 10KSB
period 1996-12-31
TRINITECH SYSTEMS INC
filed 1997-03-27
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the Year Ended December 31, 1996
                                       OR
/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from ________to________

                         Commission file number: 0-21324

                             TRINITECH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

      NEW YORK                                      06-1344888
(State of incorporation)                 (I.R.S. Employer identification number)

                      333 LUDLOW STREET, STAMFORD, CT 06902
                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 425-8000

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE      AMERICAN STOCK EXCHANGE
         (Title of each class)       (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Issuer's revenues for the fiscal year ended December 31, 1996 were $7,013,605.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $32,384,000, as of March 24, 1997. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of March 24, 1997 there were 8,180,030 shares of the Registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents                                            Form 10-KSB Reference
---------                                            ---------------------

Proxy Statement for Annual Meeting of
  Stockholders to be held June 2, 1997               Part III, Items 9 - 12

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

TRINITECH SYSTEMS, INC. (the "Company" or "Trinitech") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, currencies and futures & options. The Company has also successfully leveraged its patented flat panel hardware technology, its Trinitech Touchpad(R), through sales outside the financial sector.

The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems to the global financial services industry thereby offering its customers the ability to enter and route orders and executions from "end-to-end," from the buy-side/retail institution or remote branch office through to the exchange floors and electronic exchanges. The Company is setting new standards for the future in this regard and its technology is being used by such firms as Morgan Stanley & Co., Inc., J.P. Morgan Securities, Inc., Lehman Brothers, Inc., Merrill Lynch Pierce, Fenner & Smith, Inc., Smith Barney, Inc., CS First Boston, Paine Webber, Incorporated, Donaldson, Lufkin & Jenrette, Inc., Pershing Trading Corp., and Dean Witter Reynolds, Inc. among others.

The Company's systems provide electronic order entry, order routing, tracking and risk monitoring capabilities, replacing existing paper and telephone based trading and eliminating a number of redundant steps in the order flow and execution reporting process. The Company believes that the trading industry is inevitably moving from a paper and voice driven tracking environment to real-time electronic-based trading. The primary reasons for this transition, the Company believes, are the increased order and information flow provided by an electronic trading environment, the subsequent improvement in trading performance and elimination of trading errors as a result of the availability of on-line risk management, and the cost efficiencies associated with electronic trading. Recurring, high profile trading scandals have provided further impetus for the implementation by financial risk managers of electronic trading systems with risk monitoring capabilities.

All the Company's products are available in flexible building blocks that can be sold either together or separately to complement existing customer components. This has given the Company the ability to collect revenue from each "link" of the trading process. The Company also continues to expand its product portfolio with new and complementary software modules that allow the Company to collect revenue from multiple levels. The Company now offers its trading systems on a subscription or transaction basis, with hardware, software and maintenance provided for a monthly fee. For the Company's customers, the new pricing model offers minimal up-front investment in technology as well as an alternative to costly in-house development. For the Company, it offers a simplification of the sales cycle as well as significant recurring revenue.

(R)-TRINITECH TOUCHPAD, GUIDED-INPUT, X-PAD, TRINITECH, THE COMPANY'S LOGO "T", AND TRINITECH SYSTEMS ARE REGISTERED TRADEMARKS OF TRINITECH SYSTEMS, INC.

In October 1996, the Company launched its NYSE Data Center which provides its equities customers access to its subscription-based quote, order and execution routing systems. The Data Center offers member firms the ability to utilize the Company's systems without having to invest in a communications infrastructure. Furthermore, the Company's Data Center offers the potential for an "any to any" relationship for routing orders and executions between and among firms and the NYSE. During 1997, in conjunction with other major firms and exchanges, the Company will be working to establish a transaction data center for the futures & options industry with the potential for a similar arrangement for electronic order and execution routing. (Part of the gross proceeds from the Company's March 7, 1997 private placement of 800,000 shares of its common stock with gross proceeds of $3.6 million, will be used to finance both of these areas). Going forward into 1997, the Company has repositioned itself for substantial growth. It can now provide the raw terminals (through its hardware products), the software, and the infrastructure (through its Data Centers) to tie the trading industry together for the electronic entry and routing of orders and executions.


                                    PRODUCTS

PORTFOLIO OF COMPLETE ELECTRONIC TRADING SYSTEMS
Trinitech supplies complete turnkey trading solutions that consist of hardware, complete proprietary software packages and network technology for the trading of equities, currencies and futures & options. In addition, the Company supports its customers in all aspects of planning and implementing these systems as well as providing on-going technical support.

Based on these well received and maturing turnkey systems developed with leading international firms, the Company has successfully re-organized its staff into business groups to address each of its core product lines: the Equities Group, Futures and Options Group, Inter-broker Group, and Hardware Technology Group. Each group has built its business and technical management staff with expert knowledge so that their individual product segments are efficiently targeted to their respective customers.

EQUITIES GROUP-PRODUCTS
The Company sells three  complete  systems for equities  trading:  The Trinitech
FLOORLOOK SYSTEM, the Trinitech FLOORREPORT SYSTEM, and FIX-TALK. A fourth software piece, an INDICATION OF INTEREST (IOI) Module, was developed in 1996, with a formal product introduction planned during 1997.

The Trinitech FLOORLOOK SYSTEM consists of the Trinitech Touchpad(R), a scanner, server and proprietary software. FLOORLOOK solves the challenge faced by member firms in getting fast quotes on stocks directly from the exchange floor to their upstairs trading operations. The Trinitech FLOORLOOK SYSTEM works by scanning handwritten quote slips called "LOOKS" into a scanner by a floor clerk located at the member's booth. These scanned LOOKS are instantly transmitted to upstairs traders at their workstations in multiple sites and remote offices. Implementation of the system results in the elimination of repetitive and error prone telephone traffic between clerks and traders resulting in better execution of large trades.

The Trinitech FLOORREPORT SYSTEM is a complete order management system which allows the entry and routing of orders and executions between the buy-side institution, the sales & block desks and the exchange floor. Order by traders are quickly and efficiently captured utilizing the Trinitech Touchpad(R) and can be routed to the appropriate venue in seconds, with executions routed back in the same efficient manner. With the added benefit of FIX compliance, FLOORREPORT allows firms to capture and secure buy-side order flow, thereby increasing buy-side business for firms utilizing the system.

The Trinitech FIX-Talk System ("FIX" - Financial Information exchange protocol), offers firms the ability to establish and maintain FIX sessions, send FIX messages and route incoming messages to different applications (utilizing any operating platform) residing on trader or broker workstations over the Internet or private lines. The FIX protocol offers the ability to connect the buy-side and sell-side of an equities transaction for electronic order/execution routing and trade information sharing and is recognized as being the standard in the industry. Trinitech's FIX-Talk System, co-developed with Morgan Stanley and based on the latest 4.0 version of the FIX protocol, consists of a C++ object oriented class library, the Trinitech FIX-TALK CLIENT TOOLKIT, which allows easy development of applications in order to utilize the FIX protocol. A new software piece, Trinitech's INDICATIONS OF INTEREST MODULE, allows sell-side firms to broadcast positions and inventory to be traded to the buy-side through the FIX protocol (provided by Trinitech).

PRODUCT PRICING-EQUITIES GROUP
All of Trinitech's products for equities trading are available on a subscription basis, with hardware, software and maintenance provided for a monthly subscription fee. Subscription agreements usually run from one to three years, with automatic multiple year renewal provisions included. For the Company's customers, subscription-based pricing offers a low up front investment in mission critical technology as well as an alternative to costly in-house development. For Trinitech it offers a simplification of the sales cycle as well as significant recurring revenue. Pricing for the FLOORLOOK and FLOORREPORT SYSTEMS is based on a monthly fee per booth on the NYSE floor, with an additional monthly upstairs fee per trader workstation using the Systems. FIX-TALK is sold through a one-time domestic licensing fee or a global licensing with a recurring monthly maintenance fee per user. The Company's FIX compliant INDICATION OF INTEREST ("IOI") Module is sold on a monthly fee basis per trader workstation.

PRODUCT PENETRATION-EQUITIES GROUP
NYSE DATA CENTER: In October of 1996, the Company launched its Equities Data Center, strategically located several blocks from the New York Stock Exchange. The Company's Data Center offers easy monthly subscription-based access to all of the Company's quote, order and execution routing systems. The Data Center also allows smaller "two-dollar" and independent brokers access to the Company's systems. Firms no longer need a communications infrastructure to utilize the Company's systems, they can simply subscribe to the service. Proceeds from the Company's private placement (see "General" above) will be used to roll-out the Company's Data Center in 1997.

Developing trading systems with a number of the leading firms, the Company has successfully moved from primarily a hardware vendor to a provider of complete electronic trading systems. Leading customers include Morgan Stanley & Co., Inc., J.P. Morgan Securities, Inc., Lehman Brothers, Inc., Merrill Lynch Pierce, Fenner & Smith, Inc., Smith Barney, Inc., CS First Boston, Paine Webber Incorporated, Nicholas Applegate, SAC Capital Management, among others. The opening of the Company's Data Center in 1996 resulted in five new subscription-based contracts in eight weeks. New customers from 1996 include:
Donaldson, Luffkin & Jenrette, Inc., Pershing Trading Corp., J.C. Bradford & Co., LLC, Legg Mason Wood Walker, Inc., NatWest Securities, Inc., Stuart Frankel & Co., Inc., and A.W. Bertsch, among others.

FUTURES AND OPTIONS GROUP-PRODUCTS
For the futures & options trading market, the Company markets its Futures and Options ORDER BOOK MANAGEMENT SYSTEM ("OBMS"), which enables futures and options traders to enter, route and manage orders and executions in real-time. Global order-routing between different international branches of the same firm and all the major global exchanges, both open outcry and electronic, is supported by this comprehensive system. OBMS is offered utilizing the Company's patented Trinitech Touchpad(R) or in stand-alone software versions

PRODUCT PRICING-FUTURES AND OPTIONS GROUP
During 1996, the Company began to offer OBMS on a subscription or transaction basis, with hardware, software and maintenance provided for a monthly fee.
Subscription agreements usually run from one to three years with automatic multiple year renewal provisions included. When OBMS is sold on a transaction basis, the Company will receive a fee per futures contract traded through the system with a guaranteed monthly minimum payment.

PRODUCT PENETRATION-FUTURES AND OPTIONS GROUP
OBMS has been utilized by a number of leading firms in the futures & options industry, including J.P. Morgan, Citi-futures, and Lloyd Bank, among others. New customers for 1996 include BA Futures, Inc. and Fimat Futures, a division of Societe General, among others.

TRANSACTION DATA CENTER: Based on meetings with a number of leading firms, exchanges and vendors in the futures and options industry throughout 1996, the Company began to test the concept of establishing a transaction data center which provides the capability to route orders and executions globally through one centralized "hub." In return the Company would receive a fee per futures & options contract traded through the system. Response to this concept has been positive and the Company is moving forward with this project in 1997. Proceeds from the Company's private placement (see "General" above) will be used to finance this project.


INTER-BROKER GROUP-PRODUCTS
For large scale inter-broker firms, the Company markets its Trinitech MONEY BROKER SYSTEM, (MBS) for spot currency trading. Utilizing the Trinitech Touchpad(R), MBS provides real-time electronic deal-matching, instant deal confirmation and error detection, which provides significant organizational and operational savings to firms utilizing the system.

The Company is also currently piloting various prototype applications for forward currency trading and for inter-broker bond trading.

PRODUCT PRICING-INTER-BROKER GROUP
Trinitech offers its MBS software on a global licensing basis and charges per broker "seat" for its Trinitech Touchpad(R).

PRODUCT PENETRATION-INTER-BROKER GROUP
MBS is currently utilized by the two largest money brokers in the world, Tullett & Tokyo Forex, Inc. and Harlow Butler. Sales of the Company's MBS in 1996 consisted of global roll-outs of the System to other locations and sites. The global roll-out of the System among large customers, management believes, are anticipated to continue in 1997.


HARDWARE TECHNOLOGY GROUP-PRODUCTS
Trinitech Touchpad(R): Utilizing a touch-screen interface, the Company's original product, the Guided-Input(R) Trinitech Touchpad(R) was designed to simplify and expedite the entry of orders and information related to the trading of financial instruments. The Trinitech Touchpad(R), with its patented flat panel design, was developed to optimize critical trader/broker desktop real estate. Its proprietary open architecture offers seamless integration with all major industry operating systems, thereby allowing customers to freely choose between MS-DOS, MS-Windows, Windows NT, OS/2, and UNIX applications.

By offering what it believes to be a unique concept in intuitive, high-speed data entry and on-line information retrieval, the Company has managed to combine its touch-screen technology with proprietary software in such a manner that it has become possible to virtually eliminate the process of manual collection and processing of paper deal, order or quote tickets. Traders and brokers using the Company's Trinitech Touchpad(R) are able to record all of their trading activities electronically as they happen. As a result, it is now possible to automatically update on-line trader and management overview screens, thereby reducing the risk of errors and uninformed trading both in slow and frenetic markets.

The Company's flat panel hardware technology has established applications in segments of the financial industry, but has also been successfully deployed in other sectors. The Company, during February 1996, was awarded a contract valued at $4,000,000 to provide 2,100 units of its TRINITECH TOUCH VENDING TERMINAL to ATG, the leading Swedish-based off-track-betting operation.

Based on the prospects for future sales in both financial and non-financial markets, the Company has promoted a new manager to lead a newly created Hardware Technology Group. The Group will be responsible for the sale of the Company's flat panel touchscreens and monitors to both the financial industry and non-financial markets, as well as new product development. During 1996, the Company introduced a new generation of high-end flat panel monitors with optional touchscreens, including the TRINITECH XGA MULTISYNC MONITOR, which is available in 12.1", 14.1" and 20.0" versions. By offering the Company's patented flat panel design utilized by its Trinitech Touchpad(R), combined with higher quality and a lower price than existing competitors, the Company believes it can capture an increasing share of the market for flat panel displays and touchscreens in both the financial and non-financial sectors. In addition, the Company offers different variations of its Trinitech Touchpad(R), including its S-Bus Trinitech Touchpad(R), which is designed specifically for Sun SPARC workstations.

PRODUCT PRICING-HARDWARE TECHNOLOGY GROUP
The price of the Company's hardware products depends upon the features desired by customers, excluding software. Generally, customers enter into sales agreements with the Company that provide for initial orders from one to twenty Trinitech Touchpads(R).

PRODUCT PENETRATION-HARDWARE TECHNOLOGY GROUP
To date, the Company's Trinitech Touchpad(R) products have been extensively utilized by major international banks, securities firms and exchanges in the United States, Europe and the Far East, including the American Stock Exchange, Arab Bank, Bank of Tokyo, Berliner Bank, CBOE (Chicago Board of Options Exchange), Citi-Futures, Daichi Kangyo Bank, Dean Witter, CS First Boston, JP Morgan, Lehman Brothers, Lloyds Bank, Merrill Lynch, Montreal Stock Exchange, Morgan Stanley, Paine Webber, Smith Barney, Swiss Bank, Shell Oil, and Yamaichi International, among others.

The Company has also sold its units in non-financial industries, including ATG in Sweden for off-track-betting. Based on further test marketing throughout 1996 and by exhibiting at major industry exhibitions including COMDEX, where the Company believes its products were well received, the Company continues to selectively pursue the sale of its hardware products outside of the financial industry.


                                    MARKETING

ELECTRONIC TRADING SYSTEMS
The Company believes that the financial trading industry represents an ideal example of a uniform niche market. The characteristics of this market, particularly its low level of automation at the trade-entry or deal-making level, provide an excellent opportunity for the marketing of cost-effective and innovative technical solutions. The Company believes that this market is clearly defined, readily accessible, and accustomed to technological investment. As a single, coherent community, the trading industry allows the Company to market standardized products in a uniform manner in each of its market segments for equities, currencies and futures & options trading on a global basis. The Company's offering of products on a subscription or transaction basis through a data center solution, management believes, will significantly aid the roll-out of its products on an industry-wide basis, opening up new market segments for the Company's products.

The Company continued to increase its global presence by exhibiting its products at approximately five international technology conferences. In addition, the Company is building marketing and advertising programs for each product group and, by offering complete solutions on a subscription basis, this effort will accelerate. The Company intends to expand these programs in 1997.

NON-FINANCIAL/HARDWARE
The Company believes its touch-based flat panel hardware technology is well positioned to compete in markets other than the financial sector. Since inception, the Company has received inquiries concerning the use of its hardware products in such industries as factory automation and inventory control, retail automation, travel service, and medical markets (i.e. hospital bedside terminals). The Company will carefully evaluate the need to further adapt or expand its product-line for the general retail sector. The addition of the aforementioned markets could potentially add a significant long-term component to the Company's revenues. However, there can be no assurances that the Company will be successful in capturing a share of the market in this sector.

                                   COMPETITION

ELECTRONIC TRADING SYSTEMS
Competition exists in the Company's primary market. The Company believes that it competes favorably with its turnkey trading systems, where additional leverage is achieved through optimized integration of Trinitech Touchpad(R) technology, modular trading software and data center solutions. To further enhance the marketability of its systems, the Company is implementing its solutions on the most popular and well established client server architectures.

The Company believes that its technology offers unique advantages compared to alternative technologies utilized by competitors. The Company believes, based upon customer feedback, that its systems successfully fulfill their promise of immediate entry, routing and reporting of trading positions, operational savings, reduction of input error and improvement in reporting for compliance purposes. Having been a early pioneer in providing electronic order capture and routing solutions to the trading industry, the Company has established close relationships with a number of large firms on Wall Street which can increase its leverage in selling its products.

The Company also believes that its management and staff have an in-depth knowledge of the inner-workings of trading rooms, exchange floors, and the overall marketplace, thus facilitating its ability to serve client needs with technological hardware and software adaptations.

NON-FINANCIAL/HARDWARE
There are a large number of suppliers of touch or flat-panel terminals in the market for general retail or point of sale ("POS") automation. However, the Company believes that it has overcome the challenge of designing very robust terminals and, at the same time, achieving visually sleek designs. However, the Company believes that the most competitive feature of its new products are the incorporation into one integrated PC board of all the power, performance video, sound and touch electronics necessary to drive a touch vending terminal. This integration simplifies logistical and maintenance issues, an important concern for large retail organizations that often rely on third parties to perform service and repair work in multiple geographical locations.


                                SALES OPERATIONS

To take  advantage  of  opportunities  in the global  market,  the  Company  has established  sales  offices  in the United  States  (New York and  Chicago)  and
European (London) markets. See Note 5 to the Financial Statements for information concerning export sales. The Company during 1996 continued to increase its global presence by exhibiting the Company's products at approximately five international technology conferences held in both the US and Europe. In addition, the Company, on a selective basis, advertises in various trade publications. The Company intends to continue these programs during 1997.

                               PRODUCT PRODUCTION

The Company designs and develops its proprietary software and prototypes of its hardware products at its facility in Stamford, Connecticut. Once tested and blueprinted, various hardware parts developed by the Company are manufactured by subcontractors and delivered to the Company for final complete assembly, quality control and burn-in testing. To date, the Company has not experienced any returns of its products for generic manufacturing defects. The Company is not dependent upon any one supplier, vendor or subcontractor for any of its manufacturing components.

                               PROPRIETARY ASSETS

The Company actively seeks protection for its copyrights and trade names and, accordingly, the Company, during 1996, received notices of registration for additional trademarks, for "Trinitech(R)", "Trinitech TouchPad(R)" and "Trinitech Systems(R)" for its products in the US and "Trinitech Systems, Inc.(R)" for services in the US. In addition, the Company believes that the look of its primary product is unique and, accordingly, obtained a US Design Patent for its unique product look. The Company, during 1997, will be awarded a utility patent on its Trinitech TouchPad in the US. All employees of the Company, irrespective of job description, are subject to nondisclosure and anti-competitive restrictions.

                                    EMPLOYEES

As of March 21, 1997, the Company had 32 full-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.

                    RISK FACTORS: FORWARD LOOKING STATEMENTS

The management discussion and analysis and the information provided elsewhere in this Form 10-KSB contain forward looking statements regarding the Company's future plans, objectives and expected performance. Those statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward looking statements referred to above. These factors include, among others, the Company's ability to further penetrate the financial services market with a full range of the Company's products and the highly competitive market in which the Company operates.

ITEM 2. PROPERTIES

The Company maintains its executive offices and production facilities in leased premises at 333 Ludlow Street, Stamford, CT 06901 and its European Sales Office in London, England. The Company's US headquarters consists of approximately 8,600 square feet at a current annual rental (including subleased space) of approximately $178,000, expiring on April 30, 2002. The Company subleases approximately 1,900 square feet of its US premises at an annual rental of $36,000, expiring April 30, 1997. The Company's London premises consist of approximately 1,500 square feet at a current annual rental of $15,000, excluding local taxes, expiring on February 17, 1999. In addition, the Company also rents office space in New York City (Data Center) and Chicago on a monthly basis. Management believes that its facilities are adequate for the Company's purposes for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings which are currently pending or, to the Company's knowledge, contemplated against the Company or to which it is a party.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION
The Company's Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "TSI". The following table sets forth the high and low sales prices for the Common Stock, for the periods presented, as reported by the AMEX.

PRICES OF COMMON STOCK

                                          High               Low
                                          ----               ---

1996 Fiscal Year
----------------

First Quarter                            $6.63             $4.50
Second Quarter                           $6.13             $4.63
Third Quarter                            $5.00             $2.38
Fourth Quarter                           $6.00             $2.88

1995 Fiscal Year

First Quarter                            $3.13             $2.25
Second Quarter                           $8.19             $2.25
Third Quarter                            $8.75             $5.88
Fourth Quarter                           $7.06             $4.63

(B) HOLDERS
At March 24, 1997, the records of the Company's transfer agent indicated that there were 472 holders of record of the Company's Common Stock.

(C) DIVIDENDS
Stockholders of the Company's Common Stock are entitled to dividends if and when declared by the Board of Directors out of funds legally available therefor. The Company has not paid or declared any dividends on any class of its capital stock since its organization and has no present intention of paying cash dividends on its Common Stock. In addition, the payment of cash dividends on the Common Stock is restricted under the provisions of the Company's revolving credit facility and term loan agreements. The Company intends to utilize any earnings it may achieve for the development of its business and for working capital purposes.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) TouchPad System. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

REVENUES
Sales revenues for the Company increased by 38% in fiscal 1996 (from $4,560,935 to $6,295,468) and 51% in fiscal 1995 (from $3,022,237 to $4,560,935). The increase in sales revenues over the past two fiscal years was principally due to increased deliveries of Trinitech TouchPad(R) Systems, primarily 1,750 units of its touch vending terminal to a non-financial service firm customer, during fiscal 1996. The Company's sales revenues were comprised of both hardware and software installations. Approximately 15% and 21% of the Company's 1996 and 1995 sales, respectively, were derived from software installations. In addition, revenues from service contracts increased by 48% in fiscal 1996 (from $483,712 to $718,137) and 88% in fiscal 1995 (from $257,881 to $483,712). The increase in service contract revenue resulted from an increase of equipment in use by customers. The service contract revenue generally begins between three to six months after the delivery and installation of the hardware and software. Service and maintenance for 1996 sales of the Company's touch vending terminal products (1,750 units) will be managed on an actual time and material arrangement. Even though the Company expects its service and maintenance revenue to grow in the financial sector, management does not anticipate receiving any significant future service and maintenance revenue from its 1996 sales of touch vending terminal products.

The export market continued to be an important source of revenue, with sales approximating 86% and 40% of sales in fiscal 1996 and 1995, respectively. During fiscal 1996, sales to two customers accounted for approximately 72% of total revenue. During fiscal 1995, sales to three customers accounted for approximately 38% of total revenue. The Company did not experience any significant price changes in its product line in fiscal 1996 or fiscal 1995.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of sales and service is principally comprised of labor, materials, overhead and amortization of capitalized product enhancement costs. Gross profit as a percentage of total revenues was 40.9% and 53.2% in fiscal 1996 and 1995, respectively. The decrease in gross margin between 1996 and 1995 principally resulted from lower margins associated with the Company's touch vending terminal products sold during 1996. The Company continues to maintain higher margins (in the 50% range) in its core business groups that serve the financial community. The Company obtains its materials, parts and supplies from a variety of vendors in the U.S. and Far East. During 1996, the Company did not experience any significant price increases in its component parts purchased.

SELLING, GENERAL AND ADMINISTRATIVE
During fiscal 1996, selling, general and administrative expenses increased 27.5% (from $2,525,684 to $3,219,000) when compared to fiscal year 1995. During fiscal 1995, selling, general and administrative expenses increased 24.3% (from $2,031,357 to $2,525,684) when compared to fiscal year 1994. The increase in fiscal 1996 and 1995 was principally due to a continued expansion of operations in both the U.S. and in London, which began during 1994. As a result, the Company experienced increases in salaries and related benefits, travel expenses, recruiting fees and various related office expenses. During 1996 and 1995, the Company added personnel to its technical programming and sales staff. Such employees were added to technical positions with a primary focus on customer hardware and software project implementation and development. The Company's recruitment effort, which began during 1993, continues to strengthen the management infrastructure in order to better position the Company to respond to present customers needs as well as for the future. During 1996, the Company established a sales presence in Chicago with the addition of a sales office. The Company has expanded its advertising and marketing programs in 1996 which included production of various product brochures, advertisements in several financial trade publications as well as representation at several technological exhibitions. The Company will continue to expand these programs during 1997. Research and development expenses for fiscal 1996 and 1995 were approximately $241,900 and $194,500, respectively and are included in selling and administrative expenses.

OTHER INCOME
Other income consists principally of interest earned on cash balances and sublease income earned. The Company leases a portion of its corporate office facility under a three year sublease which expires on April 30, 1997. Sublease rental income earned during 1996 and 1995 totaled approximately $35,800 per year. The interest income earned by the Company during 1996 increased slightly from 1995 principally due to higher interest rates earned on the Company's cash balances during 1996.

NET INCOME/LOSS
Net loss for fiscal 1996 was $445,285 ($0.06 per share) as compared to a net income of $81,466 ($0.01 per share) for fiscal 1995. The net loss during fiscal 1996 principally resulted from the continued expansion of operations as described in "Selling, General and Administrative" above combined with lower gross margins associated with the Company's touch vending terminal products sold during 1996. Net income for the three months ended December 31, 1996 was $209,631 ($0.03 per share) as compared to $89,912 ($0.01 per share) in the three months ended December 31, 1995. The increase in net income during the three months ended December 31, 1996 principally resulted from a 95% increase in revenues during the period as compared to the three months ended December 31, 1995 (from $1,756,725 to $3,419,623). This increase in revenues during the three months ended December 31, 1996 principally resulted from increased deliveries of the Company's touch vending terminal products enabling the Company to record a profit in the three month period ended December 31, 1996.

As previously discussed, management made a considerable effort to initiate an expansion of its operations which began in 1993 and continued into 1996. The Company believes that this expansion will better position the Company in 1997 and facilitate its future growth. However, no assurances can be given that the planned future growth will occur.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary source of liquidity has been equity capital. Since the commencement of operations, the Company has raised approximately $6.1 million of working capital through various private placements of its securities. On March 7, 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $75,000 resulting in net proceeds to the Company of approximately $3,525,000. During 1996, the Company renewed its $1 million dollar line of credit facility for the purpose of financing accounts receivable. At December 31, 1996, the Company had $745,000 outstanding under the line of credit. During January 1997, the Company repaid the credit line in full from accounts receivable collections. The line of credit expires on April 30, 1997 and is secured by accounts receivable, inventory and certain equipment. Interest on the line of credit is based on the bank's prime rate plus one percent. The Company expects that it will renew the credit facility upon substantially similar terms. The bank agreement requires the Company, among other things, to maintain minimum tangible net worth and a minimum current ratio. At December 31, 1996, the Company obtained a waiver of the required minimum tangible net worth and minimum current ratio. At March 7, 1997, the Company is in compliance with required minimum tangible net worth and minimum current ratio. Cash balances at December 31, 1996 decreased to approximately $1,199,000 from $1,258,000 a year earlier.

The accounts receivable balance at December 31, 1996 principally represents amounts due from customers on sales made during 1996. The Company has been continually placing an emphasis on the collection of all outstanding receivables, and believes that all of the balances are fully collectable. Through March 21, 1997, the Company collected the majority of its outstanding receivables at December 31, 1996. The Company's current assets at December 31, 1996 exceeded its current liabilities by approximately $3,573,000. The Company at December 31, 1996 had long-term debt totaling $31,065 which represents secured term loans on the purchase of development equipment. In addition, at December 31, 1996, the Company had no material commitments for capital expenditures or inventory purchases.

The Company believes that with its available capital, including the proceeds from the March 7, 1997 private placement, the line of credit facility and anticipated funds generated from operations it will be able to fund its cash needs through the end of 1997 without the need for additional capital or financing. The Company intends to utilize its positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grow more rapidly than anticipated, it is possible that the Company would require additional funds beyond 1997. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

In addition, the Company has warrants outstanding for the purchase of 542,587 shares of its Common Stock. Assuming the exercise of all such outstanding Warrants, the Company would receive approximately $1,486,000 in gross proceeds.

WORKING CAPITAL
At December 31, 1996 and 1995 the Company had working capital of $3,573,000 and $3,899,000, respectively. The Company's present capital resources include cash flows from operations, proceeds from its March 7, 1997 private placement of Common Stock and available borrowing capacity under its bank credit facility.

CASH PROVIDED BY OR USED IN OPERATING ACTIVITIES
During fiscal 1996, net cash used in operations was $449,343 as compared to cash provided by operations in fiscal 1995 of $326,246. The decline from fiscal 1995 to fiscal 1996 is attributable to the Company recording a profit from fiscal 1995 operations as compared to a loss in fiscal 1996, increases in depreciation and current liabilities during 1996, offset by increases in 1996 accounts receivable and inventory balances.

CASH USED IN INVESTING ACTIVITIES
During fiscal 1996 and fiscal 1995, net cash used in investing activities was $535,145 and $527,362, respectively, and principally represents payments for the purchases of equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES
During fiscal 1996 and fiscal 1995, proceeds from financing activities were $925,099 and $423,959, respectively. Such increase in fiscal 1996 resulted from issuance of Common Stock through exercise of warrants and stock options totaling $168,874 and proceeds from net borrowings of $756,225, principally from the line of credit facility. Utilization of the line of credit during 1996 was to facilitate purchases of component parts required to fulfill the delivery requirements under a contract to supply touch vending terminals. The line of credit was fully repaid during January 1997 as collections were made against the related account receivable.


ITEM 7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
See index to  Financial Statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Section entitled "Proposal No. 1. - Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the June 2, 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 23, 1997.


ITEM 10. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 2, 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 23, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Sections entitled "Principal Holders of Voting Securities" and "Security Ownership of Officers and Directors" of the Company's Proxy Statement for the June 2, 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 23, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 2, 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 23, 1997.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K


(A) DOCUMENTS FILED AS PART OF THIS REPORT

       (1) Financial Information
               See index to Financial Statements on Page F-1

       (2) Financial Statement Schedules
               Supplemental schedules are omitted because they are not required, inapplicable or the required information is shown in the financial statements or notes thereto.

       (3) Exhibits *
               3.1 Articles of Incorporation of Trinitech Systems, Inc. (Exhibit 3.1 to Registrant's Form 10 filed March 5,
                         1993).
               3.2 By-Laws of Trinitech Systems, Inc. (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).
               4.1 Certificate of Designation of Series A Preferred Stock (Exhibit 4.1 to Registrant's Form 10 filed March 5,
                         1993).
               4.2 Specimen - Common Stock Certificate (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
               10.1 Employment Agreement with Peter Kilbinger Hansen dated January 1, 1991 (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).
               10.2 Revolving Credit Agreement, dated April 30, 1995, between First Fidelity Bank and Trinitech Systems, Inc.
               10.3 Amended and Restated 1991 Incentive Stock Option Plan of Trinitech Systems, Inc. **
               21.1 Subsidiaries of the Registrant (Exhibit 21.1 to Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
               24.1      Consent of Independent Public Accountants.**

--------------------------------------
    * - Except as noted, all exhibits have been previously filed.
   ** - Filed herewith.

(B) REPORTS ON FORM 8-K

      No Reports on Form 8-K were filed.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 26th day of March, 1997 on its behalf by the undersigned, thereunto duly authorized.

                                              TRINITECH SYSTEMS, INC.



                                              By: /s/ Peter Kilbinger Hansen
                                                  --------------------------
                                                  Peter Kilbinger Hansen
                                                  Chairman of the Board
                                                     and President
                                                  (Chief Executive Officer)



                                              By:  /s/ William E. Alvarez, Jr.
                                                   ---------------------------
                                                   William E. Alvarez, Jr.
                                                   Chief Financial Officer
                                                      and Secretary

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            Signatures                   Title                                            Date
            ----------                   -----                                            ----



     /s/ Peter Kilbinger Hansen          Chairman of the Board                March 26, 1997
------------------------------------     (Principal Executive Officer)
Peter Kilbinger Hansen



     /s/ William E. Alvarez, Jr.         Chief Financial Officer and          March 26, 1997
------------------------------------     Secretary
William E. Alvarez, Jr.                  (Principal Accounting Officer)



     /s/ Dr. John H. Chapman             Director                             March 26, 1997
------------------------------------
Dr. John H. Chapman



     /s/ Craig M. Shumate                Director                             March 26, 1997
------------------------------------
Craig M. Shumate



     /s/ Carl E. Warden                  Director                             March 26, 1997
------------------------------------
Carl E. Warden

                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----

Report of Independent Public Accountants..................................F-2

Financial Statements:

Consolidated Balance Sheets at December 31, 1996 and 1995.................F-3

Consolidated Statements of Operations for the Years Ended
    December 31, 1996 and 1995............................................F-4

Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 1996 and 1995............................................F-5

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1996 and 1995............................................F-6

Notes to Consolidated Financial Statements................................F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Trinitech Systems, Inc.:

            We have  audited the  accompanying  consolidated  balance  sheets of
Trinitech Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinitech Systems, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                        /s/ Arthur Andersen LLP
                                                            -------------------
                                                            Arthur Andersen LLP

Stamford, Connecticut,
March 18, 1997

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------

                                                                      December 31,    December 31,
ASSETS                                                                    1996           1995
                                                                      -----------     -----------
CURRENT ASSETS:
Cash                                                                  $1,198,730       $1,258,119
Accounts receivable - less allowance of $30,000 in 1996                3,802,364        2,409,434
Inventories                                                            1,154,187        1,000,450
Prepaid expenses and other                                               315,911          201,849
                                                                      -----------     -----------
     Total Current Assets                                              6,471,192        4,869,852
                                                                      -----------     -----------

EQUIPMENT - net of accumulated depreciation of $417,087
     and $283,306 in 1996 and 1995, respectively                         434,638          403,512
                                                                      -----------     -----------

OTHER ASSETS  - net of accumulated amortization of $832,652
     and $565,107 in 1996 and 1995, respectively                         617,506          596,561
                                                                      -----------     -----------

TOTAL                                                                 $7,523,336       $5,869,925
                                                                      ===========     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                              $1,386,306         $353,129
Accrued expenses                                                         525,653          454,449
Current portion of term loans payable                                     25,994           16,667
Credit line payable                                                      745,000            -
Advance billings                                                         149,675          120,634
Payroll and other taxes payable                                           65,808           25,633
                                                                      -----------     -----------
     Total Current Liabilities                                         2,898,436          970,512

TERM LOANS PAYABLE                                                        31,065           29,167
                                                                      -----------     -----------

     Total Liabilities                                                 2,929,501          999,679
                                                                      -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                  -               -
Common stock - par value $.001; 15,000,000 authorized;
     7,375,030 and 7,272,530 shares issued and outstanding
     in 1996 and 1995, respectively                                        7,375            7,273
Additional paid-in capital                                             6,088,975        5,920,203
Accumulated deficit                                                   (1,502,515)      (1,057,230)
                                                                      -----------     ------------
     Total Stockholders' Equity                                        4,593,835        4,870,246
                                                                      -----------     -----------

TOTAL                                                                 $7,523,336       $5,869,925
                                                                      ===========     ============


See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------




                                                       Year Ended    Year Ended
                                                    December 31,  December 31,
                                                        1996          1995
                                                   -------------  -----------

REVENUES:
Sales                                               6,295,468      $4,560,935
Service contracts                                     718,137         483,712
                                                    ---------      ----------
     Total Revenues                                 7,013,605       5,044,647

COST OF SALES AND SERVICE                           4,146,490       2,359,170
                                                    ---------      ----------

GROSS PROFIT                                        2,867,115       2,685,477
                                                    ---------      ----------

EXPENSES:
Selling, general and administrative                 3,219,000       2,525,684
Depreciation and amortization                         166,896         144,278
                                                    ---------      ----------
     Total Expenses                                 3,385,896       2,669,962
                                                    ---------      ----------

INCOME (LOSS) FROM OPERATIONS                        (518,781)         15,515

OTHER INCOME - NET                                     73,496          65,951
                                                    ---------      ----------

NET INCOME (LOSS)                                   ($445,285)        $81,466
                                                    =========      ==========

NET INCOME (LOSS) PER COMMON SHARE                   ($  0.06)       $  0.01
                                                    ==========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     (INCLUDING COMMON SHARE EQUIVALENTS IN 1995)   7,297,900       7,551,700
                                                    ==========     ===========


See Notes to Financial Statements.
                                      F-4

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------



                                                                                 Additional
                                                     Common Stock                  Paid-in           Accumulated
Description                                       Shares       Amount             Capital              Deficit
--------------------------                      ----------     -------        -------------         -------------

BALANCE,
   JANUARY 1, 1995                               7,091,530      $7,092           $5,542,259          ($1,138,696)

Stock issued from exercise
    of options and warrants                        181,000         181              377,944                -
Net income for the year ended
   December 31, 1995                                 -             -                  -                   81,466
                                                ----------     -------        -------------         -------------

BALANCE,
   DECEMBER 31, 1995                             7,272,530       7,273            5,920,203           (1,057,230)

Stock issued from exercise
    of options and warrants                        102,500         102              168,772                -
Net loss for the year ended
   December 31, 1996                                 -             -                  -                 (445,285)
                                                ----------     -------        -------------         -------------

BALANCE,
   DECEMBER 31, 1996                             7,375,030      $7,375           $6,088,975          ($1,502,515)
                                                ==========     =======        =============         =============


See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 Year Ended               Year Ended
                                                                December 31,             December 31,
                                                                    1996                     1995
                                                               -------------            -------------
OPERATING ACTIVITIES:
Net income (loss)                                               ($445,285)                $81,466
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                483,074                 397,689
     Changes in assets and liabilities:
       Accounts receivable                                     (1,392,930)               (965,122)
       Inventory                                                 (153,737)                317,911
       Prepaid expenses                                          (114,062)                 50,083
       Accounts payable - trade                                 1,033,177                 202,271
       Advanced billings                                           29,041                 (11,822)
       Payroll and other taxes payable                             40,175                   4,563
       Accrued expenses                                            71,204                 249,207
                                                               ----------               ----------
Net cash provided by (used in) operating activities              (449,343)                326,246
                                                               ----------               ----------

INVESTING ACTIVITIES:
Payments for equipment, net of retirements                       (164,907)               (176,257)
Payments for other assets                                        (370,238)               (351,105)
                                                               ----------               ----------
Net cash used in investing activities                            (535,145)               (527,362)
                                                               ----------               ----------

FINANCING ACTIVITIES :
Proceeds from borrowings                                        1,025,000                  50,000
Repayment of borrowings                                          (268,775)                 (4,166)
Issuance of common stock                                          168,874                 378,125
                                                               ----------               ----------
Net cash provided by financing activities                         925,099                 423,959
                                                               ----------               ----------

INCREASE (DECREASE) IN CASH                                       (59,389)                222,843

CASH, BEGINNING OF YEAR                                         1,258,119               1,035,276
                                                               ----------               ----------

CASH, END OF YEAR                                              $1,198,730              $1,258,119
                                                               ==========              ===========

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest                             $8,443                  $2,643
                                                               ==========              ===========

TRINITECH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF THE BUSINESS

      Trinitech Systems, Inc. and subsidiary (the "Company") develops and markets advanced electronic trade entry and data capture systems to financial service firms in the United States and Europe. The Company's turnkey systems, developed using patented hardware technology and proprietary software, permit real time execution monitoring of trading transactions. The Company has also successfully leveraged its patented flat panel hardware technology through sales outside the financial sector. During 1996, the Company had a major sale of equipment to a non-financial service firm customer. In addition, the Company offers a range of related information technology services and maintenance support. The Company has sales offices in both the U.S. and Europe.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      INVENTORIES

      Inventories consist of parts, work-in-process and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market.

      EQUIPMENT

      Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from three to eight years.

      OTHER ASSETS

      Other assets consist principally of organization costs, deferred product enhancement costs, and deposits. Such other assets are being amortized using the straight-line method over three to five years. Patent costs, included in organization costs, are being amortized over seventeen years.

      REVENUE RECOGNITION

      Sales are generally recorded upon shipment of the product to customers. Revenue from service contracts is recognized over the period the services are performed. Costs to fulfill service contracts have been insignificant during the periods presented.

      RESEARCH AND DEVELOPMENT

      Research and development costs are expensed as incurred.

      FOREIGN CURRENCY TRANSLATION

      The Company's functional currency is the U.S. dollar. Accordingly, the monetary assets and liabilities of the European sales office are translated at year-end exchange rates while nonmonetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates in effect during the year, except for depreciation and cost of sales which are translated at historical rates. The resulting currency translation gain or loss is included in the results of operations for the periods presented.

      NET INCOME (LOSS) PER COMMON SHARE AND COMMON STOCK

      Net income (loss) per common share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents have not been included in the per share calculation for 1996 because their effect is anti-dilutive.

2.    INVENTORY

      Inventory consists of the following:
                                           ----- December 31, -----
                                            1996              1995
                                            ----              ----
         Parts                            $  750,722        $  634,003
         Finished goods                      403,465           366,447
                                          ----------        ----------

                              Total       $1,154,187        $1,000,450
                                          ==========        ==========

3.    EQUIPMENT

      Equipment consists of the following:
                                           ----- December 31, -----
                                            1996              1995
                                            ----              ----
       Computer software                   $233,681           $202,520
       Leasehold improvements                39,169             32,474
       Furniture and Equipment              578,875            451,824
                                           ---------          ---------
                  Subtotal                  851,725            686,818
         Less accumulated
                  depreciation              417,087            283,306
                                           ---------          ---------

                                           $434,638           $403,512
                                           ========           ========

4.    CAPITAL STOCK

      During 1995, 155,500 warrants were exercised resulting in the issuance of 155,500 shares of Common Stock. The Company received $311,000 from the exercise of such warrants. In addition, during 1996, 27,500 warrants were exercised resulting in the issuance of 27,500 shares of Common Stock. The Company received $55,000 from the exercise of such warrants.

      As of December 31, 1996 there are outstanding warrants (the "Warrants") to purchase 542,587 shares of Common Stock. The Warrants are exercisable as follows:

                                     Per Share
           Warrants                Exercise Price            Expiration Date
           --------                --------------            ---------------
              50,000                    $3.50                December 1, 1997
             245,000                    $2.00                December 31, 1997
              90,087               $2.25 - $2.67             December 31, 1998
              90,000                    $3.00                June 30, 1998
              67,500                    $5.13                December 31, 2000


5.    MAJOR CUSTOMERS AND EXPORT SALES

      During the year ended December 31, 1996 two customers accounted for approximately 57% (non-financial service firm customer) and 15%, respectively of total sales. For the year ended December 31, 1995 three customers accounted for 38% of total sales, the largest customer representing 16% of total sales. Export sales amounted to approximately $5,419,000 and $1,819,000 for the years ended December 31, 1996 and 1995, respectively.


6.    RESEARCH AND DEVELOPMENT EXPENSES

      Research and development expenses for the years ended December 31, 1996 and 1995 totaled approximately $241,900 and $194,500, respectively and are included in selling and administrative expenses.


7.    TERM LOANS PAYABLE

      At December 31, 1996 and 1995, the Company had two term loans payable totaling $57,059 and $45,834, respectively, for the purpose of financing development equipment. The term loans, secured by the underlying equipment, are payable in monthly instalments through September 1998 and September 1999, respectively. Interest on the term loans are 7.96% and 8.95%, respectively, per annum. Interest expense for 1996 and 1995 totaled $3,753 and $2,643, respectively.

8.    CREDIT LINE PAYABLE

      The Company has a $1 million line of credit agreement with interest at 1 percent over the Bank's prime rate (8.25% at December 31, 1996) available through April 30, 1997 and is secured by accounts receivable, inventory and certain equipment. At December 31, 1996, the Company utilized $745,000 of the line and had $255,000 available under such agreement. The Company repaid the line of credit, in full during January 1997. The weighted average outstanding borrowings during 1996 were $86,200 at a weighted average interest rate of 9.25%. The bank agreement requires the Company, among other things, to maintain minimum tangible net worth and a minimum current ratio. At December 31, 1996, the Company obtained a waiver of the required minimum tangible net worth and minimum current ratio. Interest expense for 1996 totaled $8,032.

9.    COMMITMENTS

      At December 31, 1996, the Company was committed under operating leases for offices, production facilities and equipment for terms expiring through April 30, 2002. Future minimum annual rental payments are as follows:

              Year                         Amount
              ----                         ------
              1997                         $178,400
              1998                          185,200
              1999                          182,800
              2000                          185,200
              2001                          185,200
              Thereafter                     61,700

      For the year 1997, future minimum annual rental payments are net of sublease income of $12,000. The gross expense under these operating leases was $172,200 and $162,200 for the years ended December 31, 1996 and 1995, respectively. Sublease income for the year ended December 31, 1996 totaled $35,800.

      During January 1991, the Company entered into an employment agreement with its President. The agreement calls for a base salary of $114,000 for the first year, such base salary to be reviewed on an annual basis thereafter by the Compensation Committee of the Board of Directors. In addition, the President is entitled to receive a sales commission on the gross sales of any products of the Company which are sold through the direct sales effort of the executive, which is equivalent to the normal sales commission paid to all Company commission employees. The President received $41,900 and $30,200 in sales commissions during 1996 and 1995, respectively.

10.   DEFINED CONTRIBUTION PLAN

      The Company, on January 1, 1994, established a 401(k) retirement plan covering substantially all of its domestic employees who meet eligibility requirements. The Company matches employees' tax deferred contributions up to a maximum of 3% of employees' compensation provided the employee is employed by the Company at the end of the year. Remaining contributions
      under  the  plan  are   discretionary.   Total
      expense under the plan approximated $30,000 and $25,500 in 1996 and 1995, respectively.

11.   STOCK OPTION PLAN

      The Company maintains an incentive stock option plan for its officers and key employees and reserved 1,500,000 shares of its Common Stock to cover the exercise of options which may be granted under such plan. The option exercise price equals the stock's market price on the date of grant. The options vest 50% one year from date of grant and 50% two years from date of grant. All options granted under the plan expire ten years from date of grant, unless an earlier expiration date is set at the time of grant. At December 31, 1996, options to purchase 1,109,500 shares were available for grant under the stock option plan. The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized.

      Had compensation cost been determined consistent with FASB Statement No. 123, the Company's net income (loss) and income (loss) per share would have been reduced to the following pro forma amounts:

                                                   1996        1995
                                                   ----        ----
        Net Income:                  As Reported ($445,285)    $81,466
                                     Pro forma   ($666,561)   ($12,679)
        Income (loss) per share:     As Reported    ($0.06)      $0.01
                                     Pro forma      ($0.09)      $0.00

      Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      A summary of the status of the Company's stock option plan at December 31, 1996 and 1995, and changes during the years then ended are as follows:

                                                Number      Weighted Average
                                               of Shares    Exercise Price
      1995
      Outstanding January 1, 1995               185,500         $2.22
            Granted                             109,500         $3.21
            Exercised                           (25,500)        $2.63
            Forfeited                           (13,000)        $3.77
                                                -------
      Outstanding December 31, 1995             256,500         $2.52
            Granted                             207,000         $4.26
            Exercised                           (75,000)        $1.52
            Canceled                            (83,500)        $5.31
            Forfeited                           (15,000)        $3.63
                                                -------
      Outstanding December 31, 1996             290,000         $3.06
                                                =======

      Exercisable at December 31, 1996          130,500         $2.62
                                                =======

      160,500 of the 290,000 options outstanding at December 31, 1996 have exercise prices between $2.25 - $3.00, with a weighted average exercise price of $2.60 and a weighted average remaining contractual life of 7.6 years. 130,500 of these options are exercisable; their weighted average exercise price is $2.62. The remaining 129,500 options have exercise prices between $3.63 and $3.99, with a weighted average exercise price of $3.69 and a weighted average remaining contractual life of 8.7 years, none of these options are exercisable.

      The fair values of the option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995; expected life of 5 years, no expected dividend yields, expected volatility of 67% and risk-free interest rates of 6.20 and 7.01, respectively.


12.   INCOME TAXES

      No provision for income taxes was recorded for all periods presented, due to the cumulative loss from operations. At December 31, 1996, the Company had operating loss carryforwards for financial reporting and tax purposes, subject to review by the Internal Revenue Service, of approximately $1,300,000 and $1,200,000, respectively. These loss carryforwards expire beginning in 2007. The tax benefit of such operating loss carryforwards will be credited to income when realization is more likely than not. Deferred tax assets of approximately $520,000 relating to the loss carryforwards were offset by a full valuation allowance.


13.   SUBSEQUENT EVENT

      On March 7, 1997 the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $75,000 resulting in net proceeds to the Company of approximately $3,525,000.

                       ----------------------------------