Form 10QSB
period 1997-03-31
TRINITECH SYSTEMS INC
filed 1997-05-15
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            (Mark one)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1997

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from           to
                                                      -----------  ------------

                           COMMISSION FILE NO. 0-21324

                             TRINITECH SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                NEW YORK                               06-1344888
          (State of incorporation)       (I.R.S. Employer identification number)

        333 LUDLOW STREET, STAMFORD, CONNECTICUT           06902
         (Address of principal executive offices)        (Zip Code)

       Registrant's telephone number, including area code: (203) 425-8000


                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


8,185,030 shares of Common Stock were issued and outstanding as of May 14, 1997.



================================================================================

                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------
BALANCE SHEETS
-----------------------

                                                                                                  (Unaudited)
                                                                                       March 31,              December 31,
ASSETS                                                                                   1997                     1996
                                                                                 --------------------     --------------------
CURRENT ASSETS:
Cash                                                                                  $ 4,479,743             $ 1,198,730
Accounts receivable                                                                     2,470,253               3,802,364
Inventories                                                                             1,142,946               1,154,187
Prepaid expenses and other                                                                265,824                 315,911
                                                                                      -----------             -----------
     Total Current Assets                                                               8,358,766               6,471,192
                                                                                      -----------             -----------

EQUIPMENT - net of accumulated depreciation of $461,362
     and $417,087 at March 31 and December 31, respectively                               518,909                 434,638
                                                                                      -----------             -----------

OTHER ASSETS - net of accumulated amortization of $915,221
     and $832,652 at March 31 and December 31, respectively                               615,166                 617,506
                                                                                      -----------             -----------

TOTAL                                                                                 $ 9,492,841             $ 7,523,336
                                                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                                              $   583,372             $ 1,386,306
Accrued expenses                                                                          321,250                 525,653
Current portion of term loan payable                                                       26,210                  25,994
Credit line payable                                                                          --                   745,000
Advance billings                                                                          434,986                 149,675
Payroll and other taxes payable                                                            66,660                  65,808
                                                                                      -----------             -----------
     Total Current Liabilities                                                          1,432,478               2,898,436

TERM LOAN PAYABLE                                                                          24,427                  31,065
                                                                                      -----------             -----------
     Total Liabilities                                                                  1,456,905               2,929,501
                                                                                      -----------             -----------

COMMITMENTS:
STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                                      --                      --
Common stock - par value $.001; 15,000,000 shares authorized
     8,180,030 and 7,375,030 shares issued and outstanding
     in 1997 and 1996, respectively                                                         8,180                   7,375
Additional paid-in capital                                                              9,615,670               6,088,975
Accumulated deficit                                                                    (1,587,914)             (1,502,515)
                                                                                      -----------             -----------

     Total Stockholders' Equity                                                         8,035,936               4,593,835
                                                                                      -----------             -----------

TOTAL                                                                                 $ 9,492,841             $ 7,523,336
                                                                                      ===========             ===========

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------
STATMENTS OF OPERATIONS
-----------------------



                                                                                                       (Unaudited)
                                                                                                --- Three Months Ended ---
                                                                                          March 31,                      March 31,
                                                                                            1997                           1996
                                                                                        ------------                   ------------
REVENUES:
Sales                                                                                    $ 1,576,044                    $   434,002
Service contracts                                                                            233,533                        169,094
                                                                                         -----------                    -----------
     Total Revenues                                                                        1,809,577                        603,096

COST OF SALES AND SERVICE                                                                    831,431                        319,688
                                                                                         -----------                    -----------

GROSS PROFIT                                                                                 978,146                        283,408
                                                                                         -----------                    -----------

EXPENSES:
Selling, general and administrative                                                        1,041,164                        645,349
Depreciation and amortization                                                                 47,374                         37,867
                                                                                         -----------                    -----------
     Total Expenses                                                                        1,088,538                        683,216
                                                                                         -----------                    -----------

LOSS FROM OPERATIONS                                                                        (110,392)                      (399,808)

OTHER INCOME - NET                                                                            24,993                         17,530
                                                                                         -----------                    -----------

NET LOSS                                                                                 ($   85,399)                   ($  382,278)
                                                                                         ===========                    ===========

NET LOSS PER COMMON SHARE                                                                $     (0.01)                   $     (0.05)
                                                                                         ===========                    ===========

AVERAGE COMMON SHARES OUTSTANDING                                                          7,591,100                      7,274,000
                                                                                         ===========                    ===========


See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
------------------------

                                                                                           (Unaudited)
                                                                                     ---Three Months Ended ---
                                                                                    March 31,          March 31,
                                                                                      1997               1996
                                                                                 ----------------   ---------------
OPERATING ACTIVITIES:
Net loss                                                                         ($   85,399)       ($  382,278)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                   126,843            106,965
     Changes in assets and liabilities:
       Accounts receivable                                                         1,332,111            450,874
       Inventories                                                                    11,241           (211,854)
       Prepaid expenses                                                               50,087            (28,209)
       Accounts payable - trade                                                     (802,934)            (3,202)
       Deferred revenue                                                              285,311             33,833
       Payroll and other taxes payable                                                   852                574
       Accrued expenses                                                             (204,403)          (187,076)
                                                                                 -----------        -----------
Net cash provided by (used in) operating activities                                  713,709           (220,373)
                                                                                 -----------        -----------

INVESTING ACTIVITIES:
Payments for equipment                                                              (128,546)           (29,694)
Payments for other assets                                                            (80,228)           (82,195)
                                                                                 -----------        -----------
Net cash used in investing activities                                               (208,774)          (111,889)
                                                                                 -----------        -----------

FINANCING ACTIVITIES:
Issuance of common stock                                                           3,527,500              4,499
Repayment of borrowings                                                             (751,422)            (4,167)
                                                                                 -----------        -----------
Net cash provided by financing activities                                          2,776,078                332
                                                                                 -----------        -----------

INCREASE (DECREASE) IN CASH                                                        3,281,013           (331,930)

CASH, BEGINNING OF PERIOD                                                          1,198,730          1,258,119
                                                                                 -----------        -----------

CASH, END OF PERIOD                                                              $ 4,479,743        $   926,189
                                                                                 ===========        ===========


See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit (except for the balance sheet information as of December 31, 1996 which has been derived from the Company's audited financial statements) in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB and Item 310
     (b) of Regulation S-B. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.

     The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's 1996 audited financial statements. Results of operations for the period ended March 31, 1997 are not necessarily indicative of operating results for the fiscal year.


2.   INVENTORIES

     Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                             MARCH 31, 1997     DECEMBER 31, 1996
                             --------------     -----------------

    Parts                        $  726,417       $  750,722
    Finished goods                  416,529          403,465
                                 ----------       ----------

                         Total   $1,142,946       $1,154,187
                                  =========       ==========


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

REVENUES

     Revenues for the three months ended March 31, 1997 were $1,809,577 as compared to $603,096 for the three months ended March 31, 1996, an increase of 200%. The increase in revenues during the three months ended March 31, 1997 was principally due to an increase in the delivery of software systems and increased deliveries of the Trinitech TouchPad(R) Systems, primarily 350 units of its touch vending terminal to a non-financial service firm customer. During 1996, the Company delivered 1,750 units of its touch vending terminal to such non-financial service firm customer. The additional delivery of touch vending terminals, during the first quarter of 1997, completes the contractual obligation to such customer. Approximately 36% and 20% of the Company's sales revenues for the periods ended March 31, 1997 and 1996, respectively were derived from software installations. Revenue from export sales approximated $1,221,000 (77% of sales) and $31,000 (7% of sales) during the three months ended March 31, 1997 and 1996, respectively. In addition, revenues from service contracts increased by 38% in the three months ended March 31, 1997 over the comparable 1996 quarter. The increase in service revenue resulted from an increase of equipment in use by customers. Service and maintenance for 1997 and 1996 sales of the Company's touch vending terminal products (2,100 units) will be managed on an actual time and material arrangement. Even though the Company expects its service and maintenance revenue to grow in the financial sector, management does not anticipate receiving any significant future service and maintenance revenue from its 1997 and 1996 sales of touch vending terminal products. The Company did not experience any significant price changes in its product lines during the three month periods ended March 31, 1997 and 1996.

COST OF SALES AND SERVICE  AND GROSS PROFIT

     The Company's cost of sales and service is principally comprised of labor, materials overhead and amortization of capitalized product enhancement costs. Gross profit as a percentage of total revenues was 54.1% and 47.0% for the three months ended March 31, 1997 and 1996, respectively. The increase in gross profit in the three months ended March 31, 1997 principally resulted from an increase in the amount of higher margin software installations which was partially offset by lower margins associated with the Company's touch vending terminal products sold during the three months ended March 31, 1997. The Company obtains its materials parts and supplies from a variety of vendors in the US and Far East. During the three months ended March 31, 1997, the Company did not experienced any significant price increases in its component parts purchased.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the three months ended March 31, 1997 were $1,041,164 as compared to $645,349 in the three months ended March 31, 1996, an increase of 61%. Such increase reflected the continued expansion of operations in both the US and in London. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various related office expenses. During the past two years, the Company added personnel principally to its technical programming and sales staff. Employees added to technical positions have a primary focus on the customer hardware and software project implementation and development. The Company's recruitment effort, which began during 1993, continues to strengthen the management infrastructure in order to better position the Company to respond to present customers needs as well as for the future. The Company has also continued its marketing programs in 1997, primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout 1997. Research and development expenses for the three months ended March 31, 1997 and 1996 approximated $61,600 and $64,000, respectively and are included in selling, general and administrative expenses.

OTHER INCOME

     Other income consists principally of interest earned on cash balances and sublease income earned during the three months ended March 31, 1997 and 1996. The Company leases a portion of its corporate office facility under a three year sublease which expired on April 30, 1997. Sublease rental income earned during the three month periods ended March 31, 1997 and 1996 totaled approximately $9,800 and $9,700, respectively.

NET LOSS

     Net loss for the three months ended March 31, 1997 was $85,399 ($0.01 per share) as compared to a net loss of $382,278 ($0.05 per share) in the comparable 1996 period. This improvement in net loss principally resulted from an increase in revenues during the three months period ended March 31, 1997 partially offset by higher selling, general and administrative expenses. See "Revenues" and "Selling, General and Administrative Expenses" above.

     Management has made a considerable effort with respect to an expansion of its operations, which began in 1993 and continues into 1997. The Company believes that this expansion will better position the Company and facilitate its future growth. However, no assurances can be given that the planned future growth will occur.


LIQUIDITY AND CAPITAL RESOURCES

     Since its formation, the Company's primary source of working capital has been private offerings of its securities, through which the Company has raised approximately $9.6 million of working capital. At March 31, 1997, cash balances increased to $4,479,743 from $1,198,730 at December 31, 1996. The increase is primarily due to the Company completing a private placement of 800,000 shares of Common stock at $4.50 per share on March 7, 1997.

     The accounts receivable balance at March 31, 1997 principally represents amounts due from customers on sales made during 1996 and 1997. The Company has been continually placing an emphasis on the collection of all outstanding receivables, and believes that all of the balances are fully collectible. The Company's current assets at March 31, 1997 exceeded its current liabilities by approximately $6,926,000. The Company at March 31, 1997 had long-term debt totaling $24,000 which represents a secured term loan on the purchase of development equipment. In addition, at March 31, 1997, the Company had no material commitments for capital expenditures or inventory purchases. The Company had available a one million dollar credit facility for the purpose of financing accounts receivable and, at March 31, 1997, the Company had the full amount of the credit line available. The line of credit, which was secured by accounts receivable and inventory, expired on April 30, 1997. Interest on the line of credit was based on the bank's prime rate plus one percent. The Company anticipates to renew the facility upon substantially similar terms.

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

     In addition, at March 31, 1997, the Company has warrants outstanding for the purchase of 570,837 shares of its Common stock. Assuming the exercise of all such outstanding Warrants, the Company would realize approximately $1,613,000 in gross proceeds.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1997


                                  TRINITECH SYSTEMS, INC.
                                  (Registrant)


                                  By:   /S/ PETER KILBINGER HANSEN
                                        ------------------------------
                                        Peter Kilbinger Hansen
                                        Chairman of the Board
                                           and President
                                        (Chief Executive Officer)



                                  By:   /S/ WILLIAM E. ALVAREZ, JR.
                                        ------------------------------
                                        William E. Alvarez, Jr.
                                        Chief Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                         Officer)