Form 10QSB
period 1997-06-30
TRINITECH SYSTEMS INC
filed 1997-08-14
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

 /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1997

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


8,224,530 shares of Common Stock were issued and outstanding as of August 8, 1996.



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

BALANCE SHEETS
---------------------------------------------

                                                                                 (Unaudited)
                                                                                   June 30,               December 31,
ASSETS                                                                               1997                     1996
                                                                              ----------------     --------------------
CURRENT ASSETS:
Cash                                                                               $3,552,584               $1,198,730
Accounts receivable                                                                 2,510,979                3,802,364
Inventories                                                                         1,383,308                1,154,187
Prepaid expenses and other                                                            313,178                  315,911
                                                                              ----------------     --------------------
     Total Current Assets                                                           7,760,049                6,471,192
                                                                              ----------------     --------------------

EQUIPMENT - net of accumulated depreciation of $513,606
     and $417,087 at June 30 and December 31, respectively                            591,829                  434,638
                                                                              ----------------     --------------------

OTHER ASSETS - net of accumulated amortization of $803,458
     and $832,652 at June 30 and December 31, respectively                            606,446                  617,506
                                                                              ----------------     --------------------

TOTAL                                                                              $8,958,324               $7,523,336
                                                                              ================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                                             $646,674               $1,386,306
Accrued expenses                                                                      305,942                  525,653
Current portion of term loans payable                                                  51,423                   25,994
Credit line payable                                                                         -                  745,000
Advance billings                                                                      241,030                  149,675
Payroll and other taxes payable                                                        34,482                   65,808
                                                                              ----------------     --------------------
     Total Current Liabilities                                                      1,279,551                2,898,436

TERM LOANS PAYABLE                                                                     67,740                   31,065
                                                                              ----------------     --------------------
     Total Liabilities                                                              1,347,291                2,929,501
                                                                              ----------------     --------------------

COMMITMENTS:
STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                                     -                        -
Common stock - par value $.001; 15,000,000 shares authorized
     8,194,530 and 7,375,030 shares issued and outstanding
     in 1997 and 1996, respectively                                                     8,195                    7,375
Additional paid-in capital                                                          9,653,531                6,088,975
Accumulated deficit                                                                (2,050,693)              (1,502,515)
                                                                              ----------------     --------------------

     Total Stockholders' Equity                                                     7,611,033                4,593,835
                                                                              ----------------     --------------------

TOTAL                                                                              $8,958,324               $7,523,336
                                                                              ================     ====================

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------


                                              --- Three Months Ended ---                         --- Six Months Ended ---
                                           June 30,                 June 30,                 June 30,                June 30,
                                            1997                     1996                     1997                    1996
                                           --------------     --------------------     -------------------     --------------------

REVENUES:
Sales                                         $  865,233               $1,788,648              $2,441,277               $2,222,650
Service contracts                                275,312                  180,219                 508,845                  349,313
                                           --------------     --------------------     -------------------     --------------------
     Total Revenues                            1,140,545                1,968,867               2,950,122                2,571,963
                                           --------------     --------------------     -------------------     --------------------

COST OF SALES AND SERVICE:
Parts and materials                              186,636                1,057,921                 802,985                1,241,150
Labor, overhead and other costs                  223,128                  159,328                 438,210                  295,787
                                           --------------     --------------------     -------------------     --------------------
     Total Cost of Sales and Service             409,764                1,217,249               1,241,195                1,536,937
                                           --------------     --------------------     -------------------     --------------------

GROSS PROFIT                                     730,781                  751,618               1,708,927                1,035,026
                                           --------------     --------------------     -------------------     --------------------

EXPENSES:
Selling, general and administrative            1,193,871                  708,646               2,235,035                1,353,995
Depreciation and amortization                     51,212                   38,347                  98,586                   76,214
                                           --------------     --------------------     -------------------     --------------------
     Total Expenses                            1,245,083                  746,993               2,333,621                1,430,209
                                           --------------     --------------------     -------------------     --------------------

INCOME (LOSS) FROM OPERATIONS                   (514,302)                   4,625                (624,694)                (395,183)

OTHER INCOME - NET                                51,523                   19,529                  76,516                   37,059
                                           --------------     --------------------     -------------------     --------------------

NET INCOME (LOSS)                              ($462,779)                 $24,154               ($548,178)               ($358,124)
                                           ==============     ====================     ===================     ====================

NET INCOME (LOSS)
        PER COMMON SHARE                      $( 0.06)                   $ 0.00                 $( 0.07)                $( 0.05)
                                           ==============     ====================     ===================     ====================

AVERAGE COMMON SHARES
        OUTSTANDING                            8,187,500                7,295,300               7,890,900                7,284,700
                                           ==============     ====================     ===================     ====================

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------

                                                                           ---Six Months Ended ---
                                                                      June 30,                June 30,
                                                                        1997                    1996
                                                                  ----------------------------------------
OPERATING ACTIVITIES:
Net loss                                                               ($548,178)               ($358,124)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                       268,370                  222,211
     Changes in assets and liabilities:
       Accounts receivable                                             1,291,385                  453,242
       Inventories                                                      (229,121)                (182,041)
       Prepaid expenses                                                    2,733                  (92,816)
       Accounts payable - trade                                         (739,632)                 397,118
       Deferred revenue                                                   91,355                    1,171
       Payroll and other taxes payable                                   (31,326)                  (8,734)
       Accrued expenses                                                 (219,711)                (291,162)
                                                                  ---------------     --------------------
Net cash (used for) provided by operating activities                    (114,125)                 140,865
                                                                  ---------------     --------------------

INVESTING ACTIVITIES:
Payments for equipment                                                  (253,710)                 (48,034)
Payments for other assets                                               (160,791)                (177,193)
                                                                  ---------------     --------------------
Net cash used in investing activities                                   (414,501)                (225,227)
                                                                  ---------------     --------------------

FINANCING ACTIVITIES:
Issuance of common stock                                               3,565,376                   73,620
Repayment of borrowings                                                 (682,896)                  (8,334)
                                                                  ---------------     --------------------
Net cash provided by financing activities                              2,882,480                   65,286
                                                                  ---------------     --------------------

INCREASE (DECREASE) IN CASH                                            2,353,854                  (19,076)

CASH, BEGINNING OF PERIOD                                              1,198,730                1,258,119
                                                                  ---------------     --------------------

CASH, END OF PERIOD                                                   $3,552,584               $1,239,043
                                                                  ===============     ====================



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

            The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's 1996 audited financial statements. Results of operations for the period ended June 30, 1997 are not necessarily indicative of operating results for the fiscal year.


2.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                             June 30, 1997    December 31, 1996

               Parts                         $  965,299         $  750,722
               Finished goods                   418,009            403,465
                                             ----------         ----------

                                    Total    $1,383,308         $1,154,187
                                             ==========         ==========

3.          PER SHARE INFORMATION

            Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included in the per share calculation because their effect is anti-dilutive. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted at the beginning of 1997, for the three and six month periods ended June 30, 1997 the Company would have reported basic loss per share of $0.06 and $0.07, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

            The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Trinitech TouchPad(R) System. The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein. Certain statements included in this report, including, but not limited to, statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations, which are not historical facts may be deemed to contain forward looking statements with respect to events, the occurrence of which involves risks and uncertainties, including, but not limited to, the Company's expectations regarding net sales, gross profit, operating income (loss) and financial condition.

REVENUES

            Revenues for the three and six months ended June 30, 1997 were $1,140,545 and $2,950,122 as compared to $1,968,867 and $2,571,963 in the comparable periods in 1996. The decrease in revenues during the three month period ended June 30, 1997 over the comparable 1996 quarter principally resulted from the Company beginning to change its revenue mix from traditional capital equipment sales to subscription-based revenue. Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods, with annual revenues ranging from $15,000 to over $100,000, per contract. During the three months ended June 30, 1997, capital equipment sales, software and subscription revenue were approximately 52%, 43% and 5% of sales revenues, respectively as compared to 85%, 15% and 0%, respectively during the three months ended June 30, 1996. Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change will result in additional new orders and increased market share that it otherwise would not have had, as well as longer-term predictable revenues per customer. The increase in revenues for the six month period ended June 30, 1997 over the comparable 1996 period was principally due to an increase in the delivery of software systems, specifically for the Company's FIXtalk software system, and increased deliveries of touch vending terminal products to a non-financial service firm customer during the first quarter of 1997. Approximately 43% and 39% of the Company's sales revenues for the three and six month periods ended June 30, 1997 were derived from software licenses as compared to approximately 15% and 16% during the comparable periods in 1996. Revenue from export sales approximated $220,000 (25% of sales) and $1,441,000 (59% of sales) during the three and six months ended June 30, 1997 as compared to $1,520,000 (85% of sales) and $1,593,000 (72% of sales) during the comparable periods in 1996. In addition, revenues from service contracts increased by 53% and 46% in the three and six month periods ended June 30, 1997 over the comparable 1996 periods. The increase in service revenue resulted from increased sales of hardware and software products during the past year. The Company did not experience any significant price changes in its product lines during the three and six month periods ended June 30, 1997 and 1996.

COST OF SALES AND SERVICE AND GROSS PROFIT

            The Company's cost of sales and service is principally comprised of labor, materials, overhead and amortization of capitalized product enhancement costs. Gross profit as a percentage of total revenues were 64.1% and 57.9% for the three and six month periods ended June 30, 1997 as compared to 38.2% and 40.2% during the comparable periods in 1996. The increase in gross profit percentage experienced by the Company during 1997 principally resulted from an increase in the amount of higher margin software installations which was partially offset by lower margins associated with the Company's touch vending terminal products sold during the first quarter of 1997 and throughout 1996. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During the three and six months ended June 30, 1997, the Company did not experience any significant price increases in its component parts purchased.

SELLING, GENERAL AND ADMINISTRATIVE

            Selling,  general and administrative  expenses for the three and six month periods ended June 30, 1997 were $1,193,871 and $2,235,035 as compared to $708,646 and $1,353,995 in the comparable periods in 1996, an increase of 68.5% and 65.1%, respectively. Such increases reflected the continued expansion of operations in both the U.S and in London. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various office expenses. During the past two years, the Company added personnel principally to its technical programming and sales staff and, during the three months ended June 30, 1997, the Company added 11 new employees. Employees added to technical positions have a primary focus on the customer hardware and software project implementation and development. The Company's recruitment effort, which began during 1993, continues to strengthen management infrastructure in order to better position the Company to respond to present customers needs as well as for the future. The Company, during the past several years, has spent a considerable effort in developing a variety of trading systems. Management believes that this development effort will enhance the Company's product portfolio as its grows in the future. The Company has also continued its marketing programs for 1997, primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. Research and development expenses for the three and six month periods ended June 30, 1997 approximated $79,000 and $141,000 as compared to $60,000 and $124,000 in the comparable periods in 1996 and are included in selling, general and administrative expenses.

OTHER INCOME

            Other income consists principally of interest earned on cash balances and sublease income earned. Interest income for the three and six month periods ended June 30, 1997 were approximately $48,300 and $63,500 as compared to $9,800 and $17,700 in the comparable periods in 1996. The increase in other income principally results from interest earned on higher cash balances maintained by the Company during 1997. The Company previously leased a portion of its corporate office facility under a three year sublease which expired on April 30, 1997. Due to the continuing expansion of operations, (see "Selling, General and Administrative" above) the Company has decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during the three and six month periods ended June 30, 1997 approximated $3,200 and $13,000 as compared to $9,700 and $19,400 in the comparable 1996 periods.

NET INCOME (LOSS)

            Net loss for the three months ended June 30, 1997 was $462,779 ($0.06 per share) as compared to a net income of $24,154 ($0.00 per share) in the three months ended June 30, 1996. Net loss for the six months ended June 30, 1997 totaled $548,178 ($0.07 per share) as compared to a net loss of $358,124 ($0.05 per share) in the six months ended June 30, 1996. This increase in net loss, during the three and six month periods ended June 30, 1997, principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth and 2) lower margins experienced on the sale of the Company's touch vending terminal products sold during the first quarter of 1997. See "Revenues" and "Cost of Sales and Service and Gross Profit" above.

            Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems which began in 1993 and continues into 1997 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. However, in spite of its optimism, management is also cautioning that the Company's aggressive conversion from a capital sales model to a subscription-based model is causing revenue recognition from subscription-based orders to be realized over a longer period of time than the previous capital sales model.

LIQUIDITY AND CAPITAL RESOURCES

            Since its formation, the Company's primary source of working capital has been private offerings of its securities, through which the Company has raised approximately $9.6 million of working capital. At June 30, 1997, cash balances increased to $3,552,584 from $1,198,730 at December 31, 1996.

            The Company's current assets at June 30, 1997 exceeded its current liabilities by approximately $6,480,000. The Company at June 30, 1997 had long-term debt totaling approximately $67,700 which represents secured term loans on the purchase of development equipment. In addition, at June 30, 1997, the Company had no material commitments for capital expenditures or inventory purchases. The Company had available a one million dollar bank line of credit facility for the purpose of financing accounts receivable and, at June 30, 1997, the Company had not used the line of credit facility. The line of credit, secured by accounts receivable and inventory, expires on June 30, 1999. Interest on the line of credit is based on the bank's prime rate plus one percent.

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

            In addition, at June 30, 1997, the Company has warrants outstanding for the purchase of 541,337 shares of its Common stock at exercise prices between $2.00 to $4.50. Assuming the exercise of all such outstanding Warrants, the Company would realize approximately $1,530,000 in gross proceeds.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1997


                                       TRINITECH SYSTEMS, INC.
                                       (Registrant)


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