Form 10QSB/A
period 1997-06-30
TRINITECH SYSTEMS INC
filed 1997-08-14
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A

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

REVENUES

            Revenues for the three and six months ended June 30, 1997 were $1,140,545 and $2,950,122 as compared to $1,968,867 and $2,571,963 in the comparable periods in 1996. The decrease in revenues during the three month period ended June 30, 1997 over the comparable 1996 quarter principally resulted from two reasons, 1) the Company is shifting its revenue mix from traditional capital equipment sales to licensing-based and subscription-based revenue, resulting in revenue to recur over a 12 to 36 month period rather than up-front,
2) the Company is now offering its trading-products together with linkage through its data-center. In connection therewith, several contracts that the Company had on hand, at the end of second quarter, involves new services expected to be released during the third quarter. As a result, revenue on such contracts will not occur until they are fully installed and supporting the new services of the data-center. Management is of the opinion that charging customers by subscription and adding additional data-center routing services, should provide and increasing rate of new sales contracts and increase in revenue in the future.

            Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods. Initial annual revenues range from $15,000 to over $100,000, per contract. Most contracts provide the customer with a basic system or infra-structure, via the Company's data-center. Most contracts are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infra-structure is operational. During the three months ended June 30, 1997, capital equipment sales, software and subscription revenue were approximately 52%, 43% and 5% of sales revenues, respectively as compared to 85%, 15% and 0%, respectively during the three months ended June 30, 1996. Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change will result in additional new orders and increased market share that it otherwise would not have had, as well as longer-term predictable revenues per customer. The increase in revenues for the six month period ended June 30, 1997 over the comparable 1996 period was principally due to an increase in the delivery of software systems, specifically for the Company's FIXtalk software system, partially offset by a decrease in capital equipment sales. Approximately 43% and 39% of the Company's sales revenues for the three and six month periods ended June 30, 1997 were derived from software licenses as compared to approximately 15% and 16% during the comparable periods in 1996. Revenue from export sales approximated $220,000 (25% of sales) and $1,441,000 (59% of sales) during the three and six months ended June 30, 1997 as compared to $1,520,000 (85% of sales) and $1,593,000 (72% of sales) during the comparable periods in 1996. In addition, revenues from service contracts increased by 53% and 46% in the three and six month periods ended June 30, 1997 over the comparable 1996 periods. The increase in service revenue resulted from increased sales of hardware and software products during the past year

COST OF SALES AND SERVICE AND GROSS PROFIT

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

SELLING, GENERAL AND ADMINISTRATIVE

            Selling, general and administrative expenses for the three and six month periods ended June 30, 1997 were $1,193,871 and $2,235,035 as compared to $708,646 and $1,353,995 in the comparable periods in 1996, an increase of 68.5% and 65.1%, respectively. Such increases reflected the continued expansion of the development teams both in the U.S and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services during second half of 1997. These services relates to offering subscription and transaction based order-routing, via the Company's data-center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various office expenses. During the past two years, the Company added personnel principally to its technical programming and sales staff and, during the three months ended June 30, 1997, the Company added 11 new employees. The Company's recruitment effort, which began during 1993, continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has also continued its marketing programs for 1997, primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. Research and development (new explorative research) expenses for the three and six month periods ended June 30, 1997 approximated $79,000 and $141,000 as compared to $60,000 and $124,000 in the comparable periods in 1996 and are included in selling, general and administrative expenses.

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