Form 10QSB
period 1997-09-30
TRINITECH SYSTEMS INC
filed 1997-11-14
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended SEPTEMBER 30, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


8,259,530 shares of Common Stock were issued and outstanding as of November 11, 1996.

                         PART I - FINANCIAL INFORMATION
ITEM 1.    Financial Statements

TRINITECH SYSTEMS, INC.

BALANCE SHEETS                                                                     (Unaudited)
                                                                                  September 30,            December 31,
ASSETS                                                                                1997                     1996
                                                                                -----------------     --------------------
CURRENT ASSETS:
Cash                                                                                  $2,666,060               $1,198,730
Accounts receivable                                                                    2,312,341                3,802,364
Inventories                                                                            1,586,380                1,154,187
Prepaid expenses and other                                                               338,905                  315,911
                                                                                -----------------     --------------------
     Total Current Assets                                                              6,903,686                6,471,192
                                                                                -----------------     --------------------

EQUIPMENT - net of accumulated depreciation of $586,928
     and $417,087 at September 30 and December 31, respectively                          802,715                  434,638
                                                                                -----------------     --------------------

OTHER ASSETS - net of accumulated amortization of $901,031
     and $832,652 at September 30 and December 31, respectively                          604,747                  617,506
                                                                                -----------------     --------------------

TOTAL                                                                                 $8,311,148               $7,523,336
                                                                                =================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - trade                                                                $855,102               $1,386,306
Accrued expenses                                                                         278,268                  525,653
Current portion of term loans payable                                                     51,648                   25,994
Credit line payable                                                                         -                     745,000
Advance billings                                                                         141,829                  149,675
Payroll and other taxes payable                                                           94,194                   65,808
                                                                                -----------------     --------------------
     Total Current Liabilities                                                         1,421,041                2,898,436

TERM LOANS PAYABLE                                                                        54,746                   31,065
                                                                                -----------------     --------------------
     Total Liabilities                                                                 1,475,787                2,929,501
                                                                                -----------------     --------------------

COMMITMENTS:

STOCKHOLDERS' EQUITY:
10% Convertible preferred stock - par value $1.00; 1,000,000
     shares authorized; -0- outstanding                                                     -                        -
Common stock - par value $.001; 15,000,000 shares authorized
     8,242,530 and 7,375,030 shares issued and outstanding
     in 1997 and 1996, respectively                                                        8,243                    7,375
Additional paid-in capital                                                             9,814,045                6,088,975
Accumulated deficit                                                                   (2,986,927)              (1,502,515)
                                                                                -----------------     --------------------
     Total Stockholders' Equity                                                        6,835,361                4,593,835
                                                                                -----------------     --------------------

TOTAL                                                                                 $8,311,148               $7,523,336
                                                                                =================     ====================

See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.

STATEMENTS OF OPERATIONS (Unaudited)

                                              --- Three Months Ended ---                          --- Nine Months Ended ---
                                           September 30,            September 30,            September 30,             September 30,
                                               1997                     1996                      1997                     1996
                                          ------------------     --------------------     ---------------------     ----------------

REVENUES:
Sales                                     $  549,509                $ 837,359                $2,990,786               $3,060,009
Service contracts                            259,793                  184,660                   768,638                  533,973
                                          -----------               ----------                ----------              ----------
     Total Revenues                          809,302                1,022,019                 3,759,424                3,593,982
                                          -----------               ----------                ----------              -----------

COST OF SALES AND SERVICE:
Parts and materials                          206,217                  275,073                 1,009,202                1,516,223
Labor, overhead and other costs              278,888                  221,160                   717,098                  516,947
                                          -----------               ----------                ----------              ----------
     Total Cost of Sales and Service         485,105                  496,233                 1,726,300                2,033,170
                                          -----------               ----------                ----------              ----------

GROSS PROFIT                                 324,197                  525,786                 2,033,124                1,560,812
                                          -----------               ----------                ----------              ----------

EXPENSES:
Selling, general and administrative        1,241,663                  799,273                 3,476,698                2,153,268
Depreciation and amortization                 60,008                   42,165                   158,594                  118,379
                                          -----------               ----------                ----------              ----------
     Total Expenses                        1,301,671                  841,438                 3,635,292                2,271,647
                                          -----------               ----------                ----------              ----------

LOSS FROM OPERATIONS                        (977,474)                (315,652)               (1,602,168)                (710,835)

OTHER INCOME - NET                            41,240                   18,860                   117,756                   55,919
                                          -----------               ----------              ------------              -----------

NET LOSS                                   ($936,234)               ($296,792)              ($1,484,412)               ($654,916)
                                          ===========               ==========              ============              ===========

NET LOSS PER COMMON SHARE                 $   ( 0.11)                 $( 0.04)                  $( 0.18)                 $( 0.09)
                                          ===========               ==========              ============              ===========

AVERAGE COMMON SHARES
        OUTSTANDING                        8,219,800                7,306,500                 8,027,200                7,292,100
                                          ===========               ==========              ============              ===========


See Notes to Financial Statements.

TRINITECH SYSTEMS, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

                                                               ---Nine Months Ended ---
                                                          September 30,             September 30,
                                                               1997                     1996
                                                          -------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                        ($1,484,412)               ($654,916)
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                                  439,264                  348,737
     Changes in assets and liabilities:
       Accounts receivable                                        1,490,023                  298,853
       Inventories                                                 (432,193)                (105,789)
       Prepaid expenses                                             (22,994)                (158,470)
       Accounts payable - trade                                    (531,204)                 205,199
       Deferred revenue                                              (7,846)                 (56,583)
       Payroll and other taxes payable                               28,386                   34,534
       Accrued expenses                                            (247,385)                 (52,744)
                                                          ------------------     --------------------
Net cash used in operating activities                              (768,361)                (141,179)
                                                          ------------------     --------------------

INVESTING ACTIVITIES:
Payments for equipment                                             (537,918)                (111,732)
Payments for other assets                                          (256,664)                (268,085)
                                                          ------------------     --------------------
Net cash used in investing activities                              (794,582)                (379,817)
                                                          ------------------     --------------------

FINANCING ACTIVITIES:
Issuance of common stock                                          3,725,938                   73,620
Proceeds from borrowings                                               -                      30,000
Repayment of borrowings                                            (695,665)                 (12,500)
                                                          ------------------     --------------------
Net cash provided by financing activities                         3,030,273                   91,120
                                                          ------------------     --------------------

INCREASE (DECREASE) IN CASH                                       1,467,330                 (429,876)

CASH, BEGINNING OF PERIOD                                         1,198,730                1,258,119
                                                          ------------------     --------------------

CASH, END OF PERIOD                                              $2,666,060                 $828,243
                                                          ==================     ====================

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

            The accompanying financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the Company's 1996 audited financial statements. Results of operations for the period ended September 30, 1997 are not necessarily indicative of operating results for the fiscal year.

2.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                         September 30, 1997    December 31, 1996
                                         ------------------    -----------------
            Parts                           $1,076,326          $   750,722
            Finished goods                     510,054              403,465
                                            ----------          -----------
                        Total               $1,586,380          $ 1,154,187
                                            ==========          ==========

3.          PER SHARE INFORMATION

            Net loss per common share is based on the weighted average number of common shares outstanding. Common stock equivalents have not been included in the per share calculation because their effect is anti-dilutive. In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share". The Company will adopt this standard, as required, at the end of this year. Had this standard been adopted at the beginning of 1997, for the three and nine month periods ended September 30, 1997 the Company would have reported basic loss per share of $0.11 and $0.18, respectively.

4.          RIGHTS AGREEMENT

            On September 1, 1997, the Board of Directors declared a dividend distribution of one Right for each outstanding share of Common Stock, par value $.001 per share, of the Company to stockholders of record on September 19, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preference Stock, par value $.001 per share, of the Company, at a price of $40 per one one-hundredth of a Preference Share, subject to adjustment, upon change of control in the Company, as defined in the rights agreement.

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

REVENUES

            Revenues for the three and nine months ended September 30, 1997 were $809,302 and $3,759,424 as compared to $1,022,019 and $3,593,982 in the comparable periods in 1996. The decrease in revenues during the three month period ended September 30, 1997 over the comparable 1996 quarter principally resulted from two reasons, 1) the Company is shifting its revenue mix from traditional capital equipment sales to licensing-based and subscription-based revenue, resulting in revenue to recur over a 12 to 36 month period rather than up-front, 2) the Company is now offering its trading-products together with linkage through its data-center. In connection therewith, several contracts that the Company had on hand, at the end of the third quarter, involves outside third party services, ie. communication linkage, expected to be completed during the fourth quarter. As a result, revenue on such contracts will not occur until they are fully installed and supporting the new services of the data-center. Management is of the opinion that charging customers by subscription and adding additional data-center routing services, should provide an increasing rate of new sales contracts and increase in revenue in the future.

            Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods. Initial annual revenues range from $15,000 to over $100,000, per contract. Most contracts provide the customer with a basic system or infra-structure, via the Company's data-center. Most contracts are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infra-structure is operational. During the three months ended September 30, 1997, capital equipment sales, software and subscription revenue were approximately 58%, 28% and 14% of sales revenues, respectively as compared to 70%, 30% and 0%, respectively during the three months ended September 30, 1996. Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change will result in additional new orders and increased market share that it otherwise would not have had, as well as longer-term predictable revenues per customer. The increase in revenues for the nine month period ended September 30, 1997 over the comparable 1996 period was principally due to an increase in the delivery of software systems, specifically for the Company's FIXtalk software system, partially offset by a decrease in capital equipment sales. Approximately 28% and 37% of the Company's sales revenues for the three and nine month periods ended September 30, 1997 were derived from software licenses as compared to approximately 30% and 20% during the comparable periods in 1996. Revenue from export sales approximated $87,000 (16% of sales) and $1,528,000 (51% of sales) during the three and nine months ended September 30, 1997 as compared to $617,000 (74% of sales) and $2,209,000 (72% of sales) during the comparable periods in 1996. In addition, revenues from service contracts increased by 41% and 44% in the three and nine month periods ended September 30, 1997 over the comparable 1996 periods. The increase in service revenue resulted from increased sales of hardware and software products during the past year.

COST OF SALES AND SERVICE AND GROSS PROFIT

            The Company's cost of sales and service is principally comprised of labor, materials, overhead and amortization of capitalized product enhancement costs. Gross profit as a percentage of total revenues were 40.1% and 54.1% for the three and nine month periods ended September 30, 1997 as compared to 51.4% and 43.4% during the comparable periods in 1996. The increase in gross profit percentage, experienced by the Company during the nine month period in 1997, principally resulted from an increase in the amount of higher margin software installations which was partially offset by lower margins associated with the Company's touch vending terminal products sold during the first quarter of 1997 and throughout 1996. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During the three and nine months ended September 30, 1997, the Company did not experience any significant price increases in its component parts purchased.

SELLING, GENERAL AND ADMINISTRATIVE

            Selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 were $1,241,663 and $3,476,698 as compared to $799,273 and $2,153,268 in the comparable periods in 1996, an increase of 55.3% and 61.5%, respectively. Such increases reflected the continued expansion of the development teams both in the U.S and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services during second half of 1997. These services relate to offering subscription and transaction based order-routing, via the Company's data-center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various office expenses. During the past two years, the Company added personnel principally to its technical programming and sales staff and, during the nine months ended September 30, 1997, the Company added 15 new employees. The Company's recruitment effort, which began during 1993, continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has also continued its marketing programs for 1997, primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. Research and development (new explorative research) expenses for the three and nine month periods ended September 30, 1997 approximated $71,900 and $212,800 as compared to $56,000 and $180,000 in the comparable periods in 1996 and are included in selling, general and administrative expenses.

OTHER INCOME

            Other income consists principally of interest earned on cash balances and sublease income earned. Interest income for the three and nine month periods ended September 30, 1997 were approximately $41,200 and $104,800 as compared to $9,200 and $26,700 in the comparable periods in 1996. The increase in other income principally results from interest earned on higher cash balances maintained by the Company during 1997. The Company previously leased a portion of its corporate office facility under a three-year sublease which expired on April 30, 1997. Due to the continuing expansion of operations, (see "Selling, General and Administrative" above) the Company has decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during the three and nine month periods ended September 30, 1997 approximated $0 and $13,000 as compared to $9,700 and $29,200 in the comparable 1996 periods.

NET INCOME (LOSS)

            Net loss for the three months ended September 30, 1997 was $936,234 ($0.11 per share) as compared to a net loss of $296,792 ($0.04 per share) in the three months ended September 30, 1996. Net loss for the nine months ended September 30, 1997 totaled $1,484,412 ($0.18 per share) as compared to a net loss of $654,916 ($0.09 per share) in the nine months ended September 30, 1996. This increase in net loss, during the three and nine month periods ended September 30, 1997, principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth and 2) lower margins experienced on the sale of the Company's touch vending terminal products sold during the first quarter of 1997. See "Revenues" and "Cost of Sales and Service and Gross Profit" above.

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

LIQUIDITY AND CAPITAL RESOURCES

            Since its formation, the Company's primary source of working capital has been private offerings of its securities, through which the Company has raised approximately $9.8 million of working capital. At September 30, 1997, cash balances increased to $2,666,060 from $1,198,730 at December 31, 1996.

            The Company's current assets at September 30, 1997 exceeded its current liabilities by approximately $5,483,000. The Company at September 30, 1997 had long-term debt totaling approximately $54,700 which represents secured term loans on the purchase of development equipment. In addition, at September 30, 1997, the Company had no material commitments for capital expenditures or inventory purchases. The Company had available a one million dollar bank line of credit facility for the purpose of financing accounts receivable and, at September 30, 1997, the Company had not used the line of credit facility. The line of credit, secured by accounts receivable and inventory, expires on June 30, 1999. Interest on the line of credit is based on the bank's prime rate plus one percent.

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

            In addition, at September 30, 1997, the Company has warrants outstanding for the purchase of 528,837 shares of its Common stock at exercise prices between $2.00 to $4.50. Assuming the exercise of all such outstanding Warrants, the Company would realize approximately $1,477,000 in gross proceeds.

                                  SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1997


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