Form 10KSB
period 1997-12-31
TRINITECH SYSTEMS INC
filed 1998-03-27
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1997 OR

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

Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE            AMERICAN STOCK EXCHANGE
     (Title of each class)                      (Name of each exchange on which
                                                        registered)

Securities registered under Section 12(g) of the Exchange Act:  NONE

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                             Yes / X /   No /  /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

The Issuer's revenues for the fiscal year ended December 31, 1997 were $5,006,017.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $59.3 million, as of March 23, 1998. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of March 23, 1998 there were 8,663,530 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      DOCUMENTS                                     FORM 10-KSB REFERENCE
      ---------                                     ---------------------

   Proxy Statement for Annual Meeting of
      Stockholders to be held June 3, 1998          Part III, Items 9 - 12


                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

TRINITECH SYSTEMS, INC. (the "Company" or "Trinitech") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, currencies and futures & options. The Company continues to market its patented flat panel hardware technology, the Trinitech Touchpad(R), in addition to a complete line of Flat Panel monitors.

The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems to the global financial services industry thereby offering its customers the ability to enter and route orders and executions from "end-to-end," from the buy-side/retail institution or remote branch office through to the exchange floors and electronic exchanges. The Company is setting new standards for the future in this regard and its technology is being used by such firms as Morgan Stanley Dean Witter Discover, J.P. Morgan Securities, Inc., Lehman Brothers, Inc., Merrill Lynch, Smith Barney, Inc., CS First Boston, Paine Webber, Incorporated, the Pershing Division of Donaldson, Lufkin & Jenrette Securities Corporation, and Optimark Technologies, Inc., among others.

The Company's systems provide electronic order entry, order routing, tracking and risk monitoring capabilities, replacing existing paper and telephone based trading and eliminating a number of redundant steps in the order flow and execution reporting process. The Company believes that the trading industry is inevitably moving from a paper and voice driven tracking environment to real-time electronic-based trading. The Company believes that the primary reasons for this transition are the increased order and information flow provided by an electronic trading environment, the subsequent improvement in trading performance and elimination of trading errors as a result of the availability of on-line risk management, and the cost efficiencies associated with electronic trading. Recurring, high profile trading scandals have provided further impetus for the implementation by financial risk managers of electronic trading systems with risk monitoring and audit tracking capabilities.

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

In September 1997, the Company launched its NYFIX Network, a FIX (Financial Information Exchange Protocol) and Exchange Access Network designed to provide the financial community with a central electronic meeting place for routing real-time orders and other FIX messages. NYFIX was built upon the original infrastructure of Trinitech's NYSE Data Center which was established in October 1996. NYFIX provides the Company's equities customers access to its subscription-based quote, order and execution routing systems as well as providing connectivity between the buy-side, sell-side and exchange floor environments. NYFIX offers member firms the ability to utilize the Company's systems without having to invest in a communications infrastructure. Furthermore, the Company's NYFIX Data Center offers the potential for an "any to any" relationship for routing orders and executions between and among firms and the NYSE. Going forward into 1998, the Company is well positioned for substantial growth. Trinitech continues to provide the raw terminals (through its hardware products), the software, and the infrastructure (through its NYFIX Data Centers) to tie the trading industry together for the electronic entry and routing of orders and executions.

The Company was incorporated in New York in 1991.

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

Based on these well received and maturing turnkey systems developed with leading international firms, the Company's principal business groups, the Equities Group, the Futures and Options Group, and the Hardware Technology Group, address each of its core product lines. Each group has built its business and technical management staff with expert knowledge so that their individual product segments are efficiently targeted to their respective customers.

EQUITIES GROUP-PRODUCTS
The Company sells five complete systems for equities trading: the Trinitech FLOORLOOK SYSTEM, the Trinitech FLOORREPORT SYSTEM, the Trinitech FIXTRADER SYSTEM, FIRST (FIX INDICATION ROUTING SYSTEM TERMINAL) and FIXTALK. As planned, the Company formally launched its Indication of Interest (IOI) Module, FIRST, in early 1997.

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

The Trinitech FLOORREPORT SYSTEM is a complete electronic order management system designed for member firms' exchange floor operations. Orders are received from upstairs traders (via the FIX Protocol), with execution information routed back in the same efficient manner. FloorReport enables floor clerks to route execution information to sales and block traders in real time, enabling them to better service their customers.

The Trinitech FIXTRADER SYSTEM is a complete order management system for traders which allows the entry and routing of orders and executions between the buy-side institution and the sales and block desks. Connectivity with the exchange floor can be achieved by utilizing FIXTRADER in conjunction with the FLOORREPORT system.

Orders by traders are quickly and efficiently captured utilizing the Trinitech Touchpad(R) and can be routed to the appropriate venue in seconds, with executions routed back in the same efficient manner. With the financial industry embracing FIX as the means for communicating electronically, FIXTRADER offers an easy way for firms to gain FIX compliance. With the added benefit of FIX compliance, FIXTRADER allows firms to capture and secure buy-side order flow, thereby increasing buy-side business for firms utilizing the system.

FIRST (FIX INDICATION ROUTING SYSTEM TERMINAL) is a user-friendly FIX (Financial Information eXchange protocol ) message routing application. A new software piece introduced in 1997, FIRST, Trinitech's Indications of Interest Module, is based on the latest 4.0 version of the FIX protocol and Trinitech's industry proven FIXTalk Subscription Routing Engine. FIRST allows sell-side firms to broadcast positions and inventory to be traded to the buy-side through the FIX protocol and allows buy-side institutions to receive and efficiently manage indications of interest or any FIX message type.

The Trinitech FIXTALK System ("FIX" - Financial Information eXchange protocol), offers firms the ability to establish and maintain FIX sessions, send FIX messages and route incoming messages to different applications (utilizing any operating platform) residing on trader or broker workstations over the Internet or private lines. The FIX protocol offers the ability to connect the buy-side and sell-side of an equities transaction for electronic order/execution routing and trade information sharing and is recognized as being the standard in the industry. Trinitech's FIXTALK System, co-developed with Morgan Stanley and based on the latest 4.0 version of the FIX protocol, consists of a C++ object oriented class library, the Trinitech FIXTALK CLIENT TOOLKIT, which allows easy development of applications in order to utilize the FIX protocol.

PRODUCT PRICING-EQUITIES GROUP
All of Trinitech's products for equities trading are available on a subscription basis, with hardware, software and maintenance provided for a monthly subscription fee. Subscription agreements usually run from one to three years, with automatic multiple year renewal provisions included. For the Company's customers, subscription- based pricing offers a low up front investment in mission critical technology as well as an alternative to costly in-house development. For Trinitech it offers a simplification of the sales cycle as well as significant recurring revenue. Pricing for the FLOORLOOK and FLOORREPORT SYSTEMS is based on a monthly fee per booth on the NYSE floor, with an additional monthly upstairs fee per trader workstation using the Systems. Both FIXTRADER and FIRST are sold on a monthly fee basis per trader workstation. FIX-TALK is sold through a one-time domestic licensing fee or a global licensing with a recurring monthly maintenance fee per user.

PRODUCT PENETRATION-EQUITIES GROUP
NYFIX-FIX AND EXCHANGE ACCESS NETWORK- Building upon the NYSE Data Center it established in late 1996, the Company launched NYFIX, a combined FIX and
Exchange Access Network, in September 1997. The Network and data center, strategically located several blocks from the New York Stock Exchange, offers easy monthly subscription-based access to all of the Company's quote, order and execution routing systems. NYFIX also allows smaller "two-dollar" and independent brokers access to the Company's systems. Firms no longer need a communications infrastructure to utilize the Company's systems, they can simply subscribe to the service. During 1997, proceeds from the Company's private placement (see "Management's Discussion and Analysis of Financial Condition and Results of Operation" section) were used to expand the original data center.

The Company plans to launch an additional data center during 1998, EuroFix, which will be located in London. Building on the success of its original NYSE data center, the Company intends to provide its customers with global connectivity for routing of orders, executions, and other FIX messages. EuroFix will provide the capability to route orders and executions globally through one centralized "hub."

Developing trading systems with a number of the leading firms, the Company has successfully moved from primarily a hardware vendor to a provider of complete electronic trading systems. Leading customers include

Morgan Stanley Dean Witter Discover, J.P. Morgan Securities, Inc., Lehman Brothers, Inc., Merrill Lynch, Smith Barney, Inc., CS First Boston, Paine Webber Incorporated, Nicholas Applegate, SAC Capital Management, among others. Since the Company's official launch of NYFIX in September 1997, the Company has signed a number of new customers including: Prudential Securities, ABN Amro Securities Inc., Deutsche Morgan Grenfell, and Dresdner Securities, among others.

FUTURES AND OPTIONS GROUP-PRODUCTS
For the futures & options trading market, the Company markets its Futures and Options ORDER BOOK MANAGEMENT SYSTEM ("OBMS"), which enables futures and options traders to enter, route and manage orders and executions in real-time. Global order-routing between different international branches of the same firm and all the major global exchanges, both open outcry and electronic, is supported by this comprehensive system. OBMS is offered utilizing the Company's patented Trinitech Touchpad(R) or in stand-alone software versions.

The Company's plans to launch a London-based data center, EuroFix, which will provide connectivity for customers utilizing the Company's OBMS for futures and options trading. EuroFix will provide Trinitech's customers with the capability to route orders and executions globally through one centralized "hub."

PRODUCT PRICING-FUTURES AND OPTIONS GROUP
The Company offers OBMS on a subscription or transaction basis, with hardware, software and maintenance provided for a monthly fee. Subscription agreements usually run from one to three years with automatic multiple year renewal provisions included. When OBMS is sold on a transaction basis, the Company will receive a fee per futures contract traded through the system with a guaranteed monthly minimum payment.

PRODUCT PENETRATION-FUTURES AND OPTIONS GROUP
OBMS has been utilized by a number of leading firms in the futures & options industry, including J.P. Morgan, Citi-futures, and Lloyd Bank, among others. New customers for 1997 include ABN AMRO, CS First Boston, Deutsche Morgan Grenfell, Dresdner Kleinwort Benson, and Cantor Fitzgerald, among others.

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

The Hardware Technology Group is responsible for the sale of the Company's flat panel touchscreens and monitors, as well as new product development. The Company continues to produce a line of high-end flat panel monitors with optional touchscreens, including the TRINITECH XGA MONITOR, which is available in 12.1", 14.1" and 20.0" versions. By offering the Company's patented high quality flat panel design utilized by its Trinitech Touchpad(R), the Company believes it can capture an increasing share of the market for flat panel displays and touchscreens in the financial sector. In addition, the Company offers different variations of its Trinitech Touchpad(R), including its S-Bus Trinitech Touchpad(R), which is designed specifically for Sun SPARC workstations. The Company has recently entered into an agreement with Samsung to distribute its Flat Panel monitors to the Company's financial industry clients. Such reseller agreements represent an opportunity for the Company to provide complete trading desk solutions in a cost effective manner.


PRODUCT PRICING-HARDWARE TECHNOLOGY GROUP
The price of the Company's hardware products depends upon the features desired by customers, excluding software. Generally, customers enter into sales agreements with the Company that provide for initial orders from one to twenty Trinitech Touchpads(R) or Flat Panel monitors.

PRODUCT PENETRATION-HARDWARE TECHNOLOGY GROUP
To date, the Company's Trinitech Touchpad(R) products have been extensively utilized by major international banks, securities firms and exchanges in the United States, Europe and the Far East, including the American Stock Exchange, Arab Bank, Bank of Tokyo, Berliner Bank, CBOE (Chicago Board of Options Exchange), Citi- Futures, Daichi Kangyo Bank, Dean Witter, CS First Boston, JP Morgan, Lehman Brothers, Lloyds Bank, Merrill Lynch, Montreal Stock Exchange, Morgan Stanley, Paine Webber, Smith Barney, Swiss Bank, Shell Oil, and Yamaichi International, among others.

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

The Company expanded its marketing efforts in 1997. The Company continued to increase its global presence by exhibiting its products at numerous domestic and international technology and financial industry conferences. In addition, the Company initiated an advertising campaign for its NYFIX network encompassing the major trade publications. Additional marketing efforts included the launch of Trinitech's new website, www.trinitech.com, which has been a growing source of sales leads in recent months. In addition to having a presence at major industry events, the Company's Chief Executive Officer appeared on CNN during 1997. The Company also generated significant press coverage with respect to its FIX trading solutions and industry wide FIX and exchange connectivity network, NYFIX. The Company intends to continue its marketing initiatives in 1998.

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

                                SALES OPERATIONS

To take advantage of opportunities in the global market, the Company has established sales offices in the United States (New York and Chicago) and European (London) markets. The Company during 1997 continued to increase its global presence by exhibiting the Company's products at approximately six international technology and financial industry conferences held in both the US and Europe. In addition, the Company, on a selective basis, advertises in various trade publications. The Company intends to continue these programs during 1998.

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


                               PROPRIETARY ASSETS

The Company actively seeks protection for its copyrights and trade names and, accordingly, the Company, during 1997, received notices of registration of a service mark for NYFIX. All employees of the Company, irrespective of job description, are subject to nondisclosure and anti-competitive restrictions.


                                    EMPLOYEES

As of March 23, 1998, the Company had 50 full-time employees. None of the Company's employees are subject to a collective bargaining agreement. The Company considers its relationship with its employees to be satisfactory.


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

ITEM 2. PROPERTIES

The Company maintains its executive offices and production facilities in leased premises at 333 Ludlow Street, Stamford, CT 06902 and its European Sales Office in London, England. The Company's US headquarters consists of approximately 10,500 square feet at a current annual rental of approximately $180,000, expiring on April 30, 2002. The Company's London premises consist of approximately 1,500 square feet at a current annual rental of $15,000, excluding local taxes, expiring on February 17, 1999. In addition, the Company also rents office space in New York City (Data Center) and Chicago on a monthly basis. Management believes that its facilities are adequate for the Company's purposes for the foreseeable future.


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

PRICES OF COMMON STOCK

                                          High                   Low
                                          ----                   ---

1997 Fiscal Year
----------------

First Quarter                             $7.00                 $5.13
Second Quarter                            $6.38                 $5.56
Third Quarter                             $9.94                 $8.75
Fourth Quarter                            $9.00                 $7.75

1996 Fiscal Year
----------------

First Quarter                             $6.63                 $4.50
Second Quarter                            $6.13                 $4.63
Third Quarter                             $5.00                 $2.38
Fourth Quarter                            $6.00                 $2.88


(B) HOLDERS
At March 23, 1998, the records of the Company's transfer agent indicated that there were 429 holders of record of the Company's Common Stock.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. The Company is in process of transforming its business from traditional capital equipment sales to licensing-based and subscription-based revenue. The Company is now offering its trading products together with linkage through its data-center. Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods. Initial annual revenues range from $15,000 to over $100,000, per contract. Most contracts provide the customer with a basic system or infra-structure, via the Company's data-center. Most contracts are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infra-structure is operational. Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change will result in additional new orders and increased market share that it otherwise would not have had, as well as longer-term predictable revenues per customer.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES
The decrease in revenues for the year ended December 31, 1997 over the comparable 1996 period was principally due to the Company's strategy of transforming its operations from capital equipment sales to subscription based sales, specifically for the Company's FIXtalk software system. Sales revenues for the Company decreased by 37% in fiscal 1997 (from $6,295,468 to $3,961,812). During the year ended December 31, 1997, capital equipment sales, software and subscription revenue were approximately 62%, 31% and 7% of sales revenues, respectively as compared to 85%, 15% and 0%, respectively during the year ended December 31, 1996. Approximately 31% of the Company's sales revenues for the year ended December 31, 1997 were derived from software licenses as compared to approximately 15% during the comparable period in 1996. The export market continues to be an important source of revenue.

Revenue from export sales approximated $1,283,000 (26% of sales) during the year ended December 31, 1997 as compared to approximately $4,669,000 (67% of sales) during the comparable period in 1996. Foreign operation revenues amounted to approximately $1,293,000 and $1,164,000 for the years ended December 31, 1997 and 1996, respectively. In addition, revenues from service contracts increased by 45% in the year ended December 31, 1997 over the comparable 1996 period. The increase in service revenue resulted from increased sales of hardware and software products during the past year. During fiscal 1997 sales to one customer accounted for approximately 17% of total revenue. During fiscal 1996, sales to two customers accounted for approximately 72% of total revenue.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of sales and service is principally comprised of labor, materials, overhead and amortization of capitalized product enhancement costs. Gross profit as a percentage of total revenue was approximately 46% and 41% during 1997 and 1996, respectively. The increase in gross profit percentage experienced by the Company during fiscal 1997 principally resulted from an increase in the amount of higher margin software installations which was partially offset by lower margins associated with the Company's touch vending terminal products sold during the first quarter of 1997. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During 1997, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $373,000 and $316,000 for 1997 and 1996, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $112,000 for 1997.

SELLING, GENERAL AND ADMINISTRATIVE
During fiscal 1997, selling general and administrative expenses increased 51% (from $3,219,000 to $4,843,824) when compared to fiscal year 1996. Such increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction based order-routing, via the Company's data-center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various office expenses. During the past two years the Company added personnel principally to its technical programming, service, support and sales staff. During 1997, the Company added 18 new employees. The Company's recruitment effort, which began during 1993, continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1997 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. The Company will continue to expand these programs during 1998. Research and development (new explorative research) expenses for the year ended December 31, 1997 and 1996 were approximately $321,600 and $241,900, respectively, (an increase of 33%) and are included in selling, general and administrative expenses.

OTHER INCOME
Other income consists principally of interest earned on cash balances and sublease income earned. Interest income in 1997 and 1996 approximated $133,000 and $34,600, respectively. The 99% increase in other income principally results from interest earned on higher cash balances maintained by the Company during 1997. The Company previously leased a portion of its corporate office facility under a three-year sublease which expired on April 30, 1997. Due to the continuing expansion of operations, (See "Selling, General and Administrative" above) the Company has decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during 1997 and 1996 approximated $13,000 and $36,000 respectively.

NET LOSS
Net loss for fiscal 1997 was $2,594,040 ($0.32 per share) compared to a net loss of $445,285 ($0.06 per share) for fiscal 1996. The increase in net loss, principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth, and 2) increase in selling, general and administrative expenses. See "Revenues", "Cost of sales and Service and Gross Profit" and "Selling, General and Administrative" above.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems which began in 1993 and continues into 1997 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. However, in spite of its optimism, management is also cautioning that the Company's aggressive conversion from a capital sales model to subscription-based model is causing revenue recognition from subscription-based orders to be realized over a longer period of time than the previous capital sales model.

At December 31, 1997, the Company had net operating loss carryforwards of approximately $3,100,000 which expire between 2007 and 2012. These carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's equity offerings. A valuation allowance of approximately $1,500,000 has been established at December 31, 1997 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

REVENUES
Sales revenues for the Company increased by 38% in fiscal 1996 (from $4,560,935 to $6,295,468). The increase in sales revenues was principally due to increased deliveries of Trinitech TouchPad(R) System, primarily 1,750 units of its touch vending terminal to a non-financial service firm customer during fiscal 1996. The Company's sales revenues were comprised of both hardware and software installations. Approximately 15% and 21% of the Company's 1996 and 1995 sales, respectively, were derived form software installations. In addition, revenues from service contracts increased by 48% in fiscal 1996 (from $487,712 to $718,137). The increase in service contract revenue resulted from an increase of equipment in use by customers. The service contract revenue generally begins between three to six months after the delivery and installation of the hardware and software. Service and maintenance for 1996 sales of the Company's touch vending terminal products (1,750 units) will be managed on an actual time and material arrangement. Even though the Company expects its service and maintenance revenue to grow in the financial sector, management does not anticipate receiving any significant future service and maintenance revenue from its 1996 sales of touch vending terminal products.

The export market continued to be an important source of revenue, with sales approximating 67% and 40% of sales in fiscal 1996 and 1995, respectively. During fiscal 1996, sales to two customers accounted for approximately 72% of total revenue. During fiscal 1995, sales to three customers accounted for approximately 38% of total revenue. The Company did not experience any significant price changes in its product line in fiscal 1996 or fiscal 1995.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of sales and service is principally comprised of labor, materials, overhead and amortization of capitalized product enhancement costs. Gross profit as a percentage of total revenues was 41% and 53% in fiscal 1996 and 1995, respectively. The decrease in gross margin between 1996 and 1995 principally resulted from lower margins associated with the Company's touch vending terminal products sold during 1996. The Company continues to maintain higher margins (in the 50% range) in its core business groups that serve the financial community. The Company obtains its materials, parts and supplies from a variety of vendors in the U.S. and Far East. During 1996, the Company did not experience any significant price increase in its component parts purchased.

SELLING, GENERAL AND ADMINISTRATIVE
During fiscal 1996, selling, general and administrative expenses increased 28% (from $2,525,684 to $3,219,000) when compared to fiscal year 1995. The increase in fiscal 1996 was principally due to continued expansion of operations in both the U.S. and in London, which began during 1994. As a result, the Company experienced increases in salaries and related benefits, travel expenses, recruiting fees and various related office expenses. During 1996, the Company added personnel to its technical programming and sales staff. Such employees were added to technical positions with a primary focus on customer hardware and software project implementation and development. During 1996, the Company established a sales presence in Chicago with the addition of a sales office. The Company has expanded its advertising and marketing programs in 1996 which included production of various product brochures, advertisements in several financial trade publications as well as representation at several technological exhibitions. Research and development expenses for fiscal 1996 and 1995 were approximately $241,900 and $194,500, respectively (an increase of 24%), and are included in selling and administrative expenses.

OTHER INCOME
Other income consists principally of interest earned on cash balances and sublease income earned. The Company leases a portion of its corporate office facility under a three year sublease which expired on April 30, 1997 Sublease rental income earned during 1996 and 1995 totaled approximately $36,000 per year. The interest income earned by the Company during 1996 increased slightly from 1995 principally due to higher interest rates earned on the Company's cash balances during 1996.

NET INCOME/LOSS
Net loss for fiscal 1996 was $445,285 ($0.06 per share) as compared to a net income of $81,466 ($0.01 per share) for fiscal 1995. The net loss during fiscal 1996 principally resulted from the continued expansion of operations as described in "Selling, General and Administrative" above combined with lower gross margins associated with the Company's touch vending terminal products sold during 1996. Net income for the three months ended December 31, 1996 principally resulted from a 95% increase in revenues during the period as compared to the three months ended December 31, 1995 (from $1,756,725 to $3,419,623). This increase in revenues during the three months ended December 31, 1996 principally resulted from increased deliveries of the Company's touch vending terminal products enabling the Company to record a profit in three month period ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been equity capital. Since the commencement of operations, the Company has raised approximately $9.8 million of working capital through various private placements of its securities. During March 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000. At December 31, 1997, cash balances increased to $2,141,307 from $1,198,730 at December 31, 1996.

The Company's current assets at December 31, 1997 exceeded its current liabilities by approximately $3.8 million. The Company at December 31, 1997 had long-term debt totaling approximately $93,500 which represents secured term loans (three at December 31, 1997) on the purchase of development equipment. Interest on these loans vary from 7.95% to 9.0%. In addition, at December 31, 1997, the Company had no material commitments for capital expenditures or inventory purchases. The Company has available a one million dollar bank line of credit facility for the purpose of financing accounts receivable. At December 31, 1997, the Company had not drawn down on the line of credit facility. The line of credit, which is secured by accounts receivable and inventory, expires on June 30, 1999. Interest on the line of credit is based on the bank's prime rate plus one percent. The bank agreements and line of credit agreement require the Company, among other things, to maintain minimum tangible net worth and a minimum current ratio. At December 31, 1997, the Company obtained a waiver of the required minimum tangible net worth. Such covenant was amended by the financial institution in the first quarter of 1998.

The Company believes that with its available capital, including the proceeds from the March 7, 1997 private placement, the line of credit facility and anticipated funds generated from operations it will be able to fund its cash needs through the end of 1998 without the need for additional capital or financing. The Company intends to utilize its positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grow more rapidly than anticipated, it is possible that the Company could require additional funds beyond 1998. At this time, the Company does not know what sources, if any would be available to it for such funds, if required.

In addition, the Company has warrants outstanding for the purchase of 263,837 shares of its Common Stock. Assuming the exercise of all such outstanding Warrants, the Company would receive approximately $926,600 in gross proceeds.

WORKING CAPITAL
At December 31, 1997 and 1996 the Company had working capital of approximately $3,803,000 and $3,523,000, respectively. The Company's present capital resources include proceeds from its March 7, 1997 private placement of Common Stock and available borrowing capacity under its bank credit facility. Through March 23, 1998, 139,000 stock options and warrants to purchase common stock were exercised with the Company receiving proceeds of approximately $465,000.

CASH USED IN OPERATING ACTIVITIES
During fiscal 1997, net cash used in operations was approximately $502,000 as compared to cash used in operations in fiscal 1996 of approximately $449,000. The decline from fiscal 1996 to fiscal 1997 is primarily attributable to the Company's increasing losses as previously discussed.

CASH USED IN INVESTING ACTIVITIES
During fiscal 1997 and fiscal 1996, net cash used in investing activities was approximately $1,799,000 and $535,000, respectively, and principally represents payments for the purchases of equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES
During fiscal 1997 and fiscal 1996, proceeds from financing activities were approximately $3,243,000 and $925,000, respectively. Such increase in fiscal 1997 primarily resulted from the issuance of Common Stock through exercise of warrants and stock options totaling approximately $817,000 and proceeds from the March 7, 1997 private placement ($3,515,000).

YEAR 2000 COMPLIANCE
The Company believes its information systems are in compliance with year 2000 information technology requirements.

SEASONALITY
The Company believes that its operations are not significantly effected by seasonality.

NEW ACCOUNTING ANNOUNCEMENT
In October 1997, the American Institute of Certified Public Accountants issued statement of position 97-2, "Software Revenue Recognition," which supercedes SOP 91-1 and clarifies the guidelines for the existing practices regarding revenue recognition of certain computer software products. The Company adopted SOP 97-2 in the first quarter of 1998 and the effect is not expected to be material to the Company's operations or financial position taken as a whole.

In June 1997, the Financial Accounting Standards board issued FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement will become effective in 1998.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA See index to Financial Statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE
         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Section entitled "Proposal No. 1. Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the June 3, 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 10. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 3, 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Sections entitled "Principal Holders of Voting Securities" and "Security Ownership of Officers and Directors" of the Company's Proxy Statement for the June 3, 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 3, 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission not later than April 30, 1998.

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

         (3) Exhibits *
                  3.1 Articles of Incorporation of Trinitech Systems, Inc. (Exhibit 3.1 to Registrant's Form 10 filed March 5,
                           1993).
                  3.2      By-Laws of Trinitech  Systems,  Inc.  (Exhibit 3.2 to
                           Registrant's Form 10 filed March 5, 1993).
                  4.1      Certificate  of  Designation  of  Series A  Preferred
                           Stock (Exhibit 4.1 to Registrant's Form 10 filed March 5, 1993).
                  4.2 Specimen - Common Stock Certificate (Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1993).
                  10.1 Employment Agreement with Peter Kilbinger Hansen dated January 1, 1991 (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).
                  10.2 Revolving Credit Agreement, dated June 2, 1997, between First Union Bank and Trinitech Systems, Inc.**
                  10.3 Amended and Restated 1991 Incentive Stock Option Plan of Trinitech Systems, Inc. (Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
                  21.1 Subsidiaries of the Registrant (Exhibit 21.1 to Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
                  24.1     Consent of Independent Public Accountants.**
                  27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange
                           Commission for information purposes only and not filed.

________________
 * - Except as noted, all exhibits have been previously filed.
** - Filed herewith.

(B) REPORTS ON FORM 8-K

         On September 11, 1997, Trinitech Systems, Inc. filed a Current Report on Form 8-K in respect of the Rights Agreement dated as of September 1, 1997 between the Company and Chase Mellon Shareholder Services, L.L.C.
as Rights Agent.

                         Index to Financial Statements
                         -----------------------------

                                                                            Page
                                                                            ----

Report of Independent Public Accountants..............................      F-2

Financial Statements:

   Consolidated Balance Sheets at December 31, 1997 and 1996..........      F-3

   Consolidated Statements of Operations for the Years Ended
        December 31, 1997 and 1996....................................      F-4

   Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 1997 and 1996.............................       F-5

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997 and 1996...................................       F-6

Notes to Consolidated Financial Statements...........................       F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Trinitech Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Trinitech Systems, Inc. (a New York Corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinitech Systems, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                    Arthur Andersen LLP




Stamford, Connecticut,
March 24, 1998

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



ASSETS                                                                                   1997                    1996
     -                                                                                   ----                    ----
CURRENT ASSETS:
    Cash and cash equivalents                                                         $2,141,307              $1,198,730
    Accounts receivable - less allowance of $144,000 and $30,000                       1,859,301               3,802,364
    Inventories - less allowance of $82,000 in 1997                                    1,208,373               1,154,187
    Prepaid expenses and other current assets                                            102,500                 193,134
    Receivable from officers                                                              91,597                  72,777
                                                                                      ----------              ----------

                      Total Current Assets                                             5,403,078               6,421,192
                                                                                      ----------              ----------

EQUIPMENT - net of accumulated depreciation of $714,759 and $417,087                   1,361,707                 434,638

OTHER ASSETS  - net of accumulated amortization of $1,040,952 and $832,652               782,478                 617,506
                                                                                      ----------              ----------

                      TOTAL                                                           $7,547,263              $7,473,336
                                                                                      ==========              ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                 $   927,672              $1,386,306
    Accrued expenses                                                                     389,174                 525,653
    Current portion of term loans payable                                                 47,709                  25,994
    Credit line payable                                                                  -                       745,000
    Advance billings                                                                     171,414                 149,675
    Payroll and other taxes payable                                                       63,706                  65,808
                                                                                      ----------              ----------

                      Total Current Liabilities                                        1,599,675               2,898,436

TERM LOANS PAYABLE                                                                        45,855                  31,065
                                                                                      ----------              ----------

                      Total Liabilities                                                1,645,530               2,929,501
                                                                                      ==========              ==========
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    10% Convertible  preferred  stock  -  par  value  $1.00;  1,000,000  shares
      authorized; -0- issued and outstanding                                               -                       -
    Common  stock  - par  value  $.001;  15,000,000  authorized;  8,524,530  and
      7,375,030 shares issued and outstanding                                              8,525                   7,375
    Additional paid-in capital                                                        10,419,763               6,088,975
    Accumulated deficit                                                               (4,096,555)             (1,502,515)
    Due from officers                                                                   (430,000)                (50,000)
                                                                                      -----------             -----------

                      Total Stockholders' Equity                                       5,901,733               4,543,835
                                                                                      ----------              ----------

                      TOTAL                                                           $7,547,263              $7,473,336
                                                                                      ==========              ==========

See Notes to Consolidated Financial Statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                      1997                    1996
                                                      ----                    ----
REVENUES:
    Sales                                          $3,961,812              $6,295,468
    Service contracts                               1,044,205                 718,137
                                                  -----------              ----------

                      Total Revenues                5,006,017               7,013,605

COST OF SALES AND SERVICE                           2,680,138               4,146,490
                                                  -----------              ----------
GROSS PROFIT                                        2,325,879               2,867,115
                                                  -----------              ----------

EXPENSES:
    Selling, general and administrative             4,843,824               3,219,000
    Depreciation                                      186,324                 133,780
    Amortization                                       36,227                  33,116
                                                  -----------              ----------

                      Total Expenses                5,066,375               3,385,896
                                                  -----------              ----------

LOSS FROM OPERATIONS                               (2,740,496)               (518,781)

OTHER INCOME - NET                                    146,456                  73,496

NET LOSS                                          $(2,594,040)              $(445,285)
                                                  -----------              ----------

NET LOSS PER COMMON SHARE                              ($0.32)                 ($0.06)
                                                  ===========              ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          8,103,330               7,297,900
                                                  ===========              ==========

See Notes to Consolidated Financial Statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                  Common Stock             Additional
                                          ----------------------------       Paid-in      Accumulated    Due from
Description                               Shares               Amount        Capital       Deficit       Officers     Total
-----------                               ------               ------        -------       -------       --------     -----

BALANCE,
     DECEMBER 31, 1995                     7,272,530         $7,273        $5,920,203    $(1,057,230)    $   -        $ 4,870,246

Stock issued from exercise of options
     and warrants                            102,500            102           168,772          -             -            168,874
Due from Officers                               -               -                -             -           (50,000)       (50,000)
Net loss                                        -               -                -          (445,285)        -           (445,285)
                                           ---------         ------        ----------     ----------     ---------    ------------
BALANCE,
     DECEMBER 31, 1996                     7,375,030          7,375         6,088,975     (1,502,515)      (50,000)     4,543,835

Stock issued from exercise of options
     and warrants                            349,500            350           816,588          -             -            816,938
Issuance of common stock                     800,000            800         3,514,200          -             -          3,515,000
Due from Officers                              -                -                -             -          (380,000)      (380,000)
Net loss                                       -                -                -        (2,594,040)        -         (2,594,040)
                                           ---------         ------        ----------     ----------     ---------    ------------

BALANCE,
     DECEMBER 31, 1997                     8,524,530         $8,525       $10,419,763    $(4,096,555)    $(430,000)    $5,901,733
                                           =========         ======       ===========    ===========     =========    ============


See Notes to Consolidated Financial Statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                            1997                    1996
                                                                                            ----                    ----
OPERATING ACTIVITIES:
    Net loss                                                                            $(2,594,040)              $(445,285)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                         297,672                 133,780
       Amortization                                                                         409,346                 349,294
       Provision for bad debts                                                              144,269                  70,634
       Provision for inventory obsolescence                                                  82,000                   -
       Changes in assets and liabilities:
           Accounts receivable                                                            1,798,794              (1,463,564)
           Inventories                                                                     (136,186)               (153,737)
           Prepaid expenses and other current assets                                         90,634                 (89,956)
           Receivable from officers                                                         (18,820)                (24,106)
           Accounts payable                                                                (458,634)              1,033,177
           Accrued expenses                                                                (136,479)                 71,204
           Advance billings                                                                  21,739                  29,041
           Payroll and other taxes payable                                                   (2,102)                 40,175
                                                                                        -----------              ----------
                      Net cash used in operating activities                                (501,807)               (449,343)
                                                                                        -----------              ----------
INVESTING ACTIVITIES:
    Payments for equipment, net of retirements                                           (1,224,742)               (164,907)
    Payments for other assets                                                              (574,317)               (370,238)
                                                                                        -----------              ----------
                      Net cash used in investing activities                              (1,799,059)               (535,145)
                                                                                        -----------              ----------
FINANCING ACTIVITIES :
    Proceeds from borrowings                                                                 75,000               1,025,000
    Repayment of borrowings                                                                (783,495)               (268,775)
    Issuance of common stock                                                              3,951,938                 168,874
                                                                                        -----------              ----------
                      Net cash provided by financing activities                           3,243,443                 925,099
                                                                                        -----------              ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            942,577                 (59,389)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                              1,198,730               1,258,119
                                                                                        -----------              ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                  $ 2,141,307             $ 1,198,730
                                                                                        ===========             ===========
SUPPLEMENTAL INFORMATION:
    Cash paid during the year for interest                                              $    16,404             $     8,443
                                                                                        ===========             ===========

See Notes to Consolidated Financial Statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                          AND FOR THE YEARS THEN ENDED

1.          ORGANIZATION AND PRESENTATION

            Trinitech Systems, Inc. and subsidiary (the "Company") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, currencies and futures and options in both the United States and Europe. The Company's turnkey systems, developed using patented hardware technology and proprietary software, permit real time execution monitoring of trading transactions. The Company has also leveraged its patented flat panel hardware technology outside the financial sector through sales of equipment to a non-financial service customer. In addition, the Company offers a range of related information technology services and maintenance support. The Company has sales offices in both the U.S. and Europe.


2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of Trinitech Services, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

            USE OF ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            RECLASSIFICATIONS

            Certain 1996 balances have been reclassified to conform with the 1997 presentation.

            CASH AND CASH EQUIVALENTS

            The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

            INVENTORIES

            Inventories consist of parts and finished goods and are stated at the lower of cost, determined on a first-in, first-out basis, or market.

            EQUIPMENT

            Equipment is stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to eight years. The estimated useful lives for subscription and service based equipment is generally two to three years.

            OTHER ASSETS

            Other assets consist principally of patents, organization and deferred product enhancement costs (capitalized based on time incurred for enhancement of products which have achieved technological feasibility) and deposits. Product enhancement costs and organization costs are being amortized using the straight-line method over three and five years, respectively. Patent costs are being amortized over seventeen years.

            LONG-LIVED ASSETS

            Long-lived assets, primarily equipment and other assets, are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated based upon the present value of expected future cash flows.

            REVENUE RECOGNITION

            Sales are generally recorded upon shipment of the product to and acceptance by customers. Revenue from service contracts is recognized ratably over the period the services are performed. Costs to fulfill service contracts have been insignificant during the periods presented.

            RESEARCH AND DEVELOPMENT

            Research and development costs are expensed as incurred.

            ADVERTISING

            The Company expenses advertising costs as incurred. Advertising expense was approximately $320,000 and $88,000 for the years ended December 31, 1997 and 1996, respectively.

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

            NET LOSS PER COMMON SHARE

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earning per share is not presented in either 1997 or 1996 because the effect of the Company's common stock equivalents (employee stock options and warrants) is antidilutive. All earnings per share amounts for all periods have been presented, and restated to conform to the Statement 128 requirements.

            INCOME TAXES

            The  Company   accounts   for  income  taxes  under  SFAS  No.  109,
            "Accounting for Income Taxes."

            The Company uses different methods of accounting for financial reporting and tax purposes, principally through the utilization of accelerated depreciation methods for income tax purposes, certain valuation allowances and net operating loss carryforwards;
            accordingly deferred taxes are provided on the basis of such differences.

            FINANCIAL INSTRUMENTS

            The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the Company's long-term debt also approximates its fair value based on prevailing interest rates.

            IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

            In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition," which supercedes SOP-91-1 and clarifies the existing guidance regarding revenue recognition of certain computer software products. The Company adopted SOP 97-2 in the first quarter of 1998 and the effect is not expected to be material to the Company's operations or financial position taken as a whole.

            In June 1997, the Financial Accounting Standards board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement will become effective in 1998.

3.          INVENTORIES

            Inventories consists of the following:

                                                              December 31,
                                                       -----------------------
                                                           1997          1996
                                                       ------------  ----------

                 Parts                                 $  875,822    $  750,722
                 Finished goods                           414,551       403,465
                 Less Allowance for obsolescence           82,000           -
                                                       ----------    ----------

                                       Total           $1,208,373    $1,154,187
                                                       ==========    ==========

4.          EQUIPMENT

            Equipment consists of the following:


                                                                            December 31,
                                                               ----------------------------------
                                                                   1997                    1996
                                                               -----------              ---------

                 Computer software                             $  331,668               $233,681
                 Leasehold improvements                            81,957                 39,169
                 Furniture and equipment                          878,518                578,875
                 Subscription and service bureau equipment        784,323                   -
                                                               ----------               --------

                                       Subtotal                 2,076,466                851,725

                 Less accumulated depreciation                    714,759                417,087
                                                               ----------               --------

                                       Total                   $1,361,707               $434,638
                                                               ==========               --------

5.          COMPUTER SOFTWARE

            Included in other assets are unamortized deferred product enhancement costs aggregating approximately $686,000 and $500,400 as of December 31, 1997 and 1996, respectively. Included in cost of sales is amortization expense for product enhancement costs of approximately $373,000 and $316,000 for 1997 and 1996, respectively. Also included in cost of sales is depreciation expense for subscription based and service bureau equipment of approximately $111,000 for 1997.


6.          CAPITAL STOCK

            On March 7, 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price at $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000.

            On September 1, 1997, the Board of Directors declared a dividend distribution of one Preference Share Purchase right (a "Right") for each outstanding share of Common Stock, par value $.001 per share, of the Company to stockholders of record on September 19, 1997. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preference Stock, par value $.001 per share, of the Company, at a price of $40 per one one-hundredth of a Preference Share, subject to adjustment, upon change of control in the Company, as defined in the rights agreement.

            Because of the nature of the Preference Shares' dividend liquidation
            and  voting  rights,   the  value  of  a  Preference   Share  should
            approximate the value of one share of Common Stock.

            During 1997, 307,000 warrants were exercised resulting in the issuance of 307,000 shares of Common Stock. The Company received approximately $686,000 from the exercise of such warrants. During 1996, 27,500 warrants were exercised resulting in the issuance of 27,500 shares of Common Stock. The Company received $55,000 from the exercise of such warrants.

            As of December 31, 1997, there are outstanding warrants (the "Warrants") to purchase 263,837 shares of Common Stock. The Warrants expire as follows:


                                               Per Share
                         Warrants            Exercise Price             Expiration Date
                         --------            --------------             ---------------

                          50,000                  $3.50                 January 9, 1998
                          43,000                  $3.00                 June 30, 1998
                          82,587               $2.25-$2.67              December 31, 1998
                          60,000                  $5.13                 December 31, 2000
                          28,250                  $4.50                 March 2, 2006

7.          MAJOR CUSTOMERS AND EXPORT SALES

            For the year ended December 31, 1997, one customer accounted for approximately 17% (non-financial service firm customer) of total sales. For the year ended December 31, 1996, two customers accounted for approximately 57% (non-financial service firm customer) and 15%, respectively, of total sales. Export sales amounted to approximately $1,283,000 and $4,669,000 for the years ended December 31, 1997 and 1996, respectively. Foreign operation revenues amounted to approximately $1,293,000 and $1,164,000 for the years ended December 31, 1997 and 1996, respectively.


8.          RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses for the years ended December 31, 1997 and 1996 totaled approximately $321,600 and $241,900, respectively and are included in selling and administrative expenses.


9.          TERM LOANS PAYABLE

            At December 31, 1997 and 1996, the Company had term loans payable (the "Term Loans" - three in 1997 and two in 1996) totaling $93,564 and $57,059, respectively, for purposes of financing development equipment. The Term Loans are secured by the underlying equipment. Interest rates on the Terms Loans are 7.96%, 8.95% and 9.0%, respectively. Interest expense was approximately $8,500 and $3,800 for the years ended December 31, 1997 and 1996, respectively. The Term Loans are payable in monthly installments through September 1998, September 1999 and September 2000, respectively. The Term Loans require the Company, among other things, to maintain minimum tangible net worth and a minimum current ratio. At December 31, 1997, the Company obtained a waiver of the required minimum tangible net worth. Such covenant was subsequently amended by the financial institution in the first quarter of 1998.

            The following is a schedule of principal payments as of December 31, 1997:

               1998                                  $47,709
               1999                                   33,355
               2000                                   12,500

10.         CREDIT LINE PAYABLE

            The Company has a $1 million line of credit agreement bearing interest at 1 percent over the bank's prime rate (8.50% at December 31, 1997) available through June 1999 and is secured by accounts receivable, inventory and certain equipment. The Company repaid the amounts outstanding under the previous line of credit ($745,000 at December 31, 1996) with a portion of the proceeds from its private placement of Common Stock in March 1997. At December 31, 1997, the Company had not drawn down any amount under the existing line of credit agreement. The weighted average outstanding borrowings during 1997 were approximately $57,300 at a weighted average interest rate of 9.25%. The line of credit agreement requires the Company, among other things, to maintain minimum tangible net worth and a minimum current ratio. At December 31, 1997, the Company obtained a waiver of the required minimum tangible net worth. Such covenant was subsequently amended by the financial institution in the first quarter of 1998. Interest expense for 1997 and 1996 totaled approximately $5,000 and $8,000, respectively.


11.         COMMITMENTS AND CONTINGENCIES

            At December 31, 1997, the Company was committed under operating leases for offices, production facilities and equipment for terms expiring through April 30, 2002. Future minimum annual rental payments are as follows:

               Year                                           Amount
               ----                                           ------

               1998                                         $493,062
               1999                                          421,247
               2000                                          390,081
               2001                                          185,156
               2002                                           61,719

            Aggregate  rental  expense  amounted to  approximately  $228,900 and
            $139,400 for the years ended December 31, 1997 and 1996, respectively. Sublease income for the years ended December 31, 1997 and 1996 totaled $13,000 and $35,800. The sublease agreement expired in April 1997.

            In 1991 the Company entered into an employment agreement with its President. The agreement calls for a base salary of $114,000 for the first year, such base salary to be reviewed on an annual basis thereafter by the Compensation Committee of the Board of Directors. In addition, the President is entitled to receive a sales commission on the gross sales of any products of the Company which are sold through the direct sales effort of the executive, which is equivalent to the normal sales commission paid to all Company commission employees. The President received approximately $57,900 and $41,900 in sales commissions during 1997 and 1996, respectively.

            The Company is subject to legal proceedings which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not materially affect the Company's financial position or results of operations.

12.         RELATED PARTIES

            Certain executive officers of the Company have amounts due to the Company for the exercise of capital stock. Such amounts aggregated $430,000 and $50,000 as of December 31, 1997 and 1996, respectively, and have been shown as a reduction to stockholders' equity.

            At December 31, 1997 and 1996, the Company had amounts receivable from officers of $91,597 and $72,777, respectively.


13.         DEFINED CONTRIBUTION PLAN

            The Company, on January 1, 1994, established a 401(k) retirement plan (the "Plan") covering substantially all of its U.S. employees who meet eligibility requirements. The Plan permits participants to contribute up to a maximum of 15% of their annual compensation, as defined, not to exceed the federal limit of $9,500 in 1997. The Plan permits the Company to match employees' tax deferred contributions up to a maximum of 3% of employees' compensation provided the employee is employed by the Company at the end of the year. Remaining contributions under the plan are discretionary.
            Total expense under the Plan approximated $63,000 and $30,000 in 1997 and 1996, respectively.


14.         STOCK OPTION PLAN

            The Company maintains an incentive stock option plan for its officers and key employees and reserved 1,500,000 shares of its Common Stock to cover the exercise of options which may be granted under such plan. The option exercise price equals the stock's market price on the date of grant. The options vesting period is determined by the Board of Directors at the date of grant. All options granted under the plan expire ten years from date of grant, unless an earlier expiration date is set at the time of grant. At December 31, 1997, options to purchase 457,500 shares were available for grant under the stock option plan. The Company accounts for this plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized.

            During 1997, the Company also issued 30,000 variable incentive stock options. Since the targets associated with such options were not achieved, all 30,000 stock options were cancelled during 1997.

            Had compensation cost been determined consistent with FASB Statement No. 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been reduced to the following pro forma amounts:

                                                           1997          1996
                                                           ----          ----

                 Net loss:           As reported       $(2,594,040)   $(445,285)
                                     Pro forma         $(3,140,435)   $(666,561)

                 Loss per share:     As reported            $(0.32)      $(0.06)
                                     Pro forma              $(0.39)      $(0.09)


            Because the Statement 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

            The fair values of the option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996: expected life of 5 years, no expected dividend yields, expected volatility of 69% and risk-free interest rates of 6.20%.

            A summary of the status of the Company's stock option plan at December 31, 1997 and 1996, and changes during the years then ended are as follows:

                                                   Number of    Weighted Average
                                                    Shares       Exercise Price
                                                   ---------     --------------

            Outstanding December 31, 1995           256,500          $2.52
                Granted                             207,000          $4.26
                Exercised                           (75,000)         $1.52
                Cancelled                           (83,500)         $5.31
                Forfeited                           (15,000)         $3.63
                                                    -------

            Outstanding December 31, 1996           290,000          $3.06
                Granted                             722,500          $4.97
                Exercised                           (42,500)         $3.07
                Cancelled                           (18,000)         $4.11
                                                    -------

            Outstanding December 31, 1997           952,000          $4.51
                                                    =======

            Exercisable at December 31, 1997        239,500          $3.04
                                                    =======

            239,500 of the 952,000 options outstanding at December 31, 1997 have exercise prices between $2.25 and $3.63, with a weighted average exercise price of $3.04 and a weighted average remaining contractual life of 7.6 years. The 239,500 options are all exercisable. The remaining 712,500 options have exercise prices between $4.50 and $7.50, with a weighted average exercise price of $5.04 and a weighted average remaining contractual life of 9.4 years, none of these options are exercisable. No options expired during 1997.

15.         INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities recognized as December 31, 1997 and 1996 are presented below:


                                                                                              December 31,
                                                                                ---------------------------------------
                                                                                    1997                       1996
                                                                                -----------                 -----------
                 Deferred tax assets:
                     Bad debt expense                                           $    57,600                 $  12,000
                     Inventory obsolescence                                          32,800                         -
                     Product development costs                                      158,000                    123,000
                     Other                                                           29,000                    20,000
                     Operating loss carryforward                                  1,284,000                   412,000
                                                                                -----------                 ---------

                                       Total deferred tax assets                  1,561,400                   567,000

                 Less valuation allowance                                         1,545,400                   525,000
                                                                                -----------                 ---------

                                       Net deferred tax assets                       16,000                    42,000

                 Deferred tax liabilities:
                     Depreciation                                                    16,000                    42,000
                                                                                -----------                 ---------

                                       Total deferred tax liabilities                16,000                    42,000
                                                                                -----------                 ---------

                                       Net deferred tax amount                  $         -                 $       -
                                                                                ===========                 =========


            At December 31, 1997 and 1996, the Company had net operating loss carryforwards of approximately $3,100,000 and $1,000,000, respectively. These losses expire between 2007 and 2012. The tax benefit of such operating loss carryforwards will be credited to income when realization is considered more likely than not. In addition, these amounts may be limited under Internal Revenue Code
            Section 382 as a result of ownership changes resulting from the Company's equity offerings.

            Significant components of the provision for income taxes are as follows for the years ended:


                                                                               December 31,
                                                                     ---------------------------------
                                                                      1997                      1996
                                                                      ----                      ----

                 Current                                          $      -                 $       -
                 Deferred:
                  Federal                                             918,000                   402,000
                  State                                               102,400                    40,000
                  Increase in valuation allowance                  (1,020,400)                 (442,000)
                                                                  -----------              ------------

                              Total deferred                             -                         -
                                                                  -----------              ------------

                              Total provision for income taxes    $      -     -           $       -
                                                                  ===========              ============

            The  reconciliation   between  the  statutory  tax  rate  and  those
            reflected in the Company's income tax provision is as follows:

                                                               December 31,
                                                               ------------
                                                             1997       1996
                                                             ----       ----

             Statutory tax rate                              (34%)      (34%)
             State and local taxes, net of federal benefit    (6)        (6)
             Valuation allowance                              40         40
                                                             ----       -----
                                                               0%         0%

16          SUBSEQUENT EVENT:

            In January 1998, the Company entered into a seven and one-half year operating lease for its facilities in New York City. Monthly payments under such lease aggregate approximately $12,100 for the first five years and approximately $12,500 thereafter.


17.         VALUATION AND QUALIFYING ACCOUNTS:


                                                                      Additions
                                                    Balance at       Charged to
                                                    Beginning         Costs and      Deductions     Balance at
                                                      of Year         Expenses       Write-Offs     End of Year
                                                      -------         --------       ----------     -----------
             December 31, 1996:
                 Allowance for doubtful accounts     $   -            $ 70,634       $40,634        $ 30,000
                                                     ========         ========       =======        ========
             December 31, 1997,:
                 Allowance for doubtful accounts     $30,000          $144,269       $30,269        $144,000
                                                     ========         ========       =======        ========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 27th day of March, 1998 on its behalf by the undersigned, thereunto duly authorized.

                                       TRINITECH SYSTEMS, INC.



                                       By:/s/ Peter Kilbinger Hansen
                                          ---------------------------
                                              Peter Kilbinger Hansen
                                              Chairman of the Board
                                              and President
                                              (Chief Executive Officer)


                                       By:/s/ Kevin C. Cassidy
                                          ----------------------------
                                              Kevin C. Cassidy
                                              Chief Financial Officer


                                POWER OF ATTORNEY

         Trinitech Systems, Inc. and each of the undersigned do hereby appoint Peter Kilbinger Hansen and Kevin C. Cassidy, and each of them severally, its or his true and lawful attorney to execute on behalf of Trinitech Systems, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Kilbinger Hansen
---------------------------    Chairman of the Board              March 27, 1998
Peter Kilbinger Hansen         (Principal Executive Officer)


/s/ Kevin C. Cassidy
---------------------------    Chief Financial Officer            March 27, 1998
Kevin C. Cassidy               (Principal Accounting Officer)


/s/ John H. Chapman
---------------------------    Director                           March 27, 1998
Dr. John H. Chapman


/s/ Craig M. Shumate           Director                           March 27, 1998
---------------------------
Craig M. Shumate



/s/ Carl E. Warden             Director                           March 27, 1998
---------------------------
Carl E. Warden