Form 10QSB
period 1998-03-31
TRINITECH SYSTEMS INC
filed 1998-05-11
CIK 99047

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1998

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


8,663,530 shares of Common Stock were issued and outstanding as of April 24, 1998.

Trinitech Systems, Inc.

  FORM 10-Q
                For the quarterly period ended March 31, 1998


CONTENTS                                                                   PAGE


  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets at March 31, 1998
             (unaudited) and December 31, 1997                               3

             Condensed consolidated statements of operations (unaudited)
             for the three months ended March 31, 1998  and 1997             4

             Condensed consolidated statements of cash flows
             (unaudited) for the three months ended
             March 31, 1998 and 1997                                         5

             Notes to condensed consolidated financial statements
             (unaudited)                                                     6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               9

PART II.    OTHER INFORMATION                                               14

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,              December 31,
ASSETS                                                                                    1998                      1997
------                                                                                 ----------              --------------
                                                                                       (Unaudited)                      (a)
CURRENT ASSETS:
    Cash and cash equivalents                                                           $1,112,143                $2,141,307
    Accounts receivable - less allowance of $144,000 and $144,000                        1,601,286                 1,859,301
    Inventories - less allowance of $82,000 and $82,000                                  1,328,484                 1,208,373
    Prepaid expenses and other current assets                                              257,833                   102,500
    Receivable from officers                                                                91,713                    91,597
                                                                                        ----------                ----------

                      Total Current Assets                                               4,391,459                 5,403,078

EQUIPMENT - net of accumulated depreciation of $842,508 and $714,759                     1,541,651                 1,361,707

OTHER ASSETS  - net of accumulated amortization of $1,141,408
    and $1,040,952                                                                         913,938                   782,478
                                                                                        ----------                ----------
                      TOTAL                                                             $6,847,048                $7,547,263
                                                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                    $  760,635               $   927,672
    Accrued expenses                                                                       240,333                   389,174
    Current portion of term loans payable                                                   43,773                    47,709
    Advance billings                                                                       227,802                   171,414
    Payroll and other taxes payable                                                        117,740                    63,706
                                                                                        ----------                ----------
                      Total Current Liabilities                                          1,390,283                 1,599,675
TERM LOANS PAYABLE                                                                          36,904                    45,855
                                                                                        ----------                ----------
                      Total Liabilities                                                  1,427,187                 1,645,530
                                                                                        ----------                ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock - par value $1.00; 1,000,000 shares authorized;
     -0- issued and outstanding                                                               -                         -
    Common stock - par value $.001; 15,000,000 authorized; 8,663,530 and
      8,524,530 shares issued and outstanding                                                8,664                     8,525
    Additional paid-in capital                                                          10,884,499                10,419,763
    Accumulated deficit                                                                 (5,037,555)               (4,096,555)
    Due from officers                                                                     (435,747)                 (430,000)
                                                                                        ----------                ----------
                      Total Stockholders' Equity                                         5,419,861                 5,901,733
                                                                                        ----------                ----------
                      TOTAL                                                             $6,847,048                $7,547,263
                                                                                        ==========                ==========

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three            Three
                                                Months Ended     Months Ended
                                                  March 31,       March 31,
                                                     1998           1997
                                                  ---------      ----------
REVENUES:
    Recurring contracts                             $631,475         $259,433
    Sales                                            408,801        1,550,144
                                                   ---------        ---------
                      Total Revenues               1,040,276        1,809,577

COST OF RECURRING CONTRACTS and SALES                395,463          831,431
                                                   ---------        ---------
GROSS PROFIT                                         644,813          978,146
                                                   ---------        ---------
EXPENSES:
    Selling, general and administrative            1,526,375        1,041,164
    Depreciation                                      80,881           38,164
    Amortization                                       4,595            9,210
                                                   ---------        ---------
                      Total Expenses               1,611,851        1,088,538
                                                   ---------        ---------

LOSS FROM OPERATIONS                                (967,038)        (110,392)

OTHER INCOME - NET                                    26,038           24,993
                                                   ---------        ---------
NET LOSS                                           $(941,000)        $(85,399)
                                                   =========        =========
NET LOSS PER COMMON SHARE                           ($0.11)          ($0.01)
                                                   =========        =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         8,594,030        7,777,530
                                                   =========        =========

See accompanying notes.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               Three              Three
                                                           Months Ended         Months Ended
                                                             March 31,           March 31,
                                                                1998                1997
                                                           ------------         ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           $(900,546)            $713,709

INVESTING ACTIVITIES:
    Payments for equipment, net of retirements                 (348,689)            (128,546)
    Payments for other assets                                  (231,917)             (80,228)
                                                            ------------         ------------
              Net cash used in investing activities            (580,606)            (208,774)
                                                            ------------         ------------
FINANCING ACTIVITIES:
    Repayment of borrowings                                     (12,887)            (751,422)
    Issuance of common stock                                    464,875            3,527,500
                                                            ------------         ------------
              Net cash provided by financing activities         451,988            2,776,078
                                                            ------------         ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS             (1,029,164)           3,281,013

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,141,307            1,198,730
                                                            ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 1,112,143          $ 4,479,743
                                                            ============         ============

See accompanying notes.

TRINITECH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and ITEM 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.      INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                             March 31,        December 31,
                                              1998              1997
                                           -----------        ------------

          Parts                             $892,098          $  875,822
          Finished goods                     518,386             414,551
          Less allowance for obsolescence     82,000              82,000
                                          ----------          ----------
                        Total             $1,328,484          $1,208,373
                                          ==========          ==========

3.       EQUIPMENT

         Equipment consists of the following:

                                                   March 31,        December 31,
                                                     1998               1997
                                                  ----------        ------------

         Computer software                        $  340,964        $  331,668
         Leasehold improvements                       89,624            81,957
         Furniture and equipment                     955,553           878,518
         Subscription and service bureau equipment   998,018           784,323
                                                  ----------        ------------
                               Subtotal            2,384,159         2,076,466

         Less accumulated depreciation               842,508           714,759
                                                  ----------        ------------
                               Total              $1,541,651        $1,361,707
                                                  ==========        ============

4.       PER SHARE INFORMATION

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earning per share is not presented in either period because the effect of the Company's common stock equivalents (employee stock options and warrants) is antidilutive. All earnings per share amounts for all periods have been presented, and restated to conform to the Statement 128 requirements.

5.       COMMITMENTS

In January 1998, the Company entered into a seven and one-half year operating lease for its facilities in New York City. Monthly payments under such lease aggregate approximately $12,100 for the first five years and approximately $12,500 thereafter.

6.       IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition," which supercedes SOP-91-1 and clarifies the existing guidance regarding revenue recognition of certain computer software products. The Company adopted SOP 97-2 in the first quarter of 1998 and the effect is not material to the Company's operations or financial position taken as a whole.

In June 1997, the Financial Accounting Standards board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement is effective for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The management discussion and analysis in this Form 10-QSB contains certain forward-looking statements regarding the Company's future plans, objectives and expected performance. Those statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward looking statements referred to above. These factors include, among others, the Company's ability to further penetrate the financial services market with a full range of the Company's products and the highly competitive market in which the Company operates.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The Company develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, futures & options, and currencies. The Company's NYFIX Network, a combined FIX and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems to the global financial services industry. The Company is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago, and London.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. The Company is in process of transforming its business from that of traditional capital equipment sales to that of licensing-based and subscription-based revenue. The Company is currently offering its trading products together with linkage through its data-center. Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods. Initial annual revenues range from $15,000 to over $100,000 per contract. The Company begins recording subscription revenue once installation is complete. Most contracts provide the customer with a basic system or infrastructure, via the Company's data-center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infra-structure is operational. Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change will result in additional new orders and increased market share that it otherwise would not have had, as well as longer-term predictable revenues per customer.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUES

The decrease in revenues for the three months ended March 31, 1998 over the comparable 1997 period was principally due to the Company's strategy of transforming its operations from capital equipment sales to subscription based sales, specifically for the Company's FIXtalk software system. Recurring contracts are comprised of subscription revenue and service revenue. Recurring contractual revenue for the Company increased by 143% in the three months ended March 31, 1998 (from $259,433 to $631,475) over the comparable 1997 period. During the three month period ended March 31, 1998, subscription contracts and service contracts were approximately 53% and 47% of recurring contractual revenue, respectively, as compared to 10% and 90%, respectively, during the three-month period ended March 31, 1997. The increase in recurring contractual revenue is due principally to the Company's strategy of transforming its operations from capital equipment sales to subscription based sales coupled with increased service agreements. Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company decreased by approximately 74% in the three months ended March 31, 1998 over the comparable 1997 period (from $1,550,144 to $408,801). During the three month period ended March 31, 1998, capital equipment sales and software revenue were approximately 44% and 56% of sales revenues, respectively as compared to 64% and 36%, respectively during the three month period ended March 31, 1997.) The decrease in sales (capital equipment and software) is due to the Company's strategy of transforming its operations from capital equipment sales to subscription based sales. Revenue from export sales approximated $8,000 (less than 1% of revenue) during the three month period ended March 31, 1998 as compared to approximately $1,221,000 (67% of revenue) during the comparable period in 1997. Foreign operation revenues amounted to approximately $405,000 and $640,000 for the three-month periods ended March 31, 1998 and 1997, respectively.

COST OF RECURRING CONTRACTS AND SALES AND GROSS PROFIT

The Company's cost of recurring contracts and sales is principally comprised of labor, materials, overhead, amortization of capitalized product enhancement costs and depreciation of subscription based equipment. Gross profit as a percentage of total revenue was approximately 62% and 54% during the three-month periods ended March 31, 1998 and 1997, respectively. The increase in gross profit percentage experienced by the Company during the three month period ended March 31, 1998 principally resulted from an increase in the amount of higher margin subscription contracts and service fees on existing contracts which were partially offset by lower margins associated with the Company's touch vending terminal products. The Company obtains its materials and supplies from a variety of vendors in the U.S. and Far East. Included in cost of sales is amortization expense for product enhancement costs of approximately $96,000 and $79,500 for the three month periods ended March 31, 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $55,000 for the three month period ended March 31, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

During the three months ended March 31, 1998, selling general and administrative expenses increased 47% (from $1,041,164 to $1,526,375) when compared to the three months ended March 31, 1997. Such increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction based order-routing, via the Company's data-center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various office expenses. The Company added personnel principally to its technical programming, service, support and sales staff. The Company's recruitment effort, which began during 1993, continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Included in selling, general & administrative expenses is rent expense for the Company's offsite data center and equipment in such data center of approximately $72,900 for the three-month period ended March 31, 1998. Also included in selling, general and administrative expenses is utility expense of approximately $67,900 for frame relay circuits to various stock exchange floors for the three-month period ended March 31, 1998. The Company, during the past several years, has committed considerable resources to developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in the first quarter of 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions. Research and development (new explorative research) expenses for the three months ended March 31, 1998 and 1997 were approximately $168,600 and $61,600, respectively, (an increase of approximately 174%) and are included in selling, general and administrative expenses.

OTHER INCOME

Other income consists principally of interest earned on cash balances and sublease income earned. Interest income in the three months ended March 31, 1998 and 1997 approximated $26,000 and $15,000, respectively. The increase in interest income principally results from interest earned on higher cash balances maintained by the Company during the three months ended March 31, 1998. The Company previously leased a portion of its corporate office facility under a three-year sublease which expired on April 30, 1997. Due to the continuing expansion of operations, (See "Selling, General and Administrative" above) the Company decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during the three months ended March 31, 1997 approximated $9,800.

NET LOSS

Net loss for the three months ended March 31, 1998 was $941,000 ($0.11 per share) as compared to a net loss of $85,399 ($0.01 per share) for the three months ended March 31, 1997. The increase in net loss, principally resulted from
1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth, and 2) increase in selling, general and administrative expenses. See "Revenues", "Cost of sales and Service and Gross Profit" and "Selling, General and Administrative" above.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems which began in 1993 and continues into 1998 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. However, in spite of its optimism, management is also cautioning that the Company's aggressive conversion from a capital sales model to subscription-based model is causing revenue recognition from subscription-based orders to be realized over a longer period of time than the previous capital sales model.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been equity capital. Since the commencement of operations, the Company has raised approximately $9.8 million of working capital through various private placements of its securities. During March 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000. At March 31, 1998, cash balances decreased to $1,112,143 from $2,141,307 at December 31, 1997.

The Company's current assets at March 31, 1998 exceeded its current liabilities by approximately $3 million. The Company at March 31, 1998 had long-term debt totaling approximately $93,600 which represents secured term loans (three at March 31, 1998) on the purchase of development equipment. Interest on these loans vary from 7.95% to 9.0%. In addition, at March 31, 1998, the Company had no material commitments for capital expenditures or inventory purchases. The Company has available a maximum one million dollar bank line of credit facility for the purpose of financing accounts receivable. At March 31, 1998, the Company had not drawn down on the line of credit facility. The line of credit, which is secured by accounts receivable and inventory, expires on June 30, 1999. The line of credit is subject to certain limitations on the accounts receivable as defined in the line of credit agreement. As of April 30, 1998, the Company had approximately $500,000 available on its line of credit facility. Interest on the line of credit is based on the bank's prime rate plus one percent. The bank agreements and line of credit agreement require the Company, among other things, to maintain minimum tangible net worth and a minimum current ratio.

The Company believes that with its available capital, including the proceeds from the March 7, 1997 private placement, the line of credit facility and its intention to finance future equipment purchases it will be able to fund its cash needs through the end of 1998. The Company intends to internally finance its continuing research and development activities. If and when used, the Company's line of credit facility is primarily utilized to finance equipment purchases. The Company intends to reduce its existing line of credit facility and finance the equipment for its subscription contracts and data center through longer term equipment financing arrangements. The Company has held preliminary conversations with financial institutions for such financing. The Company is considering numerous alternatives to finance its anticipated sales growth and growing infrastructure. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grow more rapidly than anticipated, it is possible that the Company could require additional funds beyond 1998. At this time, the Company does not know what sources, if any would be available to it for such funds, if required.

In addition, at March 31, 1998, the Company has warrants outstanding for the purchase of 263,837 shares of its Common Stock. Assuming the exercise of all such outstanding Warrants, the Company would receive approximately $926,600 in gross proceeds.

WORKING CAPITAL

At March 31, 1998 and December 31, 1997, the Company had working capital of approximately $3,000,000 and $3,803,000, respectively. The Company's present capital resources include proceeds from its March 7, 1997 private placement of Common Stock and available borrowing capacity under its bank credit facility. The Company has held preliminary conversations with financial institutions to finance equipment for its subscription contracts and data center. Through March 31, 1998, 139,000 stock options and warrants to purchase common stock were exercised with the Company receiving proceeds of approximately $465,000.

CASH USED IN OPERATING ACTIVITIES

During the three months ended March 31, 1998, net cash used in operations was approximately $901,000 as compared to cash provided by operations in for the three-month ended March 31, 1997 of approximately $714,000. The decline is primarily attributable to the Company's increasing losses as previously discussed.

CASH USED IN INVESTING ACTIVITIES

During the three months ended March 31, 1998 and 1997, net cash used in investing activities was approximately $580,600 and $209,000, respectively, and principally represents payments for the purchases of equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES

During the three months ended March 31, 1998 and 1997, proceeds from financing activities were approximately $452,000 and $2,776,000, respectively. The decrease is primarily attributable to there being no equity offering during the three months ended March 31, 1998 as there was in the three months ended March 31, 1997.

YEAR 2000 COMPLIANCE

The Company believes its information systems are in compliance with year 2000 information technology requirements.

SEASONALITY

The Company believes that its operations are not significantly effected by seasonality.

NEW ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition," which supercedes SOP-91-1 and clarifies the existing guidance regarding revenue recognition of certain computer software products. The Company adopted SOP 97-2 in the first quarter of 1998 and the effect is not material to the Company's operations or financial position taken as a whole.

In June 1997, the Financial Accounting Standards board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131
requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement is effective for the year ended December 31, 1998.


PART II  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

        Not applicable


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       Not applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES

      Not applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable

Item 5.  OTHER INFORMATION

 Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

(b)     REPORTS ON FORM 8-K

None

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


                                       Trinitech Systems, Inc.
                                          (Registrant)


                                       By: /s/ Peter Kilbinger Hansen
                                           ------------------------------
                                           Peter Kilbinger Hansen
                                           Chairman of the Board
                                              and President
                                           (Chief Executive Officer)


                                       By: /s/ Kevin C. Cassidy
                                           ------------------------------
                                           Kevin C. Cassidy
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)