Form 10QSB/A
period 1998-03-31
TRINITECH SYSTEMS INC
filed 1998-05-14
CIK 99047

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

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    Three            Three
                                                Months Ended     Months Ended
                                                  March 31,       March 31,
                                                     1998           1997
                                                  ---------      ----------
REVENUES:
    Recurring contracts                             $631,475         $259,433
    Sales                                            408,801        1,550,144
                                                   ---------        ---------
                      Total Revenues               1,040,276        1,809,577

COST OF RECURRING CONTRACTS and SALES                463,314          831,431
                                                   ---------        ---------
GROSS PROFIT                                         576,962          978,146
                                                   ---------        ---------
EXPENSES:
    Selling, general and administrative            1,458,524        1,041,164
    Depreciation                                      80,881           38,164
    Amortization                                       4,595            9,210
                                                   ---------        ---------
                      Total Expenses               1,544,000        1,088,538
                                                   ---------        ---------

LOSS FROM OPERATIONS                                (967,038)        (110,392)

OTHER INCOME - NET                                    26,038           24,993
                                                   ---------        ---------
NET LOSS                                           $(941,000)        $(85,399)
                                                   =========        =========
NET LOSS PER COMMON SHARE                           ($0.11)          ($0.01)
                                                   =========        =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         8,594,030        7,777,530
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

COST OF RECURRING CONTRACTS AND SALES AND GROSS PROFIT

The Company's cost of recurring contracts and sales is principally comprised of labor, materials, overhead, amortization of capitalized product enhancement costs and depreciation of subscription based equipment. Gross profit as a percentage of total revenue was approximately 55% and 54% during the three-month periods ended March 31, 1998 and 1997, respectively. The slight increase in gross profit percentage experienced by the Company during the three month period ended March 31, 1998 principally resulted from an increase in the amount of higher margin subscription contracts and service fees on existing contracts which were offset by lower margins associated with the Company's touch vending terminal products. The Company obtains its materials and supplies from a variety of vendors in the U.S. and Far East. Included in cost of sales is amortization expense for product enhancement costs of approximately $96,000 and $79,500 for the three month periods ended March 31, 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $55,000 for the three month period ended March 31, 1998.

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

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRINITECH SYSTEMS, INC.
                                   (Registrant)


                                   By: /s/ Kevin C. Cassidy
                                      -------------------------------
                                    Kevin C. Cassidy
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

Dated:  May 14, 1998