Form 10QSB
period 1998-06-30
TRINITECH SYSTEMS INC
filed 1998-08-12
CIK 99047

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended JUNE 30, 1998

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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


8,777,030  shares of Common  Stock  were  issued  and  outstanding  as of August
5,1998.

Trinitech Systems, Inc.

FORM 10-Q
   For the quarterly period ended June 30, 1998


CONTENTS                                                                   PAGE


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

        Condensed consolidated balance sheets at June 30, 1998
        (unaudited) and December 31, 1997                                   3

        Condensed consolidated statements of operations
        (unaudited) for the three months and six months
        ended June 30, 1998  and 1997                                       4

        Condensed consolidated statements of cash flows (unaudited)
        for the months ended June 30, 1998  and 1997                        5

        Notes to condensed consolidated financial statements (unaudited)    6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 9

PART II.    OTHER INFORMATION                                              16

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,                December 31,
ASSETS                                                                                    1998                      1997
                                                                                       -----------              ------------
                                                                                       (Unaudited)                    (a)
CURRENT ASSETS:
    Cash and cash equivalents                                                           $1,549,021                $2,141,307
    Accounts receivable - less allowance of $100,000 and $144,000                        2,347,791                 1,859,301
    Inventories - less allowance of $156,000 and $82,000                                 1,258,760                 1,208,373
    Prepaid expenses and other current assets                                              180,011                   102,500
    Receivable from officers                                                                96,101                    91,597
                                                                                        ----------                ----------
                      Total Current Assets                                               5,431,684                 5,403,078

EQUIPMENT - net of accumulated depreciation of $992,415 and $714,759                     1,663,316                 1,361,707

OTHER ASSETS  - net of accumulated amortization of $1,256,089 and
$1,040,952                                                                                 972,919                   782,478
                                                                                        ----------                ----------
                      TOTAL                                                             $8,067,919                $7,547,263
                                                                                        ==========                ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                      $938,692               $   927,672
    Accrued expenses                                                                       470,256                   389,174
    Current portion of term loans payable                                                        -                    47,709
    Advance billings                                                                     1,067,906                   171,414
    Payroll and other taxes payable                                                         63,609                    63,706
                                                                                        ----------                ----------
                      Total Current Liabilities                                          2,540,463                 1,599,675

CREDIT LINE PAYABLE                                                                        346,539                         -

TERM LOANS PAYABLE                                                                          67,740                    45,855
                                                                                        ----------                ----------
                      Total Liabilities                                                  2,954,742                 1,645,530
                                                                                        ----------                ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock - par value $1.00; 1,000,000 shares
      authorized; -0- issued and outstanding                                                  -                          -
    Common stock - par value $.001; 15,000,000 authorized 8,754,530 and
      8,524,530 shares issued and outstanding                                                8,755                     8,525
    Additional paid-in capital                                                          11,168,408                10,419,763
    Accumulated deficit                                                                 (5,622,555)               (4,096,555)
    Due from officers                                                                     (441,431)                 (430,000)
                                                                                        ----------                ----------
                      Total Stockholders' Equity                                         5,113,177                 5,901,733
                                                                                        ----------                ----------
                      TOTAL                                                             $8,067,919                $7,547,263
                                                                                        ==========                ==========

(a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------


                                             -- Three Months Ended --                    -- Six Months Ended --
                                           June 30,              June 30,          June 30,           June 30,
                                            1998                  1997               1998               1997
                                         --------------     --------------     -------------     ---------------

REVENUES:
Recurring contracts                           $832,890           $318,574        $1,464,365            $577,897
Sales                                          728,657            821,971         1,137,458           2,372,225
                                         --------------     --------------     -------------     ---------------
     Total Revenues                          1,561,547          1,140,545         2,601,823           2,950,122

COST OF RECURRING CONTRACTS AND SALES
                                               604,336            409,764         1,067,650           1,241,195
                                         --------------     --------------     -------------     ---------------

GROSS PROFIT                                   957,211            730,781         1,534,173           1,708,927
                                         --------------     --------------     -------------     ---------------

EXPENSES:
Selling, general and administrative          1,517,318          1,193,871             2,975,842       2,235,035
Depreciation                                    87,751             42,001           168,632              80,165
Amortization                                     4,595              9,211             9,190              18,421
                                         --------------     --------------     -------------     ---------------
     Total Expenses                          1,609,664          1,245,083         3,153,664           2,333,621
                                         --------------     --------------     -------------     ---------------

LOSS FROM OPERATIONS                         (652,453)          (514,302)       (1,619,491)           (624,694)

OTHER INCOME - NET                              67,453             51,523            93,491              76,516
                                         --------------     --------------     -------------     ---------------

NET LOSS                                     ($585,000)         ($462,779)      ($1,526,000)          ($548,178)
                                         ==============     ==============     =============     ===============

 NET LOSS PER COMMON SHARE                      $(0.07)           $( 0.06)           $(0.18)            $( 0.07)
                                         ==============     ==============     =============     ===============

AVERAGE COMMON SHARES
        OUTSTANDING                          8,709,030          8,187,500         8,647,530           7,916,530
                                         ==============     ==============     =============     ===============


See accompanying notes.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                      Six                              Six
                                                                  Months Ended                     Months Ended
                                                                     June 30,                        June 30,
                                                                      1998                             1997
                                                                  ------------                     ------------

NET CASH USED IN OPERATING ACTIVITIES                               $(636,035)                      $ (114,125)


INVESTING ACTIVITIES:
    Payments for equipment, net of retirements                       (620,263)                        (253,710)
    Payments for other assets                                        (405,578)                        (160,791)
                                                                  -----------                       ----------
              Net cash used in investing activities                (1,025,841)                        (414,501)
                                                                  -----------                       ----------

FINANCING ACTIVITIES:
    Proceeds from line of credit                                      500,000                                -
    Issuance of common stock                                          748,875                        3,565,376
    Repayment of borrowings                                          (179,285)                        (682,896)
                                                                  -----------                       ----------
              Net cash provided by financing activities             1,069,590                        2,882,480
                                                                  -----------                       ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (592,286)                       2,353,854

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      2,141,307                        1,198,730
                                                                  -----------                       ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 1,549,021                       $3,552,584
                                                                  ===========                       ==========

See accompanying notes.

TRINITECH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited
--------------------------------------------------------------------------------


1.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and ITEM 310 (b) of Regulation S-B.
            Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


2.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                                 June 30,      December 31,
                                                   1998           1997
                                                 --------      ------------

            Parts                               $870,857      $   875,822
            Finished goods                       543,903          414,551
            Less allowance for obsolescence      156,000           82,000
                                              ----------      -----------
                                  Total       $1,258,760      $1,208,373
                                              ==========      ===========

3.          EQUIPMENT

            Equipment consists of the following:

                                                              June 30,                December 31,
                                                               1998                       1997
                                                            ----------                ------------
             Computer software                              $  357,452               $   331,668
             Leasehold improvements                             93,178                    81,957
             Furniture and equipment                         1,011,405                   878,518
             Subscription and service bureau equipment       1,193,696                   784,323
                                                            ----------                ----------
                           Subtotal                          2,655,731                 2,076,466

             Less accumulated depreciation                     992,415                   714,759
                                                            ----------                ----------
                           Total                            $1,663,316                $1,361,707
                                                            ==========                ==========

4.           DEBT

            On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime Rate and is personally secured by a Company shareholder and the Company's president. The rate used is management's discretion. The Company initially drew down $1 million under the Agreement bearing interest at the six month LIBOR rate plus 1.25% (7%). The Agreement requires monthly payments of interest only until January 30, 2000, at which time monthly ratable principal and interest payments are made until the Agreement matures. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months. In consideration for securing the Agreement, the said shareholder and president will receive 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued.

            In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1 million line of credit agreement in June 1998) and repaid all outstanding term loans, which aggregated approximately $415,000 as of June 30, 1998.

5.           PER SHARE INFORMATION

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earning per share is not presented in either period because the effect of the Company's common stock equivalents (employee stock options and warrants) is antidilutive. All earnings per share amounts for all periods have been restated, and presented to conform to the Statement 128 requirements.

6.          COMMITMENTS

In January 1998, the Company entered into a seven and one-half year operating lease for its facilities in New York City. Monthly payments under such lease aggregate approximately $12,100 for the first five years and approximately $12,500 thereafter.


7.          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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



8.           OTHER INCOME

Included in other income is approximately $50,000 pertaining to the payment of a liability for which the Company had established a full reserve.

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

Trinitech Systems, Inc. develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, futures & options, and currencies. The Company's NYFIX Network, a combined FIX and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems to the global financial services industry. Trinitech is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago, and London.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company is in process of transforming its business from that of traditional capital equipment sales to that of licensing-based and subscription-based revenue for its software and systems. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data-center. The data-center is a communication infrastructure enabling Trinitech to provide its customers with global electronic connectivity for order routing and allows Trinitech to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure, via the Company's NYFIX data-center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods.
Initial annual revenues range from $15,000 to over $100,000 per annum per contract. The Company begins recording subscription revenue once installation is complete.

Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change has already resulted in new orders and increased market share that it otherwise would not have had, in addition to leading to longer-term and more predictable revenues per customer.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. Management is of the opinion that the Company's transition from a capital sales model to a subscription sales model will not only lead to additional orders on top of the original contract, but will create a longer term and more stable revenue stream for the Company going forward. It is important to note that this transition is causing revenue to be recognized over a longer period of time than the previous capital sales model. The Company is excited about the subscription based model because as the Company continues to add more customers, the Company will collect revenue from each customer as long as they are utilizing Trinitech's products or services. In the previous model, the Company would only receive revenue one time for products or services sold. Management believes the new business model will strengthen the Company's marketshare and its financial position going forward.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUES

The increase in revenues for the three months ended June 30, 1998 over the comparable 1997 period was principally due to the Company's changing its strategy to electronic order routing which it began executing in late 1997. In addition to the conversion from capital sales to subscription sales, a number of new products and order routing services under the NYFIX umbrella are contributing to the Company's continued ramp up in new orders and corresponding recurring revenues. Recurring contracts are comprised of subscription revenue and service revenue. Recurring contractual revenue for the Company increased by approximately 161% in the three months ended June 30, 1998 (from $318,574 to $832,890) over the comparable 1997 period. During the three month period ended June 30, 1998, subscription contracts and service contracts were approximately 60% and 40% of recurring contractual revenue, respectively, as compared to 14% and 86%, respectively, during the three-month period ended June 30, 1997. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements. Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company decreased by approximately 11% in the three months ended June 30, 1998 over the comparable 1997 period (from $821,971 to $728,657). During the three month period ended June 30, 1998, capital equipment sales and software revenue were approximately 38% and 62% of sales revenues, respectively as compared to 55% and 45%, respectively during the three month period ended June 30, 1997.) The decrease in sales (capital equipment and software) corresponds to the increase in recurring revenue as previously mentioned. Revenue from export sales approximated $210,000 (less than 29% of sales) during the three month period ended June 30,

1998 as compared to approximately $220,000 (approximately 25% of sales) during the comparable period in 1997. Foreign operation revenues amounted to approximately $688,000 and $274,000 for the three-month periods ended June 30, 1998 and 1997, respectively.

COST OF RECURRING CONTRACTS AND SALES AND GROSS PROFIT

The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, amortization of capitalized product enhancement costs and depreciation of subscription based equipment. Gross profit as a percentage of total revenue was approximately 61% and 64% during the three-month periods ended June 30, 1998 and 1997, respectively. The decrease in gross profit percentage experienced by the Company during the three month period ended June 30, 1998 principally resulted from a decrease in the amount of higher margin software installations and the Company's lower margin touch vending terminal products which were partially offset by higher margins associated with the subscription and service contracts. The Company obtains its materials and supplies from a variety of vendors in the U.S. and the Far East. Included in cost of sales is amortization expense for product enhancement costs of approximately $110,000 and $74,000 for the three-month periods ended June 30, 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $62,000 for the three month period ended June 30, 1998.

SELLING, GENERAL AND ADMINISTRATIVE

During the three months ended June 30, 1998, selling general and administrative expenses increased approximately 27% (from $1,193,871 to $1,517,318) when compared to the three months ended June 30, 1997. Such increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction based order-routing, via the Company's NYFIX data-center, to multiple exchange-floors and between "Buy-side" and "Sell-side" institutions. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Included in selling, general & administrative expenses is rent expense for the Company's offsite data center and equipment in such data center of approximately $79,000 for the three-month period ended June 30, 1998. The Company, during the past several years, has committed considerable resources to developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, is designed to better leverage the existing products while providing additional sources of revenue. The Company has continued its marketing programs in the first quarter of 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions. Research and development (new explorative research) expenses for the three months ended June 30, 1998 and 1997 were approximately $102,000 and $79,000, respectively, (an increase of approximately 29%) and are included in selling, general and administrative expenses.

OTHER INCOME

Other income consists principally of settlement of a fully reserved liability, interest earned on cash balances and sublease income earned. Included in other income is approximately $50,000 pertaining to the payment of a liability for which the Company had established a full reserve. Interest income in the three months ended June 30, 1998 and 1997 approximated $17,000 and $48,000, respectively. Interest income decreased principally because of lower average cash balances maintained by the Company during the three months ended June 30, 1998 versus the three months ended June 30, 1997. The Company previously leased a portion of its corporate office facility under a six-year sublease, which expired on April 30, 1997. Due to the continuing expansion of operations, (See "Selling, General and Administrative" above) the Company decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during the three months ended June 30, 1997 approximated $3,200.

NET LOSS

Net loss for the three months ended June 30, 1998 was $585,000 ($0.07 per share) as compared to a net loss of $462,779 ($0.06 per share) for the three months ended June 30, 1997. The increase in net loss, principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth, and 2) increase in selling, general and administrative expenses. See "Revenues", "Cost of sales and Service and Gross Profit" and "Selling, General and Administrative" above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUES

The decrease in revenues for the six months ended June 30, 1998 over the comparable 1997 period was principally due to the Company's ongoing transition from capital equipment sales to subscription based sales, specifically for the Company's FIXtalk software system. Recurring contracts are comprised of subscription revenue and service revenue. Recurring contractual revenue for the Company increased by approximately 153% in the six months ended June 30, 1998 (from $577,897 to $1,464,365) over the comparable 1997 period. During the six month period ended June 30, 1998, subscription contracts and service contracts were approximately 57% and 43% of recurring contractual revenue, respectively, as compared to 12% and 88%, respectively, during the six-month period ended June 30, 1997. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements. Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company decreased by approximately 52% in the six months ended June 30, 1998 over the comparable 1997 period (from $2,372,225 to $1,137,458).
During the six month period ended June 30, 1998, capital equipment sales and software revenue were approximately 40% and 60% of sales revenues, respectively as compared to 60% and 40%, respectively during the six month period ended June 30, 1997.) The decrease in sales (capital equipment and software) corresponds to the increase in recurring revenue as previously mentioned. Revenue from export sales approximated $xx (less than xx% of revenue) during the six month period ended June 30, 1998 as compared to approximately $1,441,000 (61% of revenue) during the comparable period in 1997. Foreign operation revenues amounted to approximately $1,093,000 and $914,000 for the six-month periods ended June 30, 1998 and 1997, respectively.

COST OF RECURRING CONTRACTS AND SALES AND GROSS PROFIT

The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, amortization of capitalized product enhancement costs and depreciation of subscription based equipment. Gross profit as a percentage of total revenue was approximately 59% during both the six-month periods ended June 30, 1998 and 1997. The Company obtains its materials and supplies from a variety of vendors in the U.S. and the Far East. Included in cost of sales is amortization expense for product enhancement costs of approximately $206,000 and $154,000 for the six month periods ended June 30, 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $118,000 for the six month period ended June 30, 1998.


SELLING, GENERAL AND ADMINISTRATIVE

During the six months ended June 30, 1998, selling general and administrative expenses increased 33% (from $2,235,035 to $2,975,842) when compared to the six months ended June 30, 1997. Such increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new services. These services relate to offering subscription and transaction based order-routing, via the Company's NYFIX data-center, to multiple exchange-floors and between "Buy-side" and "Sell-side" institutions. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Included in selling, general & administrative expenses is rent expense for the Company's offsite data center and equipment in such data center of approximately $151,000 for the six-month period ended June 30, 1998. The Company, during the past several years, has committed considerable resources to developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, are designed to better leverage the existing products while providing additional sources of revenue. The Company has continued its marketing programs in the second quarter of 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions. Research and development (new explorative research) expenses for the six months ended June 30, 1998 and 1997 were approximately $343,000 and $141,000, respectively, (an increase of approximately 143%) and are included in selling, general and administrative expenses.

OTHER INCOME

Other income consists principally of a settlement of a fully reserved liability, interest earned on cash balances and sublease income earned. Included in other income is approximately $50,000 pertaining to the payment of a liability for which the Company had established a full reserve. Interest income in the six months ended June 30, 1998 and 1997 approximated $43,400 and $63,500, respectively. Interest income decreased principally because of lower average cash balances maintained by the Company during the six months ended June 30, 1998 versus the six months ended June 30, 1997. The Company previously leased a portion of its corporate office facility under a six-year sublease, which expired on April 30, 1997. Due to the continuing expansion of operations, (See "Selling, General and Administrative" above) the Company decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during the six months ended June 30, 1997 approximated $13,000.

NET LOSS

Net loss for the six months ended June 30, 1998 was $1,526,000 ($0.18 per share) as compared to a net loss of $548,178 ($0.07 per share) for the six months ended June 30, 1997. The increase in net loss, principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth, and 2) increase in selling, general and administrative expenses. See "Revenues", "Cost of sales and Service and Gross Profit" and "Selling, General and Administrative" above.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been equity capital. Since the commencement of operations, the Company has raised approximately $9.8 million of working capital through various private placements of its securities. During March 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000. At June 30, 1998, cash balances decreased to $1,549,021 from $2,141,307 at December 31, 1997.

The Company's current assets at June 30, 1998 exceeded its current liabilities by approximately $2.9 million. The Company at June 30, 1998 had long-term debt totaling approximately $415,000 which represents secured term loans (three at June 30, 1998) on the purchase of development equipment and draw downs on a line of credit that was refinanced in July 1998 with a new line of credit which does not require repayments for the first two years. Interest on the term loans varies from 7.95% to 9.0%. The line of credit bore interest at the Banks Prime Rate plus 1% (9.5% at June 30, 1998). The term loans and line of credit were repaid on July 29, 1998 in association with the Company obtaining a $3 million line of credit facility. See discussion below. In addition, at June 30, 1998, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such Agreement available to the Company during its first 18 months. The
Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime Rate and is personally secured by a Company shareholder and the Company's president. The rate used is management's discretion. The Company initially drew down $1 million under the Agreement bearing interest at the six month LIBOR rate plus 1.25% (7%). The Agreement requires monthly payments of interest only until January 30, 2000, at which time monthly ratable principal and interest payments are made until the Agreement matures. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months. In consideration for securing the Agreement, the said shareholder and president will receive 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued.

In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1 million line of credit agreement in June 1998) and repaid all outstanding term loans, which aggregated approximately $415,000 as of June 30, 1998.

The Company believes that with its available capital, including the proceeds from the line of credit facility, it will be able to fund its cash needs through the end of 1998. The Company intends to internally finance its continuing research and development activities. The Company's line of credit facility is primarily utilized to finance equipment purchases. The Company is considering numerous alternatives to finance its anticipated sales growth and growing infrastructure. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grow more rapidly than anticipated, it is possible that the Company could require additional funds beyond 1998. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

In addition, at June 30, 1998, the Company has warrants outstanding for the purchase of 220,837 shares of its Common Stock. Assuming the exercise of all such outstanding warrants, the Company would receive approximately $797,600 in gross proceeds.

WORKING CAPITAL

At June 30, 1998 and December 31, 1997, the Company had working capital of approximately $2,891,000 and $3,803,000, respectively. The Company's present capital resources include its available borrowing capacity under its bank credit facility. Through June 30, 1998, 230,000 stock options and warrants to purchase common stock were exercised with the Company receiving proceeds of approximately $749,000.

CASH USED IN OPERATING ACTIVITIES

During the six-months ended June 30, 1998, net cash used in operations was approximately $636,000 as compared to cash used in operations for the six-month ended June 30, 1997 of approximately $114,125. The decline is primarily attributable to the Company's increasing losses as previously discussed.

CASH USED IN INVESTING ACTIVITIES

During the six months ended June 30, 1998 and 1997, net cash used in investing activities was approximately $1,026,000 and $415,000, respectively, and principally represents payments for the purchases of equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES

During the six months ended June 30, 1998 and 1997, proceeds from financing activities were approximately $1,070,000 and $2,882,480, respectively. The decrease is primarily attributable to there being no equity offering during the six months ended June 30, 1998 as there was in the six months ended June 30, 1997.

YEAR 2000 COMPLIANCE

Some of the Company's older computer programs for certain clients were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. The Company has completed an assessment and may have to modify some of the software and hardware with certain clients so its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total year 2000 project cost, if any, is estimated by management to be not material.

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

       Not applicable


Item 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on June 3, 1998. Votes were cast with respect to the election of four directors to serve until the next Annual Meeting of Stockholders as follows:

                                                        Number of Shares of
                         Number of Shares of              Common Stock As To
                               Common                   Which Authority
Nominees                Stock Voted In Favor           To Vote Was Withheld
--------                --------------------           --------------------
Peter K. Hansen              6,741,589                        29,781
John H. Chapman              6,741,589                        36,631
Craig M. Shumate             6,741,589                        29,781
Carl E. Warden               6,741,589                        39,381

Item 5.  OTHER INFORMATION

 Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     27  Financial  Data  Schedule

(b)     REPORTS ON FORM 8-K

On August 7, 1998 the Company filed a current report on Form 8-K relative to obtaining a $3 million line of credit facility, terminating its $500,000 previous line of credit agreement and repaying its three term loans.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Trinitech Systems, Inc.
                                            (Registrant)



                                       By: /s/ Peter Kilbinger Hansen
                                          -------------------------------------
                                          Peter Kilbinger Hansen
                                          Chairman of the Board
                                             and President
                                          (Chief Executive Officer)


                                       By: /s/ Kevin C. Cassidy
                                          -------------------------------------
                                          Kevin C. Cassidy
                                          Chief Financial Officer and Secretary
                                          (Principal Financial and Accounting
                                          Officer)