Form 10QSB
period 1998-09-30
TRINITECH SYSTEMS INC
filed 1998-11-13
CIK 99047

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended SEPTEMBER 30, 1998

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

                                 --------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


8,788,530 shares of Common Stock were issued and outstanding as of October 30, 1998.

Trinitech Systems, Inc.

  FORM 10-Q
         For the quarterly period ended September 30, 1998


CONTENTS                                                                PAGE


  PART I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

         Condensed consolidated balance sheets at September 30, 1998
         (unaudited) and December 31, 1997                                  3

         Condensed consolidated statements of operations (unaudited)
         for the three months and nine months ended September 30, 1998
         and 1997                                                           4

         Condensed consolidated statements of cash flows (unaudited)
         for the months ended September 30, 1998  and 1997                  5

         Notes to condensed consolidated financial statements (unaudited)   6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9

PART II.    OTHER INFORMATION                                              16

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,       December 31,
ASSETS                                                                              1998                1997
                                                                                 -------------       ------------
                                                                                 (Unaudited)             (a)
CURRENT ASSETS:
 Cash and cash equivalents                                                       $ 1,402,720         $ 2,141,307
 Accounts receivable - less allowance of $94,000 and $144,000                      2,454,637           1,859,301
 Inventories - less allowance of  $82,000                                          1,354,409           1,208,373
 Prepaid expenses and other current assets                                           266,375             102,500
 Receivable from officers                                                            102,597              91,597
                                                                                 -----------         -----------
              Total Current Assets                                                 5,580,738           5,403,078

EQUIPMENT - net of accumulated depreciation of $1,210,299 and $714,759             2,202,633           1,361,707

OTHER ASSETS - net of accumulated amortization of $1,384,974 and
$1,040,952                                                                         1,014,561             782,478
                                                                                 -----------         -----------
              TOTAL                                                              $ 8,797,932         $ 7,547,263
                                                                                 ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                $   917,107         $   927,672
 Accrued expenses                                                                    419,426             389,174
 Current portion of term loans payable                                                     -              47,709
 Advance billings                                                                  1,150,946             171,414
 Payroll and other taxes payable                                                     141,189              63,706
                                                                                 -----------         -----------
              Total Current Liabilities                                            2,628,668           1,599,675

CREDIT LINE PAYABLE                                                                1,500,000                   -

TERM LOANS PAYABLE                                                                         -              45,855
                                                                                 -----------         -----------
              Total Liabilities                                                    4,128,668           1,645,530
                                                                                 -----------         -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock - par value $1.00; 1,000,000 shares authorized;
    -0- issued and outstanding                                                             -                   -
  Common stock - par value $.001; 15,000,000 authorized 8,788,530 and
    8,524,530 shares issued and outstanding                                            8,789               8,525
  Additional paid-in capital                                                      11,309,812          10,419,763

  Accumulated deficit                                                             (6,202,159)         (4,096,555)
  Due from officers                                                                 (447,178)           (430,000)
                                                                                 -----------         -----------
              Total Stockholders' Equity                                           4,669,264           5,901,733

              TOTAL                                                              $ 8,797,932         $ 7,547,263
                                                                                 ===========         ===========

 (a) The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

TRINITECH SYSTEMS, INC.
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS (Unaudited)
------------------------------------

                                                        -- Three Months Ended --                    -- Nine Months Ended --
                                                 September 30,        September 30,            September 30,        September 30,
                                                      1998                 1997                    1998                 1997
                                              ------------------   -----------------       --------------------    -----------------

REVENUES:
Recurring contracts                                $914,296             $336,724              $2,378,661                  $914,621
Sales                                               528,998              472,578               1,666,456                 2,844,803
                                              -------------        -------------            ------------            --------------
     Total Revenues                               1,443,294              809,302               4,045,117                 3,759,424

COST OF RECURRING CONTRACTS AND SALES               653,361              485,105               1,721,011                 1,726,300
                                              -------------        -------------            ------------            --------------

GROSS PROFIT                                        789,933              324,197               2,324,106                 2,033,124
                                              -------------        -------------            ------------            --------------

EXPENSES:
Selling, general and administrative               1,241,607            1,238,619               4,201,853                 3,466,288
Depreciation                                        130,199               49,795                 298,831                   129,960
Amortization                                          4,596               10,213                  13,786                    28,634
                                              -------------        -------------            ------------            --------------
     Total Expenses                               1,376,402            1,301,671               4,514,470                 3,624,882
                                              -------------        -------------            ------------            --------------

LOSS FROM OPERATIONS                               (586,469)            (977,474)             (2,190,364)               (1,591,758)

OTHER (EXPENSE) INCOME:
Interest expense                                    (11,777)              (3,044)                (27,373)                  (10,410)
Other income                                         18,642               41,240                 112,133                   117,756
                                              -------------        -------------            ------------            --------------

NET LOSS                                          ($579,604)           ($936,234)            ($2,105,604)              ($1,484,412)
                                              =============        =============            ============            ==============

 NET LOSS PER COMMON SHARE                            $(.07)             $( 0.11)                 $(0.24)                  $( 0.19)
                                              =============        =============            ============            ==============

AVERAGE COMMON SHARES
        OUTSTANDING                               8,771,530            8,218,530               8,682,780                 7,998,030
                                              =============        =============            ============            ==============

See accompanying notes.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Nine                  Nine
                                                                     Months Ended          Months Ended
                                                                     September 30,         September 30,
                                                                          1998                1997
                                                                     ------------           -----------

NET CASH USED IN OPERATING ACTIVITIES                                $(1,081,812)           $ (768,582)

INVESTING ACTIVITIES:
  Payments for equipment, net of retirements                          (1,377,419)             (537,918)
  Payments for other assets                                             (576,105)             (256,085)
                                                                     -----------            ----------
              Net cash used in investing activities                   (1,953,524)             (794,582)
                                                                     -----------            ----------

FINANCING ACTIVITIES:
  Proceeds from line of credit                                         2,000,000                     -
  Issuance of common stock                                               890,313             3,725,938
  Repayment of borrowings                                               (593,564)             (695,665)
                                                                     -----------            ----------
              Net cash provided by financing activities                2,296,749             3,030,273
                                                                     -----------            ----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (738,587)            1,467,330

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         2,141,307             1,198,730
                                                                     -----------            ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 1,402,720            $2,666,060
                                                                     ===========            ==========

See accompanying notes.

TRINITECH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited


1.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and ITEM 310 (b) of Regulation S-B.
            Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


2.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:


                                                    September 30,       December 31,
                                                         1998               1997
                                                    -------------       ------------

                 Parts                              $   892,153         $  875,822
                 Finished goods                         544,256            414,551
                 Less allowance for obsolescence         82,000             82,000
                                                    -----------         ----------
                               Total                $ 1,354,409         $1,208,373
                                                    ===========         ==========

3.   EQUIPMENT

     Equipment consists of the following:

                                                       September 30,        December 31,
                                                           1998                 1997
                                                        ---------          -----------

       Computer software                                $ 378,929          $   331,668
       Leasehold improvements                             101,508               81,957
       Furniture and equipment                          1,035,863              878,518
       Subscription and service bureau equipment        1,896,632              784,323
                                                        ---------          -----------
                     Subtotal                           3,412,932            2,076,466

       Less accumulated depreciation                    1,210,299              714,759
                                                        ---------          -----------
                     Total                             $2,202,633           $1,361,707
                                                        =========          ===========

4.     DEBT

       On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime Rate and is personally secured by a Company shareholder and the Company's president. The rate used is at management's discretion. The Company drew down an aggregate of $1,500,000 under the Agreement in the third quarter of 1998 ($1 million at the nine month LIBOR rate plus 1.25% (7%) and $500,000 at the 30 day LIBOR rate plus 1.25% (6.78%)). The Agreement requires monthly payments of interest only until January 30, 2000, at which time monthly ratable principal and interest payments are made until the Agreement matures. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months. In consideration for securing the Agreement, the said shareholder and president will receive 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued.

       In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1 million line of credit agreement in June 1998) and repaid all outstanding term loans.

5.     PER SHARE INFORMATION

       In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earning Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Diluted earning per share is not presented in either period because the effect of the Company's common stock equivalents (employee stock options and warrants) is antidilutive. All earnings per share amounts for all periods have been restated, and are presented to conform to the Statement 128 requirements.

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

       In September 1997, the Financial Accounting Standards board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement is effective for the year ended December 31, 1998.

7.    OTHER INCOME

       Included in other income for the nine months ended September 30, 1998 is approximately $50,000 pertaining to the payment of a liability for which the Company had established a full reserve.

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

       Trinitech Systems, Inc. develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, futures & options, and currencies. The Company's NYFIX Network, a combined FIX and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems to the global financial services industry. Being firm believers in the global market going electronic, the company has maintained a consistent and focused commitment to the development of electronic trading technologies during the pioneering phase of the market. The Company is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago, and London.

       The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company is in process of transforming its business from that of traditional capital equipment sales to that of licensing-based and subscription-based revenue for its software and systems. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data-center. The data-center is a communication infrastructure enabling the Company to provide its customers with global electronic connectivity for order routing and allows Trinitech to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure, via the Company's NYFIX data-center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods. Initial annual revenues range from $15,000 to over $400,000 per annum per contract. The Company begins recording subscription revenue once installation is complete. Although subscription-based revenue has the short-term negative impact of reduced revenues in the early stage, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change has already resulted in new orders and increased market share that it otherwise would not have had, in addition to leading to longer-term and more predictable revenues per customer. In addition to significant logistical improvements in delivery and support of its products, the Company expanded its business to offer the industry a central electronic meeting place between the buy-side and sell-side, while simultaneously providing a single point of universal access to different exchange floor environments.

       Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. Management is of the opinion that the Company's transition from a capital sales model to a subscription sales model will not only lead to additional orders on top of the original contract, but will create a longer term and more stable revenue stream for the Company going forward. It is important to note that this transition is causing revenue to be recognized over a longer period of time than the previous capital sales model. The Company is excited about the subscription-based model because as the Company continues to add more customers, the Company will collect revenue from each customer as long as they are utilizing the Company's products or services. In the previous model, the Company would only receive revenue one time for products or services sold. Management believes the new business model will strengthen the Company's marketshare and its financial position going forward.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

       The increase in revenues for the three months ended September 30, 1998 over the comparable 1997 period was principally due to the Company's changing its strategy to electronic order routing which it began executing in late 1997. In addition to the conversion from capital sales to subscription sales, a number of new products and order routing services under the NYFIX umbrella are contributing to the Company's continued ramp up in new orders and corresponding recurring revenues.

       Consistent with the Company's objectives, recurring revenue has generally been increasing on a quarter-to-quarter basis. Recurring revenue is accounting for a greater share of the Company's total revenue. Recurring contracts are comprised of subscription revenue and service revenue. Recurring contractual revenue for the Company increased by approximately 172% in the three months ended September 30, 1998 (from $336,724 to $914,296) over the comparable 1997 period. During the three month period ended September 30, 1998, subscription contracts and service contracts were approximately 64% and 36% of recurring contractual revenue, respectively, as compared to 23% and 77%, respectively, during the three-month period ended September 30, 1997. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements.

       Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company increased by approximately 12% in the three months ended September 30, 1998 over the comparable 1997 period (from $472,578 to $528,998). During the three month period ended September 30, 1998, capital equipment sales and software revenue were approximately 56% and 44% of sales revenues, respectively as compared to 67% and 33%, respectively during the three month period ended September 30, 1997.) The increase in sales (capital equipment and software) is primarily attributable to increased orders in the United States. Foreign operation revenues amounted to approximately $401,000 and $324,000 for the three-month periods ended September 30, 1998 and 1997, respectively.

       Revenue from export sales approximated $8,000 (less than 1% of revenue) during the three-month period ended September 30, 1998 as compared to approximately $87,000 (approximately 18% of revenue) during the comparable period in 1997.

COST OF RECURRING CONTRACTS AND SALES AND GROSS PROFIT

       The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, amortization of capitalized product enhancement costs, depreciation of subscription based equipment and communication lines. Gross profit as a percentage of total revenue was approximately 55% and 40% during the three-month periods ended September 30, 1998 and 1997, respectively. The increase in gross profit percentage experienced by the Company during the three-month period ended September 30, 1998 principally resulted from an increase in the amount of higher margin subscription and service contracts and software sales. The Company obtains its materials and supplies from a variety of vendors in the U.S. and the Far East. Included in cost of sales is amortization expense for product enhancement costs of approximately $124,000 and $167,000 for the three-month periods ended September 30, 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $88,000 and $40,000 for the three-month period ended September 30, 1998 and 1997, respectively.

SELLING, GENERAL AND ADMINISTRATIVE

       During the three months ended September 30, 1998, selling general and administrative expenses remained relatively flat (from $1,238,619 to $1,241,607) when compared to the three months ended September 30, 1997. Both periods reflect the continued expansion of the development, technical and finance teams in the U.S. and the continued expansion of the development team in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction based order-routing, via the Company's NYFIX data-center, to multiple exchange-floors and between "Buy-side" and "Sell-side" institutions. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Included in selling, general & administrative expenses is rent expense for the Company's offsite data center and equipment in such data center of approximately $75,514 for the three-month period ended September 30, 1998. The Company, during the past several years, has committed considerable resources to developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, is designed to better leverage the existing products while providing additional sources of revenue. The Company has continued its marketing programs in 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions. Research and development (new explorative research) expenses for the three months ended September 30, 1998 and 1997 were approximately $147,000 and $72,000, respectively (an increase of approximately 105%), and are included in selling, general and administrative expenses.


DEPRECIATION

       Depreciation expense increased by approximately 161% in the three months ended September 30, 1998 over the comparable 1997 period (from $49,795 to $130,199). Such increases principally reflect the continued investment in the Company's infrastructure in its state of the art data center on Wall Street.

OTHER (EXPENSE) INCOME

       Interest expense increased in the three-month period ended September 30, 1998 principally because of higher balances outstanding on the company's new line of credit.

       Interest income in the three months ended September 30, 1998 and 1997 approximated $19,000 and $41,000, respectively. Interest income decreased principally because of lower average cash balances maintained by the Company during the three months ended September 30, 1998 versus the three months ended September 30, 1997.


NET LOSS

       Net loss for the three months ended September 30, 1998 was $579,604 ($0.07 per share) as compared to a net loss of $936,234 ($0.11 per share) for the three months ended September 30, 1997. The decrease in net loss, principally resulted from an increase in recurring revenue from the subscription-based revenue model which in the three months ended September 30, 1997 was in the beginning stage of implementation, and an increase in gross profit margin. See "Revenues"and "Cost of Recurring Contracts and Sales and Gross Profit" above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

       The increase in revenues for the nine months ended September 30, 1998 over the comparable 1997 period was principally due to the Company's changing its strategy to electronic order routing which it began executing in late 1997. In addition to the conversion from capital sales to subscription sales, a number of new products and order routing services under the NYFIX umbrella are contributing to the Company's continued ramp up in new orders and corresponding recurring revenues.

       Consistent with the Company's objectives, recurring revenue has generally been increasing on a quarter-to-quarter basis. Recurring revenue is accounting for a greater share of the Company's total revenue. Recurring contracts are comprised of subscription revenue and service revenue. Recurring contractual revenue for the Company increased by approximately 160% in the nine months ended September 30, 1998 (from $914,621 to $2,378,661) over the comparable 1997 period. During the nine month period ended September 30, 1998, subscription contracts and service contracts were approximately 60% and 40% of recurring contractual revenue, respectively, as compared to 16% and 84%, respectively, during the nine-month period ended September 30, 1997. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements.

       Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company decreased by approximately 41% in the nine months ended September 30, 1998 over the comparable 1997 period (from $2,844,803 to $1,666,456). During the nine month period ended September 30, 1998, capital equipment sales and software revenue were approximately 45% and 55% of sales revenues, respectively as compared to 61% and 39%, respectively during the nine month period ended September 30, 1997.) The decrease in sales (capital equipment and software) corresponds to the increase in recurring revenue as previously mentioned.

       Revenue from export sales approximated $226,000 (less than 6% of revenue) during the nine-month period ended September 30, 1998 as compared to approximately $2,209,000 (78% of revenue) during the comparable period in 1997. Foreign operation revenues amounted to approximately $1,523,000 and $1,238,000 for the nine-month periods ended September 30, 1998 and 1997, respectively.

COST OF RECURRING CONTRACTS AND SALES AND GROSS PROFIT

       The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, amortization of capitalized product enhancement costs and depreciation of subscription based equipment. Gross profit as a percentage of total revenue was approximately 57% and 54% during the nine-month period ended September 30, 1998 and 1997, respectively. The Company obtains its materials and supplies from a variety of vendors in the U.S. and the Far East. Included in cost of sales is amortization expense for product enhancement costs of approximately $330,000 and $241,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $205,000 and $40,000 for the nine-month period ended September 30, 1998 and 1997, respectively.


SELLING, GENERAL AND ADMINISTRATIVE

       During the nine months ended September 30, 1998, selling general and administrative expenses increased approximately 21% (from $3,466,288 to $4,201,853) when compared to the nine months ended September 30, 1997. Such increases reflect the continued expansion of the development, technical and finance teams in the U.S. and the continued expansion of the development team in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new services. These services relate to offering subscription and transaction based order-routing, via the Company's NYFIX data-center, to multiple exchange-floors and between "Buy-side" and "Sell-side" institutions. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Included in selling, general & administrative expenses is rent expense for the Company's offsite data center and equipment in such data center of approximately $227,000 for the nine-month period ended September 30, 1998. The Company, during the past several years, has committed considerable resources to developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data-center, and its services, are designed to better leverage the existing products while providing additional sources of revenue. The Company has continued its marketing programs in 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions. Research and development (new explorative research) expenses for the nine months ended September 30, 1998 and 1997 were approximately $490,000 and $213,000, respectively, (an increase of approximately 130%) and are included in selling, general and administrative expenses.

DEPRECIATION

       Depreciation expense increased by approximately 130% in the three months ended September 30, 1998 over the comparable 1997 period (from $129,960 to $298,831). Such increases principally reflect the continued investment in the Company's infrastructure in its state of the art data center on Wall Street.

OTHER (EXPENSE) INCOME

       Interest expense increased in the nine-month period ended September 30, 1998 principally because of higher balances outstanding on the company's new line of credit.

       Other income consists principally of a settlement of a fully reserved liability, interest earned on cash balances and sublease income earned. Included in other income for the nine months ended September 30, 1998 is approximately $50,000 pertaining to the payment of a liability for which the Company had established a full reserve. Interest income in the nine months ended September 30, 1998 and 1997 approximated $62,000 and $104,800, respectively. Interest income decreased principally because of lower average cash balances maintained by the Company during the nine months ended September 30, 1998 versus the nine months ended September 30, 1997. The Company previously leased a portion of its corporate office facility under a nine-year sublease, which expired on April 30, 1997. Due to the continuing expansion of operations, (See "Selling, General and Administrative" above) the Company decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during the nine months ended September 30, 1997 approximated $13,000.

NET LOSS

Net loss for the nine months ended September 30, 1998 was $2,105,604 ($0.26 per share) as compared to a net loss of $1,484,412 ($0.19 per share) for the nine months ended September 30, 1997. The increase in net loss, principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth, and 2) increase in selling, general and administrative expenses. See "Revenues", "Cost of Recurring Contracts and Sales and Gross Profit" and "Selling, General and Administrative" above.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary source of liquidity has been equity capital and proceeds from lines of credit. Since the commencement of operations, the Company has raised approximately $9.8 million of working capital through various private placements of its securities. During March 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000. At September 30, 1998, cash balances decreased to $1,402,720 from $2,141,307 at December 31, 1997.

       The Company's current assets at September 30, 1998 exceeded its current liabilities by approximately $3.0 million. The Company at September 30, 1998 had long-term debt totaling $1.5 million, which represents draw downs on a line of credit that was obtained in July 1998. See discussion below. In addition, at September 30, 1998, the Company had no material commitments for capital expenditures or inventory purchases.

       On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime Rate and is personally secured by a Company shareholder and the Company's president. The rate used is at management's discretion. The Company drew down an aggregate of $1,500,000 under the agreement in the third quarter of 1998 ($1 million at the nine month

LIBOR rate plus 1.25% (7%) and $500,000 at the 30 day LIBOR rate plus 1.25% (6.78%)). The Agreement requires monthly payments of interest only until January 30, 2000, at which time monthly ratable principal and interest payments are made until the Agreement matures. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months. In consideration for securing the Agreement, the said shareholder and president will receive 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued.

       In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1 million line of credit agreement in June 1998) and repaid all outstanding term loans.

       The Company believes that with its available capital, including the proceeds from the line of credit facility, it will be able to fund its cash needs through the end of 1998. The Company intends to internally finance its continuing research and development activities. The Company's line of credit facility is primarily utilized to finance equipment purchases. The Company is considering numerous alternatives to finance its anticipated sales growth and growing infrastructure. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations do not generate cash to the extent currently anticipated by management of the Company and grows more rapidly than anticipated, it is possible that the Company could require additional funds beyond 1998. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

       In addition, at September 30, 1998, the Company has warrants outstanding for the purchase of 220,837 shares of its Common Stock. Assuming the exercise of all such outstanding warrants, the Company would receive approximately $800,000 in gross proceeds.

WORKING CAPITAL

       At September 30, 1998 and December 31, 1997, the Company had working capital of approximately $2,952,000 and $3,803,000, respectively. The Company's present capital resources include its available borrowing capacity under its bank credit facility. Through September 30, 1998, 264,000 stock options and warrants to purchase common stock were exercised with the Company receiving proceeds of approximately $890,000.

CASH USED IN OPERATING ACTIVITIES

       During the nine-months ended September 30, 1998, net cash used in operations was approximately $1,082,000 as compared to cash used in operations for the nine-month ended September 30, 1997 of approximately $769,000. The decline is primarily attributable to the continued investment in the Company's infrastructure as previously discussed.

CASH USED IN INVESTING ACTIVITIES

       During the nine months ended September 30, 1998 and 1997, net cash used in investing activities was approximately $1,954,000 and $795,000, respectively, and principally represents payments for the purchases of equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES

       During the nine months ended September 30, 1998 and 1997, proceeds from financing activities were approximately $2,297,000 and $3,030,000, respectively. The decrease is primarily attributable to there being no equity offering during the nine months ended September 30, 1998 as there was in the nine months ended September 30, 1997.

YEAR 2000 COMPLIANCE

       The Company expects to implement the systems and programming changes necessary to address Year 2000 issues and does not believe the cost of such actions will have a material effect on the Company's results of operations or financial condition. However, there is no guarantee that the Company, its suppliers or other third parties will be able to make all of the modifications necessary to address Year 2000 issues on a timely basis. This could have a material adverse effect on the Company's business, financial condition and results of operations. The Company views all of its applications as mission critical. The Company recently converted its previous capital sales model to a subscription sales model. The newly implemented data center is substantially compliant, with all date fields expanded to four digits. The Company is in process of setting up a redundant environment and will test substantially all of its business transactions. The testing of these applications is expected to be completed during 1999.

       The Company anticipates the possibility that not all of its vendors and other third parties will have taken the necessary steps to adequately address their respective Year 2000 issues on a timely basis. In order to minimize the impact on the Company, a project team will be formed to monitor the activities of third parties. The Company intends to continue monitoring the progress of others in order to determine whether adequate services will be provided to run the Company's operations in the Year 2000.


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

       In September 1997, the Financial Accounting Standards board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. While the Company is studying the application of the disclosure provisions, it does not expect this statement to materially affect its financial position or results of operations. This Statement is effective for the year ended December 31, 1998.


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

                                               Trinitech Systems, Inc.
                                                     (Registrant)



                                               By: /s/ Peter Kilbinger Hansen
                                                   -----------------------------
                                                   Peter Kilbinger Hansen
                                                   Chairman of the Board
                                                     and President
                                                   (Chief Executive Officer)




                                               By: /s/ Kevin C. Cassidy
                                                   -----------------------------
                                                   Kevin C. Cassidy
                                                   Chief Financial Officer and
                                                   Secretary
                                                   (Principal Financial and
                                                   Accounting Officer)