Form 10KSB
period 1998-12-31
TRINITECH SYSTEMS INC
filed 1999-04-01
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark one)
/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1998

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Issuer's revenues for the fiscal year ended December 31, 1998 were $6,235,393.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $66 million, as of March 22, 1999. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of March 22, 1999 there were 9,415,030 shares of the Registrant's Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

            DOCUMENTS                                     FORM 10-KSB REFERENCE
            ---------                                     ---------------------

      Proxy Statement for the 1999 Annual Meeting
        of  Stockholders                                  Part III, Items 9 - 12

                                     PART I

ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS

TRINITECH SYSTEMS, INC. (the Company or Trinitech) develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, futures & options, and currencies. The Company's NYFIX Network, a combined FIX (Financial Information Exchange protocol) and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. Trinitech is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago, and London. The Company was incorporated in New York in 1991 and is listed on the American Stock Exchange under the ticker symbol TSI.

The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems and connectivity services to the global financial services industry. The Company offers its customers the ability to enter and route orders and executions electronically from "end-to-end," from the buy-side/retail institution or remote branch office through to the exchange floors and electronic exchanges. The Company's technology is being used by such major firms as Lehman Brothers, Schroders & Co., Deutsche Bank AG, UBS AG and Merrill Lynch, among others.

The Company's systems provide electronic order entry, order routing, tracking and risk monitoring capabilities, replacing existing paper and telephone based trading and eliminating a number of redundant steps in the order flow and execution reporting process. As the financial industry continues to move from a paper and voice driven tracking environment to real-time electronic-based trading, management believes Trinitech is well positioned to take advantage of this growing trend. Wall Street firms are recognizing the ability of electronic trading systems to enhance order and information flow and improve trading performance by eliminating trading errors and providing on-line risk management, in addition to the cost efficiencies associated with electronic trading. Numerous trading scandals have provided further impetus for the implementation of electronic trading systems with risk monitoring and audit tracking capabilities by financial risk managers.

In September 1997, the Company launched its NYFIX Network, a FIX (Financial Information Exchange protocol) and Exchange Access Network designed to provide the financial community with a central electronic meeting place for routing real-time orders and other FIX messages. NYFIX provides the Company's equities customers access to its subscription-based quote, order and execution routing systems as well as providing connectivity between the buy-side, sell-side and exchange floor environments through the industry standard protocol, FIX. NYFIX offers financial firms the ability to utilize the Company's systems without having to invest in a communications infrastructure. Furthermore, the Company's NYFIX Data Center offers the potential for an "any to any" relationship for routing orders and executions between and among firms, various exchanges and alternative sources of liquidity including Electronic Communications Networks
(ECNs). The Company has made considerable progress implementing its subscription-based NYFIX business model throughout 1998 and management believes the Company is well positioned for further growth in 1999. Trinitech continues to provide the financial industry with complete systems, including the raw terminals (hardware manufactured by Trinitech), the software, and the infrastructure (through its NYFIX Data Centers) to tie the trading industry together for the electronic entry and routing of orders and executions.

All of the Company's products are available in flexible building blocks that can be sold as complete systems or separately to complement existing customer components. This has given the Company the ability to collect revenue from each "link" of the trading process. The Company also continues to expand and enhance its product portfolio with new and complementary software modules and connectivity services that allow the Company to collect revenue from multiple levels. The Company offers its trading systems on a subscription basis, with hardware, software and maintenance provided for a monthly fee. For the Company's customers, this pricing model offers minimal up-front investment in technology as well as an alternative to costly in-house development. For the Company, it offers a simplification of the sales cycle as well as significant recurring revenue. From time to time, the Company does offer certain products (such as a custom enhancement) for a one-time fee. The Company as a whole is moving away from its previous capital sales model and is now offering its systems, including the entire NYFIX product line, on a subscription basis.

                                    PRODUCTS

PORTFOLIO OF COMPLETE ELECTRONIC TRADING SYSTEMS
Trinitech supplies complete, standardized trading solutions that consist of hardware, proprietary software packages and network technology for the trading of equities and futures & options. In addition, the Company supports its customers in all aspects of planning and implementing these systems as well as providing on-going technical support.

During 1998, the Company consolidated its Hardware Technology Group into its two principal business groups: The Equities Group and Future & Options Group. Hardware staff and resources were reallocated and now provide the terminals for usage in conjunction with the Company's software and connectivity services offered through its principal business groups. Each group has built its business and technical management staff with expert knowledge so that their individual product segments are efficiently targeted to their respective customers. The Equities Group operates primarily out of Stamford/New York offices and the Future and Options Group operate primarily out of the London and Chicago offices. However, each location has the opportunity to sell all of the Company's products.

EQUITIES GROUP-PRODUCTS
The Company sells five complete systems for equities trading: the Trinitech FLOORLOOK SYSTEM, the Trinitech FLOORREPORT SYSTEM, the Trinitech FIXTRADER SYSTEM, FIRST (FIX INDICATION ROUTING SYSTEM TERMINAL) and FIXTALK.

The Trinitech FLOORLOOK SYSTEM consists of the Trinitech Touchpad(R), a scanner, server and proprietary software product. The Trinitech TouchPad(R), and Trinitech's original product, the Guided-Input(R) that was designed to simplify and expedite the entry of orders and information related to the trading of financial instruments. The Trinitech Touchpad(R), with its patented flat panel design, was developed to optimize critical trader/broker desktop real estate. Its proprietary open architecture offers seamless integration with all major industry operating systems, thereby allowing customers to freely choose between MS-DOS, MS-Windows, Windows NT, OS/2, and UNIX applications. FLOORLOOK solves the challenge faced by member firms in getting fast quotes on stocks directly from the exchange floor to their upstairs trading operations. The Trinitech FLOORLOOK SYSTEM works by scanning handwritten quote slips called "LOOKS" into a scanner by a floor clerk located at the member's booth. These scanned LOOKS are instantly transmitted to upstairs traders at their workstations in multiple sites and remote offices. Implementation of the system results in the elimination of repetitive and error prone telephone traffic between clerks and traders resulting in better execution of large trades.

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

The Trinitech FIXTRADER SYSTEM is a complete order management system for traders, which allows the entry and routing of orders and executions between the buy-side institution and the sales and block desks. Connectivity with the exchange floor can be achieved by utilizing FIXTRADER in conjunction with the FLOORREPORT system. Orders by traders are quickly and efficiently captured utilizing the Trinitech Touchpad(R) (or a mouse and keyboard configuration) and can be routed to the appropriate venue in seconds, with executions routed back in the same efficient manner. With the financial industry adoption of FIX as the standard protocol for communicating electronically, FIXTRADER offers an easy way for firms to gain FIX compliance. With the added benefit of FIX compliance, FIXTRADER allows firms to capture and secure buy-side order flow, thereby increasing buy-side business for firms utilizing the system.

FIRST (FIX INDICATION ROUTING SYSTEM TERMINAL) is a user-friendly FIX message routing application. FIRST, Trinitech's Indications of Interest Module, is based on the FIX protocol and Trinitech's industry proven FIXTalk Subscription Routing Engine. FIRST allows sell-side firms to broadcast positions and inventory to be traded to the buy-side through the FIX protocol and allows buy-side institutions to receive and efficiently manage indications of interest or any FIX message type.

The Trinitech FIXTALK System ("FIX" - Financial Information Exchange protocol), offers firms the ability to establish and maintain FIX sessions, send FIX messages and route incoming messages to different applications (utilizing any operating platform) residing on trader or broker workstations over the internet or private lines. The FIX protocol offers the ability to connect the buy-side and sell-side of an equities transaction for electronic order/execution routing and trade information sharing and is recognized as being the standard in the industry. Trinitech's FIXTALK System, co-developed with Morgan Stanley and based on the current version of the FIX protocol, consists of a C++ object oriented class library, the Trinitech FIXTALK CLIENT TOOLKIT, which allows easy development of applications in order to utilize the FIX protocol.

During 1998, the Company added a number of enhancements, as well as increased functionality, to its existing product lines. Auxiliary services, such as increased connectivity options and linkages were also added. Product development is mainly focused on adding additional features to the Company's existing product line, taking customer requests into consideration.

PRODUCT PRICING-EQUITIES GROUP
All of Trinitech's products for equities trading are available on a subscription basis, with hardware, software and maintenance provided for a monthly subscription fee. Subscription agreements usually run from one to three years, with automatic multiple year renewal provisions included. Pricing for the FLOORLOOK and FLOORREPORT SYSTEMS is based on a monthly fee per booth on an exchange floor, with an additional monthly upstairs fee per trader workstation using the Systems. Both FIXTRADER and FIRST are sold on a monthly fee basis per trader workstation. The Company's FIX engine technology, FIX-TALK, is now sold on a subscription basis. Previously, this product was sold for a one-time fee.

PRODUCT PENETRATION-EQUITIES GROUP
NYFIX-FIX AND EXCHANGE ACCESS NETWORK- building upon the NYSE Data Center it established in late 1996, the Company launched NYFIX, a combined FIX and
Exchange Access Network, in September 1997. The Network and data center, strategically located several blocks from the New York Stock Exchange, offers easy monthly subscription-based access to all of the Company's quote, order and execution routing systems. NYFIX also allows smaller "two-dollar" and independent brokers access to the Company's systems. Firms no longer need a communications infrastructure to utilize the Company's systems, as they can simply subscribe to the service. During 1998, the Company has continued to invest in the NYFIX data center infrastructure to accommodate customer needs and growth of the service.

The Company plans to launch an additional data center during 1999, EuroFix, which will be located in London. Building on the success of its original NYSE data center, the Company intends to provide its customers with global connectivity for routing of orders, executions, and other FIX messages. EuroFix will provide the capability to route orders and executions globally through one centralized "hub." EuroFix was originally slated for launch in 1998; however, the Company decided to postpone the EuroFix Center until customer demand for a European data center would justify the investments required.

Developing trading systems with the cooperation of a number of the leading firms, the Company has successfully moved from primarily a hardware vendor to a provider of complete electronic trading systems. Leading customers include Lehman Brothers, Schroders & Co., Deutsche Bank AG, UBS AG, and Merrill Lynch, among others.

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

PRODUCT PENETRATION-FUTURES AND OPTIONS GROUP
OBMS has been utilized by a number of leading firms in the futures & options industry, including CS First Boston, Dresdner Kleinwort Benson, and Merrill Lynch, among others.

                                    MARKETING

ELECTRONIC TRADING SYSTEMS
The Company believes that the financial trading industry represents an ideal example of a uniform niche market. The characteristics of this market, particularly its low level of automation at the trade-entry or deal-making level, provide an excellent opportunity for the marketing of cost-effective and innovative technical solutions. The Company believes that this market is clearly defined, readily accessible, and accustomed to technological adjustment. As a single, coherent community, the trading industry allows the Company to market standardized products in a uniform manner in each of its market segments for equities and futures & options trading on a global basis. Management believes the Company's offering of products on a subscription or transaction basis through a data center solution will significantly aid in the roll-out of its products on an industry-wide basis, opening up new market segments for the Company's products. In 1998, the market's reception to the Company's product offering increased, with the Company signing the largest number of agreements in a year since inception.

The Company continued its aggressive marketing efforts in 1998 and increased its global presence by exhibiting its products at numerous domestic and international technology and financial industry conferences. In addition, the Company continued its advertising campaign for its NYFIX network encompassing the major trade publications. The Company also generated significant press coverage with respect to its FIX trading solutions and industry wide FIX and exchange connectivity network, NYFIX. The Company intends to continue its marketing initiatives in 1999.

                                   COMPETITION

ELECTRONIC TRADING SYSTEMS
Competition exists in the Company's primary market. The Company believes that it competes favorably with its trading systems, gaining additional leverage through optimized integration of Trinitech's advanced systems and its large number of connectivity options. To further enhance the marketability of its systems, the Company is implementing its solutions on the most popular and well-established client server architectures.

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

                               PRODUCT PRODUCTION

The Company designs, develops and produces its proprietary software and hardware products at its facility in Stamford, Connecticut. The Company is not dependent upon any one supplier, vendor or subcontractor for any of its manufacturing components.

EFFECTS OF PROPOSED AMENDMENTS TO RULE 123
Trinitech Systems is aware of amendments on file with the SEC to change certain regulations governing the recording and transmission of orders to and on the NYSE floor. The first phase of such regulations, if implemented, calls for all orders received on the NYSE floor to be input into an electronic order management system for better monitoring and tracking of trades. The second phase calls for all orders to the exchange to be sent electronically. The Company believes this regulation would positively impact Trinitech's business. The Company already produces systems capable of meeting and exceeding regulatory requirements with many additional features designed to reduce errors and maximize customer efficiency. Management believes that a "regulatory push" would provide Trinitech an even greater opportunity to capture market share both on the exchange floor and on the upstairs trading desks. Such regulations are currently under consideration and have not yet been passed.

                                    EMPLOYEES

As of March 22, 1999 the Company had 57 full-time employees.


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

ITEM 2. PROPERTIES

The Company maintains its executive offices and production facilities in leased premises at 333 Ludlow Street, Stamford, CT 06902 and its European Sales Office in London, England. The Company's US headquarters consists of approximately 8,600 square feet at a current annual rental of approximately $180,000, expiring on April 30, 2002. The Company's London premises consist of approximately 1,500 square feet at a current annual rental of $15,000, excluding local taxes. The London office is currently negotiating a lease of approximately 3,200 square feet at an annual rental of approximately $82,000 net of a sublease of $64,000, excluding local taxes. The Company also rents office space at 100 Wall Street, New York, NY 10005 and at 20 North Wacker Drive, Chicago, IL 60606 for an annual rental of approximately $145,000 and $18,000, respectively and approximately 4,800 square feet and 1,000 square feet, respectively.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company or to which it is a party.

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

PRICES OF COMMON STOCK

                                   High                                Low
                                   ----                                ---

1998 Fiscal Year

First Quarter                      $8.63                               $6.00
Second Quarter                     $7.75                               $5.75
Third Quarter                      $8.00                               $5.50
Fourth Quarter                     $9.50                               $5.75


1997 Fiscal Year                   High                                Low
----------------                   ----                                ---

First Quarter                      $7.00                               $5.13
Second Quarter                     $6.38                               $5.56
Third Quarter                      $9.94                               $8.75
Fourth Quarter                     $9.00                               $7.75

(B) HOLDERS
At March 22, 1999, the records of the Company's transfer agent indicated that there were 432 holders of record of the Company's Common Stock.

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

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company has completed its first full year of transforming its business from that of traditional capital equipment sales to that of licensing-based and subscription-based revenue for its software and systems. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data center. The data center is a communication infrastructure enabling the Company to provide its customers with global electronic connectivity for order routing and allows Trinitech to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure, via the Company's NYFIX data center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts are generally for an initial period of one year with one to three year renewal periods. The Company begins recording subscription revenue once installation is complete. In 1997, subscription-based revenue had the short-term negative impact of reduced revenues; however, management believes that the change will have a long-term positive impact on the future revenue growth of the Company. Management is of the opinion that this change has already resulted in new orders and increased market share that it otherwise would not have had, leading to longer-term and more predictable revenues per customer. In addition to significant logistical improvements in delivery and support of its products, the Company expanded its business to offer the industry a central electronic meeting place between the buy-side and sell-side, while simultaneously providing a single point of universal access to different exchange floor environments.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. In the previous model, the Company would only receive revenue one time for products or services sold. It is important to note that this transition is causing revenue to be recognized over a longer period of time than the previous capital sales model. Management believes the new business model will strengthen the Company's market share and its financial position going forward.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES
The increase in revenues for the year ended December 31, 1998 over the comparable 1997 period was principally due to the Company's changing its strategy to electronic order routing which it began executing in late 1997. In addition to the conversion from capital sales to subscription sales, a number of new products and order routing services under the NYFIX umbrella are contributing to the Company's continued increase in new orders and corresponding recurring revenues.

Consistent with the Company's objectives, recurring revenue has generally been increasing on a quarter-to-quarter and year-to-year basis. Recurring contractual revenue is accounting for a greater share of the Company's total revenue. Recurring contractual revenue is comprised of subscription revenue and service contracts. Recurring contractual revenue for the Company increased by approximately 172% for the year ended December 31, 1998 (from $1,317,976 to $3,582,293) over the comparable 1997 period. During the year ended December 31, 1998, subscription revenues and service contracts were approximately 64% and 36% of recurring contractual revenue, respectively, as compared to 21% and 79%, respectively, during the comparable 1997 period. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements.

Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company decreased by approximately 28% for the year ended December 31, 1998 over the comparable 1997 period (from $3,688,041 to $2,653,100). During the year ended December 31, 1998, capital equipment sales and software revenue were approximately 39% and 61% of sales revenues, respectively, as compared to 66% and 34%, respectively, during the year ended December 31, 1997. The decrease in sales revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales. Revenue from export sales approximated $234,000
(approximately 4% of revenue) during the year ended December 31, 1998 as compared to approximately $1,283,000 (approximately 26% of revenue) during the comparable period in 1997. During fiscal 1998, sales to two customers accounted for approximately 26% of total revenue.

Total revenue for the Stamford/New York location increased by approximately 19% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase was principally due to higher levels of subscription and service revenue partially offset by a decrease in sales revenue resulting from the Company's efforts to market its products on a subscription basis. Total revenue for the London location increased by approximately 55% for the year ended December 31, 1998 over the comparable 1997 period. This increase was also due to higher levels of subscription and service revenue together with an increase in software sales, partially offset by a decrease in hardware sales. Total revenue for the Chicago location decreased by approximately 81% for the year ended December 31, 1998 as compared to the year ended December 31, 1997 (from $166,994 to $31,480). The decrease was directly attributable to the change in the Company's business model from capital sales to an emphasis on subscription based revenue.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription based equipment. Gross profit, as a percentage of total revenue was approximately 59% and 46% during 1998 and 1997, respectively. The increase in gross profit percentage experienced by the Company during fiscal 1998 principally resulted from an increase in the amount of higher margin software installations and subscription agreements. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During 1998, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $479,000 and $373,000 for 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based
equipment   of   approximately

$291,000 and $111,000 for 1998 and 1997, respectively.

SELLING, GENERAL AND ADMINISTRATIVE
During fiscal 1998, selling, general and administrative expenses increased 14% (from $4,830,361 to $5,506,491) when compared to fiscal year 1997. These increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction based order-routing, via the Company's data center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. During the past two years the Company added personnel principally to its technical, programming, service, support and accounting staff. During 1998, the Company added 7 new employees. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. The Company will continue to expand these programs during 1999. Research and development (new explorative research) expenses for the year ended December 31, 1998 and 1997 were approximately $537,300 and $321,600, respectively, (an increase of 67%) and are included in selling, general and administrative expenses.

DEPRECIATION
Depreciation expense increased by approximately 145% for the year ended December 31, 1998 over the comparable 1997 period (from $186,324 to $456,615). Such increases principally reflect the continued investment in the Company's infrastructure in its state of the art NYFIX data center on Wall Street.

OTHER (EXPENSE) INCOME
Financing and interest expense increased in fiscal 1998 principally because of higher balances outstanding on the Company's new line of credit and the cost of warrants issued to a non-employee for the guarantee of the amounts outstanding under the credit facility.

Other income includes interest income and other miscellaneous non-operating items. Interest income in 1998 and 1997 approximated $92,000 and $133,000, respectively. The 31% decrease in interest income was principally because of lower average cash balances maintained by the Company during the year ended December 31, 1998 versus the comparable period in 1997. The Company previously leased a portion of its corporate office facility under a three-year sublease, which expired on April 30, 1997. Due to the continuing expansion of operations, (see "Selling, General and Administrative" above) the Company has decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during 1997 approximated $13,000.

NET LOSS
Net loss for fiscal 1998 was $2,233,809 ($0.25 per share) compared to a net loss of $2,594,040 ($0.32 per share) for fiscal 1997. The decrease in net loss principally resulted from the increase in subscription type revenue and the increase in software capital sales. See "Revenues", "Cost of Sales and Service and Gross Profit" and "Selling, General and Administrative" above.

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

At December 31, 1998, the Company had net operating loss carryforwards of approximately $5,270,000, which expire between 2008 and 2013. These carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's equity offerings. A valuation allowance of approximately $2,400,400 has been established at December 31, 1998 to offset any benefit from the net operating loss carryforwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES
The decrease in revenues for the year ended December 31, 1997 over the comparable 1996 period was principally due to the Company's strategy of transforming its operations from capital equipment sales to subscription based sales, specifically for the Company's FIXTalk software system. Sales revenues for the Company decreased by 41% in fiscal 1997 (from $6,295,468 to $3,688,041). During the year ended December 31, 1997, capital equipment sales, software and subscription revenue were approximately 62%, 31% and 7% of sales revenues, respectively as compared to 85%, 15% and 0%, respectively during the year ended December 31, 1996. Approximately 31% of the Company's sales revenues for the year ended December 31, 1997 were derived from software licenses as compared to approximately 15% during the comparable period in 1996. The export market continued to be an important source of revenue. Revenue from export sales approximated $1,283,000 (26% of sales) during the year ended December 31, 1997 as compared to approximately $4,669,000 (67% of sales) during the comparable period in 1996. Foreign operation revenues amounted to approximately $1,293,000 and $1,164,000 for the years ended December 31, 1997 and 1996, respectively. In addition, revenues from service contracts increased by 45% in the year ended December 31, 1997 over the comparable 1996 period. The increase in service revenue resulted from increased sales of hardware and software products during the past year. During fiscal 1997, sales to one customer accounted for approximately 17% of total revenue. During fiscal 1996, sales to two customers accounted for approximately 72% of total revenue.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of sales and service is principally comprised of labor, materials, overhead and amortization of capitalized product enhancement costs. Gross profit, as a percentage of total revenue was approximately 46% and 41% during 1997 and 1996, respectively. The increase in gross profit percentage experienced by the Company during fiscal 1997 principally resulted from an increase in the amount of higher margin software installations, which was partially offset by lower margins associated with the Company's touch vending terminal products sold during the first quarter of 1997. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During 1997, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $373,000 and $316,000 for 1997 and 1996, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $111,000 for 1997.

SELLING, GENERAL AND ADMINISTRATIVE
During fiscal 1997, selling, general and administrative expenses increased 50% (from $3,219,000 to $4,830,361) when compared to fiscal year 1996. Such increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction based order-routing, via the Company's data center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses, recruiting fees and various office expenses. During the past two years the Company added personnel principally to its technical programming, service, support and sales staff. During 1997, the Company added 18 new employees. The Company's recruitment effort, which began during 1993, continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1997 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. The Company will continue to expand these programs during 1998. Research and development (new explorative research) expenses for the year ended December 31, 1997 and 1996 were approximately $321,600 and $241,900, respectively, (an increase of 33%) and are included in selling, general and administrative expenses.

DEPRECIATION
Depreciation expense increased by approximately 39% for the year ended December 31, 1998 over the comparable 1997 period (from $133,780 to $186,324). Such increases principally reflect the continued investment in the Company's infrastructure in its state of the art data center on Wall Street.

OTHER (EXPENSE) INCOME
Interest expense increased in fiscal 1997 principally because of higher balances outstanding on the Company's new line of credit.

Interest income in 1997 and 1996 approximated $133,000 and $34,600, respectively. The 99% increase in other income principally results from interest earned on higher cash balances maintained by the Company during 1997. The Company previously leased a portion of its corporate office facility under a three-year sublease, which expired on April 30, 1997. Due to the continuing expansion of operations, (see "Selling, General and Administrative" above) the Company has decided not to renew the sublease and incorporated such space into its existing corporate facility. Sublease rental income earned during 1997 and 1996 approximated $13,000 and $36,000 respectively.

NET LOSS
Net loss for fiscal 1997 was $2,594,040 ($0.32 per share) compared to a net loss of $445,285 ($0.06 per share) for fiscal 1996. The increase in net loss principally resulted from 1) decrease in "capital sales" type revenue resulting from the Company moving to a subscription-based revenue model which presently is in its early stage of growth, and 2) increase in selling, general and administrative expenses. See "Revenues", "Cost of Sales and Service and Gross Profit" and "Selling, General and Administrative" above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been equity capital and drawdowns from its line of credit. Since the commencement of operations, the Company has raised approximately $13.3 million of working capital through various private placements of its securities. During November 1998, the Company completed a private placement of 600,000 shares of Common Stock at a price of $6.00 per share, for an aggregate value of $3,600,000. Cash expenses related to this offering amounted to approximately $150,000 resulting in net proceeds to the Company of approximately $3,450,000. During March 1997, the Company completed a private placement of 800,000 shares of Common Stock at a price of $4.50 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000. At December 31, 1998, cash balances increased to $3,948,004 from $2,141,307 at December 31, 1997.

The Company's current assets at December 31, 1998 exceeded its current liabilities by approximately $6.0 million. The Company at December 31, 1998 had long-term debt totaling approximately $1,800,000, which represents amounts drawn down from its line of credit. See discussion below. In addition, at December 31, 1998, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The
Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime rate. The rate used is management's discretion. The Company drew down an aggregate of $1,800,000 under the agreement during 1998 ($1 million at the nine month LIBOR rate plus 1.25% (7%) $500,000 at the 30 day LIBOR rate plus 1.25% (6.78%) and $300,000 at the Bank's Prime rate (8%)). The Agreement requires monthly payments of interest only until January 30, 2000. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months.
Repayment of principal commences on July 30, 2000 with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. The debt is personally secured by a Company shareholder and the Company's president. In consideration for securing the Agreement, the said shareholder and president received 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued. Expense related to the warrants issued to the non-employee shareholder will be recognized over the three-year term of the Agreement.

In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1 million line of credit agreement in June 1998) and repaid all outstanding term loans.

The Company believes that with its available capital, including the proceeds from the November 1998 private placement, the line of credit facility and anticipated funds generated from operations it will be able to fund its cash needs through the end of 1999 without the need for additional capital or financing. The Company intends to utilize its projected positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations grow more rapidly than anticipated and do not generate cash to the extent currently anticipated by management of the Company, it is possible that the Company could require additional funds beyond 1999. At this time, the Company does not know what sources, if any would be available to it for such funds, if required.

In addition, the Company has warrants outstanding for the purchase of 325,837 shares of its Common Stock. Assuming the exercise of all such outstanding Warrants, the Company would receive approximately $1,765,000 in gross proceeds.

WORKING CAPITAL
At December 31, 1998 and 1997 the Company had working capital of approximately $5,970,000 and $3,803,000, respectively. The Company's present capital resources include proceeds from its November 1998 private placement of Common Stock and drawdowns from its bank credit facility.

CASH USED IN OPERATING ACTIVITIES
During fiscal 1998, net cash used in operations was approximately $1,159,000 as compared to cash used in operations in fiscal 1997 of approximately $502,000. The increase from fiscal 1997 to fiscal 1998 is primarily attributable to an increase in accounts receivable that more than offset other working capital changes and an increase in noncash charges.

CASH USED IN INVESTING ACTIVITIES
During fiscal 1998 and fiscal 1997, net cash used in investing activities was approximately $3,152,000 and $1,799,000, respectively, and principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES
During fiscal 1998 and fiscal 1997, proceeds from financing activities were approximately $6,117,000 and $3,243,000, respectively. Such increase in fiscal 1998 primarily resulted from the issuance of Common Stock through exercise of warrants and stock options totaling approximately $984,000, proceeds from the November 1998 private placement $3,450,000 and net borrowings under our credit line of approximately $1,706,000.

YEAR 2000 COMPLIANCE

OVERVIEW. The Company is aware of industry wide issues related to Year 2000 that are associated with the programming code in computer systems. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause a system to fail. The Company has developed a Year 2000 plan for our customers as well as for our internal needs, consisting of several phases which include risk assessment, manual and automated review of programming code, baseline testing, unit testing, integrated testing and a review of third party products.

CUSTOMERS. The Company is participating in industry wide Year 2000 testing that is running from March 6, 1999 through April 11, 1999. The objective of these tests is to ensure our customer base is in full Year 2000 compliance before the end of the year. To date, the Company has already issued Year 2000 enhancements to our customers. The Company does not envision that these industry wide tests will reveal any significant software errors. However, should there be unforeseen problems, the Company has established a Year 2000 Quality Assurance Team that will stay in place well into the year 2000. This team will have ample time to correct any problems identified in industry wide tests to ensure they are corrected by the end of June 1999.

The Company estimates that the most likely worst case scenario would be a failure of exchange and utility systems caused by an unforeseen Year 2000 complication. Such a condition could affect our ability and the ability of brokerage houses and other service providers to submit order executions electronically.

Trinitech Systems can not assure that third-party utilities and service providers will be in a position to address an unforeseen concern in a timely basis. Failure of a third party to correct an issue could result in significant loss of revenue, cause business disruption, a loss of customers, and could materially affect our financial condition.

Were this contingency to arise, our application programs would automatically alert our customers that the exchange or utility has not successfully acknowledged their orders. All of the exchanges and utilities have a documented process for reporting technical concerns and events. The Company is well versed in following the procedures established for reporting technical trouble. The Company would inform our customers to call in their orders via phone directly to the exchange.

However, at the time of this report and after extensive testing with exchanges and utilities, the Company has not identified any Year 2000 compliance problem relating to our systems that would harm our business operations or financial condition.

It is possible that a significant amount of litigation will arise out of Year 2000 compliance issues. The Company has established a workable plan and Quality Assurance team to help minimize these risks. Because of the unprecedented nature of such litigation, it is uncertain whether such issues may affect the Company. Therefore, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in the Company's internal systems or in third party systems that the Company employs.

INTERNAL NEEDS. The Company has been identifying and evaluating internal software and hardware systems for Year 2000 compliance. The Company's internal plan allows vendors of such systems to be contacted to document compliance and at the time of this filing, is performing appropriate testing of systems identified by our Year 2000 Quality Assurance Team.

The Company is also evaluating Year 2000 compliance of third parties that provide services to the Company, such as banking and payroll processing. Non-information technology systems will also be subjected to evaluation including building support systems provided by the lessors of our offices and our telecommunications systems.

The costs incurred to date have principally been the payroll related costs associated with the time spent by our personnel in identifying, evaluating and testing systems and products. To date, the Company has not identified any systems that would require significant expenditures to become Year 2000 compliant nor is the Company aware of any significant costs that would be incurred as a result of ensuring the internal needs are Year 2000 compliant

SEASONALITY
The Company believes that its operations are not significantly effected by seasonality.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. We do not expect the Statement to have a material impact on our consolidated financial statements. The statement is effective for fiscal years beginning after June 15, 1999.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk principally with changes in interest rates. Interest rate exposure is principally limited to the $1.8 million of long-term debt outstanding at December 31, 1998, under the Company's line of credit agreement. Borrowings under the line of credit agreement bear interest at rates that float with the market. Assuming a change of 100 basis points in the interest rates on the line of credit agreement, interest expense and cash flows would be affected by approximately $18,000 on an annual basis. The Company does not use derivative financial instruments for any purpose.


ITEM 7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
See index to Financial Statements on Page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Section entitled "Proposal No. 1. -Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the May 28, 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 1999.


ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the May 28, 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 1999.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Sections entitled "Principal Holders of Voting Securities" and "Security Ownership of Officers and Directors" of the Company's Proxy Statement for the May 28, 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the May 28, 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 1998.

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

                        4.2 Specimen - Common Stock Certificate (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
                        10.1 Employment Agreement with Peter Kilbinger Hansen dated January 1, 1991 (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).
                        10.2  Revolving Credit  Agreement,  dated July 13, 1998,
                              between Chase Manhattan Bank and Trinitech Systems, Inc. Exhibit 10.4 to the Company form 8K dated July 13, 1998.
                        10.3 Amended and Restated 1991 Incentive Stock Option Plan of Trinitech Systems, Inc.
                        21.1 Subsidiaries of the Registrant (Exhibit 21.1 to Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
                        24.1  Consent of Independent Public Accountants.**
                        27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information purposes only and not filed.

-------------------------
 * - Except as noted, all exhibits have been previously filed.
** - Filed herewith.

(B) REPORTS ON FORM 8-K

         On August 7, 1998 the Company filed a current report on Form 8-K relative to obtaining a $3 million line of credit facility, terminating its $500,000 previous line of credit agreement and repaying its three term loans.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 31st day of March, 1999 on its behalf by the undersigned, thereunto duly authorized.

                                               TRINITECH SYSTEMS, INC.



                                               By:/s/ Peter Kilbinger Hansen
                                                  -----------------------------
                                                  Peter Kilbinger Hansen
                                                  Chairman of the Board
                                                      and President
                                                  (Chief Executive Officer)


                                               By:/s/  Richard A. Castillo
                                                  ------------------------------
                                                     Richard A. Castillo
                                                     Chief Financial Officer


                                POWER OF ATTORNEY

Trinitech Systems, Inc. and each of the undersigned do hereby appoint Peter Kilbinger Hansen and Richard A. Castillo, and each of them severally, its or his true and lawful attorney to execute on behalf of Trinitech Systems, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Kilbinger Hansen       Chairman of the Board            March 31, 1999
--------------------------       (Principal Executive Officer)
Peter Kilbinger Hansen

/s/ Richard A. Castillo          Chief Financial Officer          March 31, 1999
--------------------------       (Principal Accounting Officer)
 Richard A. Castillo

/s/ John H. Chapman              Director                         March 31, 1999
--------------------------
Dr. John H. Chapman

/s/ Craig M. Shumate             Director                         March 31, 1999
--------------------------
Craig M. Shumate

/s/ Carl E. Warden               Director                         March 31, 1999
--------------------------
Carl E. Warden

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants....................................F-2

Financial Statements:

   Consolidated Balance Sheets at December 31, 1998 and 1997................F-3

   Consolidated Statements of Operations for the Years Ended
        December 31, 1998 and 1997..........................................F-4

   Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1998 and 1997..........................................F-5

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1998 and 1997..........................................F-6

Notes to Consolidated Financial Statements..................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of Trinitech Systems, Inc.:

We have audited the accompanying balance sheets of Trinitech Systems, Inc. (a New York corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trinitech Systems, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  /s/ Arthur Andersen LLP


Stamford, Connecticut,
March 23, 1999

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

ASSETS                                                                                               1998                    1997
                                                                                                 ------------          ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                                    $  3,948,004          $  2,141,307
    Accounts receivable - less allowance of $92,986 and $144,000                                    3,417,418             1,859,301
    Inventories, net                                                                                1,279,302             1,208,373
    Prepaid expenses and other current assets                                                         283,912               102,500
    Receivable from officers                                                                          120,583                91,597
                                                                                                 ------------          ------------
                      Total Current Assets                                                          9,049,219             5,403,078

EQUIPMENT, net                                                                                      2,854,131             1,361,707
OTHER ASSETS                                                                                        1,094,169               782,478
                                                                                                 ------------          ------------
                      TOTAL ASSETS                                                               $ 12,997,519          $  7,547,263
                                                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                             $    873,817          $    927,672
    Accrued expenses                                                                                  635,943               389,174
    Current portion of debt                                                                              --                  47,709
    Advance billings                                                                                1,489,057               171,414
    Payroll and other taxes payable                                                                    79,953                63,706
                                                                                                 ------------          ------------
                      Total Current Liabilities                                                     3,078,770             1,599,675
LONG TERM DEBT                                                                                      1,800,000                45,855
                                                                                                 ------------          ------------
                      Total Liabilities                                                             4,878,770             1,645,530
                                                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    10% Convertible preferred stock - par value $1.00; 1,000,000 shares authorized; zero issued and outstanding
                                                                                                       --                     --
    Common stock - par value $.001; 15,000,000 authorized; 9,408,530 and
      8,524,530 shares issued and outstanding
                                                                                                        9,409                 8,525
    Warrants                                                                                          125,513                   --
    Additional paid-in capital                                                                     14,767,116            10,419,763
    Accumulated deficit                                                                            (6,330,364)           (4,096,555)
    Due from officers                                                                                (452,925)             (430,000)
                                                                                                 ------------          ------------
                      Total Stockholders' Equity                                                    8,118,749             5,901,733
                                                                                                 ------------          ------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 12,997,519          $  7,547,263
                                                                                                 ============          ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                      1998            1997
                                                   -----------      -----------
REVENUES:
    Sales                                          $ 2,653,100      $ 3,688,041
    Subscription Revenue                             2,278,447          273,771
    Service contracts                                1,303,846        1,044,205
                                                   -----------      -----------

                      Total Revenues                 6,235,393        5,006,017
COST OF SALES AND SERVICE                            2,532,709        2,680,138
                                                   -----------      -----------
GROSS PROFIT                                         3,702,684        2,325,879
                                                   -----------      -----------
EXPENSES:
    Selling, general and administrative              5,506,491        4,830,361
    Depreciation                                       456,615          186,324
    Amortization                                        18,381           36,227
                                                   -----------      -----------
                      Total Expenses                 5,981,487        5,052,912
                                                   -----------      -----------
    LOSS FROM OPERATIONS                            (2,278,803)      (2,727,033)

    OTHER (EXPENSE) INCOME:

    Financing and Interest                            (108,465)         (13,463)

    Other income                                       153,459          146,456
                                                   -----------      -----------
    NET LOSS                                       $(2,233,809)     $(2,594,040)
                                                   ===========      ===========
    BASIC AND DILUTED LOSS PER COMMON SHARE        ($     0.25)     ($     0.32)
                                                   -----------      -----------
    WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       8,827,930        8,103,330
                                                   ===========      ===========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                           Common
                                ------------------------                  Additional
                                           Stock                           Paid-in      Accumulated        Due from
          Description             Shares          Amount        Warrants   Capital       Deficit           Officers       Total
          -----------             ------          ------        --------   -------       -------           --------       -----

BALANCE,
DECEMBER 31, 1996               7,375,030   $     7,375           --     $ 6,088,975   $(1,502,515)   $   (50,000)    $ 4,543,835
Stock issued from
exercise of
warrants                          349,500           350                      816,588          --             --           816,938
Common stock, net of
issuance costs                    800,000           800                    3,514,200          --             --         3,515,000
Due from Officers                                  --             --            --            --         (380,000)       (380,000)
Net loss                             --            --                           --      (2,594,040)          --        (2,594,040)
                              -----------   -----------    -----------   -----------   -----------    -----------     -----------

BALANCE,
DECEMBER 31, 1997               8,524,530         8,525           --      10,419,763    (4,096,555)      (430,000)      5,901,733
Stock issued from
exercise of
options and warrants              284,000           284            -         983,466          --             --           983,750
Common stock, net of
issuance costs                    600,000           600           --       3,449,400          --             --         3,450,000
Warrants issued                      --            --          125,513       (85,513)         --             --            40,000
Due from Officers                    --            --             --            --            --          (22,925)        (22,925)
Net loss                             --            --             --            --      (2,233,809)          --        (2,233,809)
                              -----------   -----------    -----------   -----------   -----------    -----------     -----------
BALANCE, DECEMBER 31, 1998      9,408,530   $     9,409    $   125,513   $14,767,116   $(6,330,364)   $  (452,925)    $ 8,118,749
                              ===========   ===========    ===========   ===========   ===========    ===========     ===========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                       1998              1997
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $(2,233,809)    $(2,594,040)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                                    747,664         297,672
       Amortization                                                                    497,552         409,346
       Provision for bad debt                                                           50,922         144,269
       Provision for inventory obsolescence                                               --            82,000
       Noncash financing charges                                                        40,000             --
       Changes in assets and liabilities:
           Accounts receivable                                                      (1,609,039)      1,798,794
           Inventory                                                                    31,681        (136,186)
           Prepaid expenses and other current assets                                  (181,412)         90,634
           Receivable from officers                                                    (28,986)        (18,820)
           Accounts payable                                                            (53,855)       (458,634)
           Accrued expenses                                                            246,769        (136,479)
           Advanced billings                                                         1,317,643          21,739
           Payroll and other taxes payable                                              16,247          (2,102)
                                                                                   ------------    ------------

                      Net cash used in operating activities                         (1,158,623)       (501,807)
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for equipment                                                          (2,342,698)     (1,224,742)
    Payments for software development costs and other assets                          (809,243)       (574,317)
                                                                                   ------------    ------------

                      Net cash used in investing activities                         (3,151,941)     (1,799,059)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES :
    Proceeds from borrowings                                                         2,300,000          75,000
    Repayment of borrowings                                                           (593,564)       (783,495)
    Issuance of common stock, net of issuance costs                                  4,410,825       3,951,938
                                                                                   ------------    ------------

                      Net cash provided by financing activities                      6,117,261       3,243,443
                                                                                   ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                1,806,697         942,577

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         2,141,307       1,198,730

CASH AND CASH EQUIVALENTS, END OF YEAR                                             $ 3,948,004     $ 2,141,307
                                                                                   ------------    ------------
SUPPLEMENTAL INFORMATION:
    Cash paid during the year for interest                                         $    69,044     $    16,404
                                                                                   ------------    ------------


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.          ORGANIZATION AND PRESENTATION

            Trinitech Systems, Inc. and subsidiary (the "Company") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities and futures & options. The Company's NYFIX Network, a combined FIX (Financial Information Exchange protocol) and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. In addition, the Company offers a range of related information technology services and maintenance support. The Company is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago and London.


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation
            ---------------------------

            The consolidated financial statements include the accounts of Trinitech Systems, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

            Use of Estimates
            ----------------

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Reclassifications
            -----------------

            Certain 1997 balances have been reclassified to conform to the 1998 presentation.

            Cash and Cash Equivalents
            -------------------------

            The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

            Inventories
            -----------

            Inventories consist of parts, finished goods and minor materials and are stated at the lower of cost, determined on a first-in, first-out basis, or market.

            Equipment
            ---------

            Equipment is stated at cost less accumulated depreciation. Included in equipment are certain payroll costs related to the development of the NYFIX Network and other long-lived assets to support the Company's subscription and service based businesses. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to eight years. The estimated useful lives for subscription and service based equipment is generally two to three years. In the fourth quarter of 1998, the Company extended the life of certain subscription equipment from two to three years. The change decreased depreciation expense by approximately $20,000.

            Other Assets
            ------------

            Other assets consist principally of patents, deferred product enhancement costs (capitalized based on time incurred for enhancement of products which have achieved technological feasibility), and deposits. Product enhancement costs are being amortized using the straight-line method over three years, Patent costs are being amortized over seventeen years.

            Long-Lived Assets
            -----------------

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

            Revenue Recognition
            -------------------

            Sales are generally recorded upon shipment of the product to and acceptance by customers. Subscription revenue is recognized ratably over the life of the subscription agreements with customers. Revenue from service contracts is recognized ratably over the period the services are performed. Costs to fulfill service contracts have been insignificant during the periods presented. Amounts billed in advance for service and subscription contracts are deferred and reflected as advance billings.

            In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which supercedes SOP-91-1 and clarifies the existing guidance regarding revenue recognition of certain computer software products. The Company adopted SOP 97-2 in 1998 and the effect was not material to the Company's operations or financial position taken as a whole.

            Research and Development
            ------------------------

            Research and development costs are expensed as incurred.

            Advertising
            -----------

            The Company expenses advertising costs as incurred. Advertising expense was approximately $294,000 and $320,000 for the years ended December 31, 1998 and 1997, respectively.

            Foreign Currency Translation
            ----------------------------

            The Company's functional currency is the U.S. dollar. Accordingly, the monetary assets and liabilities of the London sales office are translated at year-end exchange rates while nonmonetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. The resulting currency translation gain or loss is included in the results of operations for the periods presented.

            Net Loss Per Common Share
            -------------------------

            The weighted average number of common shares outstanding used for calculating earnings per share is based upon amounts oustanding at the end of each quarter. Diluted earnings per share is not presented in either 1998 or 1997 because the effect of the Company's common stock equivalents (employee stock options and warrants) are antidilutive.

            Income Taxes
            ------------

            The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

            The Company uses different methods of accounting for financial reporting and tax purposes, principally through the utilization of accelerated depreciation methods for income tax purposes, certain valuation allowances and net operating loss carryforwards;
            accordingly deferred taxes are provided on the basis of such differences.

            Financial Instruments
            ---------------------

            The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the Company's long-term debt also approximates its fair value based on prevailing interest rates.

            Impact of Recently Issued Accounting Pronouncements
            ---------------------------------------------------

            In June 1998, the Financial Accounting Standards Boards issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect the Statement to have a material impact on the consolidated financial statements. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

3.          INVENTORY

            Inventory consists of the following:

                                                        December 31,
                                                 -----------------------
                                                   1998           1997
                                                 ---------     ---------

            Parts, including minor materials    $  823,429    $  875,822

            Finished goods                         537,873       414,551
                                                ----------    ----------
                                                 1,361,302     1,290,373

            Less: Allowance for obsolescence        82,000        82,000
                                                ----------    ----------

                                  Total         $1,279,302    $1,208,373
                                                ==========    ==========

4.          EQUIPMENT

            Equipment consists of the following:

                                                      December 31,
                                              ------------------------
                                                  1998         1997
                                               ---------     ---------

            Computer software                  $  389,090   $  331,668

            Leasehold improvements                116,002       81,957

            Furniture and equipment             1,087,174      878,518

            Subscription and service
               bureau equipment                 2,715,747      784,323
                                               ----------   ----------

                                                4,308,013    2,076,466

            Less: Accumulated depreciation      1,453,882      714,759
                                               ----------   ----------
                                  Total        $2,854,131   $1,361,707
                                               ==========   ==========


5.          COMPUTER SOFTWARE

            Included in other assets are unamortized deferred product enhancement costs aggregating approximately $974,000 and $686,000 as of December 31, 1998 and 1997, respectively. Amounts deferred are based upon an analysis of payroll and other costs directly related to the enhancement of existing products. Included in cost of sales is amortization expense for product enhancement costs of approximately $479,000 and $373,000 for 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $291,000 and $111,000 for 1998 and 1997, respectively.

6.          CAPITAL STOCK

            On November 24, 1998, the Company completed a private placement of 600,000 shares of Common Stock at a price of $6.00 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $150,000 resulting in net proceeds to the Company of approximately $3,450,000.

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

            Due to the nature of the Preference Shares' dividend liquidation and voting rights, the value of a Preference Share should approximate the value of one share of Common Stock.

            During 1998, 83,000 warrants were exercised for 83,000 shares of Common Stock. The Company received approximately $272,000 from the exercise of such warrants.

7.          MAJOR CUSTOMERS AND EXPORT SALES

            For the year ended December 31, 1998, two customers accounted for approximately 26% of total sales. For the year ended December 31, 1997, one customer accounted for approximately 17% (non-financial service firm customer), of total sales. Export sales amounted to approximately $234,000 and $1,283,000 for the years ended December 31, 1998 and 1997, respectively.

8.          RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses for the years ended December 31, 1998 and 1997 totaled approximately $537,300 and $321,600, respectively, and are included in selling, general and administrative expenses.

9.          DEBT

            On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first eighteen months. The Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime rate. The rate used is management's discretion. The Company drew down an aggregate of $1,800,000 under the Agreement during 1998 ($1 million at the nine month LIBOR rate plus 1.25% (7%), $500,000 at the 30 day LIBOR rate plus 1.25% (6.78%) and $300,000 at the Bank's Prime rate (8%)). The weighted average outstanding borrowings during 1998 were approximately $601,000 at a weighted average interest rate of 7.03%. The Agreement requires monthly payments of interest only until January 30, 2000. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months. Repayment of princial commences on July 30, 2000, with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. The debt is personally secured by a Company non-employee shareholder and the Company's President. In consideration for securing the Agreement, the said shareholder and president received 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share which was the market value of the Company's common stock on the date such warrants were issued. The expense related to the warrants issued to the non-employee shareholder will be recognized over the three-year term of the Agreement.

            The following is a schedule of principal payments as of December 31, 1998:

                         1999                                -
                         2000                      $   500,000
                         2001                        1,300,000


            In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement and repaid all outstanding term loans. The weighted average outstanding borrowings under the previous credit line during 1998 approximated $74,000 at a weighted average interest rate of 9.50%.

10.         COMMITMENTS AND CONTINGENCIES

            At December 31, 1998, the Company was committed under operating leases for offices, production facilities and equipment for terms expiring through June 30, 2005. Future minimum annual rental payments are as follows:

                         Year                          Amount
                         ----                          ------
                         1999                        $663,000
                         2000                         548,000
                         2001                         332,000
                         2002                         207,000
                         2003                         150,000
                         Thereafter                   224,000

            Aggregate  rental  expense  amounted to  approximately  $622,500 and
            $228,900   for  the  years  ended   December   31,  1998  and  1997,
            respectively.

            In 1991 the Company entered into an employment agreement with its President. The agreement calls for a base salary of $114,000 for the first year, with such base salary to be reviewed on an annual basis thereafter by the Compensation Committee of the Board of Directors.

            The Company maybe subject to legal proceedings, which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not materially affect the Company's financial statements.

11.         RELATED PARTIES

            Certain executive officers of the Company have amounts due to the Company for the exercise of warrants for capital stock. Such amounts aggregated $452,925 and $430,000 as of December 31, 1998 and 1997, respectively, and have been shown as a reduction to stockholders' equity.

            At December 31, 1998 and 1997, the Company had amounts receivable from officers of $120,583 and $91,597, respectively.

12.         DEFINED CONTRIBUTION PLAN

            The Company, on January 1, 1994, established a 401(k) retirement plan (the "Plan") covering substantially all of its U.S. employees who meet eligibility requirements. The Plan permits participants to contribute up to a maximum of 15% of their annual compensation, as defined, not to exceed the federal limit of $10,000 in 1998. The Plan permits the Company to match employees' tax deferred contributions up to a maximum of 3% of employees' compensation provided the employee is employed by the Company at the end of the year. Remaining contributions under the Plan are discretionary. Total expense under the Plan approximated $57,000 and $52,100 in 1998 and 1997, respectively.

13.         STOCK WARRANTS AND STOCK OPTION PLAN

            The Company has 1,500,000 shares reserved under its option plan. At December 1998 and 1997, the following options and warrants had been granted under our plan and were outstanding:


                                                                 Weighted Average                            Weighted
                                                                    Exercise                                  Average
                                            Stock Options            Price            Stock Warrants       Exercise Price
                                            -------------            -----            --------------       --------------

             Outstanding at
             December 31, 1996                 290,000               $3.06                542,587             $2.74
             Granted                           752,500                4.95                 28,250              4.50
             Exercised                         (42,500)               3.07               (307,000)             2.24
             Forfeited                         (48,000)               4.35                                      -
                                         -------------------                         ----------------
             Outstanding at
             December 31,1997                  952,000                4.51                263,837              3.51
                                         -------------------                         ----------------
             Shares exercisable
             at end of period                  239,500                3.04                201,337              3.21

             Weighted Average
             fair value of shares
             granted during year                                      3.04                                     2.18

             Outstanding at
             December 31, 1997                 952,000                4.54                263,837              3.51
             Granted                           401,700                6.69                200,000              6.33
             Exercised                        (201,000)               3.56               (83,000)              3.27
             Forfeited                         (76,400)               6.53               (55,000)              2.82
                                         -------------------                         ----------------
             Outstanding at
             December 31, 1998                1,076,300               5.34                325,837              5.42
                                         -------------------                         ----------------
             Shares excercisable
             at end of period                  244,500                4.45                 73,337              3.15

             Weighted average
             fair value of
             Shares granted
             during year                                             $3.85                                    $2.92


The following table summarizes information about stock options and warrants outstanding at December 31, 1998:


                                 Weighted
Range of     Outstanding at      Average           Weighted        Exercisable at      Weighted
Exercise      December 31,      Remaining          Average          December 31,       Average
 Prices          1998        Contractual Life   Exercise Price         1998        Exercise Price
 ------          ----        ----------------   --------------         ----        --------------

$2.25-$3.38      87,587           5.27             $2.53                87,587         $2.53
$3.63-$5.44     634,750           8.01             $4.65               175,750         $4.33
$5.63-$8.45     679,800           9.34             $6.39                54,500         $6.14
             ----------                                              ---------
              1,402,137                                                317,837
             ==========                                              =========

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option   pricing  model  with  the  following   weighted-average
assumptions used for grants in 1998 and 1997:

          o  Risk  free  interest  rates  range  from  4.18% to 6.42%
          o  Expected didvedend  yields of 0%
          o  Expected lives of 3 to 5 years and
          o  Expected volatility of 63% and 66%, respectively

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" to account for its stock plans. Except for certain warrants granted to non-employees during 1998, no compensation cost has been recognized for any option grants in the accompanying income statement. Had compensation costs been recorded, our net loss and basic and diluted loss per share would have been reduced from the following as reported amounts to the following pro forma amounts:


            Net loss:                         1998           1997
                                         ----------------------------
            As reported                  $(2,233,809)    $(2,594,040)
            Pro forma                     (3,215,042)     (3,335,625)

            Basic and Diluted
            loss per share:

            As reported                       $(0.25)         $(0.32)
            Pro forma                         $(0.36)         $(0.41)

14.         BUSINESS SEGMENT INFORMATION

            In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance. This Statement became effective in 1998.

            The Company has two principal business groups: Equities and Futures & Options. The Equities Group operates primarily out of Stamford/New York offices, while the Futures & Options Group operates primarily out of the London and Chicago offices. However, each office has the opportunity to sell all of the Company's products. The Company views each office as its own business segment, measures its performance based on the revenues of each location. The Company makes decisions on each segment based on gross profit.

Foreign operation revenues amounted to approximately $2,001,000 and $1,293,000 for the years ended December 31, 1998 and 1997, respectively. Intersegment sales are accounted for at cost.

Identifiable  assets by segment include assets directly  identifiable with those
operations.   Other  assets  consist   primarily  of  corporate  cash  and  cash
equivalents and fixed assets associated with non-segment activities.

Summarized financial information by business segment for 1998 and 1997 is as follows (in 000's):

                                                     1998                1997
                                                ------------       ------------
Revenues:

    Stamford / New York                         $      4,203       $      3,546
    London                                             2,001              1,293
    Chicago                                               31                167
    Inter-Segment Sales                                   95                189
    Inter-Segment Elimination                            (95)              (189)
                                                ------------       ------------
Total revenues                                         6,235              5,006

Gross Profit:
    Stamford / NewYork
                                                $      1,936       $      1,185
    London
                                                       1,745              1,074
    Chicago
                                                          22                 67
                                                ------------       ------------

Gross Profit                                    $      3,703       $      2,326

Identifiable assets at December 31:
    Stamford / New York                         $      7,284              4,013
    London                                             1,472              1,130
    Chicago                                               57                142
   Corporate                                           4,184              2,262
                                                ------------       ------------
Total identifiable assets                       $     12,997       $      7,547

Additions to fixed assets:
    Stamford / New York                                2,259              1,165
    London                                                81                 44
    Chicago                                                3                 16
                                                ------------       ------------
Total additions to fixed assets                 $      2,343       $      1,225

Depreciation:
    Stamford / New York                                  676                262
    London                                                69                 35
    Chicago                                                3                  1
                                                ------------       ------------
Total depreciation                              $        748       $        298

15.         INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability recognized as of December 31, 1998 and 1997 are presented below:


                                                                                      December 31,
                                                                                   1998           1997
                                                                                 ----------   -----------
                 Deferred tax assets:
                     Bad debt expense                                           $   37,200    $    57,600
                     Inventory obsolescence                                         32,800         32,800
                     Product development costs                                     199,000        158,000
                     Other                                                          53,000         29,000
                     Operating loss carryforward                                 2,110,100      1,284,000
                                                                                 ---------    -----------
                                       Total deferred tax asset                  2,432,100      1,561,400

                 Less valuation allowance                                        2,400,400      1,545,400
                                                                                 ---------    -----------
                                       Net deferred tax asset                       31,700         16,000

                 Deferred tax liability:
                     Depreciation                                                   31,700         16,000
                                                                                 ----------   -----------
                                       Total deferred tax liability                 31,700         16,000
                                                                                 ----------   -----------
                                       Net deferred tax amount                  $     -      $         -
                                                                                 ----------   -----------

            At December 31, 1998 and 1997, the Company had net operating loss carryforwards of approximately $5,2700,000 and $3,100,000, respectively. These losses expire between 2008 and 2013. The tax benefit of such operating loss carryforwards will be credited to income when realization is considered more likely than not. In addition, these amounts may be limited under Internal Revenue Code
            Section 382 as a result of ownership changes resulting from the Company's equity offerings.

            Significant components of the provision for income taxes are as follows for the years ended:

                                                                                                  December 31,
                                                                                     ------------------------------------
                                                                                        1998                      1997
                                                                                     -----------            -------------

                 Current                                                            $        -             $          -
                 Deferred:
                     Federal                                                           727,000                  918,000
                     State                                                             128,000                  102,400
                     Increase in valuation allowance                                  (855,000)              (1,020,400)
                                                                                     -----------            -------------

                                       Total deferred                                        -                        -
                                                                                     -----------            -------------

                                       Total provision for income taxes             $        -              $         -
                                                                                     -----------            -------------

            The reconciliation between the federal statutory income tax rate and the Company's income tax provision is as follows:

                                                                                                  December 31,
                                                                                     ------------------------------------
                                                                                        1998                      1997
                                                                                     -----------            -------------


                 Statutory tax rate                                                      (34%)                   (34%)
                 State and local taxes, net of federal benefit                            (6)                     (6)
                 Valuation allowance                                                      40                      40

                                                                                     -----------            -------------
                                                                                          0%                      0%


16.         VALUATION AND QUALIFYING ACCOUNTS:

                                                                Additions
                                                  Balance at    Charged to
                                                 Beginning      Costs and     Deductions    Balance at
                                                  of Year       Expenses      Write-Off     End of Year
                                                -----------     --------      ----------    -----------

Allowance for inventory obsolescence:

December 31, 1997                               $   --         $ 82,000       $   --         $ 82,000

December 31, 1998                               $ 82,000       $   --         $   --         $ 82,000


Allowance for doubtful accounts:

December 31, 1997                               $ 30,000       $144,269       $ 30,269       $144,000

December 31, 1998                               $144,000       $ 50,922       $101,936       $ 92,986
