Form 10-Q
period 1999-03-31
TRINITECH SYSTEMS INC
filed 1999-05-14
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended MARCH 31, 1999

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

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


9,415,030 shares of Common Stock were issued and outstanding as of April 5, 1999.

Trinitech Systems, Inc.

FORM 10-Q
   For the quarterly period ended March 31, 1999


CONTENTS                                                                  PAGE

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Condensed consolidated balance sheets at March 31, 1999
            (unaudited) and December 31, 1998                               3

            Condensed consolidated statements of operations (unaudited)
            for the three months ended March 31, 1999 and 1998              4

            Condensed consolidated statements of cash flows (unaudited)
            for the three months ended March 31, 1999 and 1998              5

            Notes to condensed consolidated financial statements
            (unaudited)                                                     6

 Item 2     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             9

PART II.    OTHER INFORMATION                                              16

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,       December 31,
ASSETS                                                                               1999             1998
------                                                                               ----             ----
                                                                                  (Unaudited)           (a)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $  2,420,765     $  3,948,004
    Accounts receivable - less allowance of $99,797 and $92,986, respectively       4,556,283        3,417,418
    Inventories, net                                                                1,416,813        1,279,302
    Prepaid expenses and other current assets                                         372,294          283,912
    Receivable from officers                                                          122,302          120,583
                                                                                 ------------     ------------

                 Total Current Assets                                               8,888,457        9,049,219

EQUIPMENT, net of accumulated depreciation of $1,685,405 and
    $1,453,882, respectively
                                                                                    3,816,916        2,854,131

OTHER ASSETS                                                                        1,171,333        1,094,169
                                                                                 ------------     ------------
                 TOTAL                                                           $ 13,876,706     $ 12,997,519
                                                                                 ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                             $  1,378,652     $    873,817
    Accrued expenses                                                                  688,163          635,943
    Advance billings                                                                1,652,675        1,489,057
    Payroll and other taxes payable                                                   171,606           79,953
                                                                                 ------------     ------------

                 Total Current Liabilities                                          3,891,096        3,078,770

LONG TERM DEBT                                                                      1,800,000        1,800,000
                                                                                 ------------     ------------
                 Total Liabilities                                                  5,691,096        4,878,770
                                                                                 ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                            --               --

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock - par value $1.00;
     1,000,000 shares authorized; -0- issued and outstanding                             --               --

  Common stock - par value $.001; 15,000,000 authorized; 9,415,030
    and 9,408,530 shares issued and outstanding, respectively                           9,415            9,409
    Warrants                                                                          139,094          125,513
    Additional paid-in capital                                                     14,795,835       14,767,116
    Accumulated deficit                                                            (6,300,187)      (6,330,364)
    Due from officers                                                                (458,547)        (452,925)
                                                                                 ------------     ------------
                  Total Stockholders' Equity                                        8,185,610        8,118,749
                                                                                 ------------     ------------
                  TOTAL                                                          $ 13,876,706     $ 12,997,519
                                                                                 ============     ============

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                           Three           Three
                                                      Months Ended     Months Ended
                                                        March 31,        March 31,
                                                          1999             1998
                                                      ------------     -------------
REVENUES:
    Sales                                             $   833,239     $   408,801
    Subscription Revenue                                1,150,572         332,458
    Service Contracts                                     421,351         299,017
                                                      ------------     -------------
                      Total Revenues                    2,405,162       1,040,276

COST OF RECURRING CONTRACTS and SALES                     662,891         463,314
                                                      ------------     -------------
GROSS PROFIT                                            1,742,271         576,962
                                                      ------------     -------------
EXPENSES:
    Selling, general and administrative                 1,566,874       1,458,524
    Depreciation                                          128,612          80,881
    Amortization                                            4,853           4,595
                                                      ------------     -------------
                      Total Expenses                    1,700,339       1,544,000
                                                      ------------     -------------
EARNINGS (LOSS) FROM OPERATIONS                            41,932        (967,038)

OTHER (EXPENSE) INCOME - NET                              (11,755)         26,038
                                                      ------------     -------------
NET EARNINGS (LOSS)                                   $    30,177     $  (941,000)

BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE    $      0.00     $     (0.11)
                                                      ============     =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              9,410,030       8,594,030
                                                      ============     =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Three           Three
                                                           Months Ended    Months Ended
                                                             March 31,       March 31,
                                                              1999            1998
                                                           -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES                      $  (141,154)    $  (900,546)


INVESTING ACTIVITIES:
    Payments for equipment, net of retirements              (1,194,680)       (348,689)
    Payments for other assets                                 (214,508)       (231,917)
                                                           -----------     -----------
              Net cash used in investing activities         (1,409,188)       (580,606)
                                                           -----------     -----------
FINANCING ACTIVITIES:
    Repayment of borrowings                                       --           (12,887)
    Issuance of common stock                                    23,103         464,875
                                                           -----------     -----------
              Net cash provided by financing activities         23,103         451,988
                                                           -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                       (1,527,239)     (1,029,164)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               3,948,004       2,141,307
                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,420,765     $ 1,112,143
                                                           ===========     ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

TRINITECH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, which comprise normal and recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


2.          PER SHARE INFORMATION

            The Company's basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and stock warrants.


                                                                March 31,       March 31,
                                                                  1999            1998
                                                              -----------   ---------------

               Net Earnings (Loss)                               $30,177        $(941,000)
                                                              ===========   ===============

               Basic Weighted Average Shares Outstanding       9,410,030         8,594,030
                    Dilutive Options                             246,709           -
                    Dilutive Warrants                             73,981           -
                                                              -----------   ---------------
               Dilutive Weighted Average Shares Outstanding    9,730,720         8,594,030
                                                              ==========    ===============

               Dilutive Earnings per Common Share                  $0.00           $(0.11)
                                                              ===========   ===============

            Stock options and warrants were excluded from the earnings per share calculation for the three month period ended March 31, 1998 since the amounts would be anti-dilutive.

3.          INCOME TAXES


            The Company's first quarter tax provision has been offset through the utilization of net operating loss carryforwards.


4.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                                March 31,        December 31,
                                                  1999               1998

            Parts                             $  960,940          $   823,429
            Finished goods                       537,873              537,873
            Less: allowance for obsolescence      82,000               82,000
                                              ----------          -----------
                          Total               $1,416,813          $ 1,279,302
                                              ==========          ===========

5.          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect the Statement to have a material impact on the consolidated financial statements. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

6.          BUSINESS SEGMENT INFORMATION

            In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires that segment data be disclosed based on how management makes decisions about allocating resources to segments and measuring their performance.

            The Company has two principal business groups: Equities and Futures & Options. The Equities Group operates primarily out of Stamford/New York offices, while the Futures & Options Group operate primarily out of the London and Chicago offices. However, each office has the opportunity to sell all of the Company's products. The Company views each office as its own business segment and measures its performance based on the revenues of each location. The Company makes decisions on each segment based on gross profit.

            Information on reportable segments is as follows (in 000's)

                                                                Three Months Ended
                                                   ---------------------------------------------
                                                      March 31, 1999          March 31, 1998
                                                   ---------------------   ---------------------
               Revenues:
                  Stamford/New York                    $1,677                  $  621
                  London                                  725                     405
                  Chicago                                   3                      14
                  Inter-Segment Sales                       -                       6
                  Inter-Segment Elimination                 -                     (6)
                                                   ===========                 =======
               Total Revenues                          $2,405                  $1,040
                                                   ===========                 =======

               Gross Profit:
                  Stamford/New York                    $1,058                    $188
                  London                                  683                     380
                  Chicago                                   1                       9
                                                   ===========                 =======
               Gross Profit                            $1,742                    $577
                                                   ===========                 =======

7.           STOCK OPTION PLAN

            On March 30, 1999, the Board of Directors formally approved the second amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for issuance has been increased from 1,500,000 shares to 2,500,000 shares of common stock. This amendment is subject to approval at the Company's Annual Meeting of Shareholders, which will be held on June 7, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data center. The data center is a communication infrastructure enabling the Company to provide its customers with global electronic connectivity for order routing and allows Trinitech to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure, via the Company's NYFIX data center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts range from one to three year periods. The Company begins recording subscription revenue once installation is complete. In addition to significant logistical improvements in delivery and support of its products, the Company expanded its business to offer the industry a central electronic meeting place between the buy-side and sell-side, while simultaneously providing a single point of universal access to different exchange floor environments.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems and changes to its business model to that of a subscription-based product offering. The Company believes this expansion of personnel, facilities, product portfolio and subscription-based model will continue to benefit the Company and its future growth. In the previous model, the Company would only receive revenue one time for products or services sold. It is important to note that this transition is causing revenue to be recognized over a longer period of time than the previous capital sales model. Management believes our subscription business model has strengthened the Company's market share as well as its financial position going forward.

REVENUES
Overall revenue exceeded 1998 numbers by 131% from $1,040,276 to $2,405,162. Subscription revenue showed the most improvement by increasing 246% year over year. Capital sales also showed improvement with a year over year increase of 104% primarily as a result of strong demand for the Company's Order Book Management System ("OBMS") Futures and Options products. With the increase of sales and subscription revenue, service revenue has shown a modest increase of 41% year over year. Revenue from export sales approximated $9,600 (less than 1% of revenue) during the three months ended March 31, 1999 as compared to approximately $8,000 (less than 1% of revenue) during the comparable period in 1998.

Total revenue for the Stamford/New York location increased by approximately 170% for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998. The increase was primarily due to higher levels of software sales and subscription revenue with a related increase in service revenue, partially offset by a decrease in hardware sales. Total revenue for the London location increased by approximately 79% for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998. This increase also reflects higher levels of software sales, subscription and service revenue. The Chicago location experienced a decrease in total revenue of approximately 79% for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998. This was principally due to a decrease in hardware sales.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription-based equipment. Gross profit, as a percentage of total revenue was approximately 72% and 55% during 1999 and 1998, respectively. The increase in gross profit percentage experienced by the Company during the three months ended March 31, 1999 principally resulted from the change in product mix. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During the three months ended March 31, 1999, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $132,500 and $96,000 for 1999 and 1998, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $103,300 and $55,000 for 1999 and 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE
During the three months ended March 31, 1999, selling, general and administrative expenses increased marginally by 7% (from $1,458,524 to $1,566,874) when compared to 1998. Despite the small increase the Company is continuing its expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of product enhancements as well as new additional services. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Management believes that the continued investment in development of the NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1999 primarily focusing on representation at technological exhibitions planned throughout the year. The Company will continue to expand these programs throughout 1999. Research and development (new explorative research) expenses for the three months ended March 31, 1999 and 1998 were approximately $127,500 and $168,600, respectively, (a decrease of approximately 24%) and are included in selling, general and administrative expenses. The decrease resulted from the continuation of the Company's strategy, incorporated during 1998, to balance resources between research and development and product enhancements, which strengthens our existing product lines.

DEPRECIATION
Depreciation expense increased by approximately 59% for the three months ended March 31, 1999 over the comparable 1998 period (from $80,881 to $128,612). Such increases principally reflect the continued investment in the Company's infrastructure in its state-of-the- art NYFIX data center on Wall Street.

OTHER (EXPENSE) INCOME
Financing and interest expense increased in the first three months of 1999 principally because of higher balances outstanding on the Company's new line of credit and the cost of warrants issued to a non-employee for the guarantee of the amounts outstanding under the credit facility.

Other income consists of interest income earned on cash balances and notes receivable. Interest income in 1999 and 1998 approximated $38,000 and $26,000, respectively. The 46% increase in interest income was principally because of higher average cash balances maintained by the Company during the three months ended March 31, 1999 versus the comparable period in 1998.

NET EARNINGS (LOSS)
Net earnings for the three months ended March 31, 1999 was $30,177 ($0.00 per basic and diluted common share) compared to a net loss of $941,000 ($(0.11) per basic and diluted common share) for 1998. The net earnings principally resulted from the higher level of revenue as previously stated.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems which began in 1993 and continues into 1999 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model has positioned the Company to facilitate its future growth.

The  Company's   first  quarter  tax  provision  has  been  offset  through  the utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been equity capital and drawdowns from its line of credit. Since the commencement of operations, the Company has raised approximately $13.3 million of working capital through various private placements of its securities. At March 31, 1999, cash balances decreased to $2,420,765 from $3,948,004 at December 31, 1998 as a result of the Company's working capital needs and continued desire to strengthen its NYFIX and subscription infrastructure.

The Company's current assets at March 31, 1999 exceeded its current liabilities by approximately $5.0 million. The Company at March 31, 1999 had long-term debt totaling $1,800,000, which represents amounts drawn down from its line of credit. See discussion below. In addition, at March 31, 1999, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13, 1998, the Company entered into a three year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The
Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime rate. The rate used is management's discretion. The Company drew down an aggregate of $1,800,000 under the agreement during 1998 ($1 million at the nine month LIBOR rate plus 1.25% (7%), $500,000 at the 30 day LIBOR rate plus 1.25% (6.78%) and $300,000 at the Bank's Prime rate (8%)). The Agreement requires monthly payments of interest only until January 30, 2000. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months.
Repayment of principal commences on July 30, 2000 with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. A Company shareholder and the Company's president personally secure the debt. In consideration for securing the Agreement, the said shareholder and president received 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued. Expense related to the warrants issued to the non-employee shareholder will be recognized over the three-year term of the Agreement.

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

WORKING CAPITAL
At March 31, 1999 and 1998 the Company had working capital of approximately $4,997,000 and $5,970,000, respectively. The Company's present capital resources include proceeds from its November 1998 private placement of Common Stock and drawdowns from its bank credit facility.

CASH USED IN OPERATING ACTIVITIES
During the three months ended March 31, 1999, net cash used in operations was approximately $141,000 as compared to cash used in operations for the three months ended March 31, 1998 of approximately $901,000.

CASH USED IN INVESTING ACTIVITIES
During the three months ended March 31, 1999 and 1998, net cash used in investing activities was approximately $1,409,000 and $581,000, respectively, and principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES
During the three months ended March 31, 1999 and 1998, proceeds from financing activities were approximately $23,000 and $452,000, respectively. The decrease is primarily attributable to a decrease in the number of Common Stock options and warrants exercised during the three month period ended March 31, 1999. During that period 6,500 options were exercised as compared to 106,500 options and 32,500 warrants for the three month period ended March 31, 1998.

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

CUSTOMERS. The Company participated in industry wide Year 2000 testing between March through April of 1999. The objective of these tests was to ensure our customer base is in full Year 2000 compliance before the end of the year. All of these tests were successful. To date, the Company has already issued Year 2000 enhancements to our customers. The Company does not envision that these industry wide tests will reveal any significant software errors. However, should there be unforeseen problems, the Company has established a Year 2000 Quality Assurance Team that will stay in place well into the Year 2000.

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

The costs incurred to date have principally been the payroll related costs associated with the time spent by our personnel in identifying, evaluating and testing systems and products. To date, the Company has not identified any systems that would require significant expenditures to become Year 2000 compliant nor is the Company aware of any significant costs that would be incurred as a result of ensuring the internal needs are Year 2000 compliant.

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




                                      Trinitech Systems, Inc.
                                            (Registrant)



                                   By: /s/ Richard A. Castillo
                                       -----------------------------------------
                                           Richard A. Castillo
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)