Form 10-Q
period 1999-06-30
TRINITECH SYSTEMS INC
filed 1999-08-13
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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

                            ------------------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


9,480,017 shares of Common Stock were issued and outstanding as of July 16, 1999.

Trinitech Systems, Inc.

FORM 10-Q
   For the quarterly period ended June 30, 1999


CONTENTS                                                                   PAGE

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed consolidated balance sheets as of June 30, 1999
               (unaudited) and December 31, 1998                             3

               Condensed consolidated statements of operations
               (unaudited) for the three month and six month
               periods ended June 30, 1999 and 1998                          4

               Condensed consolidated statements of cash flows
               (unaudited) for the six month periods ended
               June 30, 1999 and 1998                                        5

               Notes to condensed consolidated financial
               statements (unaudited)                                        6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           9

PART II.    OTHER INFORMATION                                               15

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     June 30,       December 31,
ASSETS                                                                1999             1998
                                                                      ----             ----
                                                                  (Unaudited)          (a)
CURRENT ASSETS:
    Cash and cash equivalents                                   $  1,504,946     $  3,948,004
    Accounts receivable - less allowance of
    $122,952 and $92,986, respectively                             5,267,943        3,417,418
    Inventories, net                                               1,241,254        1,279,302
    Prepaid expenses and other current assets                        500,463          283,912
    Receivable from officers                                         131,036          120,583
                                                                ------------     ------------
                      Total Current Assets                         8,645,642        9,049,219

EQUIPMENT, net of accumulated depreciation of $1,954,513 and
   $1,453,882, respectively
                                                                   4,300,306        2,854,131

OTHER ASSETS                                                       1,503,688        1,094,169
                                                                ------------     ------------
                      TOTAL                                     $ 14,449,636     $ 12,997,519
                                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                            $  1,283,234     $    873,817
    Accrued expenses                                                 741,244          635,943
    Advance billings                                               2,062,333        1,489,057
    Payroll and other taxes payable                                   88,203           79,953
                                                                ------------     ------------
                      Total Current Liabilities                    4,175,014        3,078,770

LONG TERM DEBT                                                     1,800,000        1,800,000
                                                                ------------     ------------
                      Total Liabilities                            5,975,014        4,878,770
                                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES                                           --               --

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock -
      par value $1.00; 1,000,000 shares
      authorized; -0- issued and outstanding                            --               --
    Common stock - par  value $.001;  15,000,00 authorized;
      9,479,517 and 9,408,530 shares issued and outstanding,
      respectively                                                     9,480            9,409
    Warrants                                                         152,675          125,513
    Additional paid-in capital                                    15,009,893       14,767,116
    Accumulated deficit                                           (6,150,022)      (6,330,364)
    Due from officers and directors                                 (547,404)        (452,925)
                                                                ------------     ------------
                      Total Stockholders' Equity                   8,474,622        8,118,749
                                                                ------------     ------------
                      TOTAL                                     $ 14,449,636     $ 12,997,519
                                                                ============     ============

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                          Three Month      Three Month     Six Month        Six Month
                                                          Period Ended     Period Ended  Period Ended     Period Ended
                                                         June 30, 1999    June 30, 1998  June 30, 1999   June 30, 1998
                                                         -------------    -------------  -------------   -------------
REVENUES:
Sales                                                    $ 1,041,267     $   728,657     $ 1,874,506     $ 1,137,458
Subscription Revenue                                       1,575,478         503,033       2,726,050         835,491
Service Contracts                                            424,821         329,857         846,172         628,874
                                                         -----------     -----------     -----------     -----------
      Total Revenues                                       3,041,566       1,561,547       5,446,728       2,601,823

COST OF RECURRING CONTRACTS and SALES                        976,949         604,336       1,639,840       1,067,650
                                                         -----------     -----------     -----------     -----------
GROSS PROFIT                                               2,064,617         957,211       3,806,888       1,534,173
                                                         -----------     -----------     -----------     -----------
EXPENSES:
Selling, general and administrative                        1,732,643       1,513,398       3,296,717       2,971,622
Depreciation                                                 142,398          87,751         271,010         168,632
Amortization                                                   4,852           4,595           9,705           9,190
                                                         -----------     -----------     -----------     -----------
      Total Expenses                                       1,879,893       1,605,744       3,577,432       3,149,444
                                                         -----------     -----------     -----------     -----------
EARNINGS (LOSS) FROM OPERATIONS                              184,724        (648,533)        229,456      (1,615,271)

OTHER (EXPENSE) INCOME - NET                                 (26,884)         67,453         (38,639)         93,491
                                                         -----------     -----------     -----------     -----------
NET EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES        157,840        (581,080)        190,817      (1,521,780)

PROVISION FOR INCOME TAXES                                     7,675           3,920          10,475           4,220
                                                         -----------     -----------     -----------     -----------
NET EARNINGS (LOSS)                                      $   150,165     $  (585,000)    $   180,342     $(1,526,000)
                                                         ===========     ===========     ===========     ===========
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE       $      0.02     $     (0.07)    $      0.02     $     (0.18)
                                                         ===========     ===========     ===========     ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           9,427,059       8,709,030       9,421,104       8,647,530
                                                         ===========     ===========     ===========     ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                     TRINITECH SYSTEMS, INC. AND SUBSIDIARY


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       Six Month       Six Month
                                                                     Period Ended    Period Ended
                                                                       June 30,        June 30,
                                                                        1999            1998
                                                                        ----            ----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                $    74,245     $  (636,035)
                                                                   -----------     -----------


INVESTING ACTIVITIES:
    Payments for equipment, net of retirements                      (1,946,805)       (620,263)
    Payments for other assets                                         (718,867)       (405,578)
                                                                   -----------     -----------

                      Net cash used in investing activities         (2,665,672)     (1,025,841)
                                                                   -----------     -----------

FINANCING ACTIVITIES:
    Proceeds from line of credit                                          --           500,000
    Repayment of borrowings                                               --          (179,285)
    Issuance of common stock                                           148,369         748,875
                                                                   -----------     -----------

                      Net cash provided by financing activities        148,369       1,069,590
                                                                   -----------     -----------

DECREASE IN CASH AND CASH EQUIVALENTS                               (2,443,058)       (592,286)
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,948,004       2,141,307
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,504,946     $ 1,549,021
                                                                   ===========     ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

TRINITECH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, which comprise normal and recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

            Certain 1998 balances have been reclassified to conform to the 1999 presentation.

2.          PER SHARE INFORMATION

            The Company's basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and stock warrants.

                                                                       Three Month                  Six Month
                                                                       Period Ended                Period Ended
                                                                ------------------------     --------------------------
                                                                June 30,        June 30,      June 30,        June 30,
                                                                  1999           1998           1999            1998
                                                                  ----           ----           ----            ----


              Net Earnings (Loss)                               $  150,165    $  (585,000)   $  180,342     $(1,526,000)
                                                                ==========    ===========    ==========     ===========

              Basic Weighted Average Shares Outstanding          9,427,059      8,709,030     9,421,104       8,647,530
                   Dilutive Options                                415,540            -         353,344            -
                   Dilutive Warrants                                86,661            -          86,661            -
                                                               -----------     ----------     ---------      ===========
              Dilutive Weighted Average Shares Outstanding       9,929,260      8,709,030     9,861,109       8,647,530
                                                               ===========     ==========     =========      ===========

              Dilutive Earnings (Loss) per Common Share              $0.02         $(0.07)        $0.02         $(0.18)
                                                               ===========      =========     =========      ==========


Stock options and warrants were excluded from the earnings per share calculation for the three and six month period ended June 30, 1998 since the amounts would be anti-dilutive.

3.          INCOME TAXES

            The Company's projected annual Federal income tax provision has been offset through the utilization of net operating loss carryforwards. The Company's income tax provision consists of estimated state and local income taxes.


4.          INVENTORIES

            Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                                           June 30,      December 31,
                                                            1999             1998
                                                            ----             ----

                 Parts                                  $  799,290     $   823,429
                 Finished goods                            523,964         537,873
                 Less: allowance for obsolescence           82,000          82,000
                                                        ----------     -----------
                                       Total            $1,241,254     $ 1,279,302
                                                        ==========     ===========

5.          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect the Statement to have a material impact on the consolidated financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

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

            Information on reportable segments is as follows (in 000's):

                                                            Three Month                                         Six Month
                                                            Period Ended                                      Period Ended
                                               ------------------------------------------      -------------------------------------
                                               June 30, 1999           June 30, 1998         June 30, 1999           June 30, 1998
                                               ------------------  ----------------------    ----------------------- ---------------
       Revenues:
          Stamford/New York                         $2,429              $859                     $4,107                  $1,480
          London                                       574               693                      1,298                   1,098
          Chicago                                       39                10                         42                      24
          Inter-Segment Sales                           21                 -                         21                       6
          Inter-Segment Elimination                    (21)                -                        (21)                     (6)
                                               ============  ================    ======================= =======================
       Total Revenues                               $3,042            $1,562                     $5,447                  $2,602
                                               ============  ================    ======================= =======================

       Gross Profit:
          Stamford/New York                         $1,560              $302                     $2,618                    $490
          London                                       470               647                      1,153                   1,027
          Chicago                                       35                 8                         36                      17
                                               ============  ================    ======================= =======================
       Gross Profit                                 $2,065              $957                     $3,807                  $1,534
                                               ============  ================    ======================= =======================


7.          STOCK OPTION PLAN

            On March 30, 1999, the Board of Directors formally approved the second amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for issuance has been increased from 1,500,000 shares to 2,500,000 shares of common stock. This amendment was approved at the Company's Annual Meeting of Shareholders held on June 7, 1999.

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

Revenues
Overall revenue for the three months ended June 30, 1999 exceeded 1998 by 94.8% from $1,561,547 to $3,041,566. For the six months ended June 30, 1999, revenue grew, year-over-year, by 109.3%. Subscription revenue continued to show the most improvement by increasing 213.2% year over year for the three month period and 226.3% for the six month period. Sales also showed improvement with a year over year increase of 42.9% for the three months ended and 64.8% for the six months ended, primarily as a result of strong demand for the Company's Order Book Management System ("OBMS") Futures and Options products. With the increase of sales and subscription revenue, service contract revenue has shown a modest increase of 28.8% year over year for the three month period and 34.6% for the six month period. Revenue from export sales approximated $12,000 and $22,000 (less than 1% of revenue) during the three month and six month periods ended June 30, 1999, respectively as compared to approximately $210,000 (less than 14% of revenue) and $218,000 (less than 9% of revenue) during the comparable period in 1998.

Cost of Sales and Service and Gross Profit
The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription-based equipment. Gross profit, as a percentage of total revenue was approximately 67.9% and 69.9% for the three month and six month period ended June 30, 1999, respectively, as compared to 61.3% and 59.0% for the same time periods in 1998, respectively. The increase in gross profit percentage experienced by the Company during the three and six months ended June 30, 1999 principally resulted from the change in product mix. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During the three and six months ended June 30, 1999, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $167,200 and $299,700 for the three and six month periods ended June 30, 1999 respectively, as compared to $110,000 and $206,000 for the same periods in 1998, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $126,300 and $229,600 for the three and six month periods ended June 30, 1999 respectively, as compared to $62,000 and $118,000 for the same periods in 1998, respectively.

Selling, General and Administrative
Selling, general and administrative expenses for the three and six month periods ended June 30, 1999 were approximately $1,733,000 and $3,297,000 as compared to $1,513,000 and $2,972,000 in the comparable periods in 1998, an increase of 14.5% and 10.9%, respectively. Part of the increase in expenses for the Company is from continuing expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of product enhancements as well as new additional services. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. Management believes that the continued investment in development of the NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1999 primarily focusing on representation at technology exhibitions planned throughout the year. The Company will continue to expand these programs throughout 1999. Research and development (new explorative research) expenses for the three months and six months ended June 30, 1999 were approximately $17,000 and $144,000, respectively, as compared to $175,000 and $343,000 for the comparable periods in 1998 (a decrease of 90.3% and 58.0%, respectively) and are included in selling, general and administrative expenses. The decrease resulted from the continuation of the Company's strategy, incorporated during 1998, to balance resources between research and development and product enhancements, which strengthens our existing product lines.

Depreciation
Depreciation expense for the three and six month periods ended June 30, 1999 was approximately $142,000 and $271,000 as compared to $88,000 and $169,000 in the comparable periods in 1998, an increase of 61.4% and 60.4%, respectively. Such increases principally reflect the continued investment in the Company's infrastructure in its state-of-the-art NYFIX data center on Wall Street.

Other (Expense) Income
Financing and interest expense increased in the first three months of 1999 principally because of higher balances outstanding on the Company's new line of credit.

Other income consists of interest income earned on cash balances and notes receivable. Interest income for the three and six month periods ended June 30, 1999 approximated $23,000 and $61,000 as compared to $17,000 and $43,000 in the same periods in 1998, an increase of 35.3% and 41.9%, respectively. The increase in interest income was principally because of higher average cash balances maintained by the Company during the three and six months ended June 30, 1999 versus the comparable period in 1998.

Net Earnings (Loss)
Net earnings for the three months ended June 30, 1999 was $150,165 ($.02 per basic and diluted common share) compared to a net loss of $585,000 ($(.07) per basic and diluted common share) for the three months ended June 30, 1998. Net earnings for the six months ended June 30, 1999 was $180,342 ($.02 per basic and diluted common share) compared to a net loss of $1,526,000 ($(.18) per basic and diluted common share) for the six months ended June 30, 1998. The net earnings principally resulted from the higher level of revenues, stable product costs and minimal increases in Selling, General and Administrative expenses.

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

Liquidity and Capital Resources

The Company's primary source of liquidity has been equity capital and drawdowns from its line of credit. Since the commencement of operations, the Company has raised approximately $13.3 million of working capital through various private placements of its securities. At June 30, 1999, cash balances decreased to $1,504,946 from $3,948,004 at December 31, 1998 as a result of the Company's working capital needs and continued desire to strengthen its NYFIX and subscription infrastructure.

The Company's current assets at June 30, 1999 exceeded its current liabilities by approximately $4,471,000 million. The Company at June 30, 1999 had long-term debt totaling $1,800,000, which represents amounts drawn down from its line of credit. See discussion below. In addition, at June 30, 1999, the Company had no material commitments for capital expenditures or inventory purchases.

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

In addition, the Company has warrants outstanding for the purchase of 273,250 shares of its Common Stock. Assuming the exercise of all such outstanding Warrants, the Company would receive approximately $1,623,000 in gross proceeds.

Working Capital
At June 30, 1999 and December 31, 1998 the Company had working capital of approximately $4,471,000 and $5,970,000, respectively. The Company's present capital resources include proceeds from its November 1998 private placement of Common Stock and drawdowns from its bank credit facility.

Cash Provided by / Used in Operating Activities
During the six months ended June 30, 1999, net cash provided by operations was approximately $74,000 as compared to net cash used in operations for the six months ended June 30, 1998 of approximately $636,000.

Cash Used in Investing Activities
During the six months ended June 30, 1999 and 1998, net cash used in investing activities was approximately $2,666,000 and $1,026,000, respectively, and principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

Proceeds From Financing Activities
During the six months ended June 30, 1999 and 1998, proceeds from financing activities were approximately $148,000 and $1,070,000, respectively. The decrease is primarily attributable to a decrease in the number of Common Stock options and warrants exercised during the six month period ended June 30, 1999. During that period 18,400 options and 52,587 warrants were exercised as compared to 154,500 options and 75,500 warrants for the six month period ended June 30, 1998.

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

Customers. The Company participated in industry wide Year 2000 testing between March through April of 1999. The objective of these tests was to ensure our customer base is in full Year 2000 compliance before the end of the year. All of these tests were successful. To date, the Company has already issued Year 2000 enhancements to our customers. The Company does not envision that further industry wide tests will reveal any significant software errors. However, should there be unforeseen problems, the Company has established a Year 2000 Quality Assurance Team that will stay in place well into the Year 2000.

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

Internal needs. The Company has identified and evaluated all internal software and hardware systems for Year 2000 compliance. Vendors of such systems were contacted to document compliance and at the time of this filing, report that critical facilities and equipment will not be affected by Year 2000 concerns. In addition, the Company formulated and published contingency procedures.

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

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. We do not expect the Statement to have a material impact on our consolidated financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000.

PART II

OTHER INFORMATION

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Shareholders of the Company was held on June 7, 1999. Votes were cast with respect to the Proposals described in the Proxy Statement (filed with the Securities and Exchange Commission and incorporated herein by reference) as follows:

                  Proposal 1 - Election of Directors for a term of one year.

                          Name                   For            Withheld Vote
                          ----                   ---            -------------

                    Peter K. Hansen            8,104,639           201,925
                    John H. Chapman            8,105,739           201,925
                    Craig M. Shumate           8,103,639           201,925
                    Carl E. Warden             8,105,639           201,925

                  Proposal 2 - To ratify the appointment of Arthur Andersen LLP as auditors of the corporation for the year 1999.

                    For                        8,262,974
                    Against                       31,300
                    Abstain                       13,390

                  Proposal 3 - To approve an amendment to the Company's Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan.

                    For                        3,787,570
                    Against                      557,361
                    Abstain                       69,799
                    Non-vote                   3,892,934

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




                             Trinitech Systems, Inc.
                                           (Registrant)



                             By:/s/  Richard A. Castillo
                                     -------------------------------
                                     Richard A. Castillo
                                     Chief Financial Officer and Secretary
                                     (Principal Financial and Accounting
                                     Officer)