Form 10-Q
period 1999-09-30
NYFIX INC
filed 1999-11-12
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________to________

                           Commission File No. 0-21324

                                   NYFIX, INC.
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


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


10,511,351 shares of Common Stock were issued and outstanding as of November 11, 1999.

NYFIX, INC. (Formerly Trinitech Systems, Inc.)

FORM 10-Q
   For the quarterly period ended September 30, 1999


CONTENTS                                                                    PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed consolidated balance sheets as of September 30, 1999
            (unaudited) and December 31, 1998                                 3

            Condensed consolidated statements of operations (unaudited)
            for the Three Month and Nine Month periods ended September 30,
            1999 and 1998                                                     4

            Condensed consolidated statements of cash flows (unaudited)
            for the Nine Month periods ended September 30, 1999 and 1998      5

            Notes to condensed consolidated financial statements (unaudited)  6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              11

PART II.    OTHER INFORMATION                                                17

          NYFIX, INC. AND SUBSIDIARY (Formerly Trinitech Systems, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,    December 31,
ASSETS                                                                                1999             1998
                                                                                      ----             ----
                                                                                   (Unaudited)         (a)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  3,583,505     $  3,948,004
    Accounts receivable - less allowance of $150,952 and $92,986, respectively       6,753,346        3,417,418
    Inventories, net                                                                 1,186,481        1,279,302
    Due from joint venture                                                             363,970             --
    Prepaid expenses and other current assets                                          535,950          283,912
    Receivable from officers                                                           135,902          120,583
                                                                                  ------------     ------------
                      Total Current Assets                                          12,559,154        9,049,219

EQUIPMENT, net of accumulated depreciation of $2,254,042 and
   $1,453,882, respectively
                                                                                     5,192,802        2,854,131

OTHER ASSETS, net of accumulated amortization of $2,045,469 and
   $1,538,504, respectively                                                          1,784,646        1,094,169
                                                                                  ------------     ------------

                      TOTAL                                                       $ 19,536,602     $ 12,997,519
                                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $  1,542,290     $    873,817
    Accrued expenses                                                                   928,457          635,943
    Advanced Billings                                                                2,813,569        1,489,057
    Payroll and other taxes payable                                                    195,973           79,953
    Credit Line Payable - Short term                                                   250,000             --
                                                                                  ------------     ------------

                      Total Current Liabilities                                      5,730,289        3,078,770

CREDIT LINE PAYABLE - LONG TERM                                                      2,250,000        1,800,000
                                                                                  ------------     ------------

                      Total Liabilities                                              7,980,289        4,878,770
                                                                                  ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  10% Convertible preferred stock - par value $1.00; 1,000,000 shares authorized; -0- issued and outstanding

  Common stock - par value $.001; 15,000,000 authorized; 9,636,351 and
    9,408,530 shares issued and outstanding, respectively                                9,636            9,409
    Warrants                                                                           169,572          125,513
    Additional paid-in capital                                                      17,713,864       14,767,116
    Accumulated deficit                                                             (5,782,354)      (6,330,364)
    Due from officers and directors                                                   (554,405)        (452,925)
                                                                                  ------------     ------------

                      Total Stockholders' Equity                                    11,556,313        8,118,749
                                                                                  ------------     ------------

                      TOTAL                                                       $ 19,536,602     $ 12,997,519
                                                                                  ============     ============

(a) The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

          NYFIX, INC. AND SUBSIDIARY (Formerly Trinitech Systems, Inc.)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Month         Three Month        Nine Month       Nine Month
                                                        Period Ended        Period Ended      Period Ended     Period Ended
                                                        September 30,       September 30,     September 30,    September 30,
                                                              1999             1998              1999             1998
                                                              ----             ----              ----             ----
REVENUES:
Sales                                                    $    709,878     $    528,998     $  2,584,384     $  1,666,456
Subscription Revenue                                        1,839,024          589,258        4,565,074        1,424,748
Service Contracts                                             447,687          325,038        1,293,859          953,913
                                                         ------------     ------------     ------------     ------------
      Total Revenues                                        2,996,589        1,443,294        8,443,317        4,045,117

COST OF RECURRING CONTRACTS and SALES                         902,610          653,361        2,542,450        1,721,011
                                                         ------------     ------------     ------------     ------------
GROSS PROFIT                                                2,093,979          789,933        5,900,867        2,324,106
                                                         ------------     ------------     ------------     ------------
EXPENSES:
Selling, general and administrative                         1,543,162        1,237,543        4,839,879        4,193,569
Depreciation                                                  150,332          130,199          421,342          298,831
Amortization                                                    5,060            4,596           14,765           13,786
                                                         ------------     ------------     ------------     ------------
      Total Expenses                                        1,698,554        1,372,338        5,275,986        4,506,186
                                                         ------------     ------------     ------------     ------------
EARNINGS (LOSS) FROM OPERATIONS                               395,425         (582,405)         624,881       (2,182,080)

OTHER (EXPENSE) INCOME - NET                                  (11,196)           6,865          (49,835)          84,760
                                                         ------------     ------------     ------------     ------------

NET EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES         384,229         (575,540)         575,046       (2,097,320)

PROVISION FOR INCOME TAXES                                     16,561            4,064           27,036            8,284
                                                         ------------     ------------     ------------     ------------
NET EARNINGS (LOSS)                                      $    367,668     $   (579,604)    $    548,010     $ (2,105,604)
                                                         ============     ============     ============     ============
BASIC EARNINGS (LOSS) PER COMMON SHARE                   $       0.04     $      (0.07)    $       0.06     $      (0.24)
                                                         ============     ============     ============     ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            9,469,637        8,771,530        9,455,138        8,682,780
                                                         ============     ============     ============     ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE                 $       0.04     $      (0.07)    $       0.05     $      (0.24)
                                                         ============     ============     ============     ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         10,236,718        8,771,530       10,020,345        8,682,780
                                                         ============     ============     ============     ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

         NYFIX, INC. AND SUBSIDIARY (Formerly Trinitech Systems, Inc.)


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   Nine Month        Nine Month
                                                                  Period Ended      Period Ended

                                                                  September 30,     September 30,
                                                                      1999              1998
                                                                      ----              ----

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                $   426,277     $(1,081,812)
                                                                   -----------     -----------
INVESTING ACTIVITIES:
    Payments for equipment, net of retirements                      (3,138,830)     (1,377,419)
    Payments for other assets                                       (1,197,441)       (576,105)
                                                                   -----------     -----------

                      Net cash used in investing activities         (4,336,271)     (1,953,524)
                                                                   -----------     -----------

FINANCING ACTIVITIES:
    Proceeds from line of credit                                       700,000       2,000,000
    Issuance of common stock                                         2,845,495         890,313
    Repayment of borrowings                                               --          (593,564)
                                                                   -----------     -----------

                      Net cash provided by financing activities      3,545,495       2,296,749
                                                                   -----------     -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (364,499)       (738,587)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       3,948,004       2,141,307
                                                                   -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 3,583,505     $ 1,402,720
                                                                   ===========     ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NYFIX, INC. (Formerly Trinitech Systems, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.       ORGANIZATION

         On October 21, 1999, shareholders of Trinitech Systems, Inc. approved the Board of Directors decision to change the name of the company to NYFIX, Inc. ("NYFIX" or the "Company"), effective October 25, 1999. In conjunction with the name change the Company changed its ticker symbol on the American Stock Exchange to "NYF".


2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, which comprise normal and recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

         Certain 1998 balances have been reclassified to conform to the 1999 presentation.


3.       PER SHARE INFORMATION

         The Company's basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and stock warrants.

                                                        Three Month                   Nine Month
                                                        Period Ended                  Period Ended
                                               ------------------------------   -------------------------
                                                September        September      September       September
                                                30, 1999         30, 1998       30, 1999        30, 1998
                                                --------         ---------      ---------       ---------

Net Earnings (Loss)                             $   367,668    $  (579,604)    $   548,010    $(2,105,604)
                                                ===========    ===========     ===========    ===========

Basic Weighted Average Shares Outstanding         9,469,637      8,771,530       9,455,138      8,682,780
                                                -----------    -----------     -----------    -----------

Basic Earnings (Loss) per Common Share          $      0.04    $     (0.07)    $      0.06    $     (0.24)
                                                -----------    -----------     -----------    -----------

     Dilutive Options                               647,595           --           471,762           --
     Dilutive Warrants                              119,486           --            93,446           --
                                                -----------    -----------     -----------    -----------

Dilutive Weighted Average Shares Outstanding     10,236,718      8,771,530      10,020,345      8,682,780
                                                ===========    ===========     ===========    ===========

Dilutive Earnings (Loss) per Common Share       $      0.04    $     (0.07)    $      0.05    $     (0.24)
                                                ===========    ===========     ===========    ===========

         Stock options and warrants were excluded from the earnings per share calculation for the three and nine month periods ended September 30, 1998 since the amounts would be anti-dilutive.


4.       INCOME TAXES

         The Company's projected annual Federal income tax provision has been offset through the utilization of net operating loss carry-forwards. The Company's income tax provision consists of estimated state and local income taxes.


5.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following:

                                                September 30,    December 31,
                                                  1999               1998
                                                  ----               ----

         Parts                                  $773,491           $823,429
         Finished goods                          494,990            537,873
         Less: allowance for obsolescence         82,000             82,000
                                              ----------         ----------
                                       Total  $1,186,481         $1,279,302
                                              ==========         ==========

6.       IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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


7.       BUSINESS SEGMENT INFORMATION

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

         Information on reportable segments is as follows (in 000's):

                                    Three Month             Nine Month
                                    Period Ended           Period Ended
                             -----------------------------------------------
                              September    September   September   September
                               30, 1999     30, 1998    30, 1999    30, 1998
                               --------    ----------  ----------  ---------
         Revenues:
  Stamford/New York            $ 2,039     $ 1,042     $ 6,145     $ 2,522
  London                           807         400       2,105       1,498
  Chicago                          151           1         193          25
  Inter-Segment Sales               38           6          59          47
  Inter-Segment Elimination        (38)         (6)        (59)        (47)
                               -------     -------     -------     -------
Total Revenues                 $ 2,997     $ 1,443     $ 8,443     $ 4,045
                               =======     =======     =======     =======

Gross Profit:
  Stamford/New York            $ 1,264     $   465     $ 3,882     $   955
  London                           691         325       1,844       1,352
  Chicago                          139        --           175          17
                               -------     -------     -------     -------
Gross Profit                   $ 2,094     $   790     $ 5,901     $ 2,324
                               =======     =======     =======     =======

8        CAPITAL STOCK

         On September 7, 1999, the Company completed a private placement of 125,000 shares of Common Stock to an institutional investment firm at a price of $20.375 per share for an aggregate value of $2,546,875.

         On October 21, 1999, shareholders approved an increase in the authorized shares of the Company's Common and Preferred Stock. Common shares will increase from 15 million to 60 million shares and Preferred shares from 1 million to 5 million shares. Along with this increase, the Board of Directors authorized a 3 for 2 stock split in the form of a 50% stock dividend to all shareholders of record on November 1, 1999, payable November 15, 1999.

         The following tables show the proforma effect of the stock split on the earnings per share for the three month and nine month periods ended September 30, 1999 and 1998:

                                                        Three Month                       Nine Month
                                                        Period Ended                      Period Ended
                                               -------------------------------  ------------------------------
                                                September         September      September       September
                                                30, 1999          30, 1998       30, 1999        30, 1998
                                               -------------------------------  ---------------  -------------

Net Earnings (Loss)                             $    367,668    $   (579,604)    $    548,010    $ (2,105,604)
                                                ============    ============     ============    ============

Basic Weighted Average Shares Outstanding         14,204,456      13,157,295       14,182,707      13,024,170
                                                ------------    ------------     ------------    ------------

Basic Earnings (Loss) per Common Share          $       0.03    $      (0.04)    $       0.04    $      (0.16)
                                                ------------    ------------     ------------    ------------

     Dilutive Options                                971,393            --            707,643            --
     Dilutive Warrants                               179,229            --            140,169            --
                                                ------------    ------------     ------------    ------------

Dilutive Weighted Average Shares Outstanding      15,355,078      13,157,295       15,030,519      13,024,170
                                                ============    ============     ============    ============

Dilutive Earnings (Loss) per Common Share       $       0.02    $      (0.04)    $       0.04    $      (0.16)
                                                ============    ============     ============    ============

         Stock options and warrants were excluded from the earnings per share calculation for the three and nine month periods ended September 30, 1998 since the amounts would be anti-dilutive.

9        STOCK OPTION PLAN

         On March 30, 1999, the Board of Directors formally approved the second amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for issuance has been increased from 1,500,000 shares to 2,500,000 shares of common stock. This amendment was approved at the Company's Annual Meeting of Shareholders held on June 7, 1999. In connection with the aforementioned stock split payable on November 15, 1999, the number of shares reserved for issuance will be increased to 3,750,000.

10.      JOINT VENTURE

         On October 27, 1999, NYFIX, Inc. announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium") with a consortium of leading international banks and brokerage firms. NYFIX Millennium intends to operate as an alternative trading system. All of the members of the consortium, including NYFIX, Inc. have invested $2,000,000 each in NYFIX Millennium. Pursuant to the Operating Agreement, NYFIX Millennium profits will be allocated 80% to NYFIX and 20% to the non-NYFIX, Inc. partners. The first $14,000,000 in losses will be allocated to the seven non-NYFIX, Inc. investors, which equals the extent of their capital investment in NYFIX Millennium. NYFIX, Inc. has incurred operating and capital costs on behalf of NYFIX Millennium. Such costs are reflected as Due from Joint Venture on the Company's balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

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

On October 27, 1999, the Company announced the formation of NYFIX Millennium LLC ("NYFIX Millennium") with a consortium of leading international banks and brokerage firms. NYFIX Millennium is registering as a Broker/Dealer and plans to operate in compliance with Regulation ATS. NYFIX Millennium is an "Integrated ATS, Exchange Access and Intelligent `Best Execution' Order-Routing System" designed to provide the financial community with "Best-Execution." NYFIX Millennium is built upon NYFIX's proprietary "Super FIX Engine" technology and existing NYFIX network infrastructure. NYFIX Millennium is a Hybrid Market
System leveraging new regulation and technology with the power of the traditional markets.

REVENUES

Overall revenue for the three months ended September 30, 1999 exceeded 1998 by 108% from $1,443,000 to $2,997,000. Sales increased 34%, subscription revenue increased 212% and service revenue increased 38% over the comparable period in 1998. Revenue for the nine months ended September 30, 1999 increased by 109%, from $4,045,000 to $8,443,000 from the same period in 1998. Sales increased 55%, subscription revenue increased 220% and service revenue increased 36%.

The increase in sales was primarily due to strong demand for the Company's Order Book Management System ("OBMS") Futures & Options Product. The increase in service revenue is principally a result of the increase in subscription revenue. The increase in subscription revenue is due in part to the increased signups from the fourth quarter of 1998 through the first half of 1999. In the second half of 1998 the Company announced record signings of subscription customers.

Revenue from export sales approximated $8,000 and $30,000 (.3% and .4% of revenue) during the three and nine month periods ended September 30, 1999, respectively as compared to approximately $8,000 and $226,000 (1% and 6% of revenue) during the comparable periods in 1998, respectively.

COST OF SALES AND SERVICE AND GROSS PROFIT
The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription-based equipment. Gross profit, as a percentage of total revenue was approximately 70% for the three month and nine month period ended September 30, 1999, respectively, as compared to 55% and 57% for the same time periods in 1998, respectively. The increase in gross profit percentage experienced by the Company during the three and nine months ended September 30, 1999 principally resulted from increased software sales which have higher margins than hardware sales and improvement in the Company's pricing structure for subscription revenue which is reflected in the increased subscription revenue year over year. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During the three and nine months ended September 30, 1999, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $193,000 and $492,000 for the three and nine month periods ended September 30, 1999 respectively, as compared to $124,000 and $330,000 for the same periods in 1998, respectively. Also included in cost of sales is depreciation expense for subscription based equipment of approximately $149,000 and $379,000 for the three and nine month periods ended September 30, 1999 respectively, as compared to $88,000 and $205,000 for the same periods in 1998, respectively.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the three and nine month periods ended September 30, 1999 were approximately $1,543,000 and $4,840,000 as compared to $1,238,000 and $4,194,000 in the comparable periods in 1998, an increase of 25% and 15%, respectively. Part of the increase in expenses for the Company is from continuing expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of product enhancements as well as new additional services. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. In addition, during June 1999, the Company relocated its London office, which resulted in higher office occupancy costs. Management believes that the continued investment in development of the NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1999 primarily focusing on representation at technology exhibitions planned throughout the year but did experience some cost savings as a result of a decrease in print media advertising during 1999. Research and development (new explorative research) expenses for the three months and nine months ended September 30, 1999 were approximately $75,000 and $219,000, respectively, as compared to $147,000 and $490,000 for the comparable periods in 1998 (a decrease of 49% and 55%, respectively) and are included in selling, general and administrative expenses. The decrease resulted from the continuation of the Company's strategy, incorporated during 1998, to balance resources between research and development and product enhancements, which strengthens our existing product lines.

DEPRECIATION
Depreciation expense for the three and nine month periods ended September 30, 1999 was approximately $150,000 and $421,000 as compared to $130,000 and $299,000 in the comparable periods in 1998, an increase of 15% and 41%, respectively. Such increases principally reflect the continued investment in the Company's infrastructure in its state-of-the-art NYFIX data center on Wall Street.

OTHER (EXPENSE) INCOME
Financing and interest expense for the three and nine months ended September 30, 1999 approximated $44,000 and $143,000 as compared to $15,000 and $27,000 for the comparable periods in 1998, respectively. The increases are primarily because of higher balances outstanding on the Company's line of credit during 1999, combined with an increase in interest rates during 1999 and the effect of financing expense on the warrants issued in connection with the line of credit (see Liquidity and Capital Resources below).

Other income primarily consists of interest income earned on cash balances and notes receivable. Interest income for the three and nine month periods ended September 30, 1999 approximated $25,000 and $85,000 as compared to $19,000 and $62,000 in the same periods in 1998. The increase in interest income was principally because of higher average cash balances maintained by the Company during the three and nine months ended September 30, 1999 versus the comparable period in 1998.

NET EARNINGS (LOSS)
Net earnings for the three months ended September 30, 1999 was $367,668 ($0.04 per basic and diluted common share) compared to a net loss of $579,604 ($(.07) per basic and diluted common share) for the three months ended September 30, 1998. Net earnings for the nine months ended September 30, 1999 was $548,010 ($0.06 per basic and $0.05 per diluted common share) compared to a net loss of $2,105,604 ($(.24) per basic and diluted common share) for the nine months ended September 30, 1998. The net earnings principally resulted from the higher level of revenues and margins, stable product costs and minimal increases in Selling, General and Administrative expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been equity capital and drawdowns from its line of credit. In November of 1998 NYFIX raised approximately $3,450,000 and in September of 1999 raised approximately $2,547,000 from private placements of its securities. At September 30, 1999, cash balances decreased to $3,583,505 from $3,948,004 at December 31, 1998 as a result of the Company's working capital needs and continued desire to strengthen its NYFIX and subscription infrastructure.

The Company at September 30, 1999 had total debt of $2,500,000, which represents amounts drawn down from its line of credit. See discussion below. In addition, at September 30, 1999, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13, 1998, the Company entered into a three year $3,000,000 line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The
Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime rate. The rate used is management's discretion. The Company drew down an aggregate of $1,800,000 under the agreement during 1998 and an additional $700,000 during 1999. The Agreement requires monthly payments of interest only until January 30, 2000. Principal drawdowns under the Agreement can not be prepaid in the first eighteen months. Repayment of principal commences on July 30, 2000 with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. A Company shareholder and the Company's president personally secure the debt. In consideration for securing the Agreement, the said shareholder and president received 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued. Expense related to the warrants issued to the non-employee shareholder will be recognized over the three-year term of the Agreement.

In association with obtaining the $3,000,000 line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1,000,000 line of credit agreement in September 1998) and repaid all outstanding term loans.

The Company believes that with its available capital, the line of credit facility and anticipated funds generated from operations it will be able to fund its cash needs through the end of 1999 without the need for additional capital or financing. The Company intends to utilize its projected positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations grow more rapidly than anticipated and do not generate cash to the extent currently anticipated by management of the Company, it is possible that the Company could require additional funds beyond 1999. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

In addition, the Company has warrants outstanding for the purchase of 253,250 shares of its Common Stock. Assuming the exercise of all such outstanding Warrants, the Company would receive approximately $1,533,000 in gross proceeds.

WORKING CAPITAL
At September 30, 1999 and December 31, 1998 the Company had working capital of approximately $6,829,000 and $5,970,000, respectively. The Company's present capital resources include proceeds from its September 1999 and November 1998 private placement of Common Stock and drawdowns from its bank credit facility.

CASH PROVIDED BY / USED IN OPERATING ACTIVITIES
During the nine months ended September 30, 1999, net cash provided by operations was approximately $426,000 as compared to net cash used in operations for the nine months ended September 30, 1998 of approximately $1,082,000.

CASH USED IN INVESTING ACTIVITIES
During the nine months ended September 30, 1999 and 1998, net cash used in investing activities was approximately $4,336,000 and $1,954,000, respectively, and principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

PROCEEDS FROM FINANCING ACTIVITIES
During the nine months ended September 30, 1999 and 1998, proceeds from financing activities were approximately $3,545,000 and $2,297,000, respectively. The increase is primarily due to the $2,500,000 private placement in September of 1999.

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

NYFIX can not assure that third-party utilities and service providers will be in a position to address an unforeseen concern in a timely basis. Failure of a third party to correct an issue could result in significant loss of revenue, cause business disruption, a loss of customers, and could materially affect our financial condition.

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

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. We do not expect the Statement to have a material impact on our consolidated financial statements. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after September 15, 2000.

RISK FACTORS: FORWARD LOOKING STATEMENTS
This document contains certain forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to market and develop its products. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this document will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


PART II

OTHER INFORMATION

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




                                   NYFIX, INC.
                                            (Registrant)



                                   By: /s/ Richard A. Castillo
                                       ---------------------------
                                       Richard A. Castillo
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)