Form 10-K
period 1999-12-31
NYFIX INC
filed 2000-04-03
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        (Mark one)
                         X Annual report  pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999 OR
                            Transition report pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934 For the transition period from ________to________

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

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE         NASDAQ STOCK MARKET
     (Title of each class)           (Name of each exchange on which registered)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The Issuer's revenues for the fiscal year ended December 31, 1999 were $12,209,451.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $719 million, as of March 23, 2000. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of March 23, 2000 there were 16,237,062 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents                                    Form 10-K Reference
            Proxy Statement for the
            2000 Annual Meeting
               of Stockholders                           Part III, Items 10 - 13

                                     PART I

ITEM 1. BUSINESS
Description of Business

NYFIX, Inc. (the "Company" or "NYFIX") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities, futures & options, and currencies. The Company's NYFIX Network, a combined FIX (Financial Information Exchange protocol) and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side and exchange floor environments. NYFIX is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago and London. The Company (formerly Trinitech Systems, Inc.) was incorporated in New York in 1991 and is listed on the Nasdaq Stock Market under the symbol NYFX. Prior to March 6, 2000, the Company's common stock was traded on the American Stock Exchange under the ticker symbol NYF. Prior to October 25, 1999, the Company's common stock was traded on the American Stock Exchange under the ticker symbol TSI.

The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems and connectivity services to the global financial services industry. The Company offers its customers the ability to enter and route orders and executions electronically from "end-to-end," from the buy-side/retail institution or remote branch office through to the exchange floors and electronic exchanges. The Company's technology is being used by such major firms as Lehman Brothers, Deutsche Bank, Warburg Dillon Read, ING Barings and Merrill Lynch, among others.

The Company's systems provide electronic order entry, order routing, tracking and risk monitoring capabilities, replacing existing paper and telephone based trading and eliminating a number of redundant steps in the order flow and execution reporting process. As the financial industry continues to move from a paper and voice driven tracking environment to real-time electronic-based trading, management believes NYFIX is well positioned to take advantage of this growing trend. Wall Street firms are recognizing the ability of electronic trading systems to enhance order and information flow and improve trading performance by eliminating trading errors and providing on-line risk management, in addition to the cost efficiencies associated with electronic trading. Numerous trading scandals have provided further impetus for the implementation of electronic trading systems with risk monitoring and audit tracking capabilities by financial risk managers.

In September 1997, the Company launched its NYFIX Network, a FIX and Exchange Access Network designed to provide the financial community with a central electronic meeting place for routing real-time orders and other FIX messages. NYFIX provides the Company's equities customers access to its subscription-based quote, order and execution routing systems as well as providing connectivity between the buy-side, sell-side and exchange floor environments through the industry standard protocol, FIX. NYFIX offers financial firms the ability to utilize the Company's systems without having to invest in a communications infrastructure. Furthermore, the Company's NYFIX Data Centers offer the potential for an "any to any" relationship for routing orders and executions between and among firms, various exchanges and alternative sources of liquidity including Electronic Communications Networks (ECNs). The Company has made considerable progress implementing its subscription-based NYFIX business model throughout 1999 and management believes the Company is well positioned for further growth in 2000. NYFIX continues to provide the financial industry with complete systems, including the raw terminals (hardware manufactured by NYFIX), the software and the infrastructure (through its NYFIX Data Centers) to tie the trading industry together for the electronic entry and routing of orders and executions.

All of the Company's products are available in flexible building blocks that can be sold as complete systems or separately to complement existing customer components. This has given the Company the ability to collect revenue from each "link" of the trading process. The Company also continues to expand and enhance its product portfolio with new and complementary software modules and connectivity services that allow the Company to collect revenue from multiple levels. The Company offers its trading systems on a subscription basis, with hardware, software and maintenance provided for a monthly fee. For the Company's customers, this pricing model offers minimal up-front investment in technology as well as an alternative to costly in-house development. For the Company, it offers a simplification of the sales cycle as well as significant recurring revenue. From time to time, the Company does offer certain products (such as a custom enhancement) for a one-time fee. The Company as a whole is moving away from its previous capital sales model and now offers its systems, including the entire NYFIX product line, on a subscription basis.

NYFIX Millennium, L.L.C.
In October of 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium"), which is a joint venture between NYFIX and Deutsche Bank, ING Barings, Lehman Brothers, Morgan Stanley Dean Witter, Sanford C. Bernstein & Co., Inc., SG Cowen Securities and Warburg Dillon Read. NYFIX Millennium is an "Integrated Alternative Trading System (ATS), Exchange Access and Intelligent `Best Execution' Order-Routing System." NYFIX Millennium will provide a state-of-the art execution facility for both listed and OTC securities. NYFIX Millennium is referred to as a Hybrid Market System because it combines the electronic execution technology of an ECN with the liquidity of traditional primary markets. Through real-time matching and automatic forwarding of unexecuted orders to the primary exchange markets, NYFIX Millennium plans to provide traders unparalleled access to liquidity. NYFIX Millennium plans to generate transaction-oriented revenue by providing documented "Price-Improvement" executions through its ATS and "Intelligent Order-routing" functions. NYFIX Millennium plans to operate as a Broker/Dealer in compliance with Regulation ATS and its Broker/Dealer application is currently on file with the SEC. The NYFIX Millennium ATS is currently under development with formal launch slated in the second half of 2000.

                                    Products

Portfolio of Complete Electronic Trading Systems NYFIX supplies complete, standardized trading solutions that consist of hardware, proprietary software packages and network technology for the trading of equities and futures & options. In addition, the Company supports its customers in all aspects of planning and implementing these systems as well as providing on-going technical support.

The Company has two principal business groups: The Equities Group and the Future & Options Group. Each group has built its business and technical management staff with expert knowledge so that their individual product segments are efficiently targeted to their respective customers. The Equities Group operates primarily out of the Company's Stamford and New York offices and the Future and Options Group operates primarily out of the Company's London and Chicago offices. However, each location has the opportunity to sell all of the Company's products.

Equities Group-Products
The Company has developed eight systems for equities trading:
1.          Market Looks System
2.          FloorReport
3.          FIXTrader
4.          NYFIX Network Services
5.          Breakwatch
6.          TradeWatch
7.          NYFIX HandHeld
8.          Nasdaq Trader Interface

The NYFIX Market Looks System consists of the Trinitech Touchpad(R), a scanner, server and proprietary software. The touchpad was designed by the Company to simplify and expedite the entry of orders and information related to the trading of financial instruments. The Trinitech Touchpad(R), with its patented flat panel design, was developed to optimize critical trader/broker desktop real estate. Its proprietary open architecture offers seamless integration with all major industry operating systems, thereby allowing customers to freely choose between the most popular operating systems. The Market Looks Systems is comprised of two complementary software modules: FloorLook for the exchange floor booth and ImageViewer for the upstairs trader workstation. The Market Looks System solves the challenge faced by member firms in getting real-time quotes or "looks" on stocks directly from the exchange floor to firms' upstairs trading operations. The Market Looks System operates by scanning handwritten quote slips called "looks" into a scanner by a floor clerk located at the member's booth. These scanned looks are instantly transmitted to upstairs traders at their workstations in multiple sites and remote offices. Implementation of the system results in the elimination of repetitive telephone traffic between clerks and traders. The Market Looks System helps firms reduce errors and disseminate information more efficiently.

The NYFIX FloorReport System is a complete electronic order management system designed for member firms' exchange floor operations. Orders are received electronically from upstairs traders (via the FIX Protocol), with execution information routed back in the same efficient manner. FloorReport enables floor clerks to route execution information to sales and block traders in real time, enabling them to better service their customers. FloorReport organizes orders in a central blotter, helping clerks by tracking status and calculating average price in real-time.

The NYFIX FIXTrader System is a complete order management system for upstairs traders, which allows the electronic entry and routing of orders and executions between buy-side institutions, sales and block desks and exchange floor booths. Traders enter orders quickly and efficiently through a Touchpad(R) (or a mouse and keyboard configuration) and which are then routed to the appropriate venue in seconds, with executions routed back in the same efficient manner. With the financial industry's adoption of FIX as the standard protocol for communicating electronically, FIXTrader offers an easy way for firms to gain FIX compliance. FIXTrader enables firms to receive orders from electronically from the buy-side as well as connect to back office systems helping firms achieve straight-through processing.

The NYFIX Network is a Combined FIX and Exchange Access Network that link various companies throughout the financial industry for the electronic communication of trade information. Connecting buy-side, brokerage, exchange floor booths and various exchange systems, NYFIX is a private, secure network designed to provide firms with secure and reliable transmission of their electronic trade information. NYFIX provides a number of benefits to clients including reduced cost compared to maintaining one's own network, increased routing options and network management ensuring connectivity between parties.

Breakwatch is NYFIX's application for identifying intra-day trade errors. This program helps firms identify potential trading errors, giving firms a chance to rectify mistakes on the day the trade takes place. Breakwatch also provides a link into the OCS system, simplifying reporting as per exchange trade reporting requirements.

TradeWatch is NYFIX's application for monitoring an entire trading desk's positions. This application, used by head traders and/or risk managers, enables management to keep apprised of all the trading desk's positions by integrating data from all of the firm's FIXTrader workstations.

The NYFIX HandHeld is the Company's Market Looks System, which runs on a handheld computer. This wireless, lightweight computer is used by exchange floor brokers to transmit looks from the specialist to their booth and directly to traders' workstations. Battery-powered, the NYFIX HandHeld enables the simultaneous transmission of looks to multiple traders as well as enabling traders to receive looks directly from "the crowd" on the trading floor. The Handheld units were rolled out during the first quarter of 2000. This rollout represents a productivity pilot, which will determine the final rollout phase for the remainder of 2000.

NYFIX' Nasdaq Trader Interface is an application designed to accommodate order management and routing for the Nasdaq marketplace. Level II compliant, the Nasdaq Trader Interface will enable traders to communicate electronically with the Nasdaq market. The Nasdaq Trader Interface will be rolled out during the first quarter of 2000. This rollout represents a productivity pilot, which will determine the final rollout phase for the remainder of 2000.

During 1999, the Company enhanced its product line by adding a number of auxiliary services, such as increased connectivity options and linkages as well as increased functionality. Product development continues to be focused on adding more features to the Company's existing product line, accommodating customer requests.

Product Pricing-Equities Group
All of NYFIX' products for equities trading are sold on a subscription basis, with hardware, software and maintenance provided for a monthly subscription fee. Subscription agreements usually run from one to three years, with automatic multiple year renewal provisions included. Products are priced on a monthly basis per terminal.

Product Penetration-Equities Group
Building upon the Data Center established in late 1996, the Company launched NYFIX, its combined FIX and Exchange Access Network, in September 1997. The Network and data center, strategically located several blocks from the New York Stock Exchange, offers easy monthly subscription-based access to all of the Company's quote, order and execution routing systems. The NYFIX Network also allows smaller "two-dollar" and independent brokers access to the Company's systems. Firms no longer need a communications infrastructure to utilize the Company's systems, as they can simply subscribe to the service. During 1999, the Company has continued to invest in the NYFIX data center infrastructure to accommodate customer needs and growth of the service.

Futures and Options Group-Products
For the futures & options trading market, the Company markets its Futures and Options Order Book Management System ("OBMS"), which enables futures and options traders to enter, route and manage orders and executions in real-time. Global order routing between different international branches of the same firm and all the major global exchanges, both open outcry and electronic is supported by this comprehensive system. OBMS is offered utilizing the Company's patented Trinitech Touchpad(R) or in stand-alone software versions.

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

The Company continued its aggressive marketing efforts in 1999 and increased its global presence by exhibiting its products at numerous domestic and international technology and financial industry conferences. The Company also generated significant press coverage with respect to its FIX trading solutions and industry wide FIX and exchange connectivity network, NYFIX. The Company intends to continue its marketing initiatives in 2000.

                                   Competition

Electronic Trading Systems
Competition exists in the Company's primary market. The Company believes that it competes favorably with its trading systems, gaining additional leverage through optimized integration of NYFIX's advanced systems and its large number of connectivity options. To further enhance the marketability of its systems, the Company is implementing its solutions on the most popular and well-established client server architectures.

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

Rule 123 Amendment
NYFIX is aware of amendments on file with the SEC to change certain regulations governing the recording and transmission of orders to and on the NYSE floor. The first phase of such regulations calls for all orders received on the NYSE floor to be input into an electronic order management system for better monitoring and tracking of trades. The second phase calls for all orders to the exchange to be sent electronically. The Company believes this regulation is positively impacting NYFIX's business. The Company already produces systems capable of meeting and exceeding regulatory requirements with many additional features designed to reduce errors and maximize customer efficiency. Management believes that this "regulatory push" continues to provide NYFIX an even greater opportunity to capture market share both on the exchange floor and on the upstairs trading desks.

                                    Employees

As of March 17, 2000 the Company had 80 full-time employees.


                    Risk Factors: Forward Looking Statements

The management discussion and analysis and the information provided elsewhere in this Form 10-K contain forward looking statements regarding the Company's future plans, objectives and expected performance. Those statements are based on assumptions that the Company believes are reasonable, but are subject to a wide range of risks and uncertainties, and a number of factors could cause the Company's actual results to differ materially from those expressed in the forward looking statements referred to above. These factors include, among others, the Company's ability to further penetrate the financial services market with a full range of the Company's products and the highly competitive market in which the Company operates.

ITEM 2. PROPERTIES

The Company maintains its executive offices and production facilities in leased premises at 333 Ludlow Street, Stamford, CT 06902 and its European Sales Office in London, England. The Company's US headquarters consists of approximately 8,600 square feet at a current annual rental of approximately $185,000, expiring on May 31, 2002. The Company's London office signed a new lease in 1999, expiring on June 6, 2009, at an approximate yearly rental of $137,000, excluding local taxes. The annual rental income is approximately $37,000, excluding local taxes. The Company also rents office space at 100 Wall Street, New York, NY 10005 and at 20 North Wacker Drive, Chicago, IL 60606 for an annual rental of approximately $150,000 and $19,000, respectively and approximately 4,800 square feet and 1,000 square feet, respectively.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company or to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

(a)         The special meeting of shareholders was held on October 21, 1999.

(b) Matters voted on at the meeting and the number of votes cast.


                                                                    Votes Against                           Broker
                                                      Voted For     Or Withheld             Abstentions     Non-Votes
                                                      ---------     -----------             -----------     ---------
(1)    Approval of                                    8,840,234       35,562                7,379           -
       Amendment to the
       Company's Certificate of
       Incorporation  to  change  the  name of
       the  Company  from  Trinitech  Systems,
       Inc. to NYFIX, Inc.
(2)    Approval of                                    5,996,876       348,337              12,219           -
       Amendment to the
       Company's Certificate of
       Incorporation to increase
       the number of authorized
       shares of common stock,
       $.001 par value of
       the Company from
       15,000,000 to
       60,000,000 and
       increase the number of
       authorized shares of
       preferred stock,
       $1.00 par value of
       the Company from
       1,000,000 to
       5,000,000


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

The Company's Common Stock is traded on Nasdaq Stock Market under the symbol NYFX. Prior to March 6, 2000, the Company's common stock was traded on the American Stock Exchange under the ticker symbol NYF. Prior to October 25, 1999, the Company's common stock was traded on the American Stock Exchange under the ticker symbol TSI. The following table sets forth the high and low sales prices for the Common Stock, for the periods presented, as reported by the AMEX.

Prices of Common Stock

                                           High                         Low

1999 Fiscal Year *

First Quarter                              $6.33                        $4.58
Second Quarter                             $12.25                       $4.25
Third Quarter                              $20.00                       $9.58
Fourth Quarter                             $31.75                       $16.67

1998 Fiscal Year *                         High                         Low
----------------                           ----                         ---

First Quarter                              $5.75                        $4.00
Second Quarter                             $5.17                        $3.83
Third Quarter                              $5.33                        $3.67
Fourth Quarter                             $6.33                        $3.83



1997 Fiscal Year *                         High                         Low
----------------                           ----                         ---

First Quarter                              $4.67                        $3.42
Second Quarter                             $4.25                        $3.71
Third Quarter                              $6.63                        $5.83
Fourth Quarter                             $6.00                        $5.17

*Restated for 3 for 2 stock split in the form of a stock dividend effective 11/15/99

(b) Holders
At March 23, 2000 the records of the Company's transfer agent indicated that there were 457 holders of record of the Company's Common Stock.

(c) Dividends
Stockholders of the Company's Common Stock are entitled to dividends if and when declared by the Board of Directors out of funds legally available. The Company has not paid or declared any dividends on any class of its capital stock since its organization and has no present intention of paying cash dividends on its Common Stock. The Company intends to utilize any earnings it may achieve for the development of its business and for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA


                                                         1999            1998            1997               1996             1995
                                                         ----            ----            ----               ----             ----
Net Revenue                                          $ 12,209,451    $  6,235,393     $  5,006,017     $  7,013,605     $  5,044,647
Net Earnings (loss) from Operations                     1,194,166      (2,226,337)      (2,712,109)        (518,781)          15,515
Net Earnings (loss) Per Common Share:
      Basic                                                  0.07           (0.17)           (0.21)           (0.04)            0.01
      Diluted                                                0.06           (0.17)           (0.21)           (0.04)            0.01

At Year End:
Assets - Total                                         38,828,025      12,997,519        7,547,263        7,473,336        5,869,925
Long Term Debt                                          2,000,000       1,800,000           45,855           31,065           29,167
Current Debt                                              500,000            --             47,709          770,994           16,667

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. During 1999 the Company achieved its first full year of profitability since the launch of its NYFIX subscription business model in late 1997. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data center.

The data center is a communication infrastructure known as the "NYFIX network"enabling the Company to provide its customers with global electronic connectivity for order routing and allows NYFIX to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure, via the Company's NYFIX data center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts are generally for an initial period of one or two years with one to three year renewal periods. The Company begins recording subscription revenue once installation is complete.

Management has continued to apply a considerable effort to the expansion of its operations and the development of various product enhancements to its trading systems. The development of the NYFIX network has enabled the Company to improve its market share. The Company believes that its expansion of personnel, facilities, product portfolio and subscription-based model has positioned the Company for steady future growth.

On October 27, 1999, the Company announced the formation of NYFIX Millennium L.L.C. ("NYFIX Millennium") with a consortium of seven leading international investment banks and brokerage firms. NYFIX Millennium is registering as a Broker/Dealer and plans to operate in compliance with Regulation ATS. NYFIX
Millennium is an "Integrated ATS, Exchange Access and Intelligent `Best Execution' Order-Routing System" designed to provide the financial community with "Best-Execution." NYFIX Millennium is built upon NYFIX's proprietary "Super FIX Engine" technology and existing NYFIX network infrastructure. NYFIX Millennium is a Hybrid Market System leveraging new regulation and technology with the power of the traditional markets.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues
Subscription revenue for 1999 exceeded the Company's total revenue recognized during 1998. The increase in subscription sales is partly due to a number of new products enhancements and order routing services introduced during 1999 as well as the Company's continued increase in new orders.

Consistent with the Company's objectives, recurring revenue has generally been increasing on a quarter-to-quarter and year-to-year basis. Recurring contractual revenue is accounting for a greater share of the Company's total revenue. Recurring contractual revenue is comprised of subscription revenue and service contracts. Recurring contractual revenue for the Company increased by approximately 137% for the year ended December 31, 1999 (from $3,582,000 to $8,494,000) over the comparable 1998 period. During the year ended December 31, 1999, subscription revenues and service contracts were approximately 79% and 21% of recurring contractual revenue, respectively, as compared to 64% and 36%, respectively, during the comparable 1998 period. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements.

Sales revenue is comprised of software sales and capital equipment sales. Sales revenue for the Company increased by approximately 40% for the year ended December 31, 1999 over the comparable 1998 period (from $2,653,000 to $3,715,000). During the year ended December 31, 1999, software sales and capital equipment revenue were approximately 81% and 19% of sales revenues, respectively, as compared to 61% and 39%, respectively, during the year ended December 31, 1998. The increase in sales revenue is due principally to the demand of its OBMS (derivatives) products. Revenue from export sales approximated $733,000 (approximately 6% of revenue) during the year ended December 31, 1999 as compared to approximately $234,000 (approximately 4% of revenue) during the comparable period in 1998.

Total revenue for the Stamford/New York location increased by approximately 121% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. This increase was principally due to increased subscription revenue recognized throughout 1999. Total revenue for the London location increased by approximately 32% for the year ended December 31, 1999 over the comparable 1998 period. This increase was primarily due to an increase in software sales, partially offset by a decrease in hardware sales. Total revenue for the Chicago location increased by approximately 823% for the year ended December 31, 1999 as compared to the year ended December 31, 1998 (from $31,000 to $286,000). The increase was directly attributable to the growth of the Company's subscription-based business model.

Cost of Sales and Service and Gross Profit
The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription-based equipment. Gross profit, as a percentage of total revenue was approximately 69% and 59% during 1999 and 1998, respectively. The increase in gross profit percentage experienced by the Company during fiscal 1999 principally resulted from an increase in the amount of higher margin software installations and subscription agreements. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During 1999, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $719,000 and $479,000 for 1999 and 1998, respectively. Also included in cost of sales is depreciation expense for subscription-based equipment of approximately $586,000 and $291,000 for 1999 and 1998, respectively.

Selling, General and Administrative
During fiscal 1999, selling, general and administrative expenses increased 20% (from $5,494,000 to $6,587,000) when compared to fiscal year 1998. These increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new and enhanced services. These services relate to offering subscription and transaction-based order routing, via the Company's data center, to multiple exchange-floors and between the "Buy-side" and "Sell-side"
industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. During the past three years the Company added personnel principally to its technical, programming, service, support and accounting staff. During 1999, the Company added 25 new employees. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing and enhancing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the continued investment in development of the new NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company decreased its marketing programs during 1999 from 1998 and will continue to market its products in 2000 however; a greater emphasis will be placed on its newer products & product enhancements. Research and development (new explorative research) expenses for the year ended December 31, 1999 and 1998 were approximately $297,000 and $537,000, respectively, (a decrease of 45%) and are included in selling, general and administrative expenses.

Depreciation
Depreciation expense increased by approximately 45% for the year ended December 31, 1999 over the comparable 1998 period (from $457,000 to $663,000). Such increases principally reflect the continued investment in the Company's infrastructure in its NYFIX data center on Wall Street.

Other (Expense) Income
Financing and interest expense increased in fiscal 1999 principally because of higher balances outstanding on the Company's new line of credit and the cost of warrants issued to a non-employee for the guarantee of the amounts outstanding under the credit facility.

Other income includes interest income and other miscellaneous non-operating items. Interest income in 1999 and 1998 approximated $113,000 and $92,000, respectively. The 20% increase in interest income was principally because of higher average cash balances maintained by the Company during the year ended December 31, 1999 versus the comparable period in 1998.

Net Earnings/(Loss)
Net earnings for fiscal 1999 was approximately $960,000 ($0.07 per share) compared to a net loss of $2,234,000 ($0.17 per share) for fiscal 1998. The change in profitability resulted from the increase in subscription type revenue and the increase in software capital sales. See "Revenues", "Cost of Sales and Service and Gross Profit" and "Selling, General and Administrative" above.

Management continues to make a considerable effort with respect to expansion of its operations, development of various trading systems, which began in 1993 and continues into 1999 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model has positioned the Company for future growth.

At December 31, 1999, the Company had net operating loss carryforward balance of approximately $4,300,000, which expire between 2014 and 2019. These carryforwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's equity offerings. A valuation allowance of approximately $2,010,300 was established at December 31, 1999 to offset any benefit from the net operating loss carryforwards.

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

Consistent with the Company's objectives, recurring revenue has generally been increasing on a quarter-to-quarter and year-to-year basis. Recurring contractual revenue is accounting for a greater share of the Company's total revenue. Recurring contractual revenue is comprised of subscription revenue and service contracts. Recurring contractual revenue for the Company increased by approximately 172% for the year ended December 31, 1998 (from $1,318,000 to $3,582,000) over the comparable 1997 period. During the year ended December 31, 1998, subscription revenues and service contracts were approximately 64% and 36% of recurring contractual revenue, respectively, as compared to 21% and 79%, respectively, during the comparable 1997 period. The increase in recurring contractual revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales coupled with increased service agreements.

Sales revenue is comprised of capital equipment sales and software sales. Sales revenue for the Company decreased by approximately 28% for the year ended December 31, 1998 over the comparable 1997 period (from $3,688,000 to $2,653,000). During the year ended December 31, 1998, capital equipment sales and software revenue were approximately 39% and 61% of sales revenues, respectively, as compared to 66% and 34%, respectively, during the year ended December 31, 1997. The decrease in sales revenue is due principally to the Company's strategy of offering its products and services on a subscription basis rather than capital sales. Revenue from export sales approximated $234,000
(approximately 4% of revenue) during the year ended December 31, 1998 as compared to approximately $1,283,000 (approximately 26% of revenue) during the comparable period in 1997. During fiscal 1998, sales to two customers accounted for approximately 26% of total revenue.

Total revenue for the Stamford/New York location increased by approximately 19% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. This increase was principally due to higher levels of subscription and service revenue partially offset by a decrease in sales revenue resulting from the Company's efforts to market its products on a subscription basis. Total revenue for the London location increased by approximately 55% for the year ended December 31, 1998 over the comparable 1997 period. This increase was also due to higher levels of subscription and service revenue together with an increase in software sales, partially offset by a decrease in hardware sales. Total revenue for the Chicago location decreased by approximately 81% for the year ended December 31, 1998 as compared to the year ended December 31, 1997 (from $167,000 to $31,000). The decrease was directly attributable to the change in the Company's business model from capital sales to an emphasis on subscription-based revenue.

Cost of Sales and Service and Gross Profit
The Company's cost of recurring contracts and sales are principally comprised of labor, materials, overhead, subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription-based equipment. Gross profit, as a percentage of total revenue was approximately 59% and 46% during 1998 and 1997, respectively. The increase in gross profit percentage experienced by the Company during fiscal 1998 principally resulted from an increase in the amount of higher margin software installations and subscription agreements. The Company obtains its materials and supplies from a variety of vendors in the US and Far East. During 1998, the Company did not experience any significant price increases in its component parts purchased. Included in cost of sales is amortization expense for product enhancement costs of approximately $479,000 and $373,000 for 1998 and 1997, respectively. Also included in cost of sales is depreciation expense for subscription-based equipment of approximately $291,000 and $111,000 for 1998 and 1997, respectively.

Selling, General and Administrative
During fiscal 1998, selling, general and administrative expenses increased 14% (from $4,830,000 to $5,494,000) when compared to fiscal year 1997. These increases reflect the continued expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of new additional services. These services relate to offering subscription and transaction-based order routing, via the Company's data center, to multiple exchange-floors and between the "Buy-side" and "Sell-side" industry. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. During the past two years the Company added personnel principally to its technical, programming, service, support and accounting staff. During 1998, the Company added 7 new employees. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. The Company, during the past several years, has spent a considerable effort in developing a variety of "trader desk-top" and "exchange-floor" trading systems. Management believes that the investment in development of the new NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has continued its marketing programs in 1998 primarily focusing on public relations activities, production of various product brochures, and representation at technological exhibitions planned throughout the year. The Company will continue to expand these programs during 1999. Research and development (new explorative research) expenses for the year ended December 31, 1998 and 1997 were approximately $537,000 and $322,000, respectively, (an increase of 67%) and are included in selling, general and administrative expenses.

Depreciation
Depreciation expense increased by approximately 145% for the year ended December 31, 1998 over the comparable 1997 period (from $186,000 to $457,000). Such increases principally reflect the continued investment in the Company's infrastructure in its state of the art NYFIX data center on Wall Street.

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

Net Loss
Net loss for fiscal 1998 was $2,234,000 ($0.17 per share) compared to a net loss of $2,594,000 ($0.21 per share) for fiscal 1997. The decrease in net loss principally resulted from the increase in subscription type revenue and the increase in software capital sales. See "Revenues", "Cost of Sales and Service and Gross Profit" and "Selling, General and Administrative" above.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems, which began in 1993 and continues into 1998 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model will better position the Company and facilitate its future growth. However, in spite of its optimism, management is also cautioning that the Company's aggressive conversion from a capital sales model to subscription-based model is causing revenue recognition from subscription-based orders to be realized over a longer period of time than the previous capital sales model.

At December 31, 1998, the Company had net operating loss carry forwards of approximately $5,270,000, which expire between 2008 and 2013. These carry forwards may be significantly limited under the Internal Revenue Code of 1986, as amended, as a result of ownership changes resulting from the Company's equity
offerings.   A  valuation   allowance  of
approximately $2,400,000 has been established at December 31, 1998 to offset any benefit from the net operating loss carry forwards, as it cannot be determined when or if the Company will be able to utilize the net operating losses.

Liquidity and Capital Resources

The Company's primary source of liquidity has been equity capital and draw downs from its line of credit. In November of 1998 NYFIX raised approximately $3,450,000 and in September of 1999 raised approximately $2,547,000 from private placements of its securities. At December 31, 1999, cash balances decreased to $1,566,000 from $3,948,000 at December 31, 1998 as a result of the Company's working capital needs and continued desire to strengthen its NYFIX and subscription infrastructure.

The Company at December 31, 1999 had total debt of $2,500,000, which represents amounts drawn down from its line of credit. See discussion below. In addition, at December 31, 1999, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13, 1998, the Company entered into a three-year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first 18 months. The
Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime rate. The rate used is management's discretion. The Company drew down an aggregate of $1,800,000 under the agreement during 1998 and an additional $700,000 during August of 1999. The Agreement requires monthly payments of interest only until January 30, 2000. Principal drawdowns under the Agreement cannot be prepaid in the first eighteen months. Repayment of principal commences on July 30, 2000 with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. A Company shareholder and the Company's president personally secure the debt. In consideration for securing the Agreement, the said shareholder and president received 150,000 and 25,000 warrants respectively, to purchase the Company's common stock at $6.375 per share, which was the market value of the Company's common stock on the date such warrants were issued. Expense related to the warrants issued to the non-employee shareholder will be recognized over the three-year term of the Agreement.

In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement (revised from $1 million line of credit agreement in June 1998) and repaid all outstanding term loans.

In addition, the Company has warrants outstanding for the purchase of 367,500 shares of its Common Stock. Assuming the exercise of all such outstanding warrants, the Company would receive approximately $1,512,000 in gross proceeds.

On October 27, 1999, NYFIX announced the formation of NYFIX Millennium, with a consortium of seven leading international banks and brokerage firms. NYFIX Millennium intends to operate as an alternative trading system. All of the members of the consortium, including NYFIX, Inc. have invested $2,000,000 each in NYFIX Millennium. In addition, each of the seven non-NYFIX members received 187,500 shares of common stock of NYFIX totaling 1,312,500 shares of common stock (adjusted for stock split).

Working Capital
At December 31, 1999 and 1998 the Company had working capital of approximately $4,488,000 and $5,970,000, respectively. The Company's present capital resources include proceeds from its 1999 and 1998 private placement of Common Stock and drawdowns from its bank credit facility.

Cash Used in Operating Activities
During fiscal 1999, net cash earned from operations was approximately $1,583,000 as compared to cash used in operations in fiscal 1998 of approximately
$1,159,000.   The  increase  from  fiscal  1998  to  fiscal  1999  is  primarily attributable to the change in profitability from a loss of approximately $2,234,000 in 1998 to net income of approximately $960,000.

Cash Used in Investing Activities
During fiscal 1999 and fiscal 1998, net cash used in investing activities was approximately $7,907,000 and $3,152,000, respectively, and principally represents the Company's investment in NYFIX Millennium, along with payments for the increased purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

Proceeds From Financing Activities
During fiscal 1999 and fiscal 1998, proceeds from financing activities were approximately $3,942,000 and $6,117,000, respectively. Such increase in fiscal 1999 primarily resulted from the issuance of Common Stock through the issuance of common stock for the investment of NYFIX Millennium and the exercise of warrants and stock options totaling approximately $874,000, and borrowings under our credit line of approximately $700,000.


Year 2000 Compliance

NYFIX completed a Year 2000 plan consisting of several phases which include, risk assessment, manual and automated review of programming code, baseline testing, unit testing, integrated testing and a review of third party products. Our systems, both internal and external, were fully functional during and after the calendar year and leap year transitions. The Company will continue to monitor critical business systems for possible Year 2000 system issues.


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

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk principally with changes in interest rates. Interest rate exposure is principally limited to the $2.5 million of long-term debt outstanding at December 31, 1999, under the Company's line of credit agreement. Borrowings under the line of credit agreement bear interest at rates that float with the market. Assuming a change of 100 basis points in the interest rates on the line of credit agreement, interest expense and cash flows would be affected by approximately $25,000 on an annual basis. The Company does not use derivative financial instruments for any purpose.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA See index to Financial Statements on Page 19.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Section entitled "Proposal No. 1. -Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the June 5, 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2000.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 5, 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Sections entitled "Principal Holders of Voting Securities" and "Security Ownership of Officers and Directors" of the Company's Proxy Statement for the June 5, 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 5, 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2000.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K


(a) Documents filed as part of this report

            (1) Financial Information
                        See index to Financial Statements on Page 19

            (2) Financial Statement Schedules
                        Supplemental  schedules are omitted because they are not
            required, inapplicable or the required information is shown in the financial statements or notes thereto.

            (3) Exhibits *
                        3.1      Articles  of  Incorporation   of  NYFIX,   Inc.
                                 (Exhibit 3.1 to Registrant's Form 10 filed March 5, 1993).

                        3.2      Certificate   of   Amendment   to  Articles  of
                                 Incorporation of NYFIX, Inc. (Exhibit 3.3 to Registrant's form S-3 Filed December 30, 1999)

                        3.3      By-Laws  of  NYFIX,   Inc.   (Exhibit   3.2  to
                                 Registrant's Form 10 filed March 5, 1993).

                        4.1      Certificate   of   Designation   of   Series  A
                                 Preferred Stock (Exhibit 4.1 to Registrant's Form 10 filed March 5, 1993).

                        4.2      Specimen - Common  Stock  Certificate  (Exhibit
                                 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).

                        4.3 1991 Incentive and Nonqualified Stock Option Plan of NYFIX, Inc. (Exhibit 4.3 to Registrant's Form S-8 Filed on October 19, 1994.)

                        4.4 Amendment No. 1 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan (Exhibit 4.4 to Registrant's Form S-8 Filed January 21, 2000)


                        10.1     Employment   Agreement  with  Peter   Kilbinger
                                 Hansen dated January 1, 1991 (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).

                        10.2 Revolving Credit Agreement, dated July 13, 1998, between Chase Manhattan Bank and NYFIX, Inc. (Exhibit 10.4 to the Company Form 8K dated July 13, 1998.)

                        10.3     Amended  and  Restated  1991  Incentive   Stock
                                 Option Plan of NYFIX, Inc. (Exhibit 10.3 to Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

                        10.4 Limited Liability Company Operating Agreement of NYFIX Millennium, L.L.C.**

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




(b) Reports on Form 8-K

On October 25, 1999 the Company filed a current report on Form 8-K relating to the change of its name to NYFIX, Inc.

On October 28, 1999 the Company filed a current report on Form 8-K relating to the formation of NYFIX Millennium.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 30th day of March, 2000 on its behalf by the undersigned, thereunto duly authorized.

                                   NYFIX, INC.



                                     By:/s/ Peter Kilbinger Hansen
                                        --------------------------
                                        Peter Kilbinger Hansen
                                        Chairman of the Board
                                                 and President
                                        (Chief Executive Officer)



                                POWER OF ATTORNEY

NYFIX, Inc. and each of the undersigned do hereby appoint Peter Kilbinger Hansen and Richard A. Castillo, and each of them severally, its or his true and lawful attorney to execute on behalf of NYFIX, Inc. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Kilbinger Hansen         Chairman of the Board         March 30, 2000
------------------------------     (Principal Executive
Peter Kilbinger Hansen             Officer)

/s/ Richard A. Castillo            Chief Financial Officer       March 30, 2000
------------------------------     & Secretary (Principal
Richard A. Castillo                Accounting Officer)

/s/ Dean G. Stamos                 Executive Vice President      March 30, 2000
------------------------------     & Director
Dean G. Stamos

/s/ Dr. John H. Chapman            Director                      March 30, 2000
------------------------------
Dr. John H. Chapman

/s/ Craig M. Shumate
------------------------------     Director                      March 30, 2000
Craig M. Shumate

/s/ Carl E. Warden                 Director                      March 30, 2000
------------------------------
Carl E. Warden

                          Index to Financial Statements

                                                                            Page

Report of Independent Public Accountants.....................................20

Financial Statements:

   Consolidated Balance Sheets at December 31, 1999 and 1998.................21

   Consolidated Statements of Operations for the Years Ended
        December 31, 1999, 1998 and 1997.....................................22

   Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 1999, 1998 and 1997.....................................23

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997.....................................24

Notes to Consolidated Financial Statements...................................25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of NYFIX, Inc.:

We have audited the accompanying consolidated balance sheets of NYFIX, Inc. (a New York corporation) and subsidiary (formerly Trinitech Systems, Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NYFIX, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts (note 16) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                    /S/ ARTHUR ANDERSEN LLP




Stamford, Connecticut
March 29, 2000

                           NYFIX, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998



                                                                                                        1999               1998
                                                                                                        ----               ----
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                       $  1,565,649        $  3,948,004
   Accounts receivable - less allowance of $125,000 and $92,986, respectively                         7,088,820           3,417,418
   Inventories, net                                                                                   1,303,658           1,279,302
   Prepaid expenses and other current assets                                                            478,641             283,912
   Due from NYFIX Millennium                                                                            861,970                --
   Receivable from officers                                                                             156,992             120,583
                                                                                                   ------------        ------------
                     Total Current Assets                                                            11,455,730           9,049,219
EQUIPMENT, net                                                                                        5,873,037           2,854,131
INVESTMENT IN NYFIX MILLENNIUM                                                                       19,500,000                --
OTHER ASSETS                                                                                          1,999,258           1,094,169
                                                                                                   ------------        ------------
                     TOTAL ASSETS                                                                  $ 38,828,025        $ 12,997,519
                                                                                                   ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                                $  1,845,996        $    873,817
   Accrued expenses                                                                                   1,269,070             635,943
   Current portion of debt                                                                              500,000                --
   Advance billings                                                                                   3,178,636           1,489,057
   Payroll and other taxes payable                                                                      149,043              79,953
                                                                                                   ------------        ------------
                     Total Current Liabilities                                                        6,942,745           3,078,770
LONG TERM DEBT                                                                                        2,000,000           1,800,000
                                                                                                   ------------        ------------
                     TOTAL LIABILITIES                                                                8,942,745           4,878,770
                                                                                                   ------------        ------------

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
   10% Convertible preferred stock - par value $1.00; 5,000,000
     shares authorized; zero issued and outstanding                                                        --                  --
   Common Stock - par value $.001; 60,000,000 authorized; 15,903,302
     and 9,408,530 shares issued and outstanding                                                         15,903               9,409
   Warrants                                                                                             189,509             125,513
   Additional paid-in capital                                                                        35,681,437          14,767,116
   Accumulated deficit                                                                               (5,369,945)         (6,330,364)
   Due from officers and directors                                                                     (631,624)           (452,925)
                                                                                                   ------------        ------------
                     TOTAL STOCKHOLDERS' EQUITY                                                      29,885,280           8,118,749
                                                                                                   ------------        ------------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 38,828,025        $ 12,997,519
                                                                                                   ============        ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999                  1998               1997
                                                                                 ----                  ----               ----
REVENUES:
Sales                                                                        $  3,715,479         $  2,653,100         $  3,688,041
Subscription revenue                                                            6,732,928            2,278,447              273,771
Service contracts                                                               1,761,044            1,303,846            1,044,205
                                                                             ------------         ------------         ------------
          Total Revenues                                                       12,209,451            6,235,393            5,006,017
                                                                             ------------         ------------         ------------
COST OF REVENUES                                                                3,765,587            2,532,709            2,680,138
                                                                             ------------         ------------         ------------
GROSS PROFIT                                                                    8,443,864            3,702,684            2,325,879
                                                                             ------------         ------------         ------------
EXPENSES:
Selling, general and administrative                                             6,587,161            5,494,025            4,815,437
Depreciation and amortization                                                     662,537              474,996              222,551
                                                                             ------------         ------------         ------------
          Total Expenses                                                        7,249,698            5,969,021            5,037,988
                                                                             ------------         ------------         ------------
EARNINGS (LOSS) FROM OPERATIONS                                                 1,194,166           (2,266,337)          (2,712,109)
Interest expense                                                                 (221,711)            (108,465)             (13,463)
Interest income                                                                   112,807               91,715              133,491
Other income                                                                       11,166               61,744               12,965
                                                                             ------------         ------------         ------------

NET EARNINGS (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                       1,096,428           (2,221,343)          (2,579,116)

PROVISION FOR INCOME TAXES                                                         94,400               12,466               14,924
                                                                             ------------         ------------         ------------

NET EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF A
CHANGE IN ACCOUNTING PRINCIPLE                                                  1,002,028           (2,233,809)          (2,594,040)
                                                                             ------------         ------------         ------------
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                              41,609                 --                   --
                                                                             ------------         ------------         ------------
NET EARNINGS (LOSS)                                                          $    960,419         $ (2,233,809)        $ (2,594,040)
                                                                             ============         ============         ============
BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE AND
AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                    $       0.07         $      (0.17)        $      (0.21)
                                                                             ============         ============         ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               14,501,722           13,241,895           12,154,995
                                                                             ============         ============         ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE AND
AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                                    $       0.06         $      (0.17)        $      (0.21)
                                                                             ============         ============         ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             15,537,941           13,241,895           12,154,995
                                                                             ============         ============         ============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                           Common Stock                     Additional                   Due from           Total
                                ----------------------------                 Paid-in      Accumulated     Officers     Stockholders
     Description                     Shares        Amount        Warrants    Capital        Deficit     and Directors     Equity
----------------------------    ------------   -------------   ----------  ------------  -------------  -------------  ------------

BALANCE,
DECEMBER 31, 1996                 7,375,030    $    7,375      $      --   $ 6,088,975   $ (1,502,515)  $    (50,000)  $ 4,543,835

Stock issued from
    exercise of options and
    warrants                        349,500           350             --       816,588             --             --       816,938

Common stock, net of
    issuance costs                  800,000           800             --     3,514,200             --             --     3,515,000

Due from officers and directors          --            --             --            --             --       (380,000)     (380,000)

Net loss                                 --            --             --            --     (2,594,040)            --    (2,594,040)
                                  ---------    ----------  --------------  ------------  -------------  -------------  -------------

BALANCE,
DECEMBER 31, 1997                 8,524,530    $    8,525             --   $10,419,763   $ (4,096,555)  $   (430,000)  $ 5,901,733

Stock issued from
    exercise of options and
    warrants                        284,000           284             --       983,466             --             --       983,750

Common stock, net of
    issuance costs                  600,000           600             --     3,449,400             --             --     3,450,000

Warrants issued                          --            --        125,513       (85,513)            --             --        40,000

Due from officers and directors          --            --             --            --             --        (22,925)      (22,925)

Net loss                                 --            --             --            --     (2,233,809)            --    (2,233,809)
                                -----------  ------------  --------------  ------------  -------------  -------------  -------------

BALANCE,
DECEMBER 31, 1998                 9,408,530  $      9,409      $ 125,513   $14,767,116    $(6,330,364)  $   (452,925)  $ 8,118,749

Three-for-two common stock
    split effected in the form
    of a 50% stock dividend       4,704,265         4,704            --         (4,704)            --             --            --

Stock issued from
    exercise of options and
    warrants                        290,507           290            --        873,650             --             --       873,940

Common stock, net of
    issuance costs                1,500,000         1,500            --     20,045,375             --             --    20,046,875

Warrants issued                          --            --         63,996            --             --             --        63,996

Due from officers and directors          --            --            --             --             --       (178,699)     (178,699)

Net earnings                             --            --            --             --        960,419             --       960,419
                                -----------  ------------  -------------   ------------  -------------  -------------- ------------

BALANCE,
DECEMBER 31, 1999                15,903,302  $     15,903  $    189,509    $ 35,681,437  $ (5,369,945)  $   (631,624)  $ 29,885,280
                                ===========  ============  ============    ============  =============  =============  =============


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                              1999            1998           1997
                                                                                              ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                                  $    960,419   $ (2,233,809)  $ (2,594,040)
    Adjustments to reconcile net earnings  (loss) to net cash provided (used) in operating activities:
       Depreciation                                                                         1,244,818        747,664        297,672
       Amortization                                                                           738,581        497,552        409,346
       Provision for bad debts                                                                 44,758         50,922        144,269
       Provision for inventory obsolescence                                                      --             --           82,000
       Noncash financing charges                                                               63,996         40,000           --
       Changes in assets and liabilities:
           Accounts receivable                                                             (3,716,160)    (1,609,039)     1,798,794
           Inventory                                                                          (24,356)        31,681       (136,186)
           Due from NYFIX Millennium                                                         (861,970)          --             --
           Prepaid expenses and other current assets                                         (194,729)      (181,412)        90,634
           Receivable from officers                                                           (36,409)       (28,986)       (18,820)
           Accounts payable                                                                   972,179        (53,855)      (458,634)
           Accrued expenses                                                                   633,127        246,769       (136,479)
           Advance billings                                                                 1,689,579      1,317,643         21,739
           Payroll and other taxes payable                                                     69,090         16,247         (2,102)
                                                                                         ------------   ------------   ------------
                      Net cash provided by (used in) operating activities                   1,582,923     (1,158,623)      (501,807)
                                                                                         ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for equipment                                                                 (4,263,724)    (2,342,698)    (1,224,742)
    Investment in NYFIX Millennium                                                         (2,000,000)          --             --
    Payments for software development costs and other assets                               (1,643,670)      (809,243)      (574,317)
                                                                                         ------------   ------------   ------------
                      Net cash used in investing activities                                (7,907,394)    (3,151,941)    (1,799,059)
                                                                                         ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                                  700,000      2,300,000         75,000
    Repayment of borrowings                                                                      --         (593,564)      (783,495)
    Issuance of common stock, net of issuance costs                                         3,242,116      4,410,825      3,951,938
                                                                                         ------------   ------------   ------------
                      Net cash provided by financing activities                             3,942,116      6,117,261      3,243,443
                                                                                         ------------   ------------   ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                           (2,382,355)     1,806,697        942,577

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                3,948,004      2,141,307      1,198,730
                                                                                         ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                   $  1,565,649   $  3,948,004   $  2,141,307
                                                                                         ============   ============   ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the year for interest                                               $    149,777   $     69,044   $     16,404
    Cash paid during the year for income taxes                                           $     39,150   $     12,466   $     14,924
    Common stock issued for investment in NYFIX Millennium                               $ 17,500,000   $       --     $       --

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997






1.          ORGANIZATION AND PRESENTATION

            NYFIX, Inc. and subsidiary (formerly known as Trinitech Systems, Inc., the "Company") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities and futures & options. The Company's NYFIX Network, a combined FIX (Financial Information Exchange protocol) and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. In addition, the Company offers a range of related information technology services and maintenance support. The Company is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago and London.


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation

            The consolidated financial statements include the accounts of NYFIX, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Reclassifications

            Certain 1998 and 1997 balances have been reclassified to conform to the 1999 presentation.

            Cash and Cash Equivalents

            The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

            Inventories

            Inventories consist of parts, finished goods and minor materials and are stated at the lower of cost, determined on an average cost basis, or market.

            Equipment

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

            Other Assets

            Other assets consist principally of patents, deferred product enhancements costs (capitalized based on time incurred for enhancements of products which have achieved technological feasibility), and deposits. Product enhancement costs are being amortized using the straight-line method over three years. Patent costs are being amortized over seventeen years.

            Long-Lived Assets

            Long-lived assets, primarily equipment, other assets and the investment in NYFIX Millennium are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. The fair value of an asset is calculated based upon the present value of expected future cash flows. There has been no impairment in long-lived assets through December 31, 1999.

            Revenue Recognition

            Sales are generally recorded upon shipment of the product to and acceptance by customers. Subscription revenue is recognized ratably over the life of the subscription agreements with customers. Installation revenue is recognized at time of installation. Revenue from service contracts is recognized ratably over the period the services are performed. Amounts billed in advance for service, installation and subscription contracts are deferred and reflected as advance billings.


            Research and Development

            Research and development costs are expensed as incurred.

            Advertising

            The Company expenses advertising costs as incurred. Advertising expense was approximately $159,000, $294,000 and $320,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

            Foreign Currency Translation

            The Company's functional currency is the U.S. dollar. Accordingly, the monetary assets and liabilities of the London sales office are translated at year-end exchange rates while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. The resulting currency translation gain or loss is included in the results of operations for the periods presented.

            Net Earnings (Loss) Per Common Share

            The Company  accounts  for  earnings  (loss) per common  share under
            Statement  of  Financial   Accounting   Standards  (SFAS)  No.  128,
            "Earnings per share."

            The weighted average number of common shares outstanding used for calculating earnings (loss) per share is based upon the number of shares outstanding at the end of each period. Diluted earnings
            (loss) per share are not presented in either 1998 or 1997 because the effect of the Company's common stock equivalents (employee stock options and warrants) is antidilutive.

            Cumulative Effect of a Change in Accounting Principle

            In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the SOP in 1999 and recognized a charge for the cumulative effect of accounting change of approximately $42,000.

            Income Taxes

            The  Company   accounts   for  income  taxes  under  SFAS  No.  109,
            "Accounting for Income Taxes."

            The Company uses different methods of accounting for financial reporting and tax purposes, principally through the utilization of accelerated depreciation methods for income tax purposes, certain valuation allowances and net operating loss carry-forwards. Deferred taxes are provided on the basis of such differences.

            Financial Instruments

            The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the Company's long-term debt also approximates its fair value based on prevailing interest rates.

            Impact of Recently Issued Accounting Pronouncements


            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect the Statement to have a material impact on the consolidated financial statements. The Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date for SFAS No. 133, to all fiscal quarters of all fiscal years beginning after June 15, 2000.

3.          INVENTORY

            Inventory consists of the following:

                                                                                               December 31,
                                                                                    -------------------------------
                                                                                        1999                1998
                                                                                        ----                ----
                 Parts, including minor materials                                   $  828,259           $  823,429
                 Finished goods                                                        557,399              537,873
                                                                                    ----------           ----------
                                                                                     1,385,658            1,361,302
                 Less: Allowance for obsolescence                                       82,000               82,000
                                                                                    ----------           ----------
                                      Total                                         $1,303,658           $1,279,302
                                                                                    ==========           ==========

4.          EQUIPMENT

            Equipment consists of the following:

                                                                                               December 31,
                                                                                    -------------------------------
                                                                                        1999                1998
                                                                                        ----                ----


                 Computer software                                                    $  424,022         $  389,090
                 Leasehold improvements                                                  169,755            116,002
                 Furniture and equipment                                               1,463,694          1,087,174
                 Subscription and service bureau equipment                             6,514,267          2,715,747
                                                                                      ----------         ----------
                                                                                       8,571,738          4,308,013
                 Less: Accumulated depreciation                                        2,698,701          1,453,882
                                                                                      ----------         ----------
                                      Total                                           $5,873,037         $2,854,131
                                                                                      ==========         ==========

            Included in other assets are unamortized deferred product enhancement costs aggregating approximately $1,811,000 and $974,000 as of December 31, 1999 and 1998, respectively. Amounts deferred are based upon an analysis of payroll and other costs directly related to the enhancement of existing products. Included in cost of sales is amortization expense for product enhancement costs of approximately $719,000, $479,000 and $373,000 for 1999, 1998 and
            1997, respectively. Also included in cost of sales is depreciation expense for subscription-based equipment of approximately $586,000, $291,000 and 111,000 for 1999, 1998 and 1997, respectively.


5           EARNINGS PER SHARE

            The Company's basic EPS is calculated based on net earnings available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and stock warrants.

                                                                                       Twelve Months
                                                                     Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1997
                                                                     -------------     -------------     -------------
                      Net Earnings (Loss)                            $    960,419      $(2,233,809)      $ (2,594,040)
                                                                     ------------      -----------       ------------
                      Basic Weighted Average Shares Outstanding        14,501,722       13,241,895         12,154,995
                                                                     ============      ===========       ============
                      Basic Earnings (Loss) per Common Share         $       0.07      $     (0.17)      $      (0.21)
                                                                     ============      ===========       ============
                           Dilutive Options                               870,686             --                 --
                           Dilutive Warrants                              165,533             --                 --
                                                                     ------------      -----------       ------------
                      Dilutive Weighted Average Shares Outstanding     15,537,941       13,241,895         12,154,995
                                                                     ============      ===========       ============
                      Dilutive Earnings (Loss) per Common Share      $       0.06      $     (0.17)      $      (0.21)
                                                                     ============      ===========       ============


            Stock options and warrants were excluded from the earnings (loss) per share calculation for 1998 and 1997 since the amounts would be anti-dilutive.

6.          CAPITAL STOCK

            On October 21, 1999, shareholders approved an increase in the authorized shares of the Company's common and preferred stock. Common shares were increased from 15 million to 60 million shares and preferred shares from 1 million to 5 million shares. Along with this increase, the Board of Directors authorized a 3 for 2 stock split in the form of a 50% stock dividend to all shareholders of record on November 1, 1999, and was paid on November 15, 1999.

            On September 7, 1999, the Company completed a private placement of 187,500 shares of Common Stock (adjusted for stock split) to an institutional investment firm at a price equal to the average closing price of the stock for the 30-day period prior to the closing date on September 1, 1999. This approximated the fair market value of the stock at $13.583 per share (adjusted for stock split) for an aggregate value of $2,546,875.

            On November 24, 1998, the Company completed a private placement of 900,000 shares of Common Stock, (adjusted for stock split) at a price of $4.00 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $150,000 resulting in net proceeds to the Company of approximately $3,450,000.

            On March 7, 1997, the Company completed a private placement of 1,200,000 shares of Common Stock, (adjusted for stock split) at a price of $3.00 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to approximately $85,000 resulting in net proceeds to the Company of approximately $3,515,000.

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

            During 1999, approximately 121,000 warrants and 169,000 options were exercised for approximately 290,000 shares of Common Stock (adjusted for stock split). The Company received approximately $186,000 from the warrant exercises and approximately $532,000 from the option exercises.


7.          MAJOR CUSTOMERS AND EXPORT SALES

            For the year ended December 31, 1999 two customers accounted for 24% of total sales. For the year ended December 31, 1998, two customers accounted for approximately 26% of total sales. For the year ended December 31, 1997, one customer accounted for approximately 17% of total sales. Export sales amounted to approximately $733,000, $234,000 and $1,283,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


8.          RESEARCH AND DEVELOPMENT EXPENSES

            Research and development expenses for the years ended December 31, 1999, 1998 and 1997 totaled approximately $297,000, $537,000 and
            $322,000, respectively and are included in selling, general and administrative expenses.


9.          DEBT

            On July 13, 1998, the Company entered into a three-year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first eighteen months. The Agreement is primarily intended to finance existing and future equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the Bank's Prime rate. The rate used is at management's discretion. The Company drew down an aggregate of $1,800,000 under the Agreement during 1998 and an additional $700,000 during 1999. The weighted average outstanding borrowings during 1999 were approximately $2,059,000 at a weighted average interest rate of 7.43%. The Agreement requires monthly payments of interest only until January 30, 2000. Principal drawdowns under the Agreement cannot be prepaid in the first eighteen months. Repayment of principal commences on July 30, 2000, with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. The debt is personally secured by a Company non-employee shareholder and the Company's president. In consideration for securing the Agreement, the said shareholder and president received 225,000 and 37,500 warrants respectively (adjusted for stock split), to purchase the Company's common stock at $4.25 per share, which was the market value of the Company's common stock on the date such warrants were issued. The expense related to the warrants issued to the non-employee shareholder will be recognized over the three-year term of the Agreement.

            The following is a schedule of principal payments as of December 31, 1999:

                         2000                                 $   500,000
                         2001                                   2,000,000


            In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement and repaid all outstanding term loans. The weighted average outstanding borrowings under the previous credit line during 1998 approximated $74,000 at a weighted average interest rate of 9.50%.

10.         COMMITMENTS AND CONTINGENCIES

            At December 31, 1999, the Company was committed under operating leases for offices, production facilities and equipment for terms expiring through June 6, 2009. Future minimum annual rental payments are as follows:


Year                                                          Amount
----                                                          ------
2000                                                        $772,144
2001                                                         483,916
2002                                                         365,088
2003                                                         280,266
2004                                                         293,883
Thereafter                                                   693,496

            Aggregate  rental  expense   amounted  to  approximately   $780,000,
            $623,000 and $229,000  for the years ended  December 31, 1999,  1998 and 1997, respectively.

            In 1991, the Company entered into an employment agreement with its President. The agreement calls for a base salary of $114,000 for the first year, with such base salary to be reviewed on an annual basis thereafter by the Compensation Committee of the Board of Directors.

            The Company may be subject to legal proceedings, which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of these matters will not materially affect the Company's financial statements.

11.         RELATED PARTIES

            Certain executive officers and directors of the Company have amounts due to the Company for the exercise of warrants for capital stock. Such amounts aggregated $631,624 and $452,925 as of December 31, 1999 and 1998, respectively, and have been shown as a reduction to stockholders' equity.

            At December 31, 1999 and 1998, the Company had amounts receivable from officers of $156,992 and $120,583, respectively.


12.         DEFINED CONTRIBUTION PLAN

            The Company sponsors a 401(k) retirement plan (the "Plan") covering substantially all of its U.S. employees who meet eligibility requirements. The Plan permits participants to contribute up to a maximum of 15% of their annual compensation, as defined, not to exceed the federal limit of $10,000 in 1999. The Plan permits the Company to match employees' tax deferred contributions up to a maximum of 3% of employees' compensation provided the Company employs the employee at the end of the year. Remaining contributions under the Plan are discretionary. Total contribution under the Plan approximated $80,000, $57,000 and $52,000 in 1999, 1998 and 1997,
            respectively.

13.         STOCK WARRANTS AND STOCK OPTION PLAN

            On March 30, 1999, the Board of Directors formally approved the second amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for issuance has been increased from 1,500,000 shares to 2,500,000 shares of common stock. This amendment was approved at the Company's Annual Meeting of Shareholders held on June 7, 1999. In connection with the aforementioned stock split paid on November 15, 1999, the number of shares reserved for issuance was increased to 3,750,000.

            At December 31, 1999, 1998, and 1997, the following options and warrants had been granted and were outstanding:

                                                                                      Weighted                     Weighted
                                                                                       Average                      Average
                                                                        Stock         Exercise     Stock           Exercise
                                                                       Options         Price      Warrants          Price
                                                                       -------         -----      --------          -----
              Outstanding at
              December 31, 1996                                        435,000       $   2.04      813,880       $   1.83
                  Granted                                            1,128,750       $   3.30       42,375       $   3.00
                  Exercised                                            (63,750)      $   2.05     (460,500)      $   1.49
                  Forfeited                                            (72,000)      $   2.90         --               --
                                                                     ----------                  -----------
              Outstanding at
              December 31, 1997                                      1,428,000       $   3.01      395,755       $   2.34
                   Granted                                             602,550       $   4.46      300,000       $   4.22
                   Exercised                                          (301,500)      $   2.37     (124,500)      $   2.18
                   Forfeited                                          (114,600)      $   4.35      (82,500)      $   1.88
                                                                     ----------                  -----------
              Outstanding at
              December 31, 1998                                      1,614,450       $   3.56      488,755       $   3.61
                   Granted                                             964,425       $   9.88         --               --
                   Exercised                                          (169,302)      $   3.57     (121,256)      $   2.25
                   Forfeited                                           (41,250)      $   4.03         --               --
                                                                     -----------                 -----------
              Outstanding at
              December 31, 1999                                      2,368,323       $   6.13      367,500       $   4.11
                                                                     ===========                 ===========

The following table summarizes the options and warrants exercisable at December 31, 1999, 1998 and 1997 and the weighted average fair value of warrants and options granted during the years then ended:

                                                      Exerciseable Options                      Exercisable Warrants
                                                      --------------------                      --------------------
                                                                     Weighted    Weighted                     Weighted     Weighted
                                                                      Average     Average                      Average      Average
                                                                     Exercise    Fair Value                   Exercise    Fair Value
                                                    Options           Price      of Grants    Warrants         Price      of Grants
     Shares exercisable at
     December 31, 1997                              359,250        $   2.03     $    2.03     302,005        $   2.14     $   1.45
     Shares exercisable at
     December 31, 1998                              366,750        $   2.97     $    2.57     110,005        $   2.10     $   1.95
     Shares exercisable at
     December 31, 1999                              678,371        $   3.37     $   19.87     367,500        $   4.11     $   3.44

The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                                                         Weighted          Weighted                                Weighted
               Range of       Outstanding at         Average Remaining      Average         Exercisable at          Average
           Exercise Prices    December 31, 1999      Contractual Life    Exercise Price    December 31, 1999     Exercise Price
           ---------------    -----------------      ----------------    --------------    -----------------     --------------

           $1.50 - $2.00            61,500                  4.18         $      1.87           61,500            $           1.87
           $2.42 - $3.42           821,000                  6.76         $      3.13          440,000            $           3.08
           $3.75 - $5.42         1,142,473                  7.74         $      4.36          544,371            $           4.29
           $5.83 - $10.17           99,000                  7.82         $      8.49             --                            --
           $10.25 - $26.87         611,850                  8.25         $     12.29             --                            --
                                 ---------                                                  ---------
                                 2,735,823                                                  1,045,871
                                 =========                                                  =========

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1999, 1998 and 1997:

     o Risk free interest rates range from 4.18% to 6.42%
     o Expected  dividend yields of 0%
     o Expected lives of 3 to 5 years and
     o Expected volatility of 65%, 63% and 66%, respectively

The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" to account for its stock plans. Except for certain warrants granted to non-employees during 1998, no compensation cost has been recognized for any option grants in the accompanying income statement. Had compensation costs been recorded, the net earnings (loss) and basic and diluted earnings (loss) per share would have been reduced from the following as reported amounts to the following pro forma amounts:

                                                                 1999                     1998                   1997
                                                                 ----                     ----                   ----
Net Earnings (loss):
     As reported                                           $      960,419           $  (2,233,809)          $  (2,594,040)
     Pro forma                                             $     (831,791)          $  (3,215,042)          $  (3,335,625)
Basic earnings (loss) per common share:
     As reported                                           $         0.07           $       (0.17)          $       (0.21)
     Pro forma                                             $        (0.06)          $       (0.24)          $       (0.27)
Diluted earnings (loss) per common share:
     As reported                                           $         0.06           $       (0.17)          $       (0.21)
     Pro forma                                             $        (0.05)          $       (0.24)          $       (0.27)

14.         BUSINESS SEGMENT INFORMATION


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

            Foreign operation revenues amounted to approximately $2,636,000, $2,001,000 and $1,293,000 for the years ended December 31, 1999,
            1998 and 1997, respectively. Intersegment sales are accounted for at cost.

            Identifiable assets by segment include assets directly identifiable with those operations. Other assets consist primarily of corporate cash and cash equivalents and fixed assets associated with non-segment activities.

            Summarized financial information by business segment for 1999, 1998 and 1997 is as follows (in 000's):


                                                                                1999                   1998                   1997
                                                                                ----                   ----                   ----
Revenues:
    Stamford / New York                                                      $  9,287               $  4,203               $  3,546
    London                                                                      2,636                  2,001                  1,293
    Chicago                                                                       286                     31                    167
    Inter-Segment Sales                                                            78                     95                    189
    Inter-Segment Elimination                                                     (78)                   (95)                  (189)
                                                                             --------               --------               --------
 Total revenues                                                              $ 12,209               $  6,235               $  5,006

Gross Profit:
    Stamford / New York                                                      $  5,897               $  1,936               $  1,185
    London                                                                      2,288                  1,745                  1,074
    Chicago                                                                       259                     22                     67
                                                                             --------               --------               --------

Gross Profit                                                                 $  8,444               $  3,703               $  2,326

Identifiable assets at December 31:
    Stamford / New York                                                      $ 34,313               $  7,284               $  4,013
    London                                                                      2,411                  1,472                  1,130
    Chicago                                                                       346                     57                    142
   Corporate                                                                    1,758                  4,184                  2,262
                                                                             --------               --------               --------
Total identifiable assets                                                    $ 38,828               $ 12,997               $  7,547

Additions to fixed assets:
    Stamford / New York                                                      $  4,184               $  2,259               $  1,165
    London                                                                         31                     81                     44
    Chicago                                                                        49                      3                     16
                                                                             --------               --------               --------
Total additions to fixed assets                                              $  4,264               $  2,343               $  1,225

Depreciation:
    Stamford / New York                                                      $  1,198               $    676               $    262
    London                                                                         39                     69                     35
    Chicago                                                                         8                      3                      1
                                                                             --------               --------               --------
Total depreciation                                                           $  1,245               $    748               $    298


15.         INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability recognized as of December 31, 1999 and 1998 are presented below:


                                                                                                December 31,
                                                                                       ------------------------------
                                                                                           1999               1998
                                                                                       ------------------------------
               Deferred tax assets:
                    Bad debt expense                                                   $   50,000          $   37,200
                    Inventory obsolescence                                                 32,800              32,800
                    Product development costs                                             218,700             199,000
                    Other                                                                  50,500              53,000
                    Operating loss carry forward                                        1,721,000           2,110,100
                                                                                       ----------          ----------
                             Total deferred tax asset                                   2,073,000           2,432,100
               Less valuation allowance                                                 2,010,300           2,400,400
                                                                                       ----------          ----------
                             Net deferred tax assets                                       62,700              31,700
               Deferred tax liability:
                    Depreciation                                                           62,700              31,700
                                                                                       ----------          ----------
                             Total deferred tax liability                                  62,700              31,700
                                                                                       ----------          ----------
                             Net deferred tax amount                                   $     --            $     --
                                                                                       ==========          ==========

            At December 31, 1999 and 1998,  the Company had net  operating  loss
            carry-forwards   of   approximately

            $4,300,000 and $5,270,000, respectively. These losses expire between 2014 and 2019. The tax benefit of such operating loss carry-forwards will be credited to income when realization is considered more likely than not. In addition, these amounts may be limited under Internal Revenue Code Section 382 as a result of ownership changes resulting from the Company's equity offerings.

            Significant components of the provision (benefit) for income taxes are as follows for the years ended:

                                                                                          December 31,
                                                                        ----------------------------------------------
                                                                            1999             1998            1997
                                                                        ----------------------------------------------

              Current                                                   $    94,400      $    12,466      $    14,924
              Deferred:
                   Federal                                                  321,800         (727,000)        (918,000)
                   State and foreign                                         68,300         (128,000)        (102,400)
                   (Decrease) Increase in valuation
                   allowance                                               (390,100)         855,000        1,020,400
                                                                        -----------      -----------      -----------
                            Total deferred                                     --               --               --
                                                                        -----------      -----------      -----------
                            Total provision for income
                            taxes                                       $    94,400      $    12,466      $    14,924
                                                                        ===========      ===========      ===========

            The reconciliation between the federal statutory income tax rate and the Company's income tax provision (benefit) is as follows:

                                                                                                December 31,
                                                                                       ------------------------------
                                                                                       1999         1998         1997
                                                                                       ------------------------------
              Statutory tax rate                                                        34%         (34%)        (34%)
              State and local taxes, net of federal benefit                              6           (6)          (6)
              Alternative minimum tax and other                                          3           --           --
              Valuation allowance                                                      (34)          40           40
                                                                                       ---          ---          ---
                                                                                         9%           0%           0%

16          VALUATION AND QUALIFYING ACCOUNTS


                                                                                 Additions
                                                                     Balance     Charged to     Balance at
                                                                    Beginning    Costs and      Deductions
                                                                     of Year      Expenses      Write-offs     End of Year
                                                                  ------------   ----------     ------------   -----------
            Allowance for doubtful accounts:

            December 31, 1998                                      $144,000       $ 50,922       $101,936       $ 92,986
                                                                   ========       ========       ========       ========

            December 31, 1999                                      $ 92,986       $ 44,758       $ 12,744       $125,000
                                                                   ========       ========       ========       ========


17.         JOINT VENTURE

            On October 27, 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium") with a consortium of seven leading international investment banks and brokerage firms. NYFIX owns 50% of the joint venture and the seven other investors own the remaining 50%. NYFIX Millennium intends to operate as an alternative trading system for institutional investors. All of the members of the consortium, including the Company, have invested $2,000,000 each in NYFIX Millennium. In return for their investment, each non-NYFIX, Inc. partner received 187,500 shares of common stock of the Company for an aggregate 1,312,500 shares (adjusted for stock split). NYFIX's total investment in the joint venture of $19,500,000 consists of (1,312,500 shares x $13.33) $17,500,000 plus the capital cash contribution of $2,000,000. Pursuant to the Operating Agreement, the first $14,000,000 in losses will be allocated to the seven non-NYFIX, Inc. investors, which equals the extent of their capital investment in NYFIX Millennium. The Company retains the option to buy back the units up to no more than 80% of the total membership interest. The Company may exercise the option through the exchange of one share of the Company's common stock for each unit to be purchased, subject to adjustments in the event of any split, combination, reclassification or other adjustments to the capital structure of the Company. The Company has incurred operating and capital costs on behalf of NYFIX Millennium. Such costs are reflected as due from NYFIX Millennium Joint Venture on the Company's balance sheet.


18.         SUBSEQUENT EVENTS

            On March 14, 2000, the Company announced a 3 for 2 stock split in the form of a 50% stock dividend to all shareholders of record on March 24, 2000, payable on April 4, 2000. The Company has 16,021,762 common shares outstanding prior to the split and will have 24,032,643 shares outstanding following the split.

            On March 16, 2000, Trinitech Systems International, Inc., a wholly owned subsidiary of the Company announced a straight through processing joint venture with Rolfe and Nolan PLC, to provide advanced web-based client order management systems and back office interfaces for the global market.