Form 10-Q
period 2000-03-31
NYFIX INC
filed 2000-05-12
CIK 99047

--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

                            -----------------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/  No / /


24,434,137 shares of Common Stock were issued and outstanding as of April 21, 2000.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended March 31, 2000


CONTENTS                                                                    PAGE

PART I.        FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of
               March 31, 2000 (unaudited) and December 31, 1999              3

               Condensed Consolidated Statements of Income
               (unaudited) for the three months ended
               March 31, 2000 and 1999                                       4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the three month periods ended
               March 31, 2000 and 1999                                       5

               Notes to Condensed Consolidated Financial
               Statements (unaudited)                                        6

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

PART II.       OTHER INFORMATION                                            13

                           NYFIX, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,              December 31,
                                                                                     2000                     1999
                                                                                 -----------               -----------
ASSETS                                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                    $ 4,098,914              $  1,565,649
    Accounts receivable - less allowance of $125,000                               6,863,899                 7,088,820
    Inventories, net                                                               1,223,770                 1,303,658
    Prepaid expenses and other current assets                                        603,836                   478,641
    Due from NYFIX Millennium                                                      1,056,785                   861,970
    Receivable from officers                                                         139,832                   156,992
                                                                                 -----------               -----------
                      Total Current Assets                                        13,987,036                11,455,730

EQUIPMENT, net                                                                     6,234,726                 5,873,037
INVESTMENT IN NYFIX MILLENNIUM                                                    19,500,000                19,500,000
OTHER ASSETS, net                                                                  2,201,930                 1,999,258
                                                                                 -----------               -----------
                      TOTAL ASSETS                                               $41,923,692               $38,828,025
                                                                                 ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $  2,044,301              $  1,845,996
    Accrued expenses                                                               1,527,251                 1,269,070
    Current portion of long-term debt                                                750,000                   500,000
    Advance billings                                                               3,753,486                 3,178,636
    Payroll and other taxes payable                                                   65,073                   149,043
                                                                                 -----------               -----------
                      Total Current Liabilities                                    8,140,111                 6,942,745

LONG-TERM DEBT                                                                     1,750,000                 2,000,000
                                                                                 -----------               -----------

                      Total Liabilities                                            9,890,111                 8,942,745
                                                                                 -----------               -----------


STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock - par value $1.00;
       5,000,000  shares authorized; none issued                                           -                         -

    Common stock - par value $.001; 60,000,000 authorized, 24,355,592 and
          15,903,302 shares issued and outstanding, respectively                      24,356                    15,903
    Warrants                                                                         208,396                   189,509
    Additional paid-in capital                                                    37,046,610                35,681,437
    Accumulated deficit                                                           (4,606,185)               (5,369,945)
    Due from officers and directors                                                 (639,596)                 (631,624)
                                                                                 -----------               -----------

                      Total Stockholders' Equity                                  32,033,581                29,885,280
                                                                                 -----------               -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $41,923,692               $38,828,025
                                                                                 ===========               ===========

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                           Three Month Period Ended
                                                                                   March 31, 2000              March 31, 1999
                                                                                   --------------             ---------------
REVENUES:
Sales                                                                             $   925,441                 $     833,239
Subscription revenue                                                                2,916,500                     1,150,572
Service contracts                                                                     538,067                       421,351
                                                                                  -----------                 -------------
      Total Revenues                                                                4,380,008                     2,405,162
                                                                                  -----------                 -------------
COST OF REVENUES:

Cost of sales                                                                         171,937                        68,835

Cost of subscription revenues                                                         842,134                       468,692

Cost of service contracts                                                             135,977                       125,364
                                                                                  -----------                 -------------
      Total Cost of Revenues                                                        1,150,048                       662,891
                                                                                  -----------                 -------------
GROSS PROFIT                                                                        3,229,960                     1,742,271
                                                                                  -----------                 -------------
EXPENSES:

Selling, general and administrative                                                 2,103,686                     1,564,074

Depreciation and amortization                                                         228,279                       133,465
                                                                                  -----------                 -------------
      Total Expenses                                                                2,331,965                     1,697,539
                                                                                  -----------                 -------------

EARNINGS FROM OPERATIONS                                                              897,995                        44,732

Interest expense                                                                      (66,082)                      (49,785)

Interest income                                                                        24,665                        38,030
                                                                                  -----------                 -------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES                                            856,578                        32,977

PROVISION FOR INCOME TAXES                                                             92,818                         2,800
                                                                                  -----------                 -------------
NET EARNINGS                                                                       $  763,760                   $    30,177
                                                                                  ===========                 =============
BASIC EARNINGS PER COMMON SHARE                                                         $0.03                         $0.00
                                                                                  ===========                 =============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   24,036,321                    21,172,568
                                                                                  ===========                 =============

DILUTED EARNINGS PER COMMON SHARE                                                       $0.03                         $0.00
                                                                                  ===========                 =============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 26,247,618                    21,894,120
                                                                                  ===========                 =============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                           Three Month Period Ended
                                                                                 March 31, 2000          March 31, 1999
                                                                                 --------------          --------------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                $ 2,432,726             $   (141,154)
                                                                                   -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for equipment                                                            (820,413)              (1,194,680)
    Payments for software development costs and other assets                          (444,702)                (214,508)
                                                                                   -----------             ------------
                      Net cash used in investing activities                         (1,265,115)              (1,409,188)
                                                                                   -----------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                         1,365,654                   23,103
                                                                                   -----------             ------------
                      Net cash provided by financing activities                      1,365,654                   23,103
                                                                                   -----------             ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     2,533,265               (1,527,239)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,565,649                3,948,004
                                                                                   -----------             ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  4,098,914              $ 2,420,765
                                                                                   -----------             ------------


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NYFIX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)



1.          ORGANIZATION

            NYFIX, Inc. and subsidiary (the "Company") is listed on the Nasdaq Stock Market under the symbol NYFX. Prior to March 6, 2000, the Company's common stock was traded on the American Stock Exchange under the ticker symbol NYF. Prior to October 25, 1999, the Company's common stock was traded on the American Stock Exchange under the ticker symbol TSI.


2.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, which comprise normal and recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

            Certain 1999 balances have been reclassified to conform to the 2000 presentation.

3.          CAPITAL STOCK

            On March 13, 2000, the Board of Directors authorized a three for two stock split in the form of a 50% stock dividend to stockholders' of record on March 24, 2000, payable April 4, 2000.

            All share and per share information included in the accompanying consolidated financial statements have been retroactively restated for the stock split.


4.          PER SHARE INFORMATION

            The Company's basic EPS is calculated based on net earnings available to common stockholders' and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.


                                                                      Three Month Period Ended
                                                           March 31, 2000                 March 31, 1999
                                                          ---------------                ---------------

Net Earnings                                                  $763,760                      $ 30,177
                                                          ===============                 ==============

Basic Weighted Average Shares Outstanding                    24,036,321                    21,172,568
                                                          ---------------                 --------------
Basic Earnings per Common Share                                  $ 0.03                        $ 0.00
                                                          ---------------                 --------------
     Dilutive Options                                         2,088,313                      555,095
     Dilutive Warrants                                          122,984                      166,457
                                                          ---------------                 --------------
Dilutive Weighted Average Shares Outstanding                 26,247,618                    21,894,120
                                                          ===============                 ==============

Dilutive Earnings per Common Share                               $ 0.03                        $ 0.00
                                                          ===============                 ==============

5.          INCOME TAXES

            The Company's projected annual Federal income tax provision has been offset through the utilization of net operating loss carryforwards. The Company's income tax provision consists of estimated state, local, and foreign income taxes.

6.          INVENTORIES

            Inventories consist of parts, finished goods and minor materials and are stated at the lower of cost, determined on an average cost basis, or market.

                                                         March 31,        December 31,
                                                           2000               1999

                 Parts                                   $743,653          $828,259
                 Finished goods                           562,117           557,399
                 Less: allowance for obsolescence          82,000            82,000
                                                       ----------        ----------
                          Total                        $1,223,770        $1,303,658
                                                       ==========        ==========

7.          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. We do not expect the Statement to have a material impact on our consolidated financial statements. The Financial Accounting Standards Board issued SFAS No. 137, which deferred the effective date for SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.

8.          BUSINESS SEGMENT INFORMATION

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

            Information on reportable segments is as follows (in 000's):

                                                                 Three Month Period Ended
                                                       March 31, 2000                  March 31, 1999
                                                       ----------------------  -----------------------------
              Revenues:
                 Stamford/New York                        $3,517                          $1,677
                 London                                      725                             725
                 Chicago                                     138                               3
                 Inter-Segment Sales                           5                             -
                 Inter-Segment Elimination                    (5)                            -
                                                       ----------------------  -----------------------------
              Total Revenues                              $4,380                          $2,405
                                                       ======================  =============================

              Gross Profit:
                 Stamford/New York                        $2,467                          $1,058
                 London                                      640                             683
                 Chicago                                     123                               1
                                                       ----------------------  -----------------------------
              Gross Profit                                $3,230                          $1,742
                                                       ======================  =============================

9.          JOINT VENTURE

            On October 27, 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium") with a consortium of seven leading international investment banks and brokerage firms. NYFIX owns 50% of the joint venture and the seven other investors own the remaining 50%. NYFIX Millennium intends to operate as an alternative trading system for institutional investors. All of the members of the consortium, including the Company, have invested $2,000,000 each in NYFIX Millennium. In return for their investment, each non-NYFIX, Inc. partner received 281,250 shares of common stock of the Company for an aggregate 1,968,750 shares (adjusted for stock split). NYFIX's total investment in the joint venture of $19,500,000 consists of (1,968,750 shares x $8.89) $17,500,000 plus the capital cash contribution of $2,000,000. Pursuant to the Operating Agreement, the first $14,000,000 in losses will be allocated to the seven non-NYFIX, Inc. investors, which equals the extent of their capital investment in NYFIX Millennium. The Company retains the option to buy a portion of the non-NYFIX investment up to no more than 80% of the total membership interest. The Company may exercise the option through the exchange of one share of the Company's common stock for each share to be purchased, subject to adjustments in the event of any split, combination, reclassification or other adjustments to the capital structure of the Company. The Company has incurred operating and capital costs on behalf of NYFIX Millennium. Such costs are reflected as due from NYFIX Millennium Joint Venture on the Company's balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data center. The data center is a communication infrastructure enabling the Company to provide its customers with global electronic connectivity for order routing and allows the Company to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure, via the Company's NYFIX data center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts range from one to three year periods. The Company begins recording subscription revenue once installation is complete. In addition to significant logistical improvements in delivery and support of its products, the Company expanded its business to offer the industry a central electronic meeting place between the buy-side and sell-side, while simultaneously providing a single point of universal access to different exchange floor environments.

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

Revenues
Overall revenue for the three months ended March 31, 2000 exceeded 1999 by 82% from $2.4 million to $4.4 million. Each component of revenue improved period over period. Subscription revenue was the most improved component of revenue demonstrating that the Company's overall strategy to lease its products is beginning to take form. Subscription revenue increased 153% or $1.8 million over 1999. Service revenue increased 28% over the comparable period in 1999. Sales revenue incurred a modest increase period over period by 11%

Cost of Sales and Service
While the Company is primarily focusing on leasing its equity software products, its derivatives products have been very successful using its capital sales model. From time to time the Company generates capital sales on its hardware products. Cost of sales increased by $103,000 period over period. This increase was primarily due to a larger percentage of hardware sales for the period ended March 31, 2000 over the same period in 1999. The cost of subscription revenue increased by $373,000 or 80% period over period. Cost of service decreased period over period by $11,000 or 8%. Each of the latter two increases correspond to the increases in revenue.

Gross Profit
Overall gross profit improved $1.5 million or 85% period over period. This represents a 1.3 point margin improvement from 72.4% for the quarter ended March 31, 1999 to 73.7% for the same period in 2000. The increase in gross profit margin was primarily attributable to favorable pricing obtained on renegotiated contracts with our telecommunication line providers. Both subscription revenue and service revenue had a positive gross profit improvement of 204% and 36%, respectively, period over period. Gross profit on sales decreased by $11,000 or 1% due primarily to the increase in hardware sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three-month period ended March 31, 2000 were $2.1 million as compared to $1.6 million in the comparable period in 1999, an increase of 35%. Part of the increase in expenses for the Company is from continuing expansion of the development teams both in the U.S. and in London. The expansion in development efforts relates to the Company's plans of providing an increased number of product enhancements as well as new additional services. As a result, the Company experienced increases in salaries and related personnel costs, travel expenses and various office expenses. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. In addition, during June 1999, the Company relocated its London office, which resulted in higher office occupancy costs. Management believes that the continued investment in development of the NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has improved its customer service by adding resources in its installation and project management organization. Research and development (new explorative research) expenses for the three month period ended March 31, 2000 were $102,000, as compared to $127,500 for the comparable period in 1999, a decrease of 20%, and are included in selling, general and administrative expenses. The decrease resulted from the continuation of the Company's strategy to balance resources between research and development and product enhancements, which strengthen our existing product lines.
                                       10

Depreciation and Amortization Expense
Depreciation and amortization expense for the three-month period ended March 31, 2000 was $228,000 as compared to $133,000 in the comparable period in 1999, an increase of 71%. Such increases principally reflect the continued investment in the Company's infrastructure in its NYFIX data center.

Interest (Expense) Income
Interest expense for the three-month period ended March 31, 2000 was $66,000 as compared to $50,000 for the comparable period in 1999. The increase was primarily due to higher balances outstanding on the Company's line of credit during 2000, combined with an increase in interest rates during 2000 and the effect of financing expense on the warrants issued in connection with the line of credit (see Liquidity and Capital Resources below).

Interest income primarily consists of interest earned on cash balances and notes receivable. Interest income for the three-month period ended March 31, 2000 was $25,000 as compared to $38,000 in the same period in 1999. The decrease in interest income was principally due to reduced average cash balances during the three months ended March 31, 2000 versus the comparable period in 1999.

Net Earnings
Net earnings for the three months ended March 31, 2000 was $764,000 or $0.03 per basic and diluted common share compared to net earnings of $30,000 or $0.00 per basic and diluted common share for the three months ended March 31, 1999. The net earnings principally resulted from the higher level of revenues and margins, stable product costs and minimal increases in Selling, General and Administrative expenses.

Management has made a considerable effort with respect to an expansion of its operations, development of various trading systems, which began in 1993 and continues into 2000 and changes to its business model to that of a subscription-based product offering. The Company believes that this expansion of personnel, facilities, product portfolio and subscription-based model has positioned the Company to facilitate its future growth.


Liquidity and Capital Resources

The Company's primary source of liquidity has been equity capital and draw downs from its line of credit. At March 31, 2000 cash balances increased to $4.1 million from $1.6 million at December 31, 1999 as a result of the increase in net income and the exercise of options and warrants, partially offset by the acquisition of equipment and other assets.

The Company at March 31, 2000 had total debt of $2.5 million, which represents amounts drawn down from its line of credit. In addition, at March 31, 2000, the Company had no material commitments for capital expenditures or inventory purchases.

The Company believes that with its available capital, the line of credit facility and anticipated funds generated from operations it will be able to fund its cash needs through the end of 2000 without the need for additional capital or financing. The Company intends to utilize its projected positive financial position to internally finance its continuing research and development activities and anticipated sales growth. The

Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations grow more rapidly than anticipated and do not generate cash to the extent currently anticipated by management of the Company, it is possible that the Company could require additional funds beyond 2000. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

In addition, the Company has warrants outstanding for the purchase of 211,500 shares of its Common Stock. Assuming the exercise of all such outstanding warrants, the Company would receive $551,000 in gross proceeds.

Working Capital
At March 31, 2000 and December 31, 1999 the Company had working capital of $5.8 million and $4.5 million, respectively. The Company's present capital resources include proceeds from its September 1999 and November 1998 private placement of Common Stock and draw downs from its bank credit facility.

Cash Provided by / Used in Operating Activities
During the three months ended March 31, 2000, net cash provided by operations were $2.4 million compared to net cash used in operations for the three months ended March 31, 1999 of $141,000.

Cash Used in Investing Activities
During the three months ended March 31, 2000 and 1999, net cash used in investing activities was $1.3 million and $1.4 million, respectively, and principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

Proceeds From Financing Activities
During the three months ended March 31, 2000 and 1999, proceeds from financing activities were $1.4 million and $23,000, respectively. The increase is primarily due to the exercise of options and warrants.

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