Form 10-Q
period 2000-06-30
NYFIX INC
filed 2000-08-14
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                               ------------------

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


24,752,536 shares of Common Stock were issued and outstanding as of July 28, 2000.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended June 30, 2000


CONTENTS                                                                    PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 2000
               (unaudited) and December 31, 1999                             3

               Condensed Consolidated Statements of Income (unaudited)
               for the three month and six month periods ended
               June 30, 2000 and 1999                                        4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the six month periods ended
               June 30, 2000 and 1999                                        5

               Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                   6

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     9

PART II. OTHER INFORMATION

   Item 4.     Submission of Matters to a Vote of Security Holders          13

   Item 6.     Exhibits and Reports on Form 8-K                             14

                           NYFIX, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,                December 31,
                                                                                    2000                      1999
                                                                                    ----                      ----
ASSETS                                                                           (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                   $   3,479,802              $  1,565,649
    Accounts receivable - less allowance of $214,000 and $125,000,
    respectively                                                                   10,531,381                 7,088,820
    Inventories, net                                                                1,273,077                 1,303,658
    Prepaid expenses and other current assets                                         617,484                   478,641
    Due from NYFIX Millennium                                                         675,131                   861,970
    Receivable from officers                                                          145,720                   156,992
                                                                                -------------              ------------
               Total Current Assets                                                16,722,595                11,455,730
EQUIPMENT, net                                                                      6,557,924                 5,873,037
INVESTMENT IN NYFIX MILLENNIUM                                                     19,500,000                19,500,000
OTHER ASSETS, net                                                                   2,375,942                 1,999,258
                                                                                -------------              ------------
               TOTAL ASSETS                                                     $  45,156,461               $38,828,025
                                                                                =============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                            $   1,540,877              $  1,845,996
    Accrued expenses                                                                1,890,685                 1,269,070
    Current portion of debt                                                         1,000,000                   500,000
    Advance billings                                                                4,928,106                 3,178,636
    Payroll and other taxes payable                                                   170,883                   149,043
                                                                                -------------              ------------
               Total Current Liabilities                                            9,530,551                 6,942,745

LONG-TERM DEBT                                                                      1,500,000                 2,000,000
                                                                                -------------              ------------
               Total Liabilities                                                   11,030,551                 8,942,745
                                                                                -------------              ------------

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock - par value $1.00;
     5,000,000 shares authorized;                                                        -                         -
          none issued
    Common stock - par value $.001; 60,000,000 authorized, 24,694,036 and
          15,903,302 shares issued and outstanding, respectively                      24,694                    15,903
    Warrants                                                                         227,283                   189,509
    Additional paid-in capital                                                    37,980,359                35,681,437
    Accumulated deficit                                                           (3,529,126)               (5,369,945)
    Due from officers and directors                                                 (577,300)                 (631,624)
                                                                                ------------               -----------
               Total Stockholders' Equity                                         34,125,910                29,885,280
                                                                                ------------               -----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 45,156,461               $38,828,025
                                                                                ============               ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                           Three Month Period Ended                   Six Month Period Ended
                                                      June 30,                June 30,          June 30,                June 30,
                                                         2000                    1999             2000                    1999
                                                         ----                    ----             ----                    ----
REVENUES:
Sales                                                 $1,222,646              $1,041,267        $2,148,087              $1,874,506
Subscription revenues                                  3,649,670               1,575,478         6,566,170               2,726,050
Service contracts                                        662,012                 424,821         1,200,079                 846,172
                                                     -----------            ------------       -----------             -----------
      Total Revenues                                   5,534,328               3,041,566         9,914,336               5,446,728
                                                     -----------            ------------       -----------             -----------
COST OF REVENUES:

Cost of sales                                            216,901                 247,785           390,923                 316,620

Cost of subscription revenues                          1,162,147                 604,086         2,002,196               1,072,778

Cost of service contracts                                158,861                 125,078           294,838                 250,442
                                                     -----------            ------------       -----------             -----------
      Total Cost of Revenues                           1,537,909                 976,949         2,687,957               1,639,840
                                                     -----------            ------------       -----------             -----------
GROSS PROFIT                                           3,996,419               2,064,617         7,226,379               3,806,888
                                                     -----------            ------------       -----------             -----------
EXPENSES:
Selling, general and administrative                    2,453,788               1,732,643         4,557,474               3,296,717
Depreciation and amortization                            254,081                 147,250           482,360                 280,715
                                                     -----------            ------------       -----------             -----------
      Total Expenses                                   2,707,869               1,879,893         5,039,834               3,577,432
                                                     -----------            ------------       -----------             -----------
EARNINGS FROM OPERATIONS                               1,288,550                 184,724         2,186,545                 229,456

Interest expense                                         (65,888)                (49,461)         (131,970)                (99,246)

Interest and other income                                 50,819                  22,577            75,484                  60,607
                                                     -----------            ------------       -----------             -----------
EARNINGS BEFORE PROVISION FOR INCOME TAXES             1,273,481                 157,840         2,130,059                 190,817

PROVISION FOR INCOME TAXES                               196,422                   7,675           289,240                  10,475
                                                     -----------            ------------       -----------             -----------
NET EARNINGS                                          $1,077,059             $   150,165        $1,840,819             $   180,342
                                                     ===========            ============       ===========             ===========
BASIC EARNINGS PER COMMON SHARE                            $0.04                  $0.01             $0.08                   $0.01
                                                     ===========            ============       ===========             ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      24,286,943              21,210,883        24,317,960              21,197,484
                                                     ===========            ============       ===========             ===========
DILUTED EARNINGS PER COMMON SHARE                          $0.04                   $0.01             $0.07                   $0.01
                                                     ===========            ============       ===========             ===========
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    26,481,865              22,340,835        26,416,915              22,187,495
                                                     ===========            ============       ===========             ===========


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                        Six Month Period Ended
                                                                             June 30, 2000                  June 30, 1999
                                                                             -------------                  -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $ 2,152,311                  $      74,245
                                                                             -----------                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for equipment                                                    (1,686,605)                    (1,946,805)
    Payments for software development costs and other assets                    (913,590)                      (718,867)
                                                                             -----------                  -------------
                      Net cash used in investing activities                   (2,600,195)                    (2,665,672)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                   2,362,037                        148,369
                                                                             -----------                  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,914,153                     (2,443,058)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,565,649                      3,948,004
                                                                             -----------                  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 3,479,802                    $ 1,504,946
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


2.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, which comprise normal and recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

            Certain 1999 balances have been reclassified to conform to the 2000 presentation.

3.          CAPITAL STOCK

            On March 13, 2000, the Board of Directors authorized a three for two stock split in the form of a 50% stock dividend to stockholders of record on March 24, 2000, payable April 4, 2000.

            All share and per share information included in the accompanying consolidated financial statements have been retroactively restated for the stock split.


4.          PER SHARE INFORMATION

            The Company's basic earnings per share ("EPS") is calculated based on net earnings available to common stockholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.


                                                             Three Month                                  Six Month
                                                             Period Ended                                Period Ended
                                               -------------------------------------------------------------------------------------
                                                   June 30,                June 30,            June 30,                June 30,
                                                     2000                    1999                2000                    1999
                                               -------------------------------------------------------------------------------------

Net Earnings                                    $ 1,077,059                $150,165         $ 1,840,819                $180,342
                                               ======================================       ========================================

Basic Weighted Average Shares
 Outstanding                                     24,286,943              21,210,883          24,317,960              21,197,484
                                               --------------------------------------       ----------------------------------------
Basic Earnings per Common Share                       $0.04                   $0.01               $0.08                   $0.01
                                               --------------------------------------       ----------------------------------------
   Dilutive Options                               2,128,477                 934,965           2,033,353                 795,024
   Dilutive Warrants                                 66,445                 194,987              65,602                 194,987
                                               --------------------------------------       ----------------------------------------

Diluted Weighted Average Shares
 Outstanding                                     26,481,865              22,340,835          26,416,915              22,187,495
                                               ======================================       ========================================
Diluted Earnings per Common Share                     $0.04                   $0.01               $0.07                   $0.01
                                               ======================================       ========================================

5.          INCOME TAXES

            The Company's projected annual Federal income tax provision has been offset through the utilization of net operating loss carryforwards. The Company's income tax provision consists of estimated state, local, and foreign income taxes.

6.          INVENTORIES

            Inventories consist of parts, finished goods and minor materials and are stated at the lower of cost, determined on an average cost basis, or market.

                                                       June 30,         December 31,
                                                        2000                 1999
                                                        ----                 ----

               Parts                                 $   768,060        $   828,259
               Finished goods                            587,017            557,399
               Less: allowance for obsolescence           82,000             82,000
                                                     -----------        -----------
                                     Total           $ 1,273,077        $ 1,303,658
                                                     ===========        ===========


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

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The
            Company is required to adopt SAB 101 by December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its consolidated financial statements.

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

            Information on reportable segments is as follows (in 000's):


                                          Three Month Period Ended             Six Month Period Ended
                                         ---------------------------------------------------------------
                                         June 30,           June 30,          June 30,         June 30,
                                           2000               1999             2000              1999
                                         ------------------------------     ----------------------------

     Revenues:
        Stamford/New York                   $4,192           $2,429            $7,709          $4,107
        London                               1,098              574             1,823           1,298
        Chicago                                244               39               382              42
        Inter-Segment Sales                   -                  21                 5              21
        Inter-Segment Elimination             -                 (21)               (5)            (21)
                                         ------------------------------     ----------------------------
     Total Revenues                         $5,534           $3,042            $9,914          $5,447
                                         ==============================     ============================

     Gross Profit:
        Stamford/New York                   $2,787           $1,560            $5,254          $2,618
        London                                 982              470             1,622           1,153
        Chicago                                227               35               350              36
                                         ------------------------------     ----------------------------
     Gross Profit                           $3,996           $2,065            $7,226          $3,807
                                         ==============================     ============================

9.          JOINT VENTURE

            On October 27, 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium") with a consortium of seven leading international investment banks and brokerage firms. NYFIX owns 50% of the joint venture and the seven other investors own the remaining 50%. NYFIX Millennium intends to operate as an alternative trading system. All of the members of the consortium, including the Company, have invested $2,000,000 each in NYFIX Millennium. Each non-NYFIX, Inc. partner received 281,250 shares of common stock of the Company for an aggregate 1,968,750 shares in return for granting the Company an option allowing the Company the right to purchase up to an additional 30% of NYFIX Millennium. The Company may exercise the option through the exchange of one share of the Company's common stock for each unit to be purchased, subject to adjustments in the event of any split, combination, reclassification or other adjustments to the capital structure of the Company. NYFIX's total investment in the joint venture of $19,500,000 consists of $17,500,000 (1,968,750 shares x $8.89) plus the capital cash contribution of $2,000,000. Pursuant to the Operating Agreement, the first $14,000,000 in losses will be allocated to the seven non-NYFIX, Inc. investors, which equals the extent of their capital investment in NYFIX Millennium. The Company has incurred operating and capital costs on behalf of NYFIX Millennium. Such costs are reflected as Due from NYFIX Millennium on the Company's balance sheet.

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

Revenues
Overall revenue for the three and six months ended June 30, 2000 exceeded the same periods in 1999 by 82% in both periods, from $3 million to $5.5 million and $5.4 million to $9.9 million, respectively. Each component of revenue improved period over period. Subscription revenues was the most improved component of revenue demonstrating that the Company's overall strategy to lease its products has ensured steady growth in subscription revenue period over period. Subscription revenues increased 132% over the three-month period and 141% over the six-month period, or $2.1 and $3.8 million over the same respective periods in 1999. Service revenues increased 56% and 42% over the comparable three and six month periods in 1999. The increase in service revenues was principally due to the increase in subscription revenues, partially offset by a decrease in service revenue from sales resulting from the Company's strategy to focus on subscription basis revenue. Sales revenue incurred a modest increase of 17% and 15% over the comparable three and six month periods in 1999.

Cost of Revenues
While the Company is primarily focusing on leasing its equity software products, its derivatives products have been very successful using its capital sales model. From time to time, the Company generates capital sales on its hardware products. Cost of sales decreased for the comparable three-month period by 12%, but increased over the comparable six-month period by 23%. This increase over the six-month period was primarily due to a larger percentage of hardware sales for the period ended June 30, 2000 over the same period in 1999. The cost of subscription revenue increased over the three and six month periods by $558,000 and $929,000, or 92% and 87%, respectively. These increases are attributable to an increased number of customers, translating into increased costs of subscriptions. Included in cost of subscriptions are product enhancement amortization costs (development costs for enhancements to existing products) which have increased by $128,000 or 76% from $167,000 to $295,000 over the comparable three month period in 1999 and $236,000 or 79% from $300,000 to $536,000 over the comparable six month period. Also included in cost of subscriptions is depreciation expense for subscription-based equipment of approximately $290,000 and $521,000 for the three and six month periods, respectively. This is a 129% increase or $164,000 over the comparable three months and 125% or $290,000 over the comparable six-month period. Cost of service increased for both the three and six month periods by $34,000 and $44,000 or 27% and 18%, respectively. Increases for both the cost of subscriptions and the cost of service can be linked directly to the increases in subscription and service revenues.

Gross Profit
Overall gross profit improved over the three and six month periods by $1.9 and $3.4 million or 94% and 90%, respectively. This represents a 4-point margin improvement from 68% to 72% for the same three-month period in 1999, and a 3-point margin improvement from 70% to 73% for the six-month period. The increase in gross profit margin can be attributable to a growing market for our FixTrader product. As of June 30, 2000, our FixTrader product has grown to over 580 desk-tops. This is an increase of approximately 350 units from a year ago and 100 units over the previous first quarter. Sales revenue, subscription revenue and service revenue all had positive gross profit improvements for the three-month period of 27%, 156%, and 68%, respectively. The six-month gross profit improvements were 13%, 176%, and 52%, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and six month periods ended June 30, 2000 were $2.5 and $4.6 million as compared to $1.7 and $3.3 million in the comparable periods in 1999. Part of the increase in expenses for the Company is from a continuing expansion of operations in both the U.S. and London. As a result of the Company's continued growth, the Company has experienced increases in salaries and related personnel costs. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. In addition, during June 1999, the Company relocated its London office, which resulted in higher office occupancy costs. Management continues to believe that the ongoing investment in development of the NYFIX data center, and its services, are designed to better leverage the existing products together with providing additional sources of revenue. The Company has improved its customer service by adding resources in its installation and project management organization. Research and development (new explorative research) expenses for the three and six month periods ended June 30, 2000 were $102,000 and $214,000, as compared to $127,500 and $144,000 for the comparable periods in 1999, a decrease of 20% for three months ended and an increase of 48% for six months ended.

Depreciation and Amortization Expense
Depreciation and amortization expense for the three-and six month periods ended June 30, 2000 were $254,000 and $482,000 as compared to $147,000 and $281,000 in the comparable periods in 1999, an increase of 73% and 72%, respectively. Such increases principally reflect the continued investment in the Company's infrastructure in its NYFIX data center.

Interest Expense
Interest expense for the three and six month periods ended June 30, 2000 were $66,000 and $132,000 as compared to $49,000 and $99,000 for the comparable periods in 1999. The increase was primarily due to higher balances outstanding on the Company's line of credit during 2000, combined with an increase in interest rates during 2000 and the effect of increased financing expense on the warrants issued in connection with the line of credit resulting from the higher balances outstanding on the line of credit during 2000.

Interest and Other Income
Interest and other income primarily consists of interest earned on cash balances and notes receivable. Interest income for the three and six-month periods ended June 30, 2000 was $51,000 and $75,000, as compared to $23,000 and $61,000 for the comparable periods in 1999. The increase in interest income was principally due to increased average cash balances during the three and six months ended June 30, 2000. Along with bank interest, interest income is also being derived through notes receivable from officers and directors.

Net Earnings
Net earnings for the three and six months ended June 30, 2000 were $1.1 and $1.8 million, respectively, or $0.04 per basic and diluted common share for three months and $0.08 per basic common share and $0.07 per diluted common share for six months. Net earnings for the three and six month periods in 1999 were $150,000 and $180,000, respectively, or $0.01 per basic and diluted common share for both periods. The net earnings principally resulted from the higher level of revenues and margins, stable product costs and nominal increases in Selling, General and Administrative expenses.


Liquidity and Capital Resources

The Company's primary source of liquidity has been equity capital and draw downs from its line of credit. At June 30, 2000 cash balances increased to $3.5 million from $1.6 million at December 31, 1999 as a result of the increase in net earnings and the exercise of options and warrants, partially offset by the acquisition of equipment and other assets.

The Company at June 30, 2000 had total debt of $2.5 million, which represents amounts drawn down from its line of credit. In addition, at June 30, 2000, the Company had no material commitments for capital expenditures or inventory purchases.

The Company believes that with its available capital and anticipated funds generated from operations it will be able to fund its cash needs through the end of 2000 without the need for additional capital or financing. The Company intends to utilize its projected positive financial position to internally finance its continued development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations grow more rapidly than anticipated and do not generate cash to the extent currently anticipated by management of the Company, it is possible that the Company could require additional funds beyond 2000. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

Working Capital
At June 30, 2000 and December 31, 1999 the Company had working capital of $7.2 million and $4.5 million, respectively. The Company's present capital resources include proceeds from its September 1999 and November 1998 private placement of common stock and drawings from its bank credit facility.

Cash Provided by / Used in Operating Activities
During the six months ended June 30, 2000, net cash provided by operations were $2.2 million as compared to net cash provided by operations for the six months ended June 30, 1999 of $74,000. This increase is primarily due to net earnings of $1.8 million for the six months ended June 30, 2000.

Cash Used in Investing Activities
During the six months ended June 30, 2000 and 1999, net cash used in investing activities was $2.6 million and $2.7 million, respectively, and principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

Proceeds From Financing Activities
During the six months ended June 30, 2000 and 1999, proceeds from financing activities were $2.4 million and $148,000, respectively. The increase is primarily due to the exercise of options and warrants.

Seasonality
The Company believes that its operations are not significantly affected by seasonality.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its consolidated financial statements.

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

PART II

OTHER INFORMATION

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Annual Meeting of Shareholders of the Company was held on June 5, 2000. Votes were cast with respect to the Proposals described in the Proxy Statement as follows:

                  Proposal 1 - Election of Directors for a term of one year.

                       Name                   For             Withheld Vote
                       ----                   ---             -------------

                  Peter K. Hansen          16,123,118           953,758
                  Dean G. Stamos           16,742,831           334,045
                  Carl E. Warden           16,744,269           332,607

                  Proposal 2 - To approve an amendment to the Company's Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan.

                  For                      16,603,415
                  Against                     449,727
                  Abstain                      23,734

                  Proposal 3 - To ratify the appointment of Deloitte & Touche LLP as auditors of the Company for the year 2000.

                  For                      16,300,265
                  Against                     768,900
                  Abstain                       7,711

     Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS

                  27    Financial    Data    Schedule,    which   is   submitted
                        electronically to the Securities and Exchange Commission for information purposes only and not filed.

           (b)    REPORTS ON FORM 8-K

                  On April 28, 2000 the Company filed a current report on Form 8-K relating to the change in its certifying accountants.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               NYFIX, INC.
                                       (Registrant)



                                       By: /s/ Richard A. Castillo
                                           -------------------------------------
                                           Richard A. Castillo
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)