Form 10-Q
period 2000-09-30
NYFIX INC
filed 2000-11-13
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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




            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


25,009,975 shares of Common Stock were issued and outstanding as of October 27, 2000.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended September 30, 2000


CONTENTS                                                                   PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2000 (unaudited) and December 31, 1999             3

            Condensed Consolidated Statements of Income (unaudited)
            for the three month and nine month periods ended
            September 30, 2000 and 1999                                      4

            Condensed Consolidated Statements of Cash Flows
            (unaudited) for the nine month periods ended
            September 30, 2000 and 1999                                      5

            Notes to Condensed Consolidated Financial
            Statements (unaudited)                                           6

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      13

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K                                14


SIGNATURE                                                                   14

                           NYFIX, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,    December 31,
                                                                                         2000            1999
                                                                                         ----            ----
ASSETS                                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $  4,658,088   $  1,565,649
    Accounts receivable - less allowance of $234,000 and $125,000, respectively        10,207,943      7,088,820
    Inventories, net                                                                    1,547,738      1,303,658
    Prepaid expenses and other current assets                                             735,768        478,641
    Due from NYFIX Millennium                                                             772,472        861,970
    Receivable from officers                                                              152,212        156,992
                                                                                     ------------   ------------
                  Total Current Assets                                                 18,074,221     11,455,730
EQUIPMENT, net                                                                          8,026,715      5,873,037
INVESTMENT IN NYFIX MILLENNIUM                                                         19,500,000     19,500,000
OTHER ASSETS, net                                                                       2,551,117      1,999,258
                                                                                     ------------   ------------
                  TOTAL ASSETS                                                       $ 48,152,053   $ 38,828,025
                                                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                 $  2,631,937   $  1,845,996
    Accrued expenses                                                                    2,051,942      1,269,070
    Current portion of debt                                                             2,250,000        500,000
    Advance billings                                                                    4,291,939      3,178,636
    Payroll and other taxes payable                                                        61,420        149,043
                                                                                     ------------   ------------
              Total Current Liabilities                                                11,287,238      6,942,745

LONG-TERM DEBT                                                                               --        2,000,000
                                                                                     ------------   ------------
                  Total Liabilities                                                    11,287,238      8,942,745
                                                                                     ------------   ------------

STOCKHOLDERS' EQUITY:
    10% Convertible preferred stock - par value $1.00; 5,000,000 shares authorized;
          none issued
    Common stock - par value $.001; 60,000,000 authorized, 24,962,725 and
          15,903,302 shares issued and outstanding, respectively                           24,963         15,903
    Warrants                                                                              246,170        189,509
    Additional paid-in capital                                                         39,041,790     35,681,437
    Accumulated deficit                                                                (1,863,748)    (5,369,945)
    Due from officers and directors                                                      (584,360)      (631,624)
                                                                                     ------------   ------------
                  Total Stockholders' Equity                                           36,864,815     29,885,280
                                                                                     ------------   ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 48,152,053   $ 38,828,025
                                                                                     ============   ============

The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      Three Month Period Ended       Nine Month Period Ended
                                                    September 30,  September 30,  September 30,   September 30,
                                                         2000        1999              2000           1999
                                                    -------------  -------------  -------------   -------------
REVENUES:
Sales                                               $  1,376,245   $    709,878   $  3,524,332   $  2,584,384
Subscription revenues                                  4,270,851      1,839,024     10,837,021      4,565,074
Service contracts                                        863,729        447,687      2,063,808      1,293,859
                                                    ------------   ------------   ------------   ------------

      Total Revenues                                   6,510,825      2,996,589     16,425,161      8,443,317
                                                    ------------   ------------   ------------   ------------
COST OF REVENUES:

Cost of sales                                            143,970         88,856        534,893        405,476

Cost of subscription revenues                          1,422,029        670,022      3,424,225      1,742,800

Cost of service contracts                                183,946        143,732        478,784        394,174
                                                    ------------   ------------   ------------   ------------
      Total Cost of Revenues                           1,749,945        902,610      4,437,902      2,542,450
                                                    ------------   ------------   ------------   ------------
GROSS PROFIT                                           4,760,880      2,093,979     11,987,259      5,900,867
                                                    ------------   ------------   ------------   ------------
EXPENSES:
Selling, general and administrative                    2,648,101      1,543,162      7,205,575      4,839,879
Depreciation and amortization                            272,975        155,392        755,335        436,107
                                                    ------------   ------------   ------------   ------------
      Total Expenses                                   2,921,076      1,698,554      7,960,910      5,275,986
                                                    ------------   ------------   ------------   ------------
EARNINGS FROM OPERATIONS                               1,839,804        395,425      4,026,349        624,881

Interest expense                                         (64,872)       (44,009)      (196,842)      (143,255)

Interest and other income                                 35,850         32,813        111,334         93,420
                                                    ------------   ------------   ------------   ------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES             1,810,782        384,229      3,940,841        575,046

PROVISION FOR INCOME TAXES                               145,404         16,561        434,644         27,036
                                                    ------------   ------------   ------------   ------------
NET EARNINGS                                        $  1,665,378   $    367,668   $  3,506,197   $    548,010
                                                    ============   ============   ============   ============
BASIC EARNINGS PER COMMON SHARE                     $       0.07   $       0.02   $       0.14   $       0.03
                                                    ============   ============   ============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      24,823,736     21,306,683     24,458,917     21,274,061
                                                    ============   ============   ============   ============
DILUTED EARNINGS PER COMMON SHARE                   $       0.06   $       0.02   $       0.13   $       0.02
                                                    ============   ============   ============   ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    26,995,836     23,032,616     26,480,142     22,545,776
                                                    ============   ============   ============   ============


The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  Nine Month Period Ended
                                                               September 30,  September 30,
                                                                  2000            1999
                                                               -------------  -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       $ 5,083,584   $   426,277
                                                                -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for equipment                                       (3,757,868)   (3,138,830)
    Payments for software development costs and other assets     (1,399,954)   (1,197,441)
                                                                -----------   -----------
                 Net cash used in investing activities           (5,157,822)   (4,336,271)
                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of line of credit                                    (250,000)         --
    Proceeds from line of credit                                       --         700,000
    Issuance of common stock                                      3,416,677     2,845,495
                                                                -----------   -----------
                 Net cash provided by financing activities        3,166,677     3,545,495
                                                                -----------   -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  3,092,439      (364,499)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    1,565,649     3,948,004
                                                                -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 4,658,088   $ 3,583,505
                                                                ===========   ===========



The accompanying notes to the condensed consolidated financial statements are an integral part of these statements.

NYFIX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
----------------------------------------------------------------


1.          ORGANIZATION

            NYFIX, Inc. and subsidiary (the "Company") is listed on the Nasdaq Stock Market under the symbol NYFX. Prior to March 6, 2000, the Company's common stock was traded on the American Stock Exchange under the ticker symbol NYF.

            References herein to "we" and "our" refer to NYFIX, Inc. and consolidated subsidiary unless the context specifically requires otherwise.


2.          BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. In the opinion of management, all adjustments, which comprise normal and recurring accruals considered necessary for a fair presentation, have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


                                        Three Month                Nine Month
                                        Period Ended               Period Ended
                                  --------------------------- ---------------------------
                                  September 30, September 30, September 30, September 30,
                                      2000          1999          2000          1999
                                  --------------------------- ---------------------------

Net Earnings                       $ 1,665,378  $   367,668  $ 3,506,197  $   548,010
                                   ===========  ===========  ===========  ===========

Basic Weighted Average Shares
  Outstanding                       24,823,736   21,306,683   24,458,917   21,274,061
                                   ===========  ===========  ===========  ===========
Basic Earnings per Common Share    $      0.07  $      0.02  $      0.14  $      0.03
                                   ===========  ===========  ===========  ===========
Basic Weighted Average
  Shares Outstanding                24,823,736   21,306,683   24,458,917   21,274,061
     Dilutive Options                2,138,299    1,457,089    1,987,978    1,061,463
     Dilutive Warrants                  33,801      268,844       33,247      210,252
                                   -----------  -----------  -----------  -----------
Diluted Weighted Average Shares
  Outstanding                       26,995,836   23,032,616   26,480,142   22,545,776
                                   ===========  ===========  ===========  ===========

Diluted Earnings per Common Share  $      0.06  $      0.02  $      0.13  $      0.02
                                   ===========  ===========  ===========  ===========


5.          INCOME TAXES

            The Company's projected annual Federal income tax provision has been offset through the utilization of net operating loss carryforwards. The Company's income tax provision consists of estimated state, local, and foreign income taxes.

6.          INVENTORIES

            Inventories consist of parts, finished goods and minor materials and are stated at the lower of cost, determined on an average cost basis, or market.

                                                   September 30,   December 31,
                                                       2000            1999
                                                       ----            ----
             Parts                                 $1,028,801     $   828,259
             Finished goods                           600,937         557,399
             Less: allowance for obsolescence          82,000          82,000
                                                   ----------     -----------
                           Total                   $1,547,738     $ 1,303,658
                                                   ==========     ===========

7.          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect the Statement to have a material impact on its consolidated financial statements. The FASB issued SFAS No. 137 and SFAS No. 138, which deferred the effective date for SFAS No. 133 to January 1, 2001.

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

            Information on reportable segments is as follows (in 000's):

                                              Three Month Period Ended                       Nine Month Period Ended
                                     -------------------------------------------    ---------------------------------------------
                                      September 30,             September 30,        September 30,              September 30,
                                           2000                     1999                 2000                       1999
                                     -------------------------------------------    ---------------------------------------------

Revenues:
   Stamford/New York                        $4,931                   $2,039                $12,640                    $6,145
   London                                      393                      807                  2,216                     2,105
   Chicago                                   1,187                      151                  1,569                       193
   Inter-Segment Sales                       -                           38                      5                        59
   Inter-Segment Elimination                 -                         (38)                    (5)                      (59)
                                     -------------------------------------------    ---------------------------------------------
Total Revenues                              $6,511                   $2,997                $16,425                    $8,443
                                     ==========================================   ===============================================


Gross Profit:
   Stamford/New York                        $3,314                   $1,264                $ 8,568                    $3,882
   London                                      282                      691                  1,904                     1,844
   Chicago                                   1,165                      139                  1,515                       175
                                     -------------------------------------------    ---------------------------------------------
Gross Profit                                $4,761                   $2,094                $11,987                    $5,901
                                     ==========================================   ===============================================

9.          JOINT VENTURE

            On October 27, 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium") with seven leading international investment banks and brokerage firms (the
            "Consortium"). NYFIX owns 50% of the joint venture and the Consortium owns the remaining 50%. NYFIX Millennium intends to operate as an alternative trading system. All of the members of the Consortium, and the Company, have invested $2,000,000 each in NYFIX Millennium. Each Consortium partner received 281,250 shares of common stock of the Company, for an aggregate 1,968,750 shares, in return for granting the Company an option allowing the Company the right to purchase up to an additional 30% of NYFIX Millennium. The Company may exercise the option through the exchange of one share of the Company's common stock for each unit to be purchased, subject to adjustments in the event of any split, combination, reclassification or other adjustments to the capital structure of the Company. NYFIX's total investment in the joint venture of $19,500,000 consists of $17,500,000 (1,968,750 shares x $8.89) plus the capital cash contribution of $2,000,000. Pursuant to the Operating Agreement, the first $14,000,000 in losses will be allocated to the Consortium investors, which equals the extent of their capital investment in NYFIX Millennium, and no portion of those losses will be borne by the Company. The Company has incurred operating and capital costs on behalf of NYFIX Millennium. Such costs are reflected as Due from NYFIX Millennium on the Company's balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto. Historical results and percentage relationships are not necessarily indicative of the operating results for any future period.

The Company commenced its present business operations in January 1991 through the acquisition of a software license for its Guided-Input(R) Touchpad system. Since that time, the Company has transitioned from a hardware vendor to a software development company focusing exclusively on applications for the financial marketplace. The Company provides a complete line of workstation products for the financial trading desk environment and its systems provide order management and routing software for firms engaged in financial trading. The Company currently offers its trading products (integrated systems including hardware and software) together with linkage through its NYFIX data center. The data center is a communication infrastructure enabling the Company to provide its customers with global electronic connectivity for order routing and allowing the Company to deploy and monitor its systems and services from a single location. Customers subscribe to various products, paying a monthly fee per terminal for the Company's integrated software systems. Most contracts provide the customer with a basic system or infrastructure via the Company's NYFIX data center and are entered into by the customer with the intention to expand the level of services subscribed to, once the basic system and infrastructure are operational. Subscription revenue contracts range from one to three year periods. The Company begins recording subscription revenue once installation is complete. In addition to significant logistical improvements in delivery and support of its products, the Company has expanded its business to offer the industry a central electronic meeting place between the buy-side and sell-side, while simultaneously providing a single point of universal access to different exchange floor environments.

Management has made considerable effort with respect to an expansion of the Company's operations, development of various trading systems and changes to its business model to that of a subscription-based product offering. The Company believes this expansion of personnel, facilities, product portfolio and subscription-based model will continue to benefit the Company and its future growth. In the previous model, the Company would only receive revenue one time for products or services sold. It is important to note that this transition is causing revenue to be recognized over a longer period of time than the previous capital sales model. Management believes our subscription business model has strengthened the Company's market share as well as its financial position going forward.

On October 27, 1999, the Company announced the formation of NYFIX Millennium with a Consortium of leading international banks and brokerage firms. NYFIX Millennium has registered as a Broker/Dealer and plans to operate in compliance with Regulation ATS. NYFIX Millennium is an "Integrated ATS, Exchange Access and Intelligent `Best Execution' Order-Routing System" designed to provide the financial community with "Best-Execution." NYFIX Millennium is built upon NYFIX's proprietary "Super FIX Engine" technology and existing NYFIX network infrastructure. NYFIX Millennium is a Hybrid Market System leveraging new regulation and technology with the power of the traditional markets.

Revenues
Overall revenue for the three and nine months ended September 30, 2000 exceeded the same periods in 1999 by 117% and 95%, respectively, increasing from $3 million to $6.5 million and from $8.4 million to $16.4 million, respectively. Increase in demand across all the Company's products contributed to the continued growth in the three and nine month results. With the markets for electronic trading systems expanding at a rapid rate, both domestically and globally, the Company believes the opportunity for continued growth will remain strong. Subscription revenues was the most improved component of revenue, demonstrating that the Company's overall strategy to lease its products has enabled steady growth in subscription revenue period over period. Subscription revenues increased 132% over the three-month period and 137% over the nine-month period, or $2.4 and $6.3 million over the same respective periods in 1999. Service revenues increased 93% and 60% over the comparable three and nine month periods in 1999. The increase in service revenues was principally due to the increase in subscription revenues, partially offset by a decrease in service revenue from sales resulting from the Company's strategy to focus on subscription basis revenue. Sales revenue increased 94% and 36% over the comparable three and nine month periods in 1999, primarily due to sales in our OBMS product line (Futures & Options).

Cost of Revenues
While the Company is primarily focusing on leasing its equity software products, its derivatives products have been very successful using its capital sales model. From time to time the Company generates sales on its hardware products. Cost of sales increased over the three and nine month periods by $55,000 and $129,000 or 62% and 32%, respectively. This increase for both periods was primarily due to a larger percentage of hardware sales for the periods ended September 30, 2000 over the same periods in 1999. The cost of subscription revenue increased over the three and nine month periods by $752,000 and $1,681,000 or 112% and 96%, respectively. These increases are attributable to an increased number of customers, translating into increased costs of subscriptions. Included in cost of subscription are product enhancement amortization costs (development costs for enhancements to existing products) which have increased by $116,000 or 60% from $193,000 to $309,000 over the comparable three month period in 1999 and $353,000 or 72% from $492,000 to $845,000 over the comparable nine month period. Also included in cost of subscription is depreciation expense for subscription-based equipment of approximately $331,000 and $852,000 for the three and nine month periods, respectively. This is a 122% increase or $182,000 over the comparable three months and 125% or $473,000 over the comparable nine-month period. Cost of service increased for both the three and nine month periods by $40,000 and $85,000 or 28% and 21%, respectively. Increases for both the cost of subscription and the cost of service can be linked directly to the increases in subscription and service revenues.

Gross Profit
Overall gross profit improved over the three and nine month periods by $2.7 and $6.1 million or 127% and 103%, respectively. This represents a 3-point margin improvement from 70% to 73% from the same three-month and nine-month periods in 1999. The increase in gross profit margin can be attributable to a growing market for our desktop products. As of September 30, 2000, placement of our desktop products has grown to approximately 1,100 units. This is an increase of approximately 600 units from the number of units at September 30, 1999. Sales revenue, subscription revenue and service revenue all had significant gross profit improvements for the three-month period of 98%, 144%, and 124%, respectively. The nine-month gross profit improvements were 37%, 163%, and 76%, respectively.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three and nine month periods ended September 30, 2000 were $2.6 and $7.2 million as compared to $1.5 and $4.8 million in the comparable periods in 1999. The increase in expenses for the Company is primarily due to the Company's continued growth, which has led to increased salary and related personnel costs. The Company's recruitment effort continues to strengthen the Company's infrastructure and position the Company to respond to increasing market and revenue opportunities. To accommodate this increase in personnel, the Company expanded the size of its leased square footage by approximately fifty percent at its US headquarters during the current year's third quarter. In addition, in June of 1999, the Company relocated its London office. The combination of these two events has resulted in higher office occupancy costs. Management believes that the ongoing investment in development of the NYFIX data center, and its services, will position the Company to leverage existing products together with providing additional sources of revenue. The Company has improved its customer service by adding resources in its installation and project management organization. Research and development (new explorative research) expenses for the three and nine month periods ended September 30, 2000 were $132,000 and $346,000, as compared to $75,000 and $219,000 for the comparable periods in 1999, an increase of 76% and 58% for three and nine month periods, respectively.

Depreciation and Amortization Expense
Depreciation and amortization expense for the three and nine month periods ended September 30, 2000 was $273,000 and $755,000, respectively, as compared to $155,000 and $436,000 in the comparable periods in 1999, an increase of 76% and 73%, respectively. Such increases principally reflect the continued investment in the Company's infrastructure for its NYFIX data center.

Interest Expense
Interest expense for the three and nine month periods ended September 30, 2000 was $65,000 and $197,000, as compared to $44,000 and $143,000 for the comparable periods in 1999, respectively. The increase was primarily due to higher average balances outstanding in 2000 versus 1999 on the Company's line of credit due to the draw down of an additional $700,000 in August of 1999, combined with the effect of continued financing expense on the warrants issued in connection with the line of credit.

Interest and Other Income
Interest and other income primarily consists of interest earned on cash balances and notes receivable. Interest income for the three and nine month periods ended September 30, 2000 was $35,000 and $110,000 as compared to $25,000 and $85,000 for the comparable periods in 1999, respectively. The increase in interest income was principally due to increased average cash balances during the three and nine months ended September 30, 2000. Along with bank interest, interest income is also being derived through notes receivable from officers and directors.

Net Earnings
Net earnings for the three and nine months ended September 30, 2000 were $1.7 and $3.5 million, respectively, or $0.07 per basic common share and $0.06 per diluted common share for three months and $0.14 per basic common share and $0.13 per diluted common share for nine months. Net earnings for the three and nine month periods in 1999 were $368,000 and $548,000, respectively, or $0.02 per basic and diluted common share for three months and $0.03 per basic common share and $0.02 per diluted common share for nine months. The net earnings principally resulted from the higher level of revenues and margins, stable product costs and lower Selling, General and Administrative expenses as a percentage of revenues.

Liquidity and Capital Resources

Prior to achieving the Company's present levels of profitability, our primary source of liquidity had been equity capital and draw downs from our line of credit. At September 30, 2000 cash balances increased to $4.7 million, from $1.6 million at December 31, 1999, as a result of the increase in net earnings and the exercise of stock options and warrants, partially offset by the acquisition of equipment and other assets.

The  Company  at  September  30,  2000 had total  debt of $2.25  million,  which represents amounts drawn down from our line of credit agreement (the "Agreement") net of repayments. In addition, at September 30, 2000, the Company had no material commitments for capital expenditures or inventory purchases.

Under the terms of the Agreement, no further draw downs are available under the Agreement and the Company must repay $83,333 per month for the next nine months and the remaining balance of $1.5 million on July 30, 2001. The Company believes that with its available capital and anticipated funds generated from operations it will be able to fund its cash needs for the next twelve months without the need for additional capital or financing. The Company intends to utilize its projected positive financial position to internally finance its continued development activities and anticipated sales growth. The Company's financial requirements and its ability to meet them thereafter will depend largely on its future financial performance. However, in the event the Company's operations grow more rapidly than anticipated and do not generate cash to the extent currently anticipated by management of the Company, it is possible that the Company could require additional funds. At this time, the Company does not know what sources, if any, would be available to it for such funds, if required.

Working Capital
At September 30, 2000 and December 31, 1999 the Company had working capital of $6.8 million and $4.5 million, respectively. The Company's present working capital resources include proceeds from internal operations and from its September 1999 and November 1998 private placement of common stock and drawings from its line of credit.

Cash Provided by Operating Activities
During the nine months ended September 30, 2000, net cash provided by operations was $5.1 million as compared to net cash provided by operations for the nine months ended September 30, 1999 of $426,000. The increase is primarily due to net earnings of $3.5 million for the nine months ended September 30, 2000 versus net earnings of $548,000 for the nine months ended September 30, 1999.

Cash Used in Investing Activities
During the nine months ended September 30, 2000 and 1999, net cash used in investing activities was $5.2 million and $4.3 million, respectively, which principally represents payments for the purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio.

Proceeds From Financing Activities
During the nine months ended September 30, 2000 and 1999, proceeds from financing activities were $3.2 million and $3.5 million, respectively. The decrease is primarily due to a $2.5 million private placement of common stock which occurred in September 1999, offset by the exercise of stock options and warrants in the current year's nine month period.

Seasonality
The Company believes that its operations are not significantly effected by seasonality.

New Accounting Pronouncements
In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes standards for the accounting and reporting for derivative instruments and for hedging activities and requires the recognition of all derivatives as assets or liabilities measured at their fair value. Gains or losses resulting from changes in the fair value of derivatives would be recognized in earnings in the period of change unless certain hedging criteria are met. The Company does not expect the Statement to have a material impact on its consolidated financial statements. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective on January 1, 2001.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 31, 1999. The Company is required to adopt SAB 101 by December 31, 2000. The Company does not expect the adoption of SAB 101 to have a material impact on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk principally with changes in interest rates. Interest rate exposure is primarily limited to the $2.25 million of long-term debt outstanding at September 30, 2000, under the Company's line of credit agreement. Borrowings under the line of credit agreement bear interest at rates that float with the market. Assuming a change of 100 basis points in the interest rates on the line of credit agreement, interest expense and cash flows would be affected by approximately $16,000 through July 30, 2001, at which time the line of credit agreement expires. The Company does not use derivative financial instruments for any purpose.

PART II

OTHER INFORMATION

     Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS

                  27    Financial    Data    Schedule,    which   is   submitted
                        electronically to the Securities and Exchange Commission for information purposes only and not filed.

(b)         REPORTS ON FORM 8-K

                  None

Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period presented.

================================================================================

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   NYFIX, INC.
                                  (Registrant)



                                       By: /s/ Richard A. Castillo
                                           Richard A. Castillo
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)


Dated: November 13, 2000