Form 10-K
period 2000-12-31
NYFIX INC
filed 2001-04-02
CIK 99047

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)


/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2000

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

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $501 million, as of March 16, 2001. Solely for the purposes of this calculation, shares held by directors and officers of the Registrant have been excluded. Such exclusion should not be deemed a determination by the Registrant that such individuals are, in fact, "affiliates" of the Registrant.

As of March 16, 2001 there were 25,340,788 shares of the Registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

   Documents                                             Form 10-K Reference
   ---------                                             -------------------
   Proxy Statement for the 2001 Annual Meeting
      of Stockholders                                    Part III, Items 10 - 13

                                   NYFIX, INC.
                         TABLE OF CONTENTS TO FORM 10-K

Item Number                                                               Page
-----------                                                               ----
PART I

         ITEM 1 - BUSINESS                                                  1
         ITEM 2 - PROPERTIES                                                6
         ITEM 3 - LEGAL PROCEEDINGS                                         6
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS                                    6
PART II

         ITEM 5 - MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
                        STOCKHOLDER MATTERS                                 6
         ITEM 6 - SELECTED FINANCIAL DATA                                   7
         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION                  8
         ITEM 7A - QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK                                        13
         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA              13
         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE                13
PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      13
         ITEM 11 - EXECUTIVE COMPENSATION                                  13
         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT                                     13
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          13

PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K                                        14

                                     PART I

ITEM 1. BUSINESS
Description of Business

NYFIX, Inc. (the "Company" or "NYFIX") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities and derivative instruments. The Company's NYFIX Network, a combined Financial Information Exchange protocol ("FIX") and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side and exchange floor environments. NYFIX is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago and London. The Company was incorporated in New York in 1991 and is listed on the Nasdaq Stock Market under the symbol NYFX. Prior to March 6, 2000, the Company's common stock was traded on the American Stock Exchange under the ticker symbol NYF. Prior to October 25, 1999, the Company's common stock was traded on the American Stock Exchange under the ticker symbol TSI.

The Company's goal is to become the leading provider of real-time electronic trade entry and routing systems and connectivity services to the global financial services industry. The Company offers its customers the ability to enter and route orders and executions electronically from "end-to-end," from the buy-side/retail institution or remote branch office through to the exchange floors and electronic exchanges. The Company's technology is used by such major firms as Lehman Brothers, Deutsche Bank, UBS Warburg, ING Barings and Merrill Lynch, among others.

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

In September 1997, the Company launched its NYFIX Network, a FIX and Exchange Access Network designed to provide the financial community with a central electronic meeting place for routing real-time orders and other FIX messages. NYFIX provides the Company's equities customers access to its subscription-based quote, order and execution routing systems as well as providing connectivity between the buy-side, sell-side and exchange floor environments through the industry standard trade communication protocol, FIX. NYFIX offers financial firms the ability to utilize the Company's systems without having to invest in a communications infrastructure. Furthermore, the Company's NYFIX Data Centers offer the potential for an "any to any" relationship for routing orders and executions between and among firms, various exchanges and alternative sources of liquidity including Electronic Communications Networks (ECNs). The Company has made considerable progress implementing its subscription-based NYFIX business model throughout 2000 and management believes the Company is well positioned for further growth in 2001. NYFIX continues to provide the financial industry with complete systems, including the raw terminals (hardware manufactured by NYFIX), the software and the infrastructure (through its NYFIX Data Centers) to tie the trading industry together for the electronic entry and routing of orders and executions.

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

Information about the Company's business segment and sales to unaffiliated customers, gross profit and identifiable assets, by geographic area, is contained in "Note 14 - Business Segment Information" appearing in the consolidated financial statements as noted in the Index appearing under Item 14
(a) (1).

NYFIX Millennium, L.L.C.
------------------------
In October of 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium"), with Deutsche Bank, ING Barings, Lehman Brothers, Morgan Stanley Dean Witter, Sanford C. Bernstein & Co., Inc., SG Cowen
Securities and UBS Warburg (the "Consortium"). NYFIX owns 50% of NYFIX Millennium and the Consortium owns the remaining 50%.

In 2000, NYFIX Millennium became a Broker/Dealer and member of the National Association of Securities Dealers (NASD). NYFIX Millennium is an Alternative Trading System ("ATS"), an electronic execution facility for equities trading transactions. The System matches buyers and sellers of securities through an electronic matching facility. The system is designed to provide investors with a valuable tool for achieving "best execution," by aiming to help investors achieve price improvement, ensure anonymity and reduce market fragmentation through the electronic linkage of various liquidity sources, including exchanges and electronic communication networks (ECNs). NYFIX Millennium leverages the NYFIX network's large order routing share volume to provide a more efficient liquidity source for the financial community. NYFIX Millennium is referred to as a Hybrid Market System because it combines the electronic execution technology of an ECN with the liquidity of traditional primary markets. Through real-time matching and automatic forwarding of unexecuted orders to the primary exchange markets, NYFIX Millennium plans to provide traders unparalleled access to liquidity. NYFIX Millennium plans to generate transaction-oriented revenue by providing high quality executions, providing price improvement and/or liquidity enhancements, reducing execution costs and providing superior execution services. The NYFIX Millennium ATS went into a test phase with a limited number of customers in late 2000.

On March 14, 2001, NYFIX Millennium added Bank of America and First Union Securities as new partners, with additional partners and funding expected in the near term. Pursuant to the terms of the Operating Agreement of NYFIX Millennium, each new partner contributed $2,000,000 to NYFIX Millennium, and the Company maintained its 50% ownership interest in NYFIX Millennium in exchange for reducing certain of its rights to share in future dividend distributions of NYFIX Millennium. The Company issued 94,000 shares of its common stock to each new partner in return for the same option rights noted above.


                                    Products

Portfolio of Complete Electronic Trading Systems
------------------------------------------------
NYFIX supplies complete, standardized trading solutions that consist of hardware, proprietary software packages and network technology for the trading of equities and derivative instruments. In addition, the Company supports its customers in all aspects of planning and implementing these systems as well as providing on-going technical support.

The Company has two principal product lines: Equities and Future & Options. Each product line maintains technical management staff with expert knowledge so that the individual product lines are efficiently targeted to their respective customers. The Equities product line operates primarily out of the Company's Stamford and New York offices and the Future & Options product line operates primarily out of the Company's London and Chicago offices. The London and Chicago offices are included in a wholly-owned subsidiary of the Company known as Trinitech Systems International, Inc. Each location has the opportunity to sell, or enter into subscriptions for, each of the Company's product lines.

Equities Product Line
---------------------
The Company has developed eight systems for equities trading:
     1.          Market Looks System
     2.          FloorReport(R)
     3.          FIXTrader(R)
     4.          NYFIX(R)Network Services
     5.          Breakwatch(TM)
     6.          TradeWatch
     7.          NYFIX HandHeld
     8.          Nasdaq Agency Interface

The NYFIX Market Looks System consists of the Trinitech Touchpad(R), a scanner, server and proprietary software. The touchpad was designed by the Company to simplify and expedite the entry of orders and information related to the trading of financial instruments. The Trinitech Touchpad(R), with its patented flat panel design, was developed to optimize critical trader/broker desktop real estate. Its proprietary open architecture offers seamless integration with all major industry operating systems, thereby allowing customers to freely choose between the most popular operating systems. The Market Looks Systems is comprised of two complementary software modules: FloorLook(R) for the exchange floor booth and FloorLook ImageViewer(R) for the upstairs trader workstation. The Market Looks System solves the challenge faced by member firms in getting real-time quotes or "looks" on stocks directly from the exchange floor to firms' upstairs trading operations. The Market Looks System operates by scanning handwritten quote slips called "looks" into a scanner by a floor clerk located at the member's booth. These scanned looks are instantly transmitted to upstairs traders at their workstations in multiple sites and remote offices. Implementation of the system results in the elimination of repetitive telephone traffic between clerks and traders. The Market Looks System helps firms reduce errors and disseminate information more efficiently.

The NYFIX FloorReport(R) System is a complete electronic order management system designed for exchange member firms' exchange floor operations. Orders are received electronically from upstairs traders (via the FIX Protocol), with execution information routed back in the same efficient manner. FloorReport(R) enables floor clerks to route execution information to sales and block traders in real time, enabling them to better service their customers. FloorReport organizes orders in a central blotter, helping clerks by tracking status and calculating average price in real-time.

The NYFIX FIXTrader System is a complete order management system for upstairs traders, which allows the electronic entry and routing of orders and executions between buy-side institutions, sales and block desks and exchange floor booths. Traders enter orders quickly and efficiently through a Touchpad(R) (or a mouse and keyboard configuration) and which are then routed to the appropriate venue in seconds, with executions routed back in the same efficient manner. With the financial industry's adoption of FIX as the standard protocol for communicating electronically, FIXTrader(R) offers an easy way for firms to gain FIX compliance. FIXTrader(R) enables firms to receive orders electronically from the buy-side as well as connect to back office systems helping firms achieve straight-through processing.

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

Breakwatch(TM) is NYFIX's application for identifying intra-day trade errors. This program helps firms identify potential trading errors, giving firms a chance to rectify mistakes on the day the trade takes place. Breakwatch(TM) also provides a link into the OCS system, simplifying reporting as per exchange trade reporting requirements.

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

NYFIX's Nasdaq Agency Interface is an application designed to accommodate order management and routing for the Nasdaq marketplace. Level II compliant, the Nasdaq Agency Interface enables traders to communicate electronically with the Nasdaq market.

During 2000, the Company enhanced its product line by adding a number of auxiliary services, such as increased connectivity options and linkages as well as increased functionality. Product development continues to be focused on adding more features to the Company's existing product line, accommodating customer requests. The Company is also developing additional products and services to be offered in 2001.

Product Pricing - Equities
All of NYFIX's products for equities trading are sold on a subscription basis, with hardware, software and maintenance provided for a monthly subscription fee. Subscription agreements usually run from one to three years, with automatic multiple year renewal provisions included. Products are priced on a monthly basis per terminal.

Product Penetration - Equities
Building upon the Data Center established in late 1996, the Company launched NYFIX(R), its combined FIX and Exchange Access Network, in September 1997. The Network and data center, strategically located several blocks from the New York Stock Exchange, offers easy monthly subscription-based access to all of the Company's quote, order and execution routing systems. The NYFIX Network also allows smaller "two-dollar" and independent brokers access to the Company's systems. Firms no longer need a communications infrastructure to utilize the Company's systems, as they can simply subscribe to the service. During 2000, the Company has continued to invest in the NYFIX data center infrastructure to accommodate customer needs and growth of the service.

Futures & Options Product Line
------------------------------
For the futures & options trading market, the Company markets its Futures & Options Order Book Management System ("OBMS"), which enables futures and options traders to enter, route and manage orders and executions in real-time. Global order routing between different international branches of the same firm and all the major global exchanges, both open outcry and electronic is supported by this comprehensive system. OBMS is offered utilizing the Company's patented Trinitech Touchpad(R) or in stand-alone software versions.

Product Pricing - Futures & Options
The Company offers OBMS on a subscription or transaction basis, with hardware, software and maintenance provided for a monthly fee. Subscription agreements usually run from one to three years with automatic multiple year renewal provisions included. When OBMS is sold on a transaction basis, the Company will receive a fee per futures contract traded through the system with a guaranteed monthly minimum payment.

Product Penetration - Futures & Options
OBMS has been utilized by a number of leading firms in the futures & options industry, including CS First Boston, Dresdner Kleinwort Benson, and Merrill Lynch, among others.

                                    Marketing

Electronic Trading Systems
--------------------------

The Company believes that the financial trading industry represents an ideal example of a uniform niche market. The characteristics of this market, particularly its low level of automation at the trade-entry or deal-making level, provide an excellent opportunity for the marketing of cost-effective and innovative technical solutions. The Company believes that this market is clearly defined, readily accessible, and accustomed to technological adjustment. As a single, coherent community, the trading industry allows the Company to market standardized products in a uniform manner for Equities and Futures & Options trading on a global basis. Management believes the Company's offering of products on a subscription or transaction basis through a data center solution will significantly aid in the roll-out of its products on an industry-wide basis, opening up new markets for the Company's products.

The Company continued its aggressive marketing efforts in 2000 and increased its global presence by exhibiting its products at numerous domestic and international technology and financial industry conferences. The Company also generated significant press coverage with respect to its FIX trading solutions and industry wide FIX and exchange connectivity network, NYFIX(R). The Company intends to continue its marketing initiatives in 2001.

                                   Competition

Electronic Trading Systems
--------------------------
Competition exists in the Company's primary market. The Company believes that it competes favorably with its trading systems, gaining additional leverage through optimized integration of NYFIX's advanced systems and its large number of connectivity options. To further enhance the marketability of its systems, the Company is implementing its solutions on the most popular and well-established client server architectures.

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

                             Patents and Trademarks

The Company maintains a program of obtaining and protecting U.S. and international patents and trademarks. The Company believes that the success of its business is not materially dependent on the existence or duration of any patent, group of patents or trademarks. The Company's trademarks should be available for the Company's use as long as it desires.

                                 Major Customers

Information about the Company's dependence on major customers relating to sales and accounts receivable is contained in "Note 8 - Major Customers" appearing in the financial statements as noted in the Index appearing under Item 14 (a) (1).

                               Rule 123 Amendments

NYFIX is aware of amendments on file with the SEC to change certain regulations governing the recording and transmission of orders to and on the NYSE floor. The first phase of such regulations calls for all orders received on the NYSE floor to be input into an electronic order management system for better monitoring and tracking of trades. The second phase calls for all orders to the exchange to be sent electronically. The Company believes this regulation is positively impacting NYFIX's business. The Company already produces systems capable of meeting and exceeding regulatory requirements with many additional features designed to reduce errors and maximize customer efficiency. Management believes that as the Rule 123 amendments wind their way through the SEC's notice and comment period NYFIX will be provided an even greater opportunity to capture market share both on the exchange floor and on the upstairs trading desks.

                                    Employees

As of March 16, 2001 the Company had 124 full-time employees.

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

ITEM 2. PROPERTIES

The Company maintains its executive offices and production facilities in leased premises at 333 Ludlow Street, Stamford, CT 06902 and its European Sales Office in London, England. The Company's U.S. headquarters consists of approximately 12,900 square feet at a current annual rental of $348,000, expiring on May 31, 2002. The Company's London office lease, expiring on June 6, 2009, is for approximately 5,490 square feet at a yearly rental of $137,000, excluding local taxes. The Company sublets a portion of the space for an annual rental income of $37,000, excluding local taxes. The Company also rents office space at 100 Wall Street, New York, NY 10005 and at 20 North Wacker Drive, Chicago, IL 60606 for an annual rental of $145,000 and $19,000, respectively, and approximately 4,800 square feet and 1,000 square feet, respectively. The Company leases office space of approximately 3,700 square feet at 33 Union Square, New York, NY 10003 for an annual rental of $162,000, expiring on December 1, 2001, which it subleases to NYFIX Millennium on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings that are currently pending or, to the Company's knowledge, contemplated against the Company or to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(a) Market Information
The Company's common stock is traded on the Nasdaq Stock Market under the symbol NYFX. Prior to March 6, 2000, the Company's common stock was traded on the American Stock Exchange under the ticker symbol NYF. Prior to October 25, 1999, the Company's common stock was traded on the American Stock Exchange under the ticker symbol TSI. The following table sets forth the high and low sales prices for the common stock, for the periods presented, as reported by the Nasdaq or AMEX, as applicable.

Prices of Common Stock
                                             High              Low
                                             ----              ---
2000
----

First Quarter *                              $43.67            $14.17
Second Quarter                               $44.38            $20.69
Third Quarter                                $46.31            $29.63
Fourth Quarter                               $45.81            $18.00

1999        **                                High             Low
----                                         ----              ---

First Quarter                                $ 4.22            $ 3.06
Second Quarter                               $ 8.17            $ 2.83
Third Quarter                                $13.33            $ 6.39
Fourth Quarter                               $21.17            $11.11

* Restated for 3 for 2 stock split in the form of a stock dividend effective 4/4/2000
** Restated for 3 for 2 stock splits in the form of stock dividends effective 11/15/1999 and 4/4/2000

(b) Holders
At March 16, 2001 the records of the Company's transfer agent indicated that there were 403 holders of record of the Company's common stock.

(c) Dividends
Shareholders of the Company's common stock are entitled to dividends if and when declared by the Board of Directors out of funds legally available. The Company has not paid or declared any dividends on any class of its capital stock since its organization and has no present intention of paying cash dividends on its common stock. The Company intends to utilize any earnings it may achieve for the development of its business and for working capital purposes.


ITEM 6. SELECTED FINANCIAL DATA


                                                                         Year Ended December 31,
                                          ----------------------------------------------------------------------------------------
                                               2000               1999              1998              1997                 1996
                                               ----               ----              ----              ----                 ----
Total revenues                              $23,980,167        $12,209,451      $ 6,235,393       $ 5,006,017          $7,013,605
Gross profit                                $17,602,815        $ 8,443,864      $ 3,702,684       $ 2,325,879          $2,867,115
Earnings (loss) from operations             $ 6,474,494        $ 1,194,166      $(2,226,337)      $(2,712,109)         $ (518,781)
Net earnings (loss)                         $ 5,676,427        $   960,419      $(2,233,809)      $(2,594,040)         $ (445,285)
Net earnings (loss) per common share:
      Basic                                 $      0.23        $      0.04      $     (0.11)      $     (0.14)         $    (0.03)
      Diluted                               $      0.21        $      0.04      $     (0.11)      $     (0.14)         $    (0.03)

At year end:
Cash and cash equivalents                   $ 4,866,629        $ 1,565,649      $ 3,948,004       $ 2,141,307          $1,198,730
Working capital                             $ 9,158,936        $ 4,512,985      $ 5,970,449       $ 3,803,403          $3,522,756
Property and equipment, net                 $11,472,473        $ 5,873,037      $ 2,854,131       $ 1,361,707          $  434,638
Total assets                                $57,558,350        $38,828,025      $12,997,519       $ 7,547,263          $7,473,336
Long-term debt, including current
       portion                              $ 3,822,919        $ 2,500,000      $ 1,800,000       $    93,564          $  802,059
Shareholders' equity                        $42,227,734        $29,885,280      $ 8,118,749       $ 5,901,733          $4,543,835

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Historical results are not necessarily indicative of the operating results for any future period.

The Company commenced operations in January 1991, initially focusing on order-capturing of trading information via its Guided-Input(R) Touchpad system, and since then has transitioned from a hardware vendor to a provider of complete infrastructure, systems, software and wireless trading technologies to the brokerage industry. The Company provides electronic trading and straight-through trade processing solutions to various participants in the brokerage industry such as brokerage firms, international banks and global exchanges trading in equities, futures, options and currencies. The Company's deployment of products and services via the Company's NYFIX network has resulted in its customer base processing a daily volume ranging from as low as 200 million shares in the beginning of the year to single trading days exceeding more than 500 million shares towards the end of year 2000.

By 1996, the financial services industry had adopted the Financial Information Exchange Protocol, commonly referred to as the FIX protocol, which provides the brokerage industry with a common underlying language to enable electronic trading and communications. In late 1997, the Company built a communication infrastructure known as the "NYFIX network" utilizing the FIX protocol through an individual dedicated circuit into the NYFIX network which provides NYFIX customers with global electronic connectivity for trade order routing. The Company currently offers its NYFIX services, consisting of integrated systems including hardware and software, together with linkage through its NYFIX data center. Customers subscribe to NYFIX services by paying a monthly fee per terminal for use of the Company's integrated infrastructure and software systems. Beginning in late 1997, the Company focused primarily on selling its products and services on a subscription basis with ongoing monthly subscription fees rather than a software and capital equipment sales model with one-time, upfront fees. Since making this transition, total revenues have increased to $23,980,000 in 2000 from $5,006,000 in 1997, representing a compound annual growth rate of 69%. The Company has been profitable since the first quarter of 1999 and has had eight consecutive quarters of increasing profitability.

The Company's revenues comprise subscription, sales and service contract revenue. Consistent with the Company's transition to a subscription sales model, subscription fees represent a majority and increasing share of total revenues. Subscription revenue contracts are primarily with brokerage firms, international banks and global exchanges trading in equities, and are generally for an initial period of one to three years with one to three year renewal periods. Subscription revenues are recognized ratably over the lives of the subscription agreements with customers and begin once installation is complete. Sales revenue, which is comprised of software sales and capital equipment sales, is generated primarily by sales to customers in the futures, options and currencies trading market, and is expected to decrease as a percentage of total revenues as the Company continues to shift its focus to servicing those markets using a subscription fee model. Sales revenue is recognized upon shipment of the product and acceptance by the customer. Service contract revenue is comprised of maintenance contracts for capital sales equipment and subscription equipment and is recognized ratably over the period that the service is provided. Service contract revenue on subscription contracts is charged to customers as a fixed percentage of such contracts.

Cost of revenues principally consists of subscription communication lines, amortization of capitalized product enhancement costs and depreciation of subscription-based equipment, labor, materials and overhead.

Selling, general and administrative expenses account for the majority of the Company's operating expenses and consist of salaries and benefits, rent and office expenses, non-customer specific communication fees, provisions for doubtful accounts and marketing expenses. During the past several years, the Company has expanded its efforts to support an increasing number of services and to increase the number of exchanges, brokerage firms and "buy-side" institutions connecting to the NYFIX network. Management believes that its continued
investment  in  the   development   of  the  NYFIX  system  and  its  associated
applications and services has increased order flow, which in turn should facilitate both revenue growth and further distribution of its products.

Research and development expenses relate to developing new products and technologies to meet the current and future needs of the Company's customers. These costs consist primarily of salaries and related costs for technical and programming personnel.

Depreciation and amortization expense consists of depreciation and amortization of equipment and software used to operate the Company's systems.

On October 27, 1999, the Company announced the formation of NYFIX Millennium L.L.C., a consortium of the Company and seven international investment banks and brokerage firms, consisting of Deutsche Bank, ING Barings, Lehman Brothers, Morgan Stanley Dean Witter, Sanford C. Bernstein & Co., SG Cowen Securities and UBS Warburg. NYFIX Millennium is registered as a Broker/Dealer and is operating in compliance with Regulation ATS. In October 2000, NYFIX Millennium commenced the roll-out of its ATS on a limited basis to the Company's existing clients and is allowing them to use the system without charging for orders executed. Although the number of users and orders passing through NYFIX Millennium has been increasing, the Company currently does not anticipate that NYFIX Millennium will generate revenue until sufficient liquidity has been established within the system. Once sufficient liquidity is established in the system, NYFIX Millennium intends to generate revenue by charging for each transaction on a fee per share basis.

On March 14, 2001, NYFIX Millennium added Bank of America and First Union Securities as new partners, with additional partners and funding expected in the near term. Pursuant to the terms of the Operating Agreement of NYFIX Millennium, each new partner contributed $2,000,000 to NYFIX Millennium, and the Company maintained its 50% ownership interest in NYFIX Millennium in exchange for reducing certain of its rights to share in future dividend distributions of NYFIX Millennium. The Company issued 94,000 shares of its common stock to each new partner in return for the same option rights noted above.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues
Subscription revenue increased 137% to $15,955,000 in 2000, from $6,733,000 in 1999, principally due to increased desktop placements among existing customers, and also the addition of new customers and new product offerings sold to existing and new customers. As a percentage of total revenues, subscription revenue increased to 67% in 2000 from 55% in 1999.

Sales revenue increased 37% to $5,089,000 in 2000, from $3,715,000 in 1999. The increase in sales revenue is principally due to customer demand for the Company's Order Book Management System ("OBMS") derivatives trading software products. As a percentage of total revenue, sales revenue decreased to 21% in 2000, from 30% in 1999, which is consistent with the Company's transition to a subscription-based model, with software sales comprising the majority of sales revenue.

Service contract revenue increased 67% to $2,936,000 in 2000, from $1,761,000 in 1999, principally due to an increase in subscription contract revenue. In 2000, service contract revenue comprised 12% of total revenue, as compared to 14% in 1999.

Cost of Revenues and Gross Profit
Gross profit as a percentage of total revenues increased to 73% in 2000 from 69% in 1999. The increase in gross profit percentage principally resulted from an increase in the amount of higher margin software installations and improved pricing on communication charges relating to subscription agreements. The Company obtains its materials and supplies from a variety of vendors in the U.S. and Far East and did not experience any significant price increases in its component parts purchased during 2000. Included in cost of revenues was amortization expense of product enhancement costs of $1,185,000 and $719,000 for 2000 and 1999, respectively. Also included in cost of revenues was depreciation expense for subscription-based equipment of $1,257,000 and $586,000 for 2000 and 1999, respectively.

Selling, General and Administrative
Selling, general and administrative expenses increased 50% to $9,419,000 in 2000, from $6,290,000 in 1999, but decreased as a percentage of total revenues to 39% in 2000 from 52% in 1999. The dollar increase reflects increased salaries, related personnel costs, rent expense and various office expenses due to personnel increases to support the

Company's growth. Also increasing were non-recoverable communication fees, and bad debt expense primarily due to certain independent brokers going out of business during 2000.

Research and Development
Research and development expenses increased 53% to $454,000 in 2000, from $297,000 in 1999, as the Company continued to research ways to expand its product portfolio.

Depreciation and Amortization
Depreciation and amortization expenses increased 89% to $1,255,000 in 2000 from $663,000 in 1999, reflecting principally the continued investment in the Company's infrastructure.

Interest Expense
Interest expense increased 50% to $333,000 in 2000, from $222,000 in 1999, principally as a result of capital lease obligations entered into during the period and higher average balances outstanding on the Company's line of credit due to the draw down of an additional $700,000 in August 1999, offset in part by repayment of the principal of $83,000 a month commencing in July 2000.

Interest Income
Interest income increased 38% to $156,000 in 2000, from $113,000 in 1999, principally due to higher average cash balances maintained by the Company during the year ended December 31, 2000 versus the comparable period in 1999.

Provision for Income Taxes
The provision for income taxes increased to $601,000 in 2000, from $94,000 in 1999. As of December 31, 1999, the Company established a full valuation allowance of $2,010,000 for its deferred tax assets based upon management's determination of the amount that would ultimately be realized. Based upon the continued profitability of the Company during 2000 as well as expected future profitability, management determined as of December 31, 2000, that a valuation allowance was no longer required.

At December 31, 2000, the Company had a net operating loss carryforward balance for federal income tax purposes of $3,776,000, expiring in 2014 through 2019. This carryforward balance may be significantly limited under the Internal Revenue Code as a result of ownership changes resulting from the Company's equity offerings. In the event that the Company continues to be profitable, as it has been since the first quarter of 1999, the Company will have income taxes on its earnings. These taxes will have an effect on the Company's future reported net earnings and cash flows.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues
Subscription revenue increased 196% to $6,733,000 in 1999, from $2,278,000 in 1998. The increase in subscription revenue is principally due to the Company's transition from offering its products and services on a capital sales basis to a subscription basis. The increase in subscription revenue is also partly due to a number of new product enhancements and order routing services introduced during the year as well as the Company's continued increase in new orders.

Sales revenue increased 40% to $3,715,000 in 1999, from $2,653,000 in 1998. The increase in sales revenue was principally due to increased demand for the Company's OBMS derivatives trading software.

Service contract revenue increased 35% to $1,761,000 in 1999, from $1,304,000 in 1998, primarily due to the increase in subscription contract revenue. In 1999, service contract revenue comprised 14% of total revenues, as compared to 21% in 1998.

Cost of Revenues and Gross Profit
Gross profit as a percentage of total revenues increased to 69% in 1999, from 59% in 1998, principally due to an increase in the amount of higher margin software installations and subscription agreements. During 1999, the Company did not experience any significant price increases in component parts purchased. Included in cost of sales was amortization expense for product enhancement costs of $719,000 and $479,000 for 1999 and 1998, respectively. Also included in cost of sales was depreciation expense for subscription-based equipment of $586,000 and $291,000 for 1999 and 1998, respectively.

Selling, General and Administrative
Selling, general and administrative expenses increased 27% to $6,290,000 in 1999, from $4,957,000 in 1998. This increase reflected increases in salaries and related personnel costs, travel expenses and various office expenses resulting from continued expansion both in the U.S. and in London.

Research and Development
Research and development expenses decreased 45% to $297,000 in 1999, from $537,000 in 1998, primarily as a result of the Company focusing on enhancing its existing product line in 1999 as opposed to developing new products in 1998.

Depreciation and Amortization
Depreciation and amortization expenses increased 40% to $663,000 in 1999, from $475,000 in 1998, reflecting principally the continued investment in the Company's infrastructure in its NYFIX data center.

Interest Expense
Interest expense increased 106% to $222,000 in 1999, from $108,000 in 1998. This increase was principally a result of higher balances outstanding on the Company's new line of credit and the cost of warrants issued for the guarantee of the amounts outstanding under the line of credit.

Interest Income
Interest income increased 23% to $113,000 in 1999, from $92,000 in 1998, principally as a result of higher cash balances maintained by the Company.

Liquidity and Capital Resources

Prior to achieving the Company's present levels of profitability, the Company's primary source of liquidity had been equity capital and drawdowns from the Company's line of credit agreement. In November 1998 and in September 1999, the Company raised $3,450,000 and $2,547,000, respectively, from private placements of securities. At December 31, 2000, the cash and cash equivalents balance increased to $4,867,000 from $1,566,000 at December 31, 1999 as a result of the increase in net earnings and the exercise of stock options and warrants, partially offset by capital expenditures and the acquisition of other assets to support the Company's infrastructure and repayments under the line of credit.

At December 31, 2000, the Company had total debt of $3,823,000, which represents amounts outstanding under the line of credit and capital lease obligations. Subsequent to year-end, the Company has entered into capital lease obligations for service bureau equipment valued at $524,000. The leases are for a three-year period, with annual payments of $193,000. Except for these capital lease obligations, at December 31, 2000, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13, 1998, the Company entered into a three-year $3 million line of credit agreement with a financial institution with advances on such agreement available to the Company during the first 18 months. The credit agreement was primarily intended to finance equipment expenditures. The credit agreement bears interest at either LIBOR plus 1.25% or the bank's prime rate, at the Company's discretion. The Company drew down an aggregate of $1,800,000 under the agreement during 1998 and an additional $700,000 during 1999. The credit agreement prohibited the Company from making principal repayments prior to February 1, 2000. Repayment of principal commenced on July 30, 2000 with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. A non-employee shareholder of the Company and the Company's president personally secured the debt. In consideration for securing the credit agreement, the non-employee shareholder and the Company's president received 337,500 and 56,250 warrants, respectively, to purchase the Company's common stock at $2.8333 per share, which was the market value of the Company's common stock on the date such warrants were issued. Expense related to the warrants is being recognized over the three-year term of the credit agreement.

The Company believes it has sufficient liquidity, including cash generated from operations and issuances of common stock, to support its cash needs in the year 2001.

Working Capital
At December 31, 2000 and 1999, the Company had working capital of $9,159,000 and $4,513,000, respectively, representing an 82% improvement. The Company's present capital resources include proceeds from internal operations and from issuances of common stock.

Cash Provided by Operating Activities
During 2000, net cash provided by operations was $9,432,000, as compared to net cash provided by operations of $2,445,000 in 1999. This increase is primarily attributable to the 491% increase in net earnings, to $5,676,000 in 2000 from $960,000 in 1999.

Cash Used in Investing Activities
During 2000 and 1999, net cash used in investing activities was $9,387,000 and $8,769,000, respectively. The increase principally represents payments for purchases of equipment related to the Company's data center and subscription equipment and payments related to product enhancement costs for the Company's product portfolio, along with advances made to NYFIX Millennium.

Cash Provided By Financing Activities
During 2000 and 1999, net proceeds from financing activities were $3,256,000 and $3,942,000, respectively. During 2000 proceeds of $3,955,000 from the exercise of warrants and stock options were partially offset by repayments under the credit line of $500,000 and principal payments under capital lease obligations of $200,000. During 1999, proceeds were $2,547,000 from a private placement of common stock, the exercise of warrants and stock options generated funds of $695,000, and borrowings under our line of credit were $700,000.

Seasonality

The Company believes that its operations are not significantly effected by seasonality.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management believes that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have an effect on the Company's consolidated financial statements.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44, an interpretation of APB 25, provides guidance on the application of APB 25 for stock compensation involving employees. The adoption of FIN 44 did not have an effect on the Company's consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments for any purpose. Interest rate exposure is principally limited to the $2 million current portion of long-term debt outstanding at December 31, 2000, under the Company's line of credit agreement. Borrowings under the line of credit agreement bear interest at rates that float with the market. The impact of a 100 basis point change in the interest rate on the line of credit agreement would not be material to earnings, cash flows or fair value. As discussed in Note 2 to the consolidated financial statements, the financial statements of the Company's London sales office are remeasured into U.S. dollars using the U.S. dollar as the functional currency. The market risk associated with foreign currency exchange rates is not material in relation to the Company's consolidated financial position, results of operations or cash flows.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index to Financial Statements on Page 16.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 27, 2000, Deloitte & Touche LLP was appointed as independent auditors for the Company, replacing Arthur Andersen LLP. The decision to change accountants was approved by the Company's Board of Directors. The Company had no disagreements with Arthur Andersen LLP in the year ended December 31, 1999. The Company filed a Form 8-K reporting the change in independent accountants.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the Section entitled "Proposal No. 1. -Election of Directors" and "Executive Compensation" in the Company's Proxy Statement for the June 4, 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 4, 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the Sections entitled "Principal Holders of Voting Securities" and "Security Ownership of Officers and Directors" of the Company's Proxy Statement for the June 4, 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the Section entitled "Executive Compensation and Transactions with Management" in the Company's Proxy Statement for the June 4, 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2001.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report

       (1) Financial Information
                   See index to Financial Statements on Page 16.

       (2) Financial Statement Schedules
                   Supplemental schedules are omitted because they are not required, inapplicable or the required information is shown in the consolidated financial statements or notes thereto.

       (3) Exhibits *
              3.1 Articles of Incorporation of NYFIX, Inc. (Exhibit 3.1 to Registrant's Form 10 filed March 5, 1993).
              3.2 Certificate of Amendment to Articles of Incorporation of NYFIX, Inc. (Exhibit 3.3 to Registrant's form S-3 Filed December 30, 1999).
              3.3 By-Laws of NYFIX, Inc. (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).
              4.1 Certificate of Designation of Series A Preferred Stock (Exhibit 4.1 to Registrant's Form 10 filed March 5,
                       1993).
              4.2 Specimen - Common Stock Certificate (Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).
              4.3 Rights Agreement between Chase Mellon Shareholder Services, L.L.C. and the Registrant dated September 1, 1997 (Exhibits 1 and 2 to Registrant's 8-A12B filed September 10, 1997).
              4.4 First Amendment to Rights Agreement between Chase Mellon Shareholder Services, L.L.C. and the Registrant dated October 25, 1999 (Exhibits 3 to Registrant's 8-A12B/A filed November 3, 1999).
             10.1 Employment Agreement with Peter Kilbinger Hansen dated January 1, 1991 (Exhibit 3.2 to Registrant's Form 10 filed March 5, 1993).
             10.2 Revolving Credit Agreement, dated July 13, 1998, between Chase Manhattan Bank and NYFIX, Inc. (Exhibit 10.4 to the Company Form 8-K dated July 13, 1998.)
             10.3 Amended and Restated 1991 Incentive Stock Option Plan of NYFIX, Inc. (Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
             10.4 Amendment No. 1 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. **
             10.5 Amendment No. 2 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. **
             10.6 Limited Liability Company Operating Agreement of NYFIX Millennium, L.L.C. (Exhibit 10.3 to Company's Annual Report on Form 10-K for the year ended December 31,
                       1999).
             21.1 Subsidiaries of the Registrant (Exhibit 21.1 to Company's Annual Report on Form 10-KSB for the year ended December 31, 1994).
             23.1      Independent Auditors' Consent.**
             23.2      Consent of Independent Public Accountants.**

----------------------------------
 * - Except as noted, all exhibits have been previously filed.
** - Filed herewith.

(b) Reports on Form 8-K
-----------------------

            None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed this 30th day of March 2001 on its behalf by the undersigned, thereunto duly authorized.

                                            NYFIX, INC.


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

/s/ Peter Kilbinger Hansen        Chairman of the Board           March 30, 2001
--------------------------        (Principal Executive Officer)
Peter Kilbinger Hansen

/s/ Richard A. Castillo           Chief Financial Officer &       March 30, 2001
-----------------------           Secretary (Principal Financial
 Richard A. Castillo              Officer and Principal
                                  Accounting Officer)

/s/ Dean G. Stamos                Executive Vice President        March 30, 2001
------------------                & Director
Dean G. Stamos

/s/ George O. Deehan              Director                        March 30, 2001
--------------------
George O. Deehan

/s/ William J. Lynch              Director                        March 30, 2001
--------------------
William Lynch

/s/ Carl E. Warden                Director                        March 30, 2001
------------------
Carl E. Warden

                          Index to Financial Statements



                                                                            Page
                                                                            ----

Independent Auditors' Report..................................................17

Report of Independent Public Accountants......................................18

Financial Statements:

   Consolidated Balance Sheets at December 31, 2000 and 1999..................19

   Consolidated Statements of Operations for the Years Ended
     December 31, 2000, 1999 and 1998.........................................20

   Consolidated Statements of Shareholders' Equity for the Years Ended
     December 31, 2000, 1999 and 1998.........................................21

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2000, 1999 and 1998.........................................22

Notes to Consolidated Financial Statements....................................23

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
NYFIX, Inc.
Stamford, Connecticut

We have audited the accompanying consolidated balance sheet of NYFIX, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NYFIX, Inc. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                       DELOITTE & TOUCHE LLP


Stamford, Connecticut
March 2, 2001
(March 14, 2001 as to Note 18)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders of NYFIX, Inc.:

We have audited the accompanying consolidated balance sheet of NYFIX, Inc. (a New York corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NYFIX, Inc. and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



                                                  ARTHUR ANDERSEN LLP


Stamford, Connecticut
March 29, 2000

                           NYFIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

ASSETS                                                                              2000            1999
                                                                                -------------   ------------
CURRENT ASSETS
   Cash and cash equivalents                                                     $  4,866,629   $  1,565,649
   Accounts receivable - less allowance of $421,000 and $125,000, respectively     12,058,370      7,088,820
   Inventory, net                                                                   1,742,823      1,303,658
   Prepaid expenses and other current assets                                          646,814        478,641
   Due from NYFIX Millennium                                                        1,985,081        861,970
   Receivable from officers                                                           200,441        156,992
   Deferred income taxes                                                            1,859,000            -
                                                                                 ------------   ------------
                     Total Current Assets                                          23,359,158     11,455,730
PROPERTY AND EQUIPMENT, net                                                        11,472,473      5,873,037
INVESTMENT IN NYFIX MILLENNIUM                                                     19,500,000     19,500,000
DEFERRED INCOME TAXES                                                                 237,000            -
OTHER ASSETS                                                                        2,989,719      1,999,258
                                                                                 ------------   ------------
                     TOTAL ASSETS                                                $ 57,558,350   $ 38,828,025
                                                                                 ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                              $  2,915,167   $  1,845,996
   Accrued expenses                                                                 2,444,825      1,418,113
   Current portion of capital lease obligations                                       692,525            -
   Current portion of long-term debt                                                2,000,000        500,000
   Advance billings                                                                 6,147,705      3,178,636
                                                                                 ------------   ------------
                     Total Current Liabilities                                     14,200,222      6,942,745
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                      1,130,394            -
LONG-TERM DEBT                                                                            -        2,000,000
                                                                                 ------------   ------------
                     Total Liabilities                                             15,330,616      8,942,745
                                                                                 ------------   ------------
 COMMITMENTS AND CONTINGENCIES (See Notes)
 SHAREHOLDERS' EQUITY
   Preferred stock - par value $1; 5,000,000 shares authorized; none issued               -              -
   Common stock - par value $.001; 60,000,000 authorized; 25,109,550 and
     23,854,953 shares issued and outstanding                                          25,110         23,855
   Additional paid-in capital                                                      42,558,040     35,862,994
   Retained earnings (accumulated deficit)                                            306,482     (5,369,945)
   Due from officers and directors                                                   (661,898)      (631,624)
                                                                                 ------------   ------------
                     Total Shareholders' Equity                                    42,227,734     29,885,280
                                                                                 ------------   ------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 57,558,350   $ 38,828,025
                                                                                 ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000           1999             1998
                                                                         ----           ----             ----

REVENUES:
Sales                                                               $  5,089,412   $  3,715,479   $  2,653,100
Subscription revenue                                                  15,954,989      6,732,928      2,278,447
Service contracts                                                      2,935,766      1,761,044      1,303,846
                                                                    ------------   ------------   ------------
          Total Revenues                                              23,980,167     12,209,451      6,235,393
                                                                    ------------   ------------   ------------
COST OF REVENUES:
Cost of sales                                                            669,878        545,963        726,927
Cost of subscription revenue                                           5,032,064      2,664,077      1,373,466
Cost of service contracts                                                675,410        555,547        432,316
                                                                    ------------   ------------   ------------
         Total Cost of Revenues                                        6,377,352      3,765,587      2,532,709
                                                                    ------------   ------------   ------------
GROSS PROFIT                                                          17,602,815      8,443,864      3,702,684
                                                                    ------------   ------------   ------------
OPERATING EXPENSES:
Selling, general and administrative                                    9,419,182      6,289,686      4,956,679
Research and development                                                 454,362        297,475        537,346
Depreciation and amortization                                          1,254,777        662,537        474,996
                                                                    ------------   ------------   ------------
          Total Operating Expenses                                    11,128,321      7,249,698      5,969,021
                                                                    ------------   ------------   ------------
EARNINGS (LOSS) FROM OPERATIONS                                        6,474,494      1,194,166     (2,266,337)
Interest expense                                                        (332,750)      (221,711)      (108,465)
Interest income                                                          155,947        112,807         91,715
Other (expense) income                                                   (20,009)        11,166         61,744
                                                                    ------------   ------------   ------------
EARNINGS (LOSS) BEFORE PROVISION FOR INCOME TAXES AND CUMULATIVE
 EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                            6,277,682      1,096,428     (2,221,343)

PROVISION FOR INCOME TAXES                                               601,255         94,400         12,466
                                                                    ------------   ------------   ------------

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING     5,676,427      1,002,028     (2,233,809)
PRINCIPLE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              -          (41,609)           -
                                                                    ------------   ------------   ------------
NET EARNINGS (LOSS)                                                 $  5,676,427   $    960,419   $ (2,233,809)
                                                                    ============   ============   ============
BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               $       0.23   $       0.05   $      (0.11)
                                                                    ============   ============   ============
BASIC EARNINGS (LOSS) PER COMMON SHARE                              $       0.23   $       0.04   $      (0.11)
                                                                    ============   ============   ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      24,480,356     21,752,583     19,862,843
                                                                    ============   ============   ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE AND
AFTER CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE                                                           $       0.21   $       0.04   $      (0.11)
                                                                    ============   ============   ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    26,425,130     23,306,912     19,862,843
                                                                    ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                Retained
                                          Common Stock          Additional      Earnings    Due from           Total
                                     ---------------------       Paid-in     (Accumulated   Officers        Shareholders'
  Description                        Shares         Amount       Capital       Deficit)   and Directors        Equity
  -----------                        ------         ------       -------       --------   -------------        ------

BALANCE,
JANUARY 1, 1998                    19,180,193  $     19,180  $ 10,409,108   $ (4,096,555)  $   (430,000)  $  5,901,733

Stock issued from exercise of
    options and warrants              639,000           639       983,111            -              -          983,750

Common stock, net of
    issuance costs                  1,350,000         1,350     3,448,650            -              -        3,450,000

Warrants issued                           -             -          40,000            -              -           40,000

Due from officers and directors           -             -             -              -          (22,925)       (22,925)

Net loss                                  -             -             -       (2,233,809)           -       (2,233,809)
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE,
DECEMBER 31, 1998                  21,169,193        21,169    14,880,869     (6,330,364)      (452,925)     8,118,749

Stock issued from exercise of
    options and warrants              435,760           436       873,504            -              -          873,940

Common stock, net of
    issuance costs                  2,250,000         2,250    20,044,625            -              -       20,046,875

Warrants issued                           -             -          63,996            -              -           63,996

Due from officers and directors           -             -             -              -         (178,699)      (178,699)

Net earnings                              -             -             -          960,419            -          960,419
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE,
DECEMBER 31, 1999                  23,854,953        23,855    35,862,994     (5,369,945)      (631,624)    29,885,280

Payment for fractional shares             -             -          (3,770)           -              -           (3,770)

Stock issued from exercise of
    options and warrants            1,254,597         1,255     3,988,268            -              -        3,989,523

Warrants issued                           -             -          75,548            -              -           75,548

Due from officers and directors           -             -             -              -          (30,274)       (30,274)

Tax benefit from exercise of
    stock options                         -             -       2,635,000            -              -        2,635,000

Net earnings                              -             -             -        5,676,427            -        5,676,427
                                 ------------  ------------  ------------   ------------   ------------   ------------

BALANCE,
DECEMBER 31, 2000                  25,109,550  $     25,110  $ 42,558,040   $    306,482   $   (661,898)  $ 42,227,734
                                 ============  ============  ============   ============   ============   ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 2000          1999           1998
                                                                                 ----          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                                    $  5,676,427   $    960,419   $ (2,233,809)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
       Depreciation                                                           2,507,636      1,244,818        747,664
       Amortization                                                           1,189,003        738,581        497,552
       Deferred income taxes                                                   (585,300)           -              -
       Provision for bad debts                                                  415,802         44,758         50,922
       Noncash financing charges                                                 75,548         63,996         40,000
       Changes in assets and liabilities:
           Accounts receivable                                               (5,385,352)    (3,716,160)    (1,609,039)
           Inventory                                                           (439,165)       (24,356)        31,681
           Prepaid expenses and other current assets                           (168,173)      (194,729)      (181,412)
           Receivable from officers                                             (43,449)       (36,409)       (28,986)
           Accounts payable                                                   1,069,171        972,179        (53,855)
           Accrued expenses                                                   2,151,012        702,217        263,016
           Advance billings                                                   2,969,069      1,689,579      1,317,643
                                                                            -----------    -----------   ------------
                      Net cash provided by (used in) operating activities     9,432,229      2,444,893     (1,158,623)
                                                                            -----------    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (6,084,180)    (4,263,724)    (2,342,698)
    Investment in NYFIX Millennium                                                  -       (2,000,000)           -
   Advances to NYFIX Millennium                                              (1,123,111)      (861,970)           -
    Payments for product enhancement costs and other assets                  (2,179,464)    (1,643,670)      (809,243)
                                                                            -----------    -----------   ------------
                      Net cash used in investing activities                  (9,386,755)    (8,769,364)    (3,151,941)
                                                                            -----------    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                         (199,973)           -              -
    Proceeds from borrowings                                                        -          700,000      2,300,000
    Repayment of borrowings                                                    (500,000)           -         (593,564)
    Issuance of common stock, net of issuance costs                           3,955,479      3,242,116      4,410,825
                                                                            -----------    -----------   ------------
                      Net cash provided by financing activities               3,255,506      3,942,116      6,117,261
                                                                            -----------    -----------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,300,980     (2,382,355)     1,806,697

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,565,649      3,948,004      2,141,307
                                                                            -----------    -----------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  4,866,629   $  1,565,649   $  3,948,004
                                                                            ===========    ===========   ============
SUPPLEMENTAL INFORMATION:
    Cash paid during the year for interest                                 $    274,490   $    149,777   $     69,044
    Cash paid during the year for income taxes                                  286,634         39,150         12,466
    Capital lease obligations incurred                                        2,022,892            -              -
    Common stock issued for investment in NYFIX Millennium                          -       17,500,000            -


The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



1.          ORGANIZATION AND PRESENTATION

            NYFIX, Inc. and subsidiary (the "Company") develops and markets advanced electronic trading systems to brokerage firms, international banks and global exchanges trading in equities and derivative instruments. The Company's two product lines are Equities and Futures & Options. The Company's NYFIX Network, a combined FIX (Financial Information Exchange protocol) and Exchange Access Network, enables users to electronically communicate trade data among the buy-side, sell-side, and exchange floor environments. In addition, the Company offers a range of related information technology services, subscriptions and maintenance support. The Company is headquartered in Stamford, Connecticut and maintains operations in New York, Chicago and London.


2.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Principles of Consolidation
            ---------------------------

            The consolidated financial statements include the accounts of NYFIX, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

            Use of Estimates
            ----------------

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            Reclassifications
            -----------------

            Certain 1999 and 1998 balances have been reclassified to conform to the 2000 presentation.

            Cash and Cash Equivalents
            -------------------------

            The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

            Inventory
            ---------

            Inventory consists of parts, finished goods and materials and is stated at the lower of cost, determined on an average cost basis, or market.

            Property and Equipment
            ----------------------

            Property and equipment is stated at cost less accumulated depreciation. Included in equipment are certain costs related to the development of the NYFIX network to support the Company's subscription and service based businesses. Depreciation is provided using the straight-line method over the estimated useful lives of the assets ranging from two to eight years. The estimated useful lives for subscription and service-based equipment are generally two to three years.

            Other Assets
            ------------

            Other assets consist principally of patents, deferred product enhancements costs (capitalized based on time incurred for
            enhancements   of  products   which  have   achieved   technological
            feasibility) and deposits. Product enhancement costs are being amortized using the straight-line method over three years. Patent costs are being amortized over seventeen years.

            Long-Lived Assets
            -----------------

            Long-lived assets, primarily equipment and the investment in NYFIX Millennium are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. The fair value of an asset is calculated based upon the present value of expected future cash flows. There has been no impairment in long-lived assets through December 31, 2000.

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

            Research and Development
            ------------------------

            The Company expenses research and development costs as incurred.

            Advertising
            -----------

            The Company expenses advertising costs as incurred. Advertising expense was $170,000, $159,000 and $294,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

            Foreign Currency Translation
            ----------------------------

            The Company's functional currency is the U.S. dollar. Accordingly, the monetary assets and liabilities of the London sales office are translated at year-end exchange rates while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. The resulting currency translation gain or loss is included in the results of operations.

            Cumulative Effect of a Change in Accounting Principle
            -----------------------------------------------------

            In 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The SOP requires costs of start-up activities and organization costs to be expensed as incurred. The Company adopted the SOP in 1999 and recognized a charge for the cumulative effect of accounting change of $42,000.

            Income Taxes
            ------------

            Deferred income taxes have been provided for temporary differences between the Company's financial statement and income tax basis of the Company's assets and liabilities using presently enacted tax rates.

            Financial Instruments
            ---------------------

            The carrying value for all current assets and current liabilities approximates fair value because of their short-term nature. The carrying value of the Company's long-term debt also approximates its fair value based on prevailing interest rates.

            Accrued Expenses
            ----------------

            Included in accrued expenses is sales tax payable of $1,542,000 and $595,000 at December 31, 2000 and 1999, respectively.

            Comprehensive Income
            --------------------

            For all years presented, comprehensive income was equal to net earnings.

            Impact of Recently Issued Accounting Pronouncements
            ---------------------------------------------------

            In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. Management believes that the adoption of SFAS 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

            In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB 101 did not have an effect on Company's consolidated financial statements.

            In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). FIN 44, an interpretation of APB 25, provides guidance on the application of APB 25 for stock compensation involving employees. The adoption of FIN 44 did not have an effect on the Company's consolidated financial statements.

3.          INVENTORY

            Inventory consists of the following:

                                                             December 31,
                                                       -------------------------
                                                          2000            1999
                                                       ----------     ----------
               Parts and materials                     $1,174,727      $ 828,259
               Work in process                             39,629           -
               Finished goods                             620,467        557,399
                                                       ----------      ---------
                                                        1,834,823      1,385,658
               Less: Allowance for obsolescence            92,000         82,000
                                                       ----------      ---------
                                    Total              $1,742,823     $1,303,658
                                                       ==========     ==========

4.          PROPERTY AND EQUIPMENT

            Property and equipment consists of the following:

                                                                        December 31,
                                                                ---------------------------
                                                                    2000           1999
                                                                -----------     -----------
               Computer software                                $   458,939     $   424,022
               Leasehold improvements                               558,356         169,755
               Furniture and equipment                            2,428,962       1,463,694
               Subscription and service bureau equipment         11,161,438       6,514,267
               Service bureau equipment under capital leases      2,022,892            -
                                                                -----------     -----------
                                                                 16,630,587       8,571,738
               Less: Accumulated depreciation                     5,158,114       2,698,701
                                                                -----------     -----------
                                    Total                       $11,472,473     $ 5,873,037
                                                                ===========     ===========


            Included  in  accumulated  depreciation  at  December  31,  2000  is depreciation on leased service bureau equipment of $123,000. Included in cost of revenues is depreciation expense of $1,257,000, $586,000 and $291,000 for 2000, 1999 and 1998, respectively.

5.          OTHER ASSETS

            Included in other assets are unamortized deferred product enhancement costs of $2,378,000 and $1,811,000 as of December 31, 2000 and 1999, respectively. Amounts deferred are based upon an analysis of payroll and other costs directly related to the enhancement of existing products. Included in cost of revenues is amortization expense for product enhancement costs of $1,185,000, $719,000 and $479,000 for 2000, 1999 and 1998, respectively.
            Included in depreciation and amortization expense is amortization expense for other deferred assets of $4,000, $20,000 and $19,000 for 2000, 1999 and 1998, respectively.

6.          EARNINGS PER SHARE

            The Company's basic earnings per common share ("EPS") is calculated based on net earnings (loss) available to common shareholders and the weighted-average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of outstanding stock options and warrants.

                                                       Year Ended December 31,
                                             ----------------------------------------
                                                 2000          1999           1998
                                             ------------  ------------  ------------
Net earnings (loss)                          $  5,676,427  $    960,419  $ (2,233,809)
                                             ------------  ------------  ------------
Basic weighted average shares outstanding      24,480,356    21,752,583    19,862,843
                                             ------------  ------------  ------------
Basic earnings (loss) per common share       $       0.23  $       0.04  $      (0.11)
                                             ============  ============  ============
     Dilutive options                           1,911,485     1,306,029           -
     Dilutive warrants                             33,289       248,300           -
                                             ------------  ------------  ------------
Diluted weighted average shares outstanding    26,425,130    23,306,912    19,862,843
                                             ------------  ------------  ------------
Diluted earnings (loss) per common share     $       0.21  $       0.04  $      (0.11)
                                             ============  ============  ============

Stock options and warrants were excluded from the EPS calculation for 1998 since their inclusion would be anti-dilutive.

7.          CAPITAL STOCK

            On October 21, 1999, shareholders approved an increase in the authorized shares of the Company's common and preferred stock. Common shares were increased to 60 million from 15 million shares and preferred shares to 5 million from 1 million shares. Along with this increase, the Board of Directors authorized a 3 for 2 stock split in the form of a 50% stock dividend to all shareholders of record on November 1, 1999, which was paid on November 15, 1999. On March 13, 2000, the Board of Directors authorized a 3 for 2 stock split in the form of a 50% stock dividend to all shareholders of record on March 24, 2000, which was paid April 4, 2000. All per share and share data in the consolidated financial statements and notes thereto have been restated to reflect the stock splits.

            On September 7, 1999, the Company completed a private placement of 281,250 shares of common stock to an institutional investment firm at a price equal to the average closing price of the stock for the 30-day period prior to the closing date on September 1, 1999. This approximated the fair market value of the stock at $9.0555 per share for an aggregate value of $2,546,875.

            On November 24, 1998, the Company completed a private placement of 1,350,000 shares of common stock, at a price of $2.6666 per share, for an aggregate value of $3,600,000. Costs related to this offering amounted to $150,000 resulting in net proceeds to the Company of $3,450,000.

            On September 1, 1997, the Board of Directors declared a dividend of a preference share purchase right (a "Right") for each outstanding share of common stock of the Company held by shareholders of record on September 19, 1997. Each share of common stock issued by the Company after such record date has the same Right attached thereto. Each Right entitles the registered holder to purchase from the Company, at any time after a shareholder acquires 20% or more of the Company's outstanding common stock, as set forth in the Rights Agreement, shares of the Company's Series A Preferred Stock ("Preference Stock"). The purchase price is $40 per one one-hundredth of a share of Preference Stock, subject to adjustment as set forth in the Rights Agreement.

            During 2000, 495,000 warrants and 760,000 options were exercised for 1,255,000 shares of common stock. The Company received $1,337,000 from the warrant exercises and $2,652,000 from the option exercises.

8.          MAJOR CUSTOMERS

            For the year ended December 31, 2000, no customer accounted for more than 10% of total revenues or accounts receivable. For the year ended December 31, 1999, one customer accounted for 13% of total revenues and another customer accounted for 11% of accounts receivable. For the year ended December 31, 1998, one customer accounted for 13% of total revenues and 26% of accounts receivable, and another customer accounted for 13% of total revenues and 16% of accounts receivable.

9.          DEBT AND CAPITAL LEASE OBLIGATIONS

            On July 13, 1998, the Company entered into a three-year $3 million line of credit agreement (the "Agreement") with a financial institution with advances on such agreement available to the Company during the first eighteen months. The Agreement was primarily intended to finance equipment expenditures. The Agreement bears interest at either LIBOR plus 1.25% or the bank's prime rate. The rate used is at the Company's discretion. The Company drew down an aggregate of $1,800,000 under the Agreement during 1998 and an additional $700,000 during 1999. The weighted average outstanding borrowings during 2000 were approximately $2,398,000 at a weighted average interest rate of 7.48%. The weighted average outstanding borrowings during 1999 were $2,059,000 at a weighted average interest rate of 7.43%. The Agreement prohibited the Company from making principal repayments prior to February 1, 2000. Repayment of principal commenced on July 30, 2000, with twelve monthly installments of $83,333 with the remaining balance due on July 30, 2001. The debt is personally secured by a non-employee shareholder of the Company and the Company's president. In consideration for securing the Agreement, the non-employee shareholder and president received 337,500 and 56,250 warrants, respectively, to purchase the Company's common stock at approximately $2.83 per share, which was the market value of the Company's common stock on the date such warrants were issued. The expense related to the warrants issued is being recognized over the three-year term of the Agreement.

            In association with obtaining the $3 million line of credit facility, the Company terminated its previous $500,000 line of credit agreement and repaid all outstanding term loans. The weighted average outstanding borrowing under the previous credit line was $74,000 during 1998 at a weighted average interest rate of 9.50%.

            At December 31, 2000, the Company was committed under capital lease obligations with interest rates ranging from 8.28% to 13.04% for maturities ranging from January 2, 2003 to December 31, 2003. At December 31, 2000, the amount of the obligation was $1,823,000, with $693,000 classified as current.

            Capital lease obligations at December 31, 2000 are payable as follows:

                         Year Ending
                         December 31,                        Amount
                         ------------                        ------
                         2001                           $   865,000
                         2002                               865,000
                         2003                               366,000
                                                         ----------
                         Total                            2,096,000
                         Less portion of lease
                            payments representing
                            interest                        273,000
                                                         ----------
                         Present value of minimum
                            lease payments               $1,823,000
                                                         ==========

            Capital leases generally provide that the Company pay property taxes and operating costs. Certain service bureau equipment under capital lease obligations is leased to NYFIX Millennium, L.L.C. See Note 18.

10.         COMMITMENTS AND CONTINGENCIES

            At December 31, 2000, the Company was committed under operating leases for offices, production facilities and equipment for terms expiring through March 25, 2009. Future minimum annual rental payments are as follows:

                         Year Ending
                         December 31,                       Amount
                         ------------                       ------
                         2001                            $1,856,000
                         2002                             1,663,000
                         2003                             1,580,000
                         2004                             1,581,000
                         2005                             1,357,000
                         Thereafter                       1,641,000

            Aggregate rental expense amounted to $959,000, $780,000 and $623,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

            The Company has an employment agreement with its President, which calls for a base salary of $150,000, with such base salary to be reviewed on an annual basis by the Compensation Committee of the Board of Directors.

11.         RELATED PARTY TRANSACTIONS

            Certain executive officers and directors of the Company have amounts due to the Company for the exercise of warrants and options for common stock, with interest at rates ranging from 0% to 7.5%, for maturities ranging from December 1, 2001 to December 30, 2003. Such amounts aggregated $661,898 and $631,624 as of December 31, 2000 and 1999, respectively, and have been shown as a reduction of shareholders' equity.

            At December 31, 2000 and 1999, the Company had amounts receivable from officers for travel and payroll advances of $200,441 and $156,992, respectively.

12.         DEFINED CONTRIBUTION PLAN

            The Company sponsors a 401(k) retirement plan (the "Plan") covering substantially all of its U.S. employees who meet eligibility requirements. The Plan permits participants to contribute up to a maximum of 15% of their annual compensation, as defined, not to exceed the federal limit of $10,500 in 2000. The Plan permits the Company to match employees' tax deferred contributions up to a maximum of 3% of employees' compensation provided the Company employs the employee at the end of the year. Remaining contributions under the Plan are discretionary. Total Company contributions under the Plan were $143,000, $80,000 and $57,000 in 2000, 1999 and 1998, respectively.

13.         STOCK WARRANTS AND STOCK OPTION PLAN

            On March 30, 1999, the Board of Directors approved the second amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for issuance was increased from 3,375,000 shares to 5,625,000 shares of common stock. This amendment was approved at the Company's Annual Meeting of Shareholders held on June 7, 1999. On March 29, 2000, the Board of Directors approved the third amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for issuance was increased from 5,625,000 shares to 6,625,000 shares of common stock. This amendment was approved at the Company's Annual Meeting of Shareholders held on June 5, 2000. All stock options granted were at fair market value at the date of grant, and expire ten years from the date of grant. The Plan expires on June 23, 2001.

            At December 31, 2000, 1999 and 1998, the following options and warrants had been granted and were outstanding:

                                                                     Weighted                                      Weighted
                                             Stock                    Average                  Stock               Average
                                            Options                Exercise Price             Warrants          Exercise Price
                                            -------                --------------             --------          --------------
 Outstanding at
 January 1, 1998                               2,142,000              $2.01                    593,633             $1.56
     Granted                                     903,825               2.97                    450,000              2.81
     Exercised                                  (452,250)              1.58                   (186,750)             1.45
     Forfeited                                  (171,900)              2.90                   (123,750)             1.25
                                        -------------------                            -----------------
 Outstanding at
 December 31, 1998                             2,421,675               2.37                    733,133              2.41
      Granted                                  1,446,638               6.59                       -                  -
      Exercised                                 (253,953)              2.38                   (181,883)             1.50
      Forfeited                                  (61,875)              2.69                       -                  -
                                        -------------------                            -----------------
 Outstanding at
 December 31, 1999
                                               3,552,485               4.09                    551,250              2.74
      Granted                                  2,007,063              28.00                       -                  -
      Exercised                                 (759,713)              3.75                   (495,000)             2.70
      Forfeited                                 (270,448)             12.41                       -                  -
                                        -------------------                            -----------------
 Outstanding at
 December 31, 2000                             4,529,387              11.50                     56,250              2.83
                                        ===================                            =================

           The weighted average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998 was $16.02, $13.25 and
           $1.71, respectively. The weighted average fair value of warrants granted during the year ended December 31, 1998 was $1.30.

           The following table summarizes the options and warrants exercisable at December 31, 2000, 1999 and 1998 and the weighted average fair value of warrants and options granted during the years then ended:

                                                Exercisable Options             Exercisable Warrants
                                                -------------------             --------------------

                                                               Weighted
                                                               Average                        Weighted
                                                               Exercise                       Average
                                               Options           Price        Warrants     Exercise Price
                                               -------           -----        --------     --------------
           Shares exercisable at
           December 31, 1998                   550,125           $1.98         165,008         $1.40
           Shares exercisable at
           December 31, 1999                 1,017,557           $2.25         551,250         $2.74
           Shares exercisable at
           December 31, 2000                 1,376,321           $3.16          56,250         $2.83

The following table summarizes information about stock options and warrants outstanding at December 31, 2000:

                                        Granted                                       Exercisable
                     ----------------------------------------------------    -------------------------------

                         Number             Weighted                            Number
                     Outstanding at          Average        Weighted         Exercisable at     Weighted
    Range of           December 31,       Remaining Life     Average         December 31,        Average
Exercise Prices           2000                (Years)      Exercise Price       2000          Exercise Price
---------------      --------------       --------------   --------------    --------------   --------------

 $1.14 - $1.61           147,500               4.37           $1.42            147,500               $1.42
   2.00 - 2.20           928,374               6.01            2.12            604,375                2.11
   2.50 - 3.61           831,662               7.61            2.93            497,208                2.90
   3.89 - 6.94           620,188               8.55            6.72            117,750                6.60
 10.11 - 18.75         1,211,213               9.03           14.50             65,738               12.25
 21.33 - 33.00           456,200               9.38           25.76               -                    -
 33.13 - 44.00           390,500               9.54           36.27               -                    -
                    -------------                                            ---------
                       4,585,637                                             1,432,571
                    =============                                            =========


The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 2000, 1999 and 1998:


o        Risk free interest rates range from 4.18% to 6.42%
o        Expected  dividend yields of 0%
o        Expected lives of 3 to 5 years and
o        Expected volatility of 70%, 65% and 63%, respectively

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock plans. Except for certain warrants granted to non-employees during 1998, no compensation cost has been recognized for any option grants in the accompanying consolidated statements of operations. Had compensation costs been determined in accordance with the fair value method as defined in SFAS No. 123, "Accounting for Stock-Based Compensation", the net earnings (loss) and basic and diluted earnings (loss) per share would have been reduced from the following as reported amounts to the following pro forma amounts:


                                                  Year Ended December 31,
                                           ----------------------------------------
                                               2000          1999        1998
                                               ----          ----        ----

Net earnings (loss):
     As reported                           $ 5,676,427   $ 960,419   $  (2,233,809)
                                           ===========   =========   =============
     Pro forma                             $(1,650,000)  $(831,791)  $  (3,215,042)
                                           ===========   =========   =============
Basic earnings (loss) per common share:
     As reported                           $      0.23   $    0.04   $       (0.11)
                                           ===========   =========   =============
     Pro forma                             $      (.07)  $   (0.04)  $       (0.16)
                                           ===========   =========   =============
Diluted earnings (loss) per common share:
     As reported                           $      0.21   $    0.04   $       (0.11)
                                           ===========   =========   =============
     Pro forma                             $      (.07)  $   (0.04)  $       (0.16)
                                           ===========   =========   =============

14.         BUSINESS SEGMENT INFORMATION

            The Company has adopted the disclosure requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for additional disclosure about operating segments for interim and annual financial statements. This standard requires financial and descriptive information be disclosed for segments whose operating results are reviewed by the Company for decisions on resource allocation. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

            The  Company  operates in a single  industry  segment as a financial technology company focusing on electronic trading and straight-through processing solutions for the brokerage community. The Company has two principal product lines: Equities and Futures & Options. The Company's Equities product line is sold primarily by the Stamford and New York locations, while the Company's Futures & Options product line is sold primarily by the London and Chicago locations. Each office has the opportunity to sell or enter into subscriptions for either of the Company's product lines. However, the operations of each product line are not individually reported nor are they managed or evaluated individually by the Chief Executive Officer, who is the Company's chief decision maker. As such, the Company does not segment its business by product line.

            Identifiable assets by geographic location include assets directly identifiable with those locations. Corporate assets consist primarily of cash and cash equivalents and fixed assets associated with non-operating activities.

            Summarized financial information by geographic location for 2000, 1999 and 1998 is as follows (in 000's):

                                        2000        1999       1998
                                        ----        ----       ----
 Revenues:
    Stamford and New York            $ 18,111   $  9,287   $  4,203
    London                              2,678      2,636      2,001
    Chicago                             3,191        286         31
    Inter-location sales                    5         78         95
    Inter-location elimination             (5)       (78)       (95)
                                     --------   --------   --------
 Total revenues                      $ 23,980   $ 12,209   $  6,235
                                     ========   ========   ========

Gross profit:
    Stamford and New York            $ 12,263   $  5,897   $  1,936
    London                              2,236      2,288      1,745
    Chicago                             3,104        259         22
                                     --------   --------   --------

Total gross profit                   $ 17,603   $  8,444   $  3,703
                                     ========   ========   ========

Identifiable assets at December 31:
    Stamford and New York            $ 45,554   $ 34,313   $  7,284
    London                              2,857      2,411      1,472
    Chicago                             2,122        346         57
    Corporate                           7,025      1,758      4,184
                                     --------   --------   --------
Total identifiable assets            $ 57,558   $ 38,828   $ 12,997
                                     ========   ========   ========

Capital expenditures:
    Stamford and New York            $  5,925   $  4,184   $  2,259
    London                                 26         31         81
    Chicago                               133         49          3
                                     --------   --------   --------
Total capital expenditures           $  6,084   $  4,264   $  2,343
                                     ========   ========   ========

                                        2000        1999       1998
                                        ----        ----       ----

Depreciation:
    Stamford and New York            $  2,436   $  1,198   $    676
    London                                 29         39         69
    Chicago                                43          8          3
                                     --------   --------   --------
Total depreciation                   $  2,508   $  1,245   $    748
                                     ========   ========   ========

15.         INCOME TAXES

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liability recognized as of December 31, 2000 and 1999 are presented below:

                                                December 31,
                                         ---------------------
                                             2000         1999
                                             ----         ----

  Deferred tax assets:
     Bad debt expense                    $  181,500  $   50,000
     Inventory obsolescence                  39,600      32,800
     Product development costs              375,500     218,700
     Operating loss carryforward          1,511,000   1,721,000
     AMT credit carryforward                 78,000         -
     Other                                   69,000      50,500
                                         ----------  ----------
              Total deferred tax assets   2,254,600   2,073,000
Less valuation allowance                        -     2,010,300
                                         ----------  ----------
              Net deferred tax assets     2,254,600      62,700
Less deferred tax liability
     Depreciation and amortization          158,600      62,700
                                         ----------  ----------
              Net deferred tax amount    $2,096,000  $      -
                                         ==========  ==========

            As of December 31, 1999, the Company established a full valuation allowance for its deferred tax assets based upon management's determination of the amount that would ultimately be realized. Based upon the continued profitability of the Company during 2000 as well as expected future profitability, management determined as of December 31, 2000, that a valuation allowance was no longer required.

            At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of $3,776,000 expiring in 2014 through 2019. In addition, the net operating loss carryforwards may be significantly limited in the future under Internal Revenue Code Section 382 as a result of ownership changes resulting from the Company's equity offerings.

            The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company's stock option plans gives rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes. The tax benefit recognized from the utilization of such deductions increased paid-in capital by $2,635,000 during the year ended December 31, 2000.

         The reconciliation between the federal statutory income tax rate and the Company's income tax provision (benefit) is as follows:

                                               Year Ended December 31,
                                               -----------------------
                                               2000    1999  1998
                                               ----    ----  ----

Statutory tax rate                              34%    34%   (34%)
State and local taxes, net of federal benefit    2      6     (6)
Alternative minimum tax and other                1      3     -
Valuation allowance                            (27)   (34)    40
                                               ---    ---    ---
                                                10%     9%     0%
                                               ===    ===    ===

            Significant components of the provision (benefit) for income taxes are as follows:

                                                          Year Ended December 31,
                                                 ----------------------------------------
                                                      2000         1999          1998
                                                 -----------    ----------   ------------

Current:
     Federal                                     $ 1,020,555   $       -     $       -
     State and Foreign                               166,000        94,400        12,466
                                                 -----------   -----------   -----------
              Total current                        1,186,555        94,400        12,466
                                                 -----------   -----------   -----------
Deferred:
     Federal                                       1,200,000       321,800      (727,000)
     State and Foreign                               225,000        68,300      (128,000)
     (Decrease) increase in valuation allowance   (2,010,300)     (390,100)      855,000
                                                 -----------   -----------   -----------
              Total deferred                        (585,300)          -             -
                                                  -----------   -----------   -----------
              Total provision for income taxes   $   601,255   $    94,400   $    12,466
                                                 ===========   ===========   ===========


16.         VALUATION AND QUALIFYING ACCOUNTS


                                                        Additions
                                     Balance at         Charged to                                         Balance at
                                     Beginning          Costs and                Deductions                  End of
                                      of Year            Expenses                Write-offs                   Year
                                      -------            --------                ----------                   ----


 Allowance for doubtful accounts:
 December 31, 2000                    $125,000           $415,802                  $119,802                 $421,000
                                     ==========         ==========                ==========               ==========
 December 31, 1999                     $92,986            $44,758                  $ 12,744                 $125,000
                                     ==========         ==========                ==========               ==========
 December 31, 1998                    $144,000            $50,922                  $101,936                  $92,986
                                     ==========         ==========                ==========               ==========

 Inventory reserve:

 December 31, 2000                    $ 82,000            $10,000                  $    -                   $ 92,000
                                     ==========         ==========                ==========               ==========
 December 31, 1999                    $ 82,000            -                        $    -                   $ 82,000
                                     ==========         ==========                ==========               ==========
 December 31, 1998                    $ 82,000            -                        $    -                   $ 82,000
                                     ==========         ==========                ==========               ==========

17.         EXPORT SALES

            Revenue from export sales, principally software sales revenue, was $2,419,000, $733,000 and $234,000 for the years ended December 31,
            2000, 1999 and 1998, respectively.


18.         INVESTMENT IN NYFIX MILLENNIUM

            On October 27, 1999, the Company announced the formation of NYFIX Millennium, L.L.C. ("NYFIX Millennium") with seven international investment banks and brokerage firms (the "Consortium"). The Company owns 50% of NYFIX Millennium and the Consortium owns the remaining 50%. NYFIX Millennium intends to operate as an alternative trading system. All of the partners of the Consortium, and the Company, invested $2,000,000 each in NYFIX Millennium. Each Consortium partner received 281,250 shares of common stock of the Company, for an aggregate 1,968,750 shares, in return for granting the Company the option to purchase up to an additional 30% of NYFIX Millennium. The Company may exercise the option through the exchange of one share of the Company's common stock for each NYFIX Millennium unit to be purchased, subject to adjustments in the event of any split, combination, reclassification or other adjustments to the capital structure of the Company. The Company's total investment in NYFIX Millennium of $19,500,000 consists of $17,500,000 (1,968,750 shares of Company stock x $8.89) and a capital cash contribution of $2,000,000. Pursuant to the Operating Agreement, the first $14,000,000 in losses will be allocated to the Consortium investors, which equals the extent of their capital investment in NYFIX Millennium, and no portion of those losses will be borne by the Company. The Company has temporarily funded certain operating costs and capital expenditures on behalf of NYFIX Millennium until its operations commence. Such costs are reflected as Due from NYFIX Millennium on the Company's consolidated balance sheets.

            On March 14, 2001, NYFIX Millennium added two new partners, with additional partners and funding expected in the near term. Pursuant to the terms of the Operating Agreement of NYFIX Millennium, each new partner contributed $2,000,000 to NYFIX Millennium and the Company maintained its 50% ownership interest in NYFIX Millennium in exchange for reducing certain of its rights to share in future dividend distributions of NYFIX Millennium. The Company issued 94,000 shares of its common stock to each new partner in return for the same option rights noted above.

            The Company leases computer and office space to NYFIX Millennium on a month-to-month basis pursuant to a management agreement with NYFIX Millennium. Future payments from NYFIX Millennium for such leases are expected to be as follows:

                         Year Ending
                         December 31,                 Amount
                         ------------                 ------
                         2001                        $849,000
                         2002                         700,000
                         2003                         227,000
                         2004                          69,000
                         2005                          34,000

19.         QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             Three Months Ended
                             -------------------------------------------------
                                  March     June     September    December
                                   31,       30,         30,          31,
                             ----------   ---------  ----------  -----------
2000:

Total revenues               $4,380,008  $5,534,328  $6,510,825  $7,555,006
                             ==========  ==========  ==========  ==========

Gross profit                 $3,229,960  $3,996,419  $4,760,880  $5,615,556
                             ==========  ==========  ==========  ==========

Net earnings                 $  763,760  $1,077,059  $1,665,378  $2,170,230
                             ==========  ==========  ==========  ==========

Basic earnings per common
    share                    $     0.03  $     0.04  $     0.07  $     0.09
                             ==========  ==========  ==========  ==========

Diluted earnings per common
    share                    $     0.03  $     0.04  $     0.06  $     0.08
                             ==========  ==========  ==========  ==========

1999:

Total revenues               $2,405,162  $3,041,566  $2,996,589  $3,766,134
                             ==========  ==========  ==========  ==========

Gross profit                 $1,742,271  $2,064,617  $2,093,979  $2,542,997
                             ==========  ==========  ==========  ==========

Net earnings                 $   30,177  $  150,165  $  367,668  $  412,409
                             ==========  ==========  ==========  ==========

Basic earnings per common
    share                    $     0.00  $     0.01  $     0.02  $     0.02
                             ==========  ==========  ==========  ==========

Diluted earnings per common
    share                    $     0.00  $     0.01  $     0.02  $     0.02
                             ==========  ==========  ==========  ==========


36