Form 10-Q
period 2001-03-31
NYFIX INC
filed 2001-05-14
CIK 99047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

 |X|        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended MARCH 31, 2001

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

25,559,543 shares of Common Stock were issued and outstanding as of April 30,
2001.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended March 31, 2001

CONTENTS                                                                             PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of March 31, 2001 (unaudited)
               and December 31, 2000                                                 3

               Consolidated Statements of Income (unaudited) for the three
               month periods ended March 31, 2001 and 2000                           4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the
               three month periods ended March 31, 2001 and 2000                     5

               Notes to Consolidated Financial Statements (unaudited)                6

   Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          10

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk            15

PART II. OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                                      15

SIGNATURE                                                                            16

                           NYFIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    March 31,           December 31,
                                                                                                       2001                 2000
                                                                                                   ------------        ------------
ASSETS                                                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                                      $  4,724,419        $  4,866,629
    Accounts receivable - less allowance of $518,000 and $421,000                                    13,885,208          12,058,370
    Inventory, net                                                                                    1,691,819           1,742,823
    Prepaid expenses and other current assets                                                           783,743             646,814
    Due from NYFIX Millennium                                                                         1,192,172           1,985,081
    Receivable from officers                                                                            196,437             200,441
    Deferred income taxes                                                                             1,859,000           1,859,000
                                                                                                   ------------        ------------
                      Total Current Assets                                                           24,332,798          23,359,158
PROPERTY AND EQUIPMENT, net                                                                          12,115,449          11,472,473
INVESTMENT IN NYFIX MILLENNIUM                                                                       23,500,000          19,500,000
DEFERRED INCOME TAXES                                                                                   237,000             237,000
OTHER ASSETS                                                                                          3,487,692           2,989,719
                                                                                                   ------------        ------------

                      TOTAL ASSETS                                                                 $ 63,672,939        $ 57,558,350
                                                                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                               $  2,048,040        $  2,915,167
    Accrued expenses                                                                                  3,187,678           2,444,825
    Current portion of capital lease obligations                                                        878,454             692,525
    Current portion of long-term debt                                                                 1,750,000           2,000,000
    Advance billings                                                                                  6,393,880           6,147,705
                                                                                                   ------------        ------------

                      Total Current Liabilities                                                      14,258,052          14,200,222

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                                        1,272,261           1,130,394
                                                                                                   ------------        ------------

                      Total Liabilities                                                              15,530,313          15,330,616
                                                                                                   ------------        ------------

SHAREHOLDERS' EQUITY:
    Preferred stock - par value $1.00; 5,000,000 shares authorized; none issued                            --                  --
    Common stock - par value $.001; 60,000,000 authorized, 25,352,038 and
          25,109,550 shares issued and outstanding                                                       25,352              25,110
    Additional paid-in capital                                                                       47,017,720          42,558,040
    Retained earnings                                                                                 1,770,024             306,482
    Due from officers and directors                                                                    (670,470)           (661,898)
                                                                                                   ------------        ------------
                      Total Shareholders' Equity                                                     48,142,626          42,227,734
                                                                                                   ------------        ------------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 63,672,939        $ 57,558,350
                                                                                                   ============        ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                       Three Month Period Ended
                                                                                              March 31, 2001           March 31, 2000
                                                                                              --------------           --------------
REVENUES:
Sales                                                                                        $  1,705,223              $    925,441
Subscription revenue                                                                            5,788,398                 2,916,500
Service contracts                                                                                 928,530                   538,067
                                                                                             ------------              ------------

      Total Revenues                                                                            8,422,151                 4,380,008
                                                                                             ------------              ------------
COST OF REVENUES:
Cost of sales                                                                                     167,508                   171,937
Cost of subscription revenues                                                                   1,521,031                   842,134
Cost of service contracts                                                                         251,877                   135,977
                                                                                             ------------              ------------
      Total Cost of Revenues                                                                    1,940,416                 1,150,048
                                                                                             ------------              ------------

GROSS PROFIT                                                                                    6,481,735                 3,229,960
                                                                                             ------------              ------------

OPERATING EXPENSES:
Selling, general and administrative                                                             3,382,121                 2,001,493
Research and development                                                                           78,318                   102,335
Depreciation and amortization                                                                     516,757                   228,279
                                                                                             ------------              ------------

      Total Operating Expenses                                                                  3,977,196                 2,332,107
                                                                                             ------------              ------------

EARNINGS FROM OPERATIONS                                                                        2,504,539                   897,853

Interest expense                                                                                 (111,095)                  (66,082)

Interest income                                                                                    48,246                    24,665

Other (expense) income                                                                             (9,323)                      142
                                                                                             ------------              ------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                                                      2,432,367                   856,578

PROVISION FOR INCOME TAXES                                                                        968,825                    92,818
                                                                                             ------------              ------------

NET EARNINGS                                                                                 $  1,463,542              $    763,760
                                                                                             ============              ============

BASIC EARNINGS PER COMMON SHARE                                                              $       0.06              $       0.03
                                                                                             ============              ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                               25,195,953                24,036,321
                                                                                             ============              ============

DILUTED EARNINGS PER COMMON SHARE                                                            $       0.05              $       0.03
                                                                                             ============              ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                             26,920,089                26,247,618
                                                                                             ============              ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                        Three Month Period Ended
                                                                                                   March 31, 2001      March 31, 2000
                                                                                                   --------------      --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          $ 1,022,827          $ 2,627,541
                                                                                                   -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                            (1,086,040)            (820,413)
    Due from (advances to) NYFIX Millennium                                                            792,909             (194,815)
    Payments for product enhancement costs and other assets                                           (858,215)            (444,702)
                                                                                                   -----------          -----------

                      Net cash used in investing activities                                         (1,151,346)          (1,459,930)
                                                                                                   -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                                                (196,154)                --
    Repayment of borrowings                                                                           (250,000)                --
    Issuance of common stock                                                                           432,463            1,365,654
                                                                                                   -----------          -----------
                     Net cash (used in) provided by financing activities                               (13,691)           1,365,654
                                                                                                   -----------          -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                      (142,210)           2,533,265

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       4,866,629            1,565,649
                                                                                                   -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 4,724,419          $ 4,098,914
                                                                                                   ===========          ===========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

NYFIX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
------------------------------------------------------

1.          ORGANIZATION

            NYFIX,  Inc. is listed on the Nasdaq  Stock  Market under the symbol
            NYFX.

            References  herein to "we",  "our" and the "Company" refer to NYFIX,
            Inc. and  consolidated  subsidiary  unless the context  specifically requires otherwise.

2.          BASIS OF PRESENTATION

            The  accompanying   unaudited   condensed   consolidated   financial
            statements   have  been  prepared  in  accordance   with  accounting
            principles  generally  accepted in the United  States of America for interim  financial  information  and with the  instructions  to Form
            10-Q. In the opinion of management, all adjustments,  which comprise normal  and  recurring  accruals  considered  necessary  for a  fair presentation,  have been  included.  The  preparation  of  financial
            statements  in  conformity  with  accounting   principles  generally
            accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses  during the reporting  period.  Actual results could differ from those estimates.  Operating  results for the three month period ended March 31, 2001 are not necessarily  indicative of the results  that may be expected  for the year ending  December 31,
            2001. For further information,  refer to the consolidated  financial statements and footnotes  thereto  included in the Company's  annual report on Form 10-K for the year ended December 31, 2000.

            Certain 2000 balances have been  reclassified to conform to the 2001 presentation.

3.          INVENTORY

            Inventory consists of parts,  finished goods and minor materials and is stated at the lower of cost, determined on an average cost basis, or market.

                                                              March 31,            December 31,
                                                               2001                  2000
                                                            ----------             ----------

               Parts                                        $1,245,068             $1,174,727
               Work in process                                   -                     39,629
               Finished goods                                  538,451                620,467
               Less: allowance for obsolescence                 91,700                 92,000
                                                            ----------             ----------
                                     Total                  $1,691,819             $1,742,823
                                                            ==========             ==========

4.          INVESTMENT IN NYFIX MILLENNIUM

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

            In March 2001, NYFIX Millennium added four new partners. Pursuant to the terms of the Operating  Agreement of NYFIX Millennium,  each new partner contributed $2,000,000 to NYFIX Millennium,  and the Company maintained  its  50%  ownership  interest  in  NYFIX  Millennium  in exchange  for  reducing  certain  of its  rights  to share in future dividend  distributions  of NYFIX  Millennium.  The  Company  issued
            94,000  shares of its common stock to each new partner in return for the same option  rights noted above.  As of March 31, 2001,  188,000 shares were  issued to two of the new  partners  with the  remaining
            188,000 shares issued to the other new partners in early April 2001.

            The Company's total investment in NYFIX Millennium of $23,500,000 at
            March 31, 2001, consists of $21,500,000 (1,968,750 shares in 1999 of
            Company  stock x $8.89 and  188,000  shares in March 2001 of company stock x  $21.28)  and a capital  cash  contribution  of  $2,000,000.
            Pursuant to the Operating Agreement, the first $14,000,000 in losses will be  allocated  to the  Consortium  investors,  which equals the extent of their capital  investment in NYFIX  Millennium.  Losses in excess  of  $14,000,000,  if  any,  will  be  allocated  to the  new investors up to an additional $8,000,000, which equals the extent of their capital  investment in NYFIX  Millennium.  No portion of these losses will be borne by the  Company.  The  Company has  temporarily funded certain operating costs and capital expenditures on behalf of
            NYFIX  Millennium  until its  operations  commence.  Such  costs are reflected as Due from NYFIX Millennium on the Company's consolidated balance sheets.

5.          CAPITAL STOCK

            On May 7, 2001, the Company filed a Form S-3 Registration  Statement announcing  a proposed  public  offering of  3,000,000 of its common shares,  plus an  over-allotment  option  of an  additional  450,000 shares.  The  Company  intends to use the net  proceeds  for working
            capital  and  general   corporate   purposes,   including   possible
            acquisitions.

6.          INCOME TAXES

            Commencing in 2001, the Company is subject to full statutory  income tax  rates as  compared  to the prior  period  in which the  Company utilized the benefits of available net operating loss carryforwards.
            In the prior year's  quarter,  the  Company's  income tax  provision consisted of estimated state, local, and foreign income taxes.

7.          PER SHARE INFORMATION

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

                                                                          Three Month Period Ended
                                                                 ---------------------------------------
                                                                 March 31, 2001           March 31, 2000
                                                                 --------------           --------------

Net earnings                                                     $ 1,463,542                $   763,760
                                                                 ===========                ===========

Basic weighted average shares outstanding                         25,195,953                 24,036,321
                                                                 ===========                ===========

Basic earnings per common share                                  $      0.06                $      0.03
                                                                 ===========                ===========

Basic weighted average shares outstanding                         25,195,953                 24,036,321
     Dilutive options                                              1,691,423                  2,088,313
     Dilutive warrants                                                32,713                    122,984
                                                                 -----------                -----------
Diluted weighted average shares outstanding                       26,920,089                 26,247,618
                                                                 ===========                ===========

Diluted earnings per common share                                $      0.05                $      0.03
                                                                 ===========                ===========

8.          IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 1998,  the Financial  Accounting  Standards  Board  ("FASB")
            issued  SFAS  No.  133  ("SFAS  133"),   Accounting  for  Derivative
            Instruments  and Hedging  Activities.  SFAS 133 is effective for all fiscal years  beginning  after June 15, 2000.  SFAS 133, as amended,
            establishes   accounting  and  reporting  standards  for  derivative
            instruments,  including certain derivative  instruments  embedded in other contracts and for hedging activities.  Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the  definition  of a  derivative.  The  Company  adopted  SFAS  133 effective  January 1, 2001.  The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

9.          BUSINESS SEGMENT INFORMATION

            The  Company  operates in a single  industry  segment as a financial technology company focusing on electronic trading infrastructure and technologies. The Company provides desktop solutions, stationary and wireless exchange floor systems,  electronic  automation systems and straight through  processing to the professional  trading segment of the  brokerage  community.  The  Company  has  offices in  Stamford,
            Connecticut,  New York,  Chicago  and  London.  Each  office has the opportunity  to sell or enter into  subscriptions  for either of the
            Company's products and services.  However,  the operating results of the Company's  products and services are not  individually  reported nor  are  they  managed  or  evaluated  individually  by  the  Chief
            Executive  Officer,  who is the Company's  chief decision  maker. As such,  the Company  does not segment  its  business by products  and services.

            Summarized  financial  information  by  geographic  location  is  as follows (in 000's):

                                                                Three Month Period Ended
                                                     March 31, 2001             March 31, 2000
                                                     --------------             --------------

Revenues:
   Stamford and New York                               $ 6,221                     $ 3,517
   London                                                1,597                         725
   Chicago                                                 604                         138
   Inter-location sales                                   --                             5
   Inter-location elimination                             --                            (5)
                                                       -------                     -------
Total revenues                                         $ 8,422                     $ 4,380
                                                       =======                     =======

Gross profit:
   Stamford and New York                               $ 4,448                     $ 2,467
   London                                                1,460                         640
   Chicago                                                 574                         123
                                                       -------                     -------
Gross profit                                           $ 6,482                     $ 3,230
                                                       =======                     =======

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the consolidated  financial  statements  and notes thereto.  Historical  results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

We commenced  operations in January 1991,  initially focusing on capturing trade order information via our Guided-Input7  Touchpad system, and since then we have transitioned  to become a provider  of  infrastructure,  systems,  software  and wireless trading  technologies to the brokerage industry.  We provide electronic trading and straight-through  trade processing solutions to various participants in the  brokerage  industry  such as brokerage  firms,  international  banks and global  exchanges  trading in equities,  futures and options.  Our deployment of products and services via the NYFIX  network has resulted in our  processing  an average NYSE daily volume of 212 million  shares in the first quarter of 2000, a number which has grown to 456 million in the first  quarter of 2001,  with daily volumes reaching as high as 843 million shares.

By 1996, the financial  services industry had adopted the Financial  Information
Exchange Protocol,  commonly referred to as the FIX protocol, which provides the brokerage  industry  with a common  underlying  language  to  enable  electronic
trading   and   communications.   In  late  1997,   we  built  a   communication
infrastructure  known as the NYFIX network  utilizing  the FIX  protocol,  which provides each  customer with  dedicated  circuits  into the NYFIX  network,  and provides global  electronic  connectivity for trade order routing.  We currently offer our  services,  consisting of  integrated  hardware and software  systems, together with linkage through our data center. Our customers typically subscribe to our services by paying a monthly fee per  terminal for use of our  integrated infrastructure  and  software  systems.  Beginning  in  late  1997,  we  focused primarily  on selling our products  and  services on a  subscription  basis with ongoing monthly  subscription  fees rather than a software and capital equipment sales model with one-time, upfront fees.

Our revenues are comprised of subscription,  sales and service contract revenue.
Consistent with our transition to a subscription sales model from a hardware and software  sales model,  subscription  fees  represent a majority and  increasing share of our total revenues.  Subscription  revenue contracts are primarily with brokerage firms,  international  banks and global exchanges trading in equities, and are generally for an initial period of one to three years, with one to three year renewal  periods.  Subscription  revenues are  recognized  ratably over the lives of the subscription  agreements with customers and begin once installation is complete.  Sales  revenue,  which is comprised of software  sales and capital equipment sales, is generated primarily by sales to customers in the futures and options  trading  market,  and is expected to decrease in both aggregate  dollar amounts and as a percentage of total  revenues as we continue to shift our focus to servicing  those markets  using a  subscription  fee model.  Sales revenue is recognized upon shipment of the product and acceptance by the customer.  Service contract  revenue is comprised of  maintenance  contracts  for capital sales and subscriptions  and is  recognized  ratably  over the period  that the service is provided.  Service  contract  revenue on  subscription  contracts  is charged to customers as a fixed percentage of such contracts.

Cost of revenues  principally  consists  of  subscription  communication  lines, amortization  of  capitalized  product  enhancement  costs and  depreciation  of subscription-based equipment, labor, materials and overhead.

Selling,  general and  administrative  expenses  account for the majority of our operating  expenses  and  consist  of  salaries  and  benefits,  rent and office expenses,  non-customer  specific  communication  fees,  provisions for doubtful accounts and marketing expenses. During the past several years, we have expanded our  efforts to support an  increasing  number of services  and to increase  the number of exchanges, brokerage firms and buyside institutions connecting to the NYFIX network. We believe that our continued investment in the development  of our system and its  associated  applications  and  services  has increased  orderflow,  which in turn should  facilitate  both revenue growth and further distribution of our products.

Research  and  development  expenses  relate  to  developing  new  products  and technologies to meet the current and future needs of our customers.  These costs consist  primarily of salaries and costs  related to technical  and  programming personnel.

Depreciation and amortization  expense consists of depreciation and amortization of equipment and software used to operate our systems.

On  October  27,  1999,  we  announced  the  formation  of NYFIX  Millennium,  a consortium of us and seven  international  investment banks and brokerage firms, consisting of Deutsche  Bank,  ING Barings,  Lehman  Brothers,  Morgan  Stanley,
Sanford C. Bernstein & Co., SG Cowen Securities Corp. and UBS Warburg.  Each
partner,  including us, invested $2.0 million in NYFIX  Millennium.  Each of our partners received 25,000 units of NYFIX Millennium,  collectively  owning 50% of
NYFIX Millennium,  and we owned the remaining 50%. In addition,  we purchased an option to buy from our partners an additional 30% ownership in NYFIX Millennium, for which we paid each of our partners 281,250 shares of our common stock. If we exercise this option, we will issue an aggregate of an additional 236,250 shares of our common stock to our partners for units of NYFIX  Millennium owned by such partners.

In March 2001, NYFIX Millennium added Bank of America,  First Union  Securities,
J.P.  Morgan & Co. and J.P.  Morgan H&Q  (formerly Chase H&Q) as new partners.  Pursuant to the terms of the operating agreement of NYFIX Millennium, each new partner contributed $2.0 million to NYFIX Millennium, and we maintained our 50% ownership  interest in NYFIX Millennium in exchange for reducing certain of our rights to share in future dividend distributions of NYFIX Millennium.  We issued  94,000  shares of our common stock to each new partner in return for the same option  rights noted above.  If we exercise  this option,  we will issue an aggregate of an additional 60,000 shares of our common stock to our new partners for units of NYFIX Millennium owned by such new partners.

NYFIX  Millennium  commenced  the roll-out of its ATS on a limited  basis to our existing customers in the fourth quarter of 2000 and is allowing them to use the system without  charging for orders  executed.  Although the number of users and orders passing through NYFIX Millennium has been increasing, we currently do not anticipate that NYFIX  Millennium  will generate  revenue until it has completed the first  phase of its  strategy to convert the large  existing  NYFIX  network orderflow into  liquidity  available for  executions in NYFIX  Millennium.  Once sufficient  liquidity is established in the system,  NYFIX Millennium intends to generate revenue by charging for each transaction on a fee per share basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES
Subscription  revenue  increased  98% to  $5,788,000  for the three months ended
March 31, 2001, from $2,917,000 for the same period in 2000,  principally due to increased desktop placements among existing customers,  and also the addition of new customers and new product offerings sold to existing and new customers. As a percentage of total revenues, subscription revenue increased to 69% in the three months ended March 31, 2001 from 67% in the same period in 2000.

Sales revenue  increased 84% to $1,705,000  for the three months ended March 31,
2001,  from $925,000 for the same period in 2000.  The increase in sales revenue is principally  due to customer  demand for the Company's  Order Book Management
System ("OBMS") derivatives trading software products.  As a percentage of total revenue,  sales  revenue  decreased  to 20% in the three  months ended March 31,
2001,  from  21% in the  same  period  in 2000,  which  is  consistent  with the
Company's  transition  to  a  subscription-based   model,  with  software  sales
comprising the majority of sales revenue.

Service  contract  revenue  increased 73% to $929,000 for the three months ended
March 31, 2001, from $538,000 for the same period in 2000, principally due to an increase in subscription  contract revenue.  In the three months ended March 31,
2001,  service contract revenue  comprised 11% of total revenue,  as compared to
12% in the same period in 2000.

COST OF REVENUES AND GROSS PROFIT
Gross profit as a percentage  of total  revenues  increased to 77% for the three months ended March 31, 2001,  from 74% for the same period in 2000. The increase in gross profit percentage  principally  resulted from an increase in the amount of higher  margin  OBMS  software  installations,  which was offset  somewhat by increased  communication  charges relating to increased desktop  connections and higher  labor costs due to  increased  service  contract  revenues.  The Company obtains its materials and supplies from a variety of vendors in the U.S. and Far
East and did not experience  any  significant  price  increases in its component parts purchased  during the first quarter of 2001.  Included in cost of revenues was amortization  expense of product  enhancement costs of $358,000 and $241,000 for the three months ended March 31, 2001 and 2000, respectively.  Also included in cost of revenues was depreciation expense for subscription-based equipment of
$453,000  and  $231,000  for the three  months  ended  March 31,  2001 and 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 69% to $3,382,000 for the three months ended March 31, 2001,  from $2,001,000 for the same period in 2000, but  decreased as a percentage  of total  revenues to 40% in the current  period from 46% in the prior period. The dollar increase reflects  increased  salaries, related  personnel  costs,  recruiting  fees,  rent  expense and various  office expenses due to personnel increases to support the Company's growth.

RESEARCH AND DEVELOPMENT
Research and development  expenses decreased 24% to $78,000 for the three months ended March 31, 2001, from $102,000 for the same period in 2000,  primarily as a result of the Company  focusing on enhancing  its  existing  product line in the three months ended March 31, 2001 as opposed to  developing  new products in the three months ended March 31, 2000.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization  expenses increased 127% to $517,000 for the three months  ended  March  31,  2001,  from  $228,000  for the same  period  in 2000, reflecting principally the continued investment in the Company's infrastructure, in addition to administrative  support  equipment and leasehold  improvements to support the Company's growth.

INTEREST EXPENSE
Interest expense  increased 68% to $111,000 for the three months ended March 31,
2001,  from  $66,000  for the same  period in 2000,  principally  as a result of interest on capital lease obligations of $57,000 during the current period.

INTEREST INCOME
Interest  income  increased  92% to $48,000 for the three months ended March 31,
2001,  from  $25,000  for the same  period  in 2000,  principally  due to higher average cash balances maintained by the Company during the current period versus the comparable period in 2000.

PROVISION FOR INCOME TAXES
The provision for income taxes  increased to $969,000 for the three months ended
March 31, 2001,  from $93,000 for the same period in 2000.  Commencing  in 2001, the  Company is subject to full  statutory  income tax rates as  compared to the prior  period in which the  Company  utilized  the  benefits  of  available  net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Prior to achieving the Company's present levels of profitability,  the Company's primary  source of  liquidity  had been equity  capital and  drawdowns  from the
Company's line of credit agreement.  In November 1998 and in September 1999, the
Company raised $3,450,000 and $2,547,000,  respectively, from private placements of  securities.  At March  31,  2001,  the cash  and  cash  equivalents  balance decreased  to  $4,724,000  from  $4,867,000  at December 31, 2000 as a result of capital  expenditures  and the  acquisition  of  other  assets  to  support  the
Company's  infrastructure  and  repayments  under the line of credit and capital lease  obligations,  partially offset by cash provided by operating  activities, repayments of advances by NYFIX Millennium and the exercise of stock options. On
May 7, 2001, the Company filed a Form S-3  Registration  Statement  announcing a
proposed   public   offering  of  3,000,000  of  its  common  shares,   plus  an
over-allotment  option of an additional  450,000 shares.  The Company intends to use the net  proceeds  for  working  capital  and  general  corporate  purposes, including possible acquisitions.

At March 31, 2001,  the Company had total debt of $3,901,000,  which  represents amounts  outstanding under the line of credit and capital lease obligations.  At
March 31, 2001, the Company had no material commitments for capital expenditures or inventory purchases.

On July 13,  1998,  the Company  entered  into a  three-year  $3 million line of credit  agreement with a financial  institution  with advances on such agreement available to the Company  during the first 18 months.  The credit  agreement was primarily intended to finance equipment expenditures.  Outstanding  indebtedness under the credit  agreement  bears  interest  at either  LIBOR plus 1.25% or the bank's  prime  rate,  at the  Company's  discretion.  The  Company  drew down an aggregate  of  $1,800,000  under the  agreement  during  1998 and an  additional
$700,000  during 1999. The credit  agreement  prohibited the Company from making principal repayments prior to February 1, 2000. Repayment of principal commenced on July 30, 2000 with twelve monthly  installments of $83,333 with the remaining balance due on July 30, 2001.

The Company believes it has sufficient liquidity,  including cash generated from operations and issuances of common stock, to support its cash needs for at least the next twelve months.

WORKING CAPITAL
At March 31, 2001 and  December  31,  2000,  the Company had working  capital of
$10,075,000  and  $9,159,000,  respectively,  representing  a 10% increase.  The
Company's present capital  resources  include proceeds from internal  operations and from issuances of common stock.

CASH PROVIDED BY OPERATING ACTIVITIES
During the three months ended March 31, 2001,  net cash  provided by  operations was $1 million as compared  to net cash  provided  by  operations  for the three months ended March 31, 2000 of $2.6 million. The decrease is primarily due to an increase in accounts receivable of $1.9 million in the current period, offset by a 92%  increase in net earnings to  $1,464,000  for the three months ended March
31, 2001, from $764,000 for the three months ended March 31, 2000.

CASH USED IN INVESTING ACTIVITIES
During  the  three  months  ended  March  31,  2001 and  2000,  net cash used in investing activities was $1,151,000 and $1,460,000,  respectively.  The decrease represents payments for purchases of equipment related to the Company's

data  center  and  subscription   equipment  and  payments  related  to  product
enhancement costs for the Company's product  portfolio,  offset by repayments of advances made to NYFIX Millennium.

PROCEEDS FROM FINANCING ACTIVITIES
During  the three  months  ended  March  31,  2001,  net cash used in  financing activities was $14,000,  compared to net proceeds from  financing  activities of
$1,366,000 for the three months ended March 31, 2000. During the current quarter repayments  under the credit  line of  $250,000  and  principal  payments  under capital  lease  obligations  of $196,000  were  partially  offset by proceeds of
$432,000 from the exercise of stock options. During the three months ended March
31, 2000,  proceeds  from the exercise of warrants and stock  options  generated cash of $1,366,000.

SEASONALITY

The Company  believes  that its  operations  are not  significantly  effected by seasonality.  NYFIX Millennium's revenues and the Company's transaction revenues may be affected by the trading  volume  seasonality  inherent in the  underlying markets.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial  Accounting Standards Board ("FASB") issued SFAS No.
133 ("SFAS 133"),  Accounting for Derivative Instruments and Hedging Activities.
SFAS 133 is effective for all fiscal years  beginning  after June 15, 2000. SFAS
133, as amended,  establishes  accounting and reporting standards for derivative
instruments,   including  certain  derivative   instruments  embedded  in  other
contracts and for hedging  activities.  Under SFAS 133,  certain  contracts that were not  formerly  considered  derivatives  may now meet  the  definition  of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  The  Company  is  exposed  to  market  risk principally  through  changes in interest  rates and foreign  currency  exchange rates.  Interest  rate exposure is  principally  limited to the $1.75 million of current  portion of long-term  debt  outstanding  at March 31,  2001,  under the
Company's  line of  credit  agreement.  Borrowings  under  the  line  of  credit agreement bear interest at rates that float with the market. The impact of a 100 basis point change in the interest  rate on the line of credit  agreement  would not be material to earnings,  cash flows or fair value. The financial statements of the Company's  London sales office are remeasured into U.S. dollars using the
U.S. dollar as the functional currency.  The market risk associated with foreign
currency   exchange   rates  is  not  material  in  relation  to  the  Company's consolidated  financial  position,  results of  operations  or cash  flows.  The
Company does not use derivative financial instruments for any purpose.

--------------------------------------------------------------------------------

PART II

OTHER INFORMATION

     Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS

                  None

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
                                             -----------------------
                                               Richard A. Castillo
                                               Chief Financial Officer and Secretary
                                               (Principal Financial and Accounting
                                                Officer)

Dated: May 14, 2001