Form 10-Q
period 2001-06-30
NYFIX INC
filed 2001-08-09
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X|        QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended JUNE 30, 2001

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

                         ------------------------------

            Indicate  by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

28,640,035  shares of Common  Stock were issued and  outstanding  as of July 31,
2001.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended June 30, 2001

CONTENTS                                                                   PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheets as of June 30, 2001 (unaudited)
             and December 31, 2000                                            3

             Consolidated Statements of Income (unaudited) for the
             three and six month periods ended June 30, 2001 and 2000         4

             Condensed Consolidated Statements of Cash Flows (unaudited)
             for the six month periods ended June 30, 2001 and 2000           5

             Notes to Consolidated Financial Statements (unaudited)           6

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk      17

PART II. OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds                       18

   Item 4.   Submission of Matters to a Vote of Security Holders             18

   Item 6.   Exhibits and Reports on Form 8-K                                19

SIGNATURE                                                                    19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           NYFIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                      June 30,         December 31,
                                                                                        2001              2000
                                                                                   -------------    -------------
                                                                                    (Unaudited)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  41,524,165    $   4,866,629
    Short-term investments in marketable securities                                   20,000,000             --
    Accounts receivable - less allowance of $587,000 and $421,000                     17,533,340       12,058,370
    Inventory, net                                                                     1,547,175        1,742,823
    Prepaid expenses and other current assets                                          1,187,488          646,814
    Due from NYFIX Millennium                                                          1,859,953        1,985,081
    Receivable from officers                                                             205,341          200,441
    Deferred income taxes                                                              1,859,000        1,859,000
                                                                                   -------------    -------------

                      Total Current Assets                                            85,716,462       23,359,158
PROPERTY AND EQUIPMENT, net                                                           13,930,148       11,472,473
INVESTMENT IN NYFIX MILLENNIUM                                                        27,500,000       19,500,000
OTHER ASSETS                                                                           4,015,971        3,226,719

                      TOTAL ASSETS                                                 $ 131,162,581    $  57,558,350
                                                                                   =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $   3,236,610    $   2,915,167
    Accrued expenses                                                                   5,263,351        2,444,825
    Current portion of capital lease obligations                                         902,331          692,525
    Current portion of long-term debt                                                  1,500,000        2,000,000
    Advance billings                                                                   7,826,719        6,147,705
                                                                                   -------------    -------------

                      Total Current Liabilities                                       18,729,011       14,200,222

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                         1,037,512        1,130,394
                                                                                   -------------    -------------

                      Total Liabilities                                               19,766,523       15,330,616
                                                                                   -------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock - par value $1.00; 5,000,000 shares authorized; none issued
    Common stock - par value $.001; 60,000,000 shares authorized, 28,608,285 and
          25,109,550 shares issued and outstanding                                        28,608           25,110
    Additional paid-in capital                                                       108,675,615       42,558,040
    Retained earnings                                                                  3,372,019          306,482
    Due from officers and directors                                                     (680,184)        (661,898)
                                                                                   -------------    -------------

                      Total Shareholders' Equity                                     111,396,058       42,227,734
                                                                                   -------------    -------------

                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 131,162,581    $  57,558,350
                                                                                   =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     Three Month Period Ended            Six Month Period Ended
                                                                     ------------------------            ----------------------
                                                                    June 30,          June 30,          June 30,          June 30,
                                                                      2001             2000               2001             2000
                                                                 ------------      ------------      ------------      ------------

REVENUES:
Sales                                                            $  1,456,427      $  1,222,646      $  3,161,650      $  2,148,087
Subscription revenues                                               6,936,183         3,649,670        12,724,581         6,566,170
Service contracts                                                   1,118,749           662,012         2,047,279         1,200,079
                                                                 ------------      ------------      ------------      ------------

      Total Revenues                                                9,511,359         5,534,328        17,933,510         9,914,336
                                                                 ------------      ------------      ------------      ------------
COST OF REVENUES:

Cost of sales                                                         208,172           216,901           375,680           390,923
Cost of subscription revenues                                       1,793,349         1,162,147         3,314,380         2,002,196
Cost of service contracts                                             254,434           158,861           506,311           294,838
                                                                 ------------      ------------      ------------      ------------
      Total Cost of Revenues                                        2,255,955         1,537,909         4,196,371         2,687,957
                                                                 ------------      ------------      ------------      ------------

GROSS PROFIT                                                        7,255,404         3,996,419        13,737,139         7,226,379
                                                                 ------------      ------------      ------------      ------------

OPERATING EXPENSES:

Selling, general and administrative                                 3,772,624         2,341,977         7,154,745         4,343,470
Research and development                                              108,088           111,669           186,406           214,004
Depreciation and amortization                                         655,870           254,081         1,172,627           482,360
                                                                 ------------      ------------      ------------      ------------
      Total Operating Expenses                                      4,536,582         2,707,727         8,513,778         5,039,834
                                                                 ------------      ------------      ------------      ------------

EARNINGS FROM OPERATIONS                                            2,718,822         1,288,692         5,223,361         2,186,545

Interest expense                                                     (108,870)          (65,888)         (219,965)         (131,970)

Interest income                                                        62,954            50,677           111,200            75,342

Other (expense) income                                                 (5,133)             --             (14,456)              142
                                                                 ------------      ------------      ------------      ------------

EARNINGS BEFORE PROVISION FOR INCOME TAXES                          2,667,773         1,273,481         5,100,140         2,130,059

PROVISION FOR INCOME TAXES                                          1,065,778           196,422         2,034,603           289,240
                                                                 ------------      ------------      ------------      ------------

NET EARNINGS                                                     $  1,601,995      $  1,077,059      $  3,065,537      $  1,840,819
                                                                 ============      ============      ============      ============

BASIC EARNINGS PER COMMON SHARE                                  $       0.06      $       0.04      $       0.12      $       0.08
                                                                 ============      ============      ============      ============

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   25,869,171        24,286,943        25,682,770        24,317,960
                                                                 ============      ============      ============      ============

DILUTED EARNINGS PER COMMON SHARE                                $       0.06      $       0.04      $       0.11      $       0.07
                                                                 ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 27,487,941        26,481,865        27,350,371        26,416,915
                                                                 ============      ============      ============      ============

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       Six Month Period Ended
                                                                                       ----------------------
                                                                                   June 30, 2001    June 30, 2000
                                                                                   -------------    -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                          $  5,012,150    $  1,965,472
                                                                                   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                              (20,000,000)           --
    Capital expenditures                                                             (4,073,179)     (1,686,605)
    Due from (advances to) NYFIX Millennium                                             125,128         186,839
    Payments for product enhancement costs and other assets                          (1,564,550)       (913,590)
                                                                                   -------------    -------------
                      Net cash used in investing activities                         (25,512,601)     (2,413,356)
                                                                                   -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                                 (407,026)           --
    Repayment of borrowings                                                            (500,000)           --
    Issuance of common stock                                                         58,065,013       2,362,037
                                                                                   -------------    -------------
                     Net cash provided by financing activities                       57,157,987       2,362,037
                                                                                   -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                36,657,536       1,914,153

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,866,629       1,565,649
                                                                                   -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 41,524,165    $  3,479,802
                                                                                   =============    =============

SUPPLEMENTAL INFORMATION:
    Cash paid during the period for interest                                       $    183,571    $     97,812
    Cash paid during the period for income taxes                                        155,405         109,400
    Capital lease obligations incurred                                                  523,950            --
    Common stock issued for investment in NYFIX Millennium                            8,000,000            --

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

2.          BASIS OF PRESENTATION

            The  accompanying   unaudited   condensed   consolidated   financial
            statements   have  been  prepared  in  accordance   with  accounting
            principles  generally  accepted in the United  States of America for interim  financial  information  and with the  instructions  to Form
            10-Q. In the opinion of management, all adjustments,  which comprise normal  and  recurring  accruals  considered  necessary  for a  fair presentation,  have been  included.  The  preparation  of  financial
            statements  in  conformity  with  accounting   principles  generally
            accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses  during the reporting  period.  Actual results could  differ from those  estimates.  Operating  results for the six month period ended June 30, 2001 are not  necessarily  indicative of the results  that may be expected  for the year ending  December 31,
            2001. For further information,  refer to the consolidated  financial statements and footnotes  thereto  included in the Company's  annual report on Form 10-K for the year ended December 31, 2000.

            Certain 2000 balances have been  reclassified to conform to the 2001 presentation.

3.          SHORT-TERM INVESTMENTS IN MARKETABLE SECURITIES

            The  Company's   investments   in  marketable   securities   are  in
            instruments that are short-term in nature,  and are all conservative risk  investments  with  the  revenue  anticipation  fully  insured.
            Management   determines  the  appropriate   classification   of  its
            investments  in  debt   securities  at  the  time  of  purchase  and
            reevaluates  such  determinations  at each balance  sheet date.  The
            Company's  marketable  securities are defined as  available-for-sale securities  under the  provisions of SFAS No. 115,  "Accounting  for
            Certain    Investment    in    Debt    and    Equity    Securities."
            Available-for-sale  securities  are  carried  at fair  value.  These instruments are not subject to gains or losses.

4.          INVENTORY

            Inventory consists of the following:

                                                                  June 30,        December 31,
                                                                    2001             2000
                                                                -----------       -----------

                                                                 (unaudited)

               Parts                                            $ 1,119,965       $ 1,174,727
               Work in process                                       40,641            39,629
               Finished goods                                       478,269           620,467
               Less: allowance for obsolescence                     (91,700)          (92,000)
                                                                -----------       -----------

                                     Total                      $ 1,547,175       $ 1,742,823
                                                                ===========       ===========

5.          PROPERTY AND EQUIPMENT, NET

            Property and equipment consists of the following:

                                                                  June 30,        December 31,
                                                                   2001               2000
                                                               -----------        -----------

                                                                 (unaudited)
               Computer software                                 $   569,837      $   458,939
               Leasehold improvements                                946,232          558,356
               Furniture and equipment                             2,704,462        2,428,962
               Subscription and service bureau equipment          14,457,853       11,161,438
               Service bureau equipment under capital leases       2,546,842        2,022,892
                                                                 -----------      -----------
                                                                  21,225,226       16,630,587
               Less: Accumulated depreciation                      7,295,078        5,158,114
                                                                 -----------      -----------

                                     Total                       $13,930,148      $11,472,473
                                                                 ===========      ===========

6.          INVESTMENT IN NYFIX MILLENNIUM

            On October 27, 1999,  the Company  announced  the formation of NYFIX
            Millennium,  L.L.C.  ("NYFIX  Millennium") with seven  international investment banks and brokerage firms (the "Consortium"). The Company owns 50% of NYFIX  Millennium and the Consortium  owns the remaining
            50%. NYFIX Millennium operates as an alternative trading system. All of the  partners  of  the  Consortium,  and  the  Company,  invested
            $2,000,000  each  in  NYFIX  Millennium.   Each  Consortium  partner
            received  281,250  shares of  common  stock of the  Company,  for an
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

xxx

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

            The Company's total investment in NYFIX Millennium of $27,500,000 at
            June 30, 2001, consists of $25,500,000  (1,968,750 shares in 1999 of
            Company stock x $8.89 and 376,000  shares in 2001 of Company stock x
            $21.28) and a capital cash  contribution of $2,000,000.  Pursuant to the Operating  Agreement,  the first  $14,000,000  in losses will be allocated to the  Consortium  investors,  which equals the extent of their capital  investment in NYFIX  Millennium.  Losses in excess of
            $14,000,000, if any, will be allocated to the new investors up to an additional  $8,000,000,  which  equals the  extent of their  capital investment in NYFIX  Millennium.  No portion of these losses will be borne by the Company.  The Company has  temporarily  funded  certain
            operating  costs  and  capital   expenditures  on  behalf  of  NYFIX
            Millennium until its operations  commence.  Such costs are reflected as Due from NYFIX Millennium on the Company's  consolidated  balance sheets.

7.          CAPITAL STOCK

            On June 22, 2001, the Company  completed a secondary public offering as authorized by its Board of Directors, issuing 3,000,000 shares of its  Common  Stock at a price of $21.00 per  share,  generating  net
            proceeds  of  approximately  $57.3  million,   after  deducting  the
            underwriting discounts and commissions and offering expenses paid by the Company. The Company intends to use the net proceeds for working capital and other general corporate  purposes.  The Company may also use a portion of the net proceeds for  acquisitions  of  businesses, products and  technologies  or the  establishment  of joint ventures that  are  complementary  to our  business.  While  the  Company  is exploring certain opportunities,  there are no definitive agreements with  respect  to any  transactions.  The amount  actually  used for working  capital  purposes  will  depend  on a  number  of  factors.
            Accordingly,  the  Company  will  retain  broad  discretion  in  the allocation of the net proceeds of the offering.  Pending these uses, the net proceeds were invested in interest-bearing, investment-grade securities in accordance with the Company's investment policy.

8.          2001 STOCK OPTION PLAN

            On March 13, 2001, the Board of Directors of NYFIX, Inc. adopted the
            Company's 2001 Stock Option Plan (the "Plan").  The number of shares available  under  the Plan  was  fixed  at  2,000,000.  The Plan was approved at the Company's  Annual  Meeting of  Shareholders  held on
            June 4, 2001. All stock options  granted are at fair market value at the date of grant,  and expire ten years from the date of grant. The
            Plan was effective on May 1, 2001 and expires on April 30, 2011.

9.          INCOME TAXES

            Commencing in 2001, the Company is subject to full statutory  income tax  rates as  compared  to the prior  period  in which the  Company utilized the benefits of available net operating loss carryforwards.
            In the  prior  year's  three and six month  periods,  the  Company's income tax  provision  consisted  of  estimated  state,  local,  and foreign income taxes.

10.         EARNINGS PER SHARE INFORMATION

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

                                             Three Month                  Six Month
                                            Period Ended                Period Ended
                                    --------------------------  --------------------------
                                        June 30,     June 30,      June 30,       June 30,
                                          2001         2000          2001           2000
                                    -------------------------   --------------------------

Net Earnings                        $ 1,601,995   $ 1,077,059   $ 3,065,537   $ 1,840,819
                                    ===========   ===========   ===========   ===========

Basic Weighted Average Shares
  Outstanding                        25,869,171    24,286,943    25,682,770    24,317,960
                                     ===========   ===========  ===========   ===========

Basic Earnings per Common Share     $      0.06   $      0.04   $      0.12   $      0.08
                                    ===========   ===========   ===========   ===========

Basic Weighted Average Shares
  Outstanding                        25,869,171    24,286,943    25,682,770    24,317,960
     Dilutive Options                 1,586,377     2,128,477     1,635,042     2,033,353
     Dilutive Warrants                   32,393        66,445        32,559        65,602
                                     -----------   -----------  -----------   -----------
Diluted Weighted Average Shares
  Outstanding                        27,487,941    26,481,865    27,350,371    26,416,915
                                     ==========   ===========   ===========   ===========

Diluted Earnings per Common Share   $      0.06   $      0.04   $      0.11   $      0.07
                                    ===========   ===========   ===========   ===========

11.         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

            In March  2000,  the FASB issued  FASB  Interpretation  No. 44 ("FIN
            44"),   "Accounting   for  Certain   Transactions   Involving  Stock
            Compensation."  FIN 44, an interpretation  of Accounting  Principles
            Bulletin 25 ("APB 25"),  "Accounting for Stock Issued to Employees,"
            provides   guidance  on  the   application   of  APB  25  for  stock
            compensation  involving  employees.  The  adoption of FIN 44 did not have an effect on the financial position,  results of operations, or cash flows of the Company.

            In June 2001, the FASB issued two new  pronouncements:  SFAS No. 141
            ("SFAS  141"),  "Business  Combinations,"  and SFAS No.  142  ("SFAS
            142"),  "Goodwill and Other  Intangible  Assets." SFAS 141 prohibits the use of the pooling-of-interest  method for business combinations initiated  after June 30,  2001,  and also  applies to all  business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business  combinations  completed  before July 1, 2001, that were accounted  for by the purchase  method.  SFAS 142 is  effective  for fiscal years  beginning after December 15, 2001, to all goodwill and other  intangible  asets  recognized in an entity's balance sheet at
            that  date,   regardless  of  when  those  assets  were   originally
            recognized.  The Company is currently  evaluating the impact of SFAS
            141 and SFAS 142 on its consolidated financial statements.

12.         BUSINESS SEGMENT INFORMATION

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

                                  Three Month Period Ended        Six Month Period Ended
                                  -------------------------------------------------------
                                  June 30,         June 30,       June 30,      June 30,
                                    2001             2000           2001          2000
                                  ---------------------------    -----------------------

Revenues:
    Stamford/New York            $ 7,544          $ 4,192        $13,765        $ 7,709
    London                           978            1,098          2,575          1,823
    Chicago                          990              244          1,594            382
    Inter-location sales            --
                                                     --             --                5
    Inter-location elimination      --
                                                     --             --               (5)
                                 -------        ---------        -------        -------
 Total Revenues                  $ 9,512          $ 5,534        $17,934        $ 9,914
                                 =======        =========        =======        =======

 Gross Profit:
    Stamford/New York            $ 5,471          $ 2,787        $ 9,919        $ 5,254
    London                           826              982          2,286          1,622
    Chicago                          958              227          1,532            350
                                 -------        ---------       --------       --------
 Gross Profit                    $ 7,255          $ 3,996        $13,737        $ 7,226
                                 =======        =========       ========       ========

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the consolidated  financial  statements  and notes thereto.  Historical  results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

We commenced  operations in January 1991,  initially focusing on capturing trade order information via our Guided-Input7  Touchpad system, and since then we have transitioned  to become a provider  of  infrastructure,  systems,  software  and wireless trading  technologies to the brokerage industry.  We provide electronic trading and straight-through  trade processing solutions to various participants in the  brokerage  industry  such as brokerage  firms,  international  banks and global  exchanges  trading in equities,  futures and options.  Our deployment of products and services via the NYFIX  network has resulted in our  processing  an average NYSE daily volume of 212 million  shares in the first quarter of 2000, a number  which has grown to  approximately  500 million in the second  quarter of
2001, with daily volumes reaching as high as 843 million shares.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001  COMPARED TO THREE AND SIX MONTHS ENDED
JUNE 30, 2000

REVENUES
Subscription revenue increased 90% and 94% to $6,937,000 and $12,725,000 for the three and six months ended June 30, 2001, from $3,649,000 and $6,566,000 for the same  periods  in  2000,  respectively,  principally  due to  increased  desktop placements among existing customers,  and also the addition of new customers and new product  offerings  sold to existing and new  customers.  As a percentage of total revenues,  subscription  revenue increased to 73% and 71% in the three and six  months  ended June 30,  2001 from 66% and 66% in the same  periods in 2000, respectively.

Sales revenue  increased 19% and 47% to $1,457,000  and $3,162,000 for the three and six months ended June 30, 2001,  from $1,223,000 and $2,148,000 for the same periods in 2000, respectively.  The increase in sales revenue is principally due to continued  customer  demand for the Company's  Order Book  Management  System
("OBMS")  derivatives  trading software products,  which was partially offset by decreases in hardware  sales.  As a percentage of total  revenue,  sales revenue decreased to 15% and 22% in the three and six months  ended June 30, 2001,  from
18% and 22% in the same periods in 2000, respectively,  which is consistent with the Company's overall goal to transition to a recurring revenue-based model.

Service contract revenue  increased 69% and 71% to $1,118,000 and $2,047,000 for the three and six months ended June 30, 2001,  from $662,000 and  $1,200,000 for the same  periods  in 2000,  respectively,  principally  due to an  increase  in
subscription   contract  revenue.   Service  contract  revenue  remained  fairly
consistent as a percentage  of total  revenue,  comprising  12% and 11% of total revenue in the three and six months ended June 30, 2001,  as compared to 12% and
12% in the same period in 2000, respectively.

COST OF REVENUES AND GROSS PROFIT
Gross profit as a percentage of total revenues  increased to 76% and 77% for the three and six months ended June 30, 2001,  from 72% and 73% for the same periods in 2000, respectively, as gross profit on a percentage and dollar basis improved for all three revenue  categories for both the three and six month periods.  The increase in gross profit dollars was due primarily to higher revenues, which was offset somewhat by increased communication charges relating to increased desktop connections,  higher labor costs due to increased  service contract revenues and higher  depreciation  expense  for  subscription-based  equipment.  The  Company obtains its materials and supplies from a variety of vendors in the U.S. and Far
East and did not experience  any  significant  price  increases in its component parts purchased during the first half of 2001.  Included in cost of revenues was amortization  expense of product  enhancement costs of $415,000 and $773,000 for the three and six months  ended June 30,  2001,  as  compared  to  $295,000  and
$536,000 for the same periods in 2000,  respectively.  Depreciation  expense for subscription-based  equipment  was  $516,000  and $969,000 for the three and six months  ended June 30,  2001,  as compared to $290,000 and $521,000 for the same periods in 2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 61% and 65% to $3,773,000 and $7,155,000 for the three and six months ended June 30, 2001, from $2,341,000 and  $4,343,000 for the same periods in 2000,  respectively,  but decreased as a percentage of total  revenues to 40% in the current six month period from 44% in the prior  year's six month  period.  The  dollar  increase  reflects  increased salaries,  related  personnel  costs,  recruiting fees, rent expense and various office expenses due to personnel increases to support the Company's growth.

RESEARCH AND DEVELOPMENT
Research and development  expenses decreased 4% and 13% to $108,000 and $186,000 for the three and six months ended June 30, 2001, from $112,000 and $214,000 for the same periods in 2000,  respectively,  primarily as a result of the Company's focus on enhancing its existing  product line to allow  current and  prospective customers to be more  efficient  and  productive  in their  business.  As stated
above, product enhancement costs are reflected in Cost of Revenues.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization  expenses  increased 158% and 143% to $656,000 and
$1,173,000  for the three and six months ended June 30, 2001,  from $254,000 and
$482,000 for the same periods in 2000, respectively,  reflecting principally the
continued   investment   in  the  Company's   infrastructure,   in  addition  to
administrative  support  equipment  and  leasehold  improvements  to support the
Company's growth.

INTEREST EXPENSE
Interest  expense  increased  65% and 67% to $109,000 and $220,000 for the three and six months  ended June 30,  2001,  from  $66,000 and  $132,000  for the same periods in 2000,  respectively,  principally  as a result of interest on capital lease obligations of $54,000 and $111,000 during the current year's periods.

INTEREST INCOME
Interest income  increased 28% and 49% to $64,000 and $112,000 for the three and six months ended June 30, 2001, from $50,000 and $75,000 for the same periods in
2000,  respectively,  principally due to higher average cash balances maintained by the Company during the current  year's  periods  versus the comparable  prior year's periods.

PROVISION FOR INCOME TAXES
The provision for income taxes  increased to $1,065,000  and  $2,034,000 for the three and six months  ended June 30,  2001,  from  $196,000 and $289,000 for the same periods in 2000,  respectively.  Commencing in 2001, the Company is subject to full statutory income tax rates as compared to the prior periods in which the
Company utilized the benefits of available net operating loss carryforwards. The
Company's  effective  tax rate of 40% in the  current  year  exceeds the Federal statutory rate primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, the Company raised $57,284,000 from a secondary public offering of
3,000,000  shares of its common stock,  net of expenses.  The Company intends to use the net proceeds for working capital and other general  corporate  purposes.
The  Company  may also use a portion of the net  proceeds  for  acquisitions  of businesses,  products and  technologies or the  establishment  of joint ventures that are  complementary to our business.  While the Company is exploring certain
opportunities,   there  are  no  definitive   agreements  with  respect  to  any
transactions.  The amount actually used for working capital purposes will depend on a number of factors. Accordingly, the Company will retain broad discretion in the  allocation of the net proceeds of the offering.  At June 30, 2001, the cash and cash  equivalents  balance  increased  to  $41,524,000  from  $4,867,000  at
December  31,  2000  primarily  as a result  of net  proceeds  from  the  public offering,  the  exercise  of  stock  options  and  cash  provided  by  operating activities,  partially  offset by purchases of  marketable  securities,  capital expenditures  and the  acquisition  of other  assets to  support  the  Company's infrastructure and repayments under loan and capital lease obligations.

At June 30, 2001, the Company had invested  $20,000,000 of the secondary  public offering proceeds in current marketable  security  instruments,  having interest rates ranging from 2.50% to 3.75%,  $29,990,000 in a tax-free money fund with an average  yield of 2.40% and  $8,890,000  in a mutual fund with a 30 day yield of
3.51% at June 30, 2001.

At June 30, 2001,  the Company had total debt of  $3,440,000,  which  represents amounts  outstanding under the line of credit and capital lease obligations.  At
June 30, 2001, the Company had no material  commitments for capital expenditures or inventory purchases.

On July 13,  1998,  the Company  entered  into a  three-year  $3 million line of credit  agreement with a financial  institution  with advances on such agreement available to the Company  during the first 18 months.  The credit  agreement was primarily intended to finance equipment expenditures.  Outstanding  indebtedness under the  credit  agreement  bore  interest  at either  LIBOR plus 1.25% or the bank's  prime  rate,  at the  Company's  discretion.  The  Company  drew down an aggregate  of  $1,800,000  under the  agreement  during  1998 and an  additional
$700,000  during 1999. The credit  agreement  prohibited the Company from making principal repayments prior to February 1, 2000. Repayment of principal commenced on July 30, 2000 with twelve monthly  installments of $83,333 with the remaining balance  due on July 30,  2001.  The  Company  repaid the  remaining  balance of
$1,500,000 in full on July 17, 2001.

The Company believes it has sufficient liquidity,  including cash generated from operations and issuances of common stock, to support its cash needs for at least the next twelve months.

WORKING CAPITAL
At June 30, 2001 and  December  31,  2000,  the  Company had working  capital of
$66,987,000  and  $9,159,000,   respectively.   The  Company's  present  capital
resources  include  proceeds  from  issuances of common stock and from  internal operations.

CASH PROVIDED BY OPERATING ACTIVITIES
During the six months ended June 30, 2001,  net cash provided by operations  was
$5,012,000  as compared to net cash  provided by  operations  for the six months ended June 30,  2000 of  $1,965,000.  The  increase  is  primarily  due to a 67%
increase in net earnings to  $3,066,000  for the six months ended June 30, 2001, from  $1,841,000  for the six months  ended June 30,  2000.  The increase in the current  year's six month period is also due  principally  to  depreciation  and amortization of $2,915,000, an increase in accrued expenses of $2,819,000 and an increase in deferred  revenue of  $1,679,000,  offset by an increase in accounts receivable of  $5,647,000.  The increase in the prior year's six month period is also due  principally  to  depreciation  and  amortization  of $1,539,000 and an increase in deferred  revenue of  $1,749,000,  offset by an increase in accounts receivable of $3,561,000. The increases in depreciation and amortization reflect the Company's  continued  investment in its  infrastructure and in improving its products.  The increase in accrued expenses  reflects  increased tax liabilities due to increased sales and profitability.  The increases in deferred revenue and accounts receivable also reflect the Company's sales growth.

CASH USED IN INVESTING ACTIVITIES
During the six months  ended June 30, 2001 and 2000,  net cash used in investing activities was  $25,513,000 and  $2,413,000,  respectively.  The increase in the current year's six month period is primarily due to the $20,000,000  invested in current marketable  securities,  purchases of equipment related primarily to the
Company's  data center and  subscription  equipment of  $4,073,000  and payments related to product  enhancement  costs for the  Company's  product  portfolio of
$1,565,000.  The increase in the prior year's six month period is primarily  due to purchases of equipment  related  primarily to the  Company's  data center and subscription equipment of $1,687,000 and payments related to product enhancement costs for the Company's product portfolio of $914,000.

CASH PROVIDED BY FINANCING ACTIVITIES
During the six months  ended  June 30,  2001,  net cash  provided  by  financing activities was $57,158,000,  compared to net proceeds from financing  activities of $2,362,000 for the six months ended June 30, 2000.  During the current year's six month period net proceeds of $57,284,000  from the secondary public offering and  $781,000  from the  exercise  of stock  options  were  partially  offset by repayments under the revolving line of credit of $500,000 and principal payments under capital lease  obligations  of $407,000.  During the six months ended June
30, 2000,  proceeds  from the exercise of warrants and stock  options  generated cash of $2,362,000.

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

In  March  2000,  the  FASB  issued  FASB  Interpretation  No.  44  ("FIN  44"),
"Accounting for Certain  Transactions  Involving Stock Compensation." FIN 44, an
interpretation of Accounting Principles Bulletin 25 ("APB 25"),  "Accounting for
Stock Issued to Employees,"  provides  guidance on the application of APB 25 for stock compensation  involving employees.  The adoption of FIN 44 did not have an effect on the financial  position,  results of operations,  or cash flows of the
Company.

In June 2001, the FASB issued two new pronouncements: SFAS No. 141 ("SFAS 141"),
"Business  Combinations,"  and SFAS No. 142 ("SFAS  142"),  "Goodwill  and Other
Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business  combinations  accounted for by the purchase  method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other  intangible  asets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  The Company is currently evaluating the impact of SFAS 141 and SFAS
142 on its consolidated financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  The  Company  is  exposed  to  market  risk principally  through  changes in interest  rates and foreign  currency  exchange rates.  Interest  rate  exposure  is  principally  limited to the $20 million of current  marketable  securities and $30 million of tax-free money funds invested at June 30, 2001.  Risk is spread on the  marketable  securities due to the fact that  payment  on them is fully  insured  and no more  than 5% of the  Company's portfolio can be in any one security issue. The fair value of the Company's cash and investment  portfolio at June 30, 2001,  approximated  carrying value due to its short-term  duration.  The potential decrease in fair value resulting from a hypothetical  10%  decrease  in  interest  rates for the  marketable  securities contained in the investment  portfolio and the tax-free money funds would not be material to earnings,  cash flows or fair value. The financial statements of the
Company's  London sales office are remeasured  into U.S.  dollars using the U.S.
dollar as the  functional  currency.  The market risk  associated  with  foreign
currency   exchange   rates  is  not  material  in  relation  to  the  Company's consolidated  financial  position,  results of  operations  or cash  flows.  The
Company does not use derivative financial instruments for any purpose.

PART II.   OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

During  March and April 2001,  the Company  issued  94,000  shares of its common stock to each of Bank of America,  First Union  Securities,  J.P. Morgan and Co.
and J.P.  Morgan  H&Q  (formerly  Chase  H&Q) in  connection  with their investments  in NYFIX  Millennium,  L.L.C.  The  consideration  received  by the
Company for such  issuances  was an option to buy from each of them 30% of their respective  membership  interests in NYFIX Millennium.  If the Company exercises such option,  it will issue an aggregate of an  additional  60,000 shares of its common stock for the membership interests.

In connection with the issuance of its shares to the four investors, the Company relied on the  exemption  from  registration  provided  by  Section  4(2) of the
Securities Act of 1933.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)         The 2000 annual meeting of shareholders was held on June 4, 2001.

(b)         Not applicable

(c)         Matters voted on at the meeting and the number of votes cast:

                  Proposal 1 - Election of Directors for a term of one year.

                          Name                     Shares For                   Withheld Vote
                          ----                     ----------                   -------------

                  Peter K. Hansen                  21,062,909                    1,591,951
                  George O. Deehan                 22,578,954                       75,906
                  William J. Lynch                 22,587,879                       66,981
                  Carl E. Warden                   22,583,944                       70,916

                  Proposal 2 - To adopt the Company's 2001 Stock Option Plan.

                  For                               9,990,445
                  Against                           3,162,002
                  Abstain                              28,446
                  Broker Non-Votes                  9,473,967

                  Proposal  3 - To ratify  the  appointment  of  Deloitte  &
Touche LLP as auditors of the Company for the year ending December 31, 2001.

                  For                              22,589,447
                  Against                              40,279
                  Abstain                              25,134

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS

                  10.1  2001 Stock Option Plan, filed herewith.

           (b)    REPORTS ON FORM 8-K

                  None

Omitted  from  this Part II are items  which  are  inapplicable  or to which the answer is negative for the period presented.

--------------------------------------------------------------------------------

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

Dated: August 9, 2001

