Form 10-Q
period 2001-09-30
NYFIX INC
filed 2001-11-09
CIK 99047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   (Mark one)

    |X|     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2001

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

                           --------------------------

            Indicate  by check mark  whether  the  registrant  (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

27,478,466  shares of Common Stock were issued and outstanding as of October 31,
2001.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended September 30, 2001

CONTENTS                                                                    PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of September 30, 2001
               (unaudited) and December 31, 2000                             3

               Consolidated Statements of Income (unaudited) for the
               three and nine month periods ended September 30, 2001
               and 2000                                                      4

               Condensed Consolidated Statements of Cash Flows
               (unaudited) for the nine month periods ended
               September 30, 2001 and 2000                                   5

               Notes to Consolidated Financial Statements (unaudited)        6

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    12

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk   18

PART II. OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K                             18

SIGNATURE                                                                   19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           NYFIX, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,     December 31,
                                                                                        2001             2000
                                                                                    -------------     ------------
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $  11,662,524    $   4,866,629
    Short-term investments in marketable securities                                   35,550,000             --
    Accounts receivable - less allowance of $521,000 and $421,000                     10,403,954       12,058,370
    Inventory, net                                                                     1,833,294        1,742,823
    Prepaid expenses and other current assets                                          1,455,035          646,814
    Due from NYFIX Millennium                                                          3,099,669        1,985,081
    Receivable from officers                                                             221,690          200,441
    Deferred income taxes                                                              1,859,000        1,859,000
                                                                                   -------------    -------------
                      Total Current Assets                                            66,085,166       23,359,158

PROPERTY AND EQUIPMENT, net                                                           14,000,508       11,472,473
INVESTMENT IN NYFIX MILLENNIUM                                                        27,500,000       19,500,000
OTHER ASSETS                                                                           4,393,980        3,226,719
                                                                                   -------------    -------------
                      TOTAL ASSETS                                                 $ 111,979,654    $  57,558,350
                                                                                   =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $   1,545,691    $   2,915,167
    Accrued expenses                                                                   8,556,430        2,444,825
    Current portion of capital lease obligations                                         926,898          692,525
    Current portion of long-term debt                                                       --          2,000,000
    Advance billings                                                                     558,752        6,147,705
                                                                                   -------------    -------------
                      Total Current Liabilities                                       11,587,771       14,200,222

LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                           796,356        1,130,394
                                                                                   -------------    -------------
                      Total Liabilities                                               12,384,127       15,330,616
                                                                                   -------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock - par value $1.00; 5,000,000 shares authorized; none issued
    Common stock - par value $.001; 60,000,000 shares authorized, 28,732,516 and
          25,109,550 shares issued                                                        28,733           25,110
    Additional paid-in capital                                                       109,343,804       42,558,040
    Retained earnings                                                                  6,129,962          306,482
    Due from officers                                                                   (691,040)        (661,898)
    Common stock in treasury, at cost (1,000,000 shares)                             (15,215,932)            --
                                                                                   -------------    -------------
                      Total Shareholders' Equity                                      99,595,527       42,227,734
                                                                                   -------------    -------------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 111,979,654    $  57,558,350
                                                                                   =============    =============

The accompanying notes to the consolidated  financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three Month Period Ended        Nine Month Period Ended
                                                        ------------------------        -----------------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                         2001            2000            2001            2000
                                                     -------------   -------------   -------------   -------------
REVENUES:

Sales                                                $  2,484,563    $  1,376,245    $  5,646,213    $  3,524,332

Subscription revenues                                   7,732,274       4,270,851      20,456,855      10,837,021

Service contracts                                       1,186,803         863,729       3,234,082       2,063,808
                                                     ------------    ------------    ------------    ------------
      Total Revenues                                   11,403,640       6,510,825      29,337,150      16,425,161
                                                     ------------    ------------    ------------    ------------
COST OF REVENUES:

Cost of sales                                             277,896         143,970         653,576         534,893

Cost of subscription revenues                           1,769,346       1,422,029       5,083,726       3,424,225

Cost of service contracts                                 397,484         183,946         903,795         478,784
                                                     ------------    ------------    ------------    ------------
      Total Cost of Revenues                            2,444,726       1,749,945       6,641,097       4,437,902
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                            8,958,914       4,760,880      22,696,053      11,987,259
                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:

Selling, general and administrative                     3,822,421       2,516,486      10,977,166       6,859,956

Research and development                                  124,476         131,615         310,882         345,619

Depreciation and amortization                             687,091         272,975       1,859,718         755,335
                                                     ------------    ------------    ------------    ------------
      Total Operating Expenses                          4,633,988       2,921,076      13,147,766       7,960,910
                                                     ------------    ------------    ------------    ------------
EARNINGS FROM OPERATIONS                                4,324,926       1,839,804       9,548,287       4,026,349

Interest expense                                          (71,212)        (64,872)       (291,177)       (196,842)

Interest income                                           359,539          35,145         470,739         110,487

Other (expense) income                                       --               705         (14,456)            847
                                                     ------------    ------------    ------------    ------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES              4,613,253       1,810,782       9,713,393       3,940,841

PROVISION FOR INCOME TAXES                              1,855,310         145,404       3,889,913         434,644
                                                     ------------    ------------    ------------    ------------
NET EARNINGS                                         $  2,757,943    $  1,665,378    $  5,823,480    $  3,506,197
                                                     ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE                      $       0.10    $       0.07    $       0.22    $       0.14
                                                     ============    ============    ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       27,732,516      24,823,736      26,529,204      24,458,917
                                                     ============    ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE                    $       0.10    $       0.06    $       0.21    $       0.13
                                                     ============    ============    ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     28,955,730      26,995,836      27,849,436      26,480,142
                                                     ============    ============    ============    ============

The accompanying notes to the consolidated  financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Nine Month Period Ended
                                                                    -----------------------

                                                                 September 30,    September 30,
                                                                      2001            2000
                                                                 -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        $  8,248,468    $  4,994,086
                                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                            (64,550,000)           --
    Proceeds from sales of marketable securities                   29,000,000            --
    Capital expenditures                                           (5,444,023)     (3,757,868)
    Proceeds from sale of equipment                                    63,467            --
    (Advances to) due from NYFIX Millennium                        (1,114,588)         89,498
    Payments for product enhancement costs and other assets        (2,417,402)     (1,399,954)
                                                                 -------------    -------------
                      Net cash used in investing activities       (44,462,546)     (5,068,324)
                                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations               (623,615)           --
    Repayment of borrowings                                        (2,000,000)       (250,000)
    Purchases of treasury stock                                   (13,082,587)           --
    Issuance of common stock                                       58,716,175       3,416,677
                                                                 -------------    -------------
                     Net cash provided by financing activities     43,009,973       3,166,677
                                                                 -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS                               6,795,895       3,092,439

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      4,866,629       1,565,649
                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 11,662,524    $  4,658,088
                                                                 =============    =============
SUPPLEMENTAL INFORMATION:
    Cash paid during the period for interest                     $    248,929    $    141,335
    Cash paid during the period for income taxes                      900,697         166,584
    Capital lease obligations incurred                                523,950            --
    Common stock issued for investment in NYFIX Millennium          8,000,000            --

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

2.          BASIS OF PRESENTATION

            The  accompanying   unaudited   condensed   consolidated   financial
            statements   have  been  prepared  in  accordance   with  accounting
            principles  generally  accepted in the United  States of America for interim  financial  information  and with the  instructions  to Form
            10-Q. In the opinion of management, all adjustments,  which comprise normal  and  recurring  accruals  considered  necessary  for a  fair presentation,  have been  included.  The  preparation  of  financial
            statements  in  conformity  with  accounting   principles  generally
            accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses  during the reporting  period.  Actual results could differ from those  estimates.  Operating  results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31,
            2001. For further information,  refer to the consolidated  financial statements and footnotes  thereto  included in the Company's  annual report on Form 10-K for the year ended December 31, 2000.

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
            Management   determines  the  appropriate   classification   of  its
            investments  in  debt   securities  at  the  time  of  purchase  and
            reevaluates  such  determinations  at each balance  sheet date.  The
            Company's  marketable  securities are defined as  available-for-sale securities  under the  provisions of SFAS No. 115,  "Accounting  for
            Certain    Investments    in   Debt    and    Equity    Securities."
            Available-for-sale  securities  are carried at fair value.  Sales of securities are recorded by the specific identification method. These instruments are not subject to gains or losses.

4.          INVENTORY

            Inventory consists of the following:

                                                             September 30,   December 31,
                                                                 2001           2000
                                                             -------------   ------------
                                                              (unaudited)

            Parts                                            $ 1,329,307    $ 1,174,727
            Work in process                                      170,781         39,629
            Finished goods                                       425,206        620,467
            Less: Allowance for obsolescence                     (92,000)       (92,000)
                                                             -----------    ------------
                                  Total                      $ 1,833,294    $ 1,742,823
                                                             ===========    ============

5.          PROPERTY AND EQUIPMENT, NET

            Property and equipment consists of the following:

                                                             September 30,   December 31,
                                                                 2001           2000
                                                             -------------   ------------
                                                              (unaudited)

            Computer software                               $    671,639    $    458,939
            Leasehold improvements                             1,212,220         558,356
            Furniture and equipment                            2,952,340       2,428,962
            Subscription and service bureau equipment         15,058,076      11,161,438
            Service bureau equipment under capital leases      2,546,842       2,022,892
                                                            ------------    ------------
                                                              22,441,117      16,630,587
            Less: Accumulated depreciation                    (8,440,609)     (5,158,114)
                                                            ------------    ------------
                                  Total                     $ 14,000,508    $ 11,472,473
                                                            ============    ============

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
            option to purchase up to an additional 30% of NYFIX  Millennium (the
            "Millennium Option"). The Company may exercise the Millennium Option through the exchange of one share of the Company's  common stock for each NYFIX  Millennium unit to be purchased,  subject to adjustments in the event of any split,  combination,  reclassification  or other adjustments to the capital structure of the Company.

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

            On  October  1,  2001,  the  Company  announced  that  its  Board of
            Directors  had  approved the  exercise of the  Millennium  Option to increase its ownership  percentage of NYFIX  Millennium  from 50% to
            80% in exchange  for  approximately  300,000  shares of NYFIX common stock.

            The Company's total investment in NYFIX Millennium of $27,500,000 at
            September 30, 2001,  consists of  $25,500,000  (1,968,750  shares in
            1999 of Company stock x $8.89 and 376,000  shares in 2001 of Company stock x  $21.28)  and a capital  cash  contribution  of  $2,000,000.
            Pursuant to the Operating Agreement, the first $14,000,000 in losses will be  allocated  to the  Consortium  investors,  which equals the extent of their capital  investment in NYFIX  Millennium.  Losses in excess  of  $14,000,000,  if  any,  will  be  allocated  to the  new investors up to an additional $8,000,000, which equals the extent of their capital  investment in NYFIX  Millennium.  No portion of these losses will be borne by the  Company.  The  Company has  temporarily funded certain operating costs and capital expenditures on behalf of
            NYFIX Millennium.  Such costs,  aggregating  $3,099,669 at September
            30,  2001,  are  reflected  as  Due  from  NYFIX  Millennium  on the
            Company's consolidated balance sheets.

7.          OTHER ASSETS

            Other assets consists of the following:

                                                  September 30,  December 31,
                                                      2001           2000
                                                  -------------  ------------
                                                  (unaudited)

            Product enhancement costs             $ 7,986,805    $ 5,643,448
            Less: Accumulated amortization         (4,512,627)    (3,265,466)
                                                  -----------    -----------
            Net product enhancement costs           3,474,178      2,377,982
            Other deferred assets, net                235,714        241,558
            Rent deposits                             447,088        370,179
            Deferred income taxes                     237,000        237,000
                                                  -----------    -----------
                                  Total           $ 4,393,980    $ 3,226,719
                                                  ===========    ===========

8.          ACCRUED EXPENSES

            Accrued expenses consists of the following:

                                             September 30,        December 31,
                                                 2001                 2000
                                             -------------        ------------
                                             (unaudited)

            Income taxes payable             $2,816,757          $     --
            Taxes, other than income taxes    1,778,786           1,621,810
            Payable to securities brokers     2,133,345                --
            Other                             1,827,542             823,015
                                             ----------          ----------
                                  Total      $8,556,430          $2,444,825
                                             ==========          ==========

            Payable to securities  brokers  represents  the  difference  between treasury stock  purchased  during the third quarter of $15.2 million and  amount  actually  paid  through  September  30,  2001 of  $13.1 million.

9.          CAPITAL STOCK

            On June 22, 2001, the Company  completed a follow-on public offering as authorized by its Board of Directors, issuing 3,000,000 shares of its  Common  Stock at a price of $21.00 per  share,  generating  net
            proceeds  of  approximately  $57.3  million,   after  deducting  the
            underwriting discounts and commissions and offering expenses paid by the  Company.  The Company is  currently  using the net proceeds for working capital, to purchase shares of its Common Stock as described below and for other general corporate purposes. The Company may also use a portion of the net proceeds for  acquisitions  of  businesses, products and  technologies  or the  establishment  of joint ventures that  are  complementary  to our  business.  While  the  Company  is exploring certain opportunities,  there are no definitive agreements with respect to any  transactions.  The amount  ultimately  used for working  capital  purposes  will  depend  on a  number  of  factors.
            Accordingly,  the Company retains broad discretion in the allocation of the net proceeds of the  offering.  Pending  these uses,  the net
            proceeds   were  invested  in   interest-bearing,   investment-grade
            securities in accordance with the Company's investment policy.

10.         TREASURY STOCK

            On  August  23,  2001,  the  Company  announced  that  its  Board of
            Directors had authorized the repurchase of up to 1,000,000 shares of its  outstanding  Common  Stock.  Through  September  30, 2001,  the
            Company had repurchased the full 1,000,000 shares in the open market at prevailing market prices at an aggregate cost of $15.2 million.

            On  October  2,  2001,  the  Company  announced  that  its  Board of
            Directors  had  authorized  the  repurchase  of up to an  additional
            500,000 shares of its  outstanding  Common Stock.  Purchases will be made  from  time to time in the open  market  at  prevailing  market prices and may also be made in  privately  negotiated  transactions.
            Through  October 31, 2001, the Company had repurchased an additional
            301,300 shares in the open market at prevailing  market prices at an aggregate cost of $3.9 million.

11.         2001 STOCK OPTION PLAN

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

12.         INCOME TAXES

            Commencing in 2001, the Company is subject to full statutory  income tax  rates as  compared  to the prior  period  in which the  Company utilized the benefits of available net operating loss carryforwards.
            In the prior  year's  three and nine month  periods,  the  Company's income tax  provision  consisted  of  estimated  state,  local,  and foreign income taxes.

13.         EARNINGS PER SHARE INFORMATION

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

                                            Three Month                  Nine Month
                                            Period Ended                Period Ended
                                    ---------------------------  ---------------------------
                                    September 30, September 30,  September 30, September 30,
                                        2001           2000          2001         2000
                                    --------------------------   ---------------------------

Net Earnings                        $ 2,757,943   $ 1,665,378   $ 5,823,480   $ 3,506,197
                                    =========================   =========================

Basic Weighted Average Shares
  Outstanding                        27,732,516    24,823,736    26,529,204    24,458,917
                                   =========================    =========================

Basic Earnings per Common Share     $      0.10   $      0.07   $      0.22   $      0.14
                                    =========================   =========================

Basic Weighted Average Shares
  Outstanding                        27,732,516    24,823,736    26,529,204    24,458,917
     Dilutive Options                 1,223,214     2,138,299     1,320,232     1,987,978
     Dilutive Warrants                     --          33,801          --          33,247
                                    -------------------------   -------------------------
Diluted Weighted Average Shares
  Outstanding                        28,955,730    26,995,836    27,849,436    26,480,142
                                    =========================  ==========================

Diluted Earnings per Common Share   $      0.10   $      0.06   $      0.21   $      0.13
                                    =========================  ==========================

14.         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 2001, the FASB issued two new  pronouncements:  SFAS No. 141
            ("SFAS  141"),  "Business  Combinations,"  and SFAS No.  142  ("SFAS
            142"),  "Goodwill and Other  Intangible  Assets." SFAS 141 prohibits the use of the pooling-of-interest  method for business combinations initiated  after June 30,  2001,  and also  applies to all  business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business  combinations  completed  before July 1, 2001, that were accounted  for by the purchase  method.  SFAS 142 is  effective  for fiscal years  beginning after December 15, 2001, to all goodwill and other  intangible assets  recognized in an entity's balance sheet at
            that  date,   regardless  of  when  those  assets  were   originally
            recognized.  The  Company  presently  does  not  have  any  goodwill recorded on its consolidated  financial  statements.  The Company is currently  evaluating  the  impact  of SFAS  141 and SFAS 142 on its consolidated financial statements.

            In  October  2001,  the FASB  issued  SFAS  No.  144  ("SFAS  144"),
            "Accounting   for  the  Impairment  of  Long-Lived   Assets,"  which
            supercedes SFAS No. 121 ("SFAS 121"), "Accounting for the Impairment
            of Long-Lived  Assets and for Long-Lived  Assets to be Disposed of,"
            and  the  accounting  and  reporting   provisions  of  APB  No.  30,
            "Reporting  the  Results of  Operation  -  Reporting  the Effects of
            Disposal of a Segment of a Business, and Extraordinary,  Unusual and
            Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.  SFAS 144 retains many of the provisions of
            SFAS 121, but addresses  certain  implementation  issues  associated with  that  Statement.  SFAS  144  is  effective  for  fiscal  years beginning  after  December 15, 2001.  Management  believes  that the adoption  of SFAS  144 will not  have a  significant  impact  on the financial  position,  results  of  operations,  or cash flows of the
            Company.

15.         BUSINESS SEGMENT INFORMATION

            The  Company  operates in a single  industry  segment as a financial technology company focusing on electronic trading infrastructure and technologies. The Company provides desktop solutions, stationary and wireless exchange floor systems,  electronic  automation systems and straight through  processing to the professional  trading segment of the  brokerage  community.  The  Company  has  offices in  Stamford,
            Connecticut,  New York,  Chicago  and  London.  Each  office has the opportunity  to  sell or  enter  into  subscriptions  for any of the
            Company's products and services.  However,  the operating results of the Company's  products and services are not  individually  reported nor  are  they  managed  or  evaluated  individually  by  the  Chief
            Executive  Officer,  who is the Company's  chief decision  maker. As such,  the Company  does not segment  its  business by products  and services.

            Summarized  financial  information  by  geographic  location  is  as follows (in 000's):

                                         Three Month Period Ended          Nine Month Period Ended
                                      ------------------------------------------------------------------
                                      September 30,    September 30,     September 30,     September 30,
                                          2001             2000              2001              2000
                                      ------------------------------     -------------------------------

      Revenues:
         Stamford/New York            $  9,253         $  4,931          $ 23,018         $ 12,640
         London                          1,578              393             4,152            2,216
         Chicago                           573            1,187             2,167            1,569
         Inter-location sales              --               --               --                  5
         Inter-location elimination        --               --               --                 (5)
                                      -------------------------          -------------------------
      Total Revenues                  $ 11,404         $  6,511          $ 29,337         $ 16,425
                                      =========================          =========================

      Gross Profit:
         Stamford/New York            $  7,148         $  3,314          $ 17,067         $  8,568
         London                          1,272              282             3,558            1,904
         Chicago                           539            1,165             2,071            1,515
                                      -------------------------          -------------------------
      Gross Profit                    $  8,959         $  4,761          $ 22,696         $ 11,987
                                      =========================          =========================

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

The following  discussion and analysis  should be read in  conjunction  with the consolidated  financial  statements  and notes thereto.  Historical  results and percentage relationships are not necessarily indicative of the operating results for any future period.

OVERVIEW

We commenced  operations in January 1991,  initially focusing on capturing trade order  information via our  Guided-Input(R)  Touchpad system,  and since then we have transitioned to become a provider of infrastructure,  systems, software and wireless trading  technologies to the brokerage industry.  We provide electronic trading and straight-through  trade processing solutions to various participants in the  brokerage  industry  such as brokerage  firms,  international  banks and global exchanges trading in equities, futures and options.

By 1996, the financial  services industry had adopted the Financial  Information
Exchange Protocol,  commonly referred to as the FIX protocol, which provides the brokerage  industry  with a common  underlying  language  to  enable  electronic
trading   and   communications.   In  late  1997,   we  built  a   communication
infrastructure  known as the NYFIX network  utilizing  the FIX  protocol,  which provides each  customer with  dedicated  circuits  into the NYFIX  network,  and provides global electronic  connectivity for trade order routing. Our deployment of products and services via the NYFIX network has resulted in our processing an average NYSE daily volume of 212 million  shares in the first quarter of 2000, a number which has grown to approximately 500 million through the third quarter of
2001, with daily volumes  reaching as high as 1.3 billion  shares.  We currently offer our  services,  consisting of  integrated  hardware and software  systems, together with linkage through our data center. Our customers typically subscribe to our services by paying a monthly fee per  terminal for use of our  integrated infrastructure  and  software  systems.  Beginning  in  late  1997,  we  focused primarily  on selling our products  and  services on a  subscription  basis with ongoing monthly  subscription  fees rather than a software and capital equipment sales model with one-time, upfront fees.

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

On  October  27,  1999,  we  announced  the  formation  of NYFIX  Millennium,  a consortium of us and seven  international  investment banks and brokerage firms, consisting of Deutsche  Bank,  ING Barings,  Lehman  Brothers,  Morgan  Stanley,
Sanford C. Bernstein & Co., SG Cowen Securities Corp. and UBS Warburg.  Each
partner,  including us, invested $2.0 million in NYFIX  Millennium.  Each of our partners received 25,000 units of NYFIX Millennium,  collectively  owning 50% of
NYFIX  Millennium,  and we own the remaining  50%. In addition,  we purchased an option to buy from our partners an additional 30% ownership in NYFIX Millennium, for which we paid each of our partners 281,250 shares of our common stock. If we exercise this option, we will issue an aggregate of an additional 236,250 shares of our common stock to our partners for units of NYFIX  Millennium owned by such partners.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2000

REVENUES
Subscription revenue increased 81% and 89% to $7,732,000 and $20,457,000 for the three and nine months ended  September 30, 2001, from $4,271,000 and $10,837,000 for the same periods in 2000, respectively,  principally due to increased demand among existing customers, and also the addition of new customers and new product offerings sold to existing and new customers. As a percentage of total revenues, subscription revenue increased to 68% and 70% in the three and nine months ended
September 30, 2001 from 66% in both comparitive periods in 2000, respectively.

Sales revenue  increased 81% and 60% to $2,485,000  and $5,646,000 for the three and nine months ended September 30, 2001, from $1,376,000 and $3,524,000 for the same periods in 2000, respectively. The increase in sales revenue is principally due to continued  customer demand for the Company's Order Book Management System
("OBMS")  derivatives  trading  software  products  in the three and nine  month periods and the sale of equity technology fees in the three month period,  which was partially offset by decreases in hardware sales for the three and nine month periods. As a percentage of total revenue, sales revenue increased to 22% in the three  months  ended  September  30,  2001  from 21% in the three  months  ended
September 30, 2000, and decreased to 19% in the nine months ended  September 30,
2001 from 21% in the nine months ended September 30, 2000.

Service contract revenue  increased 37% and 57% to $1,187,000 and $3,234,000 for the three and nine months ended September 30, 2001, from $864,000 and $2,064,000 for the same periods in 2000,  respectively,  principally  due to an increase in subscription contract revenue. Service contract revenue declined as a percentage of total revenue,  comprising 10% and 11% of total revenue in the three and nine months ended September 30, 2001, as compared to 13% in both comparitive  periods in 2000, respectively.

COST OF REVENUES AND GROSS PROFIT
Gross profit as a percentage of total revenues  increased to 79% and 77% for the three and nine months ended  September 30, 2001,  from 73% for both  comparitive periods in 2000,  respectively,  as gross profit on a percentage  basis improved for subscription  equipment in the three and nine month periods and for sales in the nine month  period.  On a dollar basis gross  profit  improved for all three revenue  categories for both the three and nine month  periods.  The increase in gross  profit  dollars was due  primarily to higher  revenues,  which was offset somewhat in the nine month period by increased communication charges relating to increased  desktop  connections and higher labor costs due to increased  service contract  revenues.  Depreciation  expense was higher in both the three and nine month periods for  subscription-based  equipment  due to additional  units being placed into  service.  The Company  obtains its  materials  and supplies  from a variety  of  vendors  in the  U.S.  and Far  East  and did  not  experience  any significant  price increases in its component  parts purchased  during the first nine months of 2001.  Included in cost of revenues was  amortization  expense of product  enhancement  costs of $474,000  and  $1,247,000  for the three and nine months ended  September  30, 2001,  as compared to $309,000 and $845,000 for the same periods in 2000, respectively.  Depreciation expense for subscription-based equipment  was  $551,000  and  $1,520,000  for the three and nine  months  ended
September 30, 2001, as compared to $331,000 and $852,000 for the same periods in
2000, respectively.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses increased 52% and 60% to $3,822,000 and  $10,977,000  for the three and nine months ended  September 30, 2001,  from
$2,516,000  and  $6,860,000  for the same  periods  in 2000,  respectively,  but decreased  as a  percentage  of total  revenues to 37% in the current nine month period  from 42% in the prior  year's  nine month  period.  The dollar  increase reflects  increased  salaries and commissions,  related  personnel  costs,  rent expense and various  office  expenses due to personnel  increases to support the
Company's growth.

RESEARCH AND DEVELOPMENT
Research and development  expenses decreased 5% and 10% to $124,000 and $311,000 for the three and nine months  ended  September  30,  2001,  from  $132,000  and
$346,000  for the same periods in 2000,  respectively,  primarily as a result of the Company's focus on enhancing its existing  product line to allow current and prospective  customers to be more efficient and productive in their business. As stated above,  amortization of product enhancement costs is reflected in cost of revenues.

DEPRECIATION AND AMORTIZATION
Depreciation and amortization  expenses  increased 152% and 146% to $687,000 and
$1,860,000 for the three and nine months ended September 30, 2001, from $273,000 and $755,000 for the same periods in 2000, respectively,  reflecting principally the  continued  investment  in the  Company's  infrastructure,  in  addition  to administrative  support  equipment  and  leasehold  improvements  to support the
Company's growth.

INTEREST EXPENSE
Interest expense increased 10% and 48% to $71,000 and $291,000 for the three and nine months ended  September  30,  2001,  from $65,000 and $197,000 for the same periods in 2000,  respectively,  principally  as a result of interest on capital lease  obligations of $48,000 and $159,000  during the current  year's  periods, partially  offset by the payoff of the  Company's  line of credit  during  July,
2001.

INTEREST INCOME
Interest  income  increased 923% and 326% to $359,000 and $471,000 for the three and nine months ended September 30, 2001, from $35,000 and $111,000 for the same periods  in  2000,  respectively,  principally  due to  interest  earned  on the
Company's  investments in marketable  securities during the current year's three month period.

PROVISION FOR INCOME TAXES
The provision for income taxes  increased to $1,855,000  and  $3,890,000 for the three and nine months ended  September 30, 2001,  from $145,000 and $435,000 for the same  periods in 2000,  respectively.  Commencing  in 2001,  the  Company is subject to full  statutory  income tax rates as compared to the prior periods in which the  Company  utilized  the  benefits  of  available  net  operating  loss carryforwards.  The  Company's  effective  tax rate of 40% in the  current  year exceeds the Federal statutory rate primarily due to state income taxes.

EVENTS OF SEPTEMBER 11TH
The  events  of  September  11,  2001,  did not have a  material  affect  on the
Company's financial position,  results of operations,  or cash flows. Management believes  that these events have not impacted our overall  growth  outlook.  The
Company   credits  the  ongoing   investment   in   state-of-the-art   redundant
data-centers  and  network  infrastructure  for our  ability  to  maintain  100%
effective  operations  across all products and services  throughout the month of
September.  While the Company  worked around the clock to assist many clients in recovery testing, and in some cases establishing temporary emergency operations, the Company opted not to charge any customers  one-time fees in connection  with these  efforts.  The  Company  also  did not  incur  any  material  expenses  in connection with the events of September 11, 2001.

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, the Company raised $57,284,000 from a follow-on public offering of
3,000,000 shares of its common stock, net of expenses.  The Company is using the net proceeds for working capital, to purchase shares of its common stock and for other general corporate purposes.  The Company may also use a portion of the net proceeds  for  acquisitions  of  businesses,  products and  technologies  or the establishment of joint ventures that are  complementary  to our business.  While the  Company  is  exploring  certain  opportunities,  there  are  no  definitive agreements  with  respect  to any  transactions.  The amount  actually  used for working capital  purposes will depend on a number of factors.  Accordingly,  the
Company  retains broad  discretion in the  allocation of the net proceeds of the offering. At September 30, 2001, the cash and cash equivalents balance increased to $11,663,000 from $4,867,000 at December 31, 2000 primarily as a result of net proceeds  from the public  offering,  the  exercise  of stock  options  and cash provided by operating  activities,  partially  offset by purchases of marketable securities and treasury stock,  capital  expenditures,  the acquisition of other assets to support the Company's  infrastructure  and  repayments  under loan and capital lease obligations.

At  September  30,  2001,  the  Company  had  invested  $35,550,000  in  current marketable  security  instruments,  having  interest rates ranging from 2.10% to
4.13%,  $692,000  in a tax-free  money  fund with an average  yield of 1.67% and
$8,755,000 in mutual funds with a 30 day yield of 2.81% .

At  September  30,  2001,  the  Company  had  total  debt of  $1,723,000,  which represents amounts outstanding under capital lease obligations. At September 30,
2001,  the Company  had no material  commitments  for  capital  expenditures  or inventory purchases.

On July 13,  1998,  the Company  entered  into a  three-year  $3 million line of credit agreement with a financial  institution.  Outstanding  indebtedness under the credit  agreement  bore  interest  at either  LIBOR plus 1.25% or the bank's prime rate, at the Company's  discretion.  The Company drew down an aggregate of
$1,800,000  under the agreement  during 1998 and an additional  $700,000  during
1999.  Repayment  of principal  commenced  on July 30, 2000 with twelve  monthly installments  of $83,333 with the  remaining  balance due on July 30, 2001.  The
Company repaid the remaining balance of $1,500,000 in full on July 17, 2001.

The Company believes it has sufficient liquidity,  including cash generated from operations and issuances of common stock, to support its cash needs for at least the next twelve months.

WORKING CAPITAL
At September 30, 2001 and December 31, 2000, the Company had working  capital of
$54,497,000  and  $9,159,000,   respectively.   The  Company's  present  capital
resources  include  proceeds  from  issuances of common stock and from  internal operations.

CASH PROVIDED BY OPERATING ACTIVITIES
During the nine months ended September 30, 2001, net cash provided by operations was  $8,248,000  as compared to net cash  provided  by  operations  for the nine months ended September 30, 2000 of $4,994,000.  The increase is primarily due to a 66% increase in net earnings to $5,823,000 for the nine months ended September
30, 2001,  from  $3,506,000  for the nine months ended  September 30, 2000.  The increase  in the current  year's nine month  period is also due to a decrease in accounts  receivable  of  $1,557,000  and an  increase  in accrued  expenses  of
$3,978,000,  offset by a  decrease  in advance  billings  of  $5,589,000  and an increase in accounts  payable of  $1,369,000.  The increase in accrued  expenses reflects increased tax liabilities due to increased sales and profitability. The decreases in advance  billings and accounts  receivable  reflect a change in the
Company's procedure for doing advanced billings on subscription contracts,  from issuing the invoices at the end of the prior  quarter to issuing the invoices at the beginning of the current quarter.

CASH USED IN INVESTING ACTIVITIES
During the nine  months  ended  September  30,  2001 and 2000,  net cash used in investing activities was $44,463,000 and $5,068,000,  respectively. The increase in the current  year's nine month  period is  primarily  due to the  $35,550,000 invested  in current  marketable  securities,  purchases  of  equipment  related primarily to the Company's data center and subscription equipment of $5,444,000, payments  related to product  enhancement  costs of  $2,417,000  and advances to
NYFIX Millennium of $1,115,000.

CASH PROVIDED BY FINANCING ACTIVITIES
During the nine months ended  September 30, 2001, net cash provided by financing
activities  was  $43,010,000,   compared  to  net  cash  provided  by  financing
activities of $3,167,000  for the nine months ended  September 30, 2000.  During the current  year's nine month  period,  net  proceeds of  $57,284,000  from the follow-on public offering and $1,433,000 from the exercise of stock options were partially  offset by purchases  of treasury  shares of  $13,083,000,  repayments under the revolving  line of credit of $2,000,000  and principal  payments under capital lease obligations of $624,000.

SEASONALITY

The Company  believes  that its  operations  are not  significantly  effected by seasonality.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141 ("SFAS 141"),
"Business  Combinations,"  and SFAS No. 142 ("SFAS  142"),  "Goodwill  and Other
Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business  combinations  accounted for by the purchase  method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other  intangible assets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  The Company  presently  does not have any goodwill  recorded on its consolidated  financial  statements.  The Company is  currently  evaluating  the impact of SFAS 141 and SFAS 142 on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"),  "Accounting for the
Impairment of Long-Lived  Assets," which  supercedes  SFAS No. 121 ("SFAS 121"),
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed  of," and the  accounting  and  reporting  provisions of APB No. 30,
"Reporting  the Results of  Operation  - Reporting  the Effects of Disposal of a
Segment of a Business,  and  Extraordinary,  Unusual and Infrequently  Occurring
Events and Transactions," for the disposal of a segment of a business.  SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues  associated with that  Statement.  SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management believes that the adoption of SFAS
144 will not have a  significant  impact on the financial  position,  results of operations, or cash flows of the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  The  Company  is  exposed  to  market  risk principally  through  changes in interest  rates and foreign  currency  exchange rates.  Interest  rate exposure is  principally  limited to the $35.6 million of current marketable  securities and $8.8 million of tax-free money funds invested at September 30, 2001.  Risk is spread on the  marketable  securities due to the fact that payment on them is fully  insured and no more than 5% of the Company's portfolio can be in any one security issue. The fair value of the Company's cash and investment portfolio at September 30, 2001,  approximated carrying value due to its short-term duration.  The potential decrease in fair value resulting from a  hypothetical  10% decrease in interest  rates for the  marketable  securities contained in the investment  portfolio and the tax-free money funds would not be material to earnings,  cash flows or fair value. The financial statements of the
Company's  London sales office are remeasured  into U.S.  dollars using the U.S.
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
                                           ----------------------------
                                           Richard A. Castillo
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and Accounting
                                           Officer)

Dated: November 9, 2001

