Form 10-K
period 2001-12-31
NYFIX INC
filed 2002-03-29
CIK 99047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
      (Mark one)

      /X/ Annual  report  pursuant to Section 13 or 15(d) of the
      Securities  Exchange  Act of 1934  For the  Fiscal  Year
      Ended December 31, 2001
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

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-K contained in this form, and no disclosure  will be contained,  to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. /X/

The  aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant was approximately $338 million,  as of March 15, 2002. Solely for the purposes of this  calculation,  shares  held by  directors  and  officers of the
Registrant  have  been  excluded.   Such  exclusion   should  not  be  deemed  a
determination by the Registrant that such individuals are, in fact, "affiliates"
of the Registrant.

As of March 15, 2002 there were  27,879,625  shares of the  Registrant's  Common
Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

DOCUMENTS                                              FORM 10-K REFERENCE
Proxy Statement for the 2002 Annual Meeting
   of Stockholders                                     Part III, Items 10 - 13

                                   NYFIX, INC.
                         TABLE OF CONTENTS TO FORM 10-K

         Item Number                                                    Page
         -----------                                                    ------
PART I

         ITEM 1 - BUSINESS                                                1

         ITEM 2 - PROPERTIES                                             18

         ITEM 3 - LEGAL PROCEEDINGS                                      18

         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
                        SECURITY HOLDERS                                 19

PART II

         ITEM 5 - MARKET FOR THE REGISTRANT'S EQUITY AND RELATED
                        STOCKHOLDER MATTERS                              19

         ITEM 6 - SELECTED FINANCIAL DATA                                20

         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATION               20

         ITEM 7A - QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT
                        MARKET RISK                                      28

         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            28

         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE              28

PART III

         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT    29

         ITEM 11 - EXECUTIVE COMPENSATION                                29

         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT                                   29

         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS        29

PART IV

         ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                        ON FORM 8-K                                      29

                                     PART I

ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS

NYFIX, INC. (the "Company" or "NYFIX"),  a New York corporation  formed in 1991, is a leading provider of electronic  trading  infrastructure and technologies to the  professional  trading  segment  of the  brokerage  community.  At a special meeting of NYFIX  shareholders held on March 14, 2002, the shareholders voted to authorize the transfer of  substantially  all of the Company's assets to a newly created,  wholly-owned  subsidiary of the Company,  named NYFIX USA, LLC. NYFIX,
Inc.  will  now  operate  as a  holding  company,  providing  overall  strategy, financial planning and evaluation of potential acquisitions for the Company.

NYFIX currently has four subsidiaries:

     1.   NYFIX USA, LLC, a wholly owned subsidiary, operates the Company's core business and develops real-time order management trader  workstations, exchange  automation  systems,  trade order and execution  routing and straight-through  processing  solutions for brokerage  firms and other financial  institutions.  NYFIX USA  operates the NYFIX  Network,  the industry's largest Financial  Information Exchange (FIX) order-routing network.  NYFIX USA is a pioneer in the  adoption of the FIX  protocol and all its  products  are  FIX-compliant.  NYFIX USA sells our equity systems  primarily on a subscription  basis,  with customers  paying a monthly fee for software and services.

     2.   NYFIX TRANSACTION SERVICES,  INC. will operate as a broker-dealer upon approval of its membership  application by the National Association of
          Securities  Dealers  (NASD).  In  December  2001,  NYFIX  acquired  an existing  broker-dealer  that will  serve as the  basis of this  unit.
          NYFIX  Transaction  Services will be a wholly owned  subsidiary  which plans to provide execution and smart order routing solutions primarily to domestic and international  broker-dealers and specialized  trading firms  for a single  per share  fee.

     3.   NYFIX  OVERSEAS,  INC.,  our  London-based  wholly  owned  subsidiary, specializes  in  electronic  trading  solutions  for  the  derivatives markets  and  develops  order  management  workstations  and  exchange interface  systems,  supporting trading on more than 20 of the world's leading international derivatives exchanges. NYFIX Overseas offers its products  on both a sales and  subscription  basis and is  focusing on developing a transaction-based offering.

     4.   NYFIX  MILLENNIUM,  L.L.C.,  an  80%  owned  subsidiary,  is  an  NASD broker-dealer  and operates an Alternative  Trading System (ATS).  The
          NYFIX Millennium ATS provides a real-time,  anonymous  matching system for equity  trading.  NYFIX  Millennium  leverages the NYFIX Network's large  order  routing  shares  volume  to  provide  a  more  efficient liquidity  source for the  financial  community.  On February 1, 2002,
          NYFIX increased its ownership  percentage in NYFIX  Millennium  L.L.C.
          from 50% to 80%. The  remaining  20% is owned by a  consortium  of ten brokerage  firms.  NYFIX  Millennium  charges  for its  services  on a transaction-fee basis.

ACQUISITIONS & INVESTMENTS

During the fourth  quarter of 2001,  NYFIX  completed the  acquisition of a NASD broker-dealer and former member of the Chicago Stock Exchange, which will become the basis for its transaction-based  business.  This unit, which will be renamed
NYFIX Transaction Services,  has submitted a membership  application to the NASD in  order to  operate  as a  broker-dealer.  Once its  broker-dealer  status  is approved,  NYFIX  Transaction  Services will  commence  sales of a bundled order management and routing technology combined with an

execution service. This service will be sold on a transaction-fee basis.

On March 6,  2002,  NYFIX  entered  into an  equity  partnership  with a Madrid,
Spain-based  company,  EuroLink  Network,  Inc.  ("EuroLink").  NYFIX owns a 40%
interest  in  EuroLink  and  holds the  option to  purchase  an  additional  40%
ownership  interest at a later date.  EuroLink  will  distribute  the  Company's equity  products  and  services  to the  European  marketplace,  primarily  on a transaction-fee basis. The Company invested $4 million in EuroLink.

On March 12, 2002, NYFIX announced that it had signed a definitive  agreement to acquire Javelin Technologies,  Inc. ("Javelin").  Javelin, a leading supplier of electronic  trade  communication  technology  and the  leading  provider  of FIX technology,  has  over  1,000  installations  at more  than  300  major  buy and
sell-side  institutions,   securities  clearing  houses,  hedge  fund  managers,
exchanges  and ECNs  worldwide,  including  over 50  clients in Europe and 20 in
Asia.  Javelin's  products are sold  primarily on a one-time  sales basis,  with recurring fees charged for ongoing  service and support.  NYFIX is financing the transaction  with a  combination  of  approximately  $11,000,000  cash and NYFIX common stock with a value of approximately  $44,000,000.  In addition, NYFIX has negotiated an earn-out  based on Javelin's  2002  revenues.  The  transaction is scheduled to close by March 31, 2002.

COMPANY OVERVIEW - BRINGING EFFICIENCY TO THE TRADING PROCESS

We are a leading  provider of electronic  trading systems,  industry-wide  trade routing connectivity, straight-through processing ("STP") and execution services and systems to the global equities and derivatives  financial markets.  With our desktop  solutions,  stationary and wireless exchange floor systems,  electronic automation systems and STP, we streamline data entry,  routing and execution and eliminate many processing inefficiencies. Our infrastructure,  which consists of an extensive  network of electronic  circuits and redundant data centers,  links industry participants across equities and derivatives markets. Our technology is being  used by over  200  customers,  many of  which  are the  largest  and most respected firms in the industry,  and we have gained prominent market share with
New York Stock  Exchange  ("NYSE")  member  firms.  We processed an average NYSE daily volume of 212 million  shares in the first quarter of 2000, a number which has grown to  approximately  500  million  shares in 2001,  with  daily  volumes reaching as high as 1.2 billion  shares.

Our  products  and  services are broadly  categorized  into  electronic  trading infrastructure and applications and provide our customers a complete solution to enter, manage and route trade data and execute orders electronically.  The NYFIX
Network is a proprietary  centralized electronic  infrastructure linking various market  participants  to provide  efficient,  secure and reliable order routing.
Through the NYFIX Network, we provide the infrastructure for trade communication and global order routing  between  buyside and sellside  institutions,  numerous exchange floors,  as well as other electronic  trade execution  venues,  such as
ECNs and ATSs. The NYFIX Network  currently  includes more than 1,500 high-speed frame-relay  circuits,  alternative  routes,  fiber  optics  and  sonnet-network
infrastructure,   providing  an  efficient,   secure  and  reliable  method  for
electronic trade communication. We have built and operate large scale, redundant data-centers to support  communications  through the NYFIX Network. We also have
developed  and  offer  an  integrated   portfolio  of  modular  desktop  trading
applications,  exchange floor  automation and exchange access  applications  for trading in domestic and international equities,  futures and options. All of our applications  reside on our  centralized  system and are  delivered  through the
NYFIX Network.  By seamlessly  integrating  our proprietary  infrastructure  and software applications, we provide our customers with a complete electronic order management  and  execution  solution.  Our systems  are based upon the  industry standard  FIX  protocol  and  our  core  systems  are  currently  offered  on  a subscription basis, with infrastructure, software and maintenance provided for a
monthly   fee.   As  noted   earlier,   the   Company  is  planning  to  develop
transaction-based  revenue streams through NYFIX  Millennium,  NYFIX Transaction
Services and EuroLink.  The introduction of trade execution to the NYFIX product and service  offering  commenced with the launch of the NYFIX  Millennium ATS in
September 2001.

The large  quantity of  orderflow  processed  by the NYFIX  Network has uniquely positioned us to develop,  together with NYFIX Millennium, an ATS that functions similarly to an ECN in that it matches buy and sell orders. NYFIX Millennium can match  either  buy and sell  orders  or pass them  through  to the  exchange  or execution  venue of the trader's  choice,  in  real-time,  which we believe is a unique  feature  and key  differential  from  other  ATSs and ECNs  that rely on captive order liquidity.  NYFIX Millennium augments  traditional auction markets by combining the electronic execution technology of an ECN with the liquidity of traditional  primary  markets.  Institutional  traders  benefit  from the  order invisibility and anonymity  provided by NYFIX  Millennium,  which eliminates the negative price impact  associated  with displaying  large blocks of shares.  The
NYFIX  Millennium ATS went into full  production on September 5, 2001 and we are currently  focusing on  expanding  NYFIX  Millennium's  user base and  execution volumes.

We have been  profitable  since the first  quarter  of 1999 and have had  twelve
quarters  of  consecutive  profitability.   Our  net  income  has  increased  to
$8,136,000  in 2001 from  $5,676,000  in 2000 and  $960,000  in 1999.  Our total revenues have  increased to  $41,397,000  in 2001 from  $23,980,000  in 2000 and
$12,209,000 in 1999, representing a compound annual growth rate of 84%. To date, we have principally derived our revenues from long-term  subscriptions,  product sales and services. In addition to developing our subscription revenues, we have begun to develop transaction-based  revenues. Rather than a monthly per terminal fee,  transaction-based revenues will be derived by charging a per share fee for trades executed by NYFIX,  either within the NYFIX Millennium ATS or through the
NYFIX  Transaction  Services  unit. We are well  positioned to distribute  order routing terminals in certain domestic and international  market segments seeking more direct  exchange  and  execution  access and trade  processing  services in return for per share based  transaction  fees. We believe there is a substantial market  for these  types of  transaction  revenue  streams.  Our  order  routing connectivity  capabilities  and  technology  platform  also enable us to support transaction  revenue  generation in our subsidiaries,  NYFIX  Millennium,  NYFIX
Transaction Services and in our affiliate, EuroLink.

Our goal is to become the leading provider of real-time  electronic trade entry, routing and execution  solutions to the global financial services  industry.  To achieve this, we plan to:

     o    increase the number of  participants in the NYFIX Network and continue to  expand  the  suite  of  products  and  services  available  to our customers;

     o    develop transaction revenue streams in NYFIX Millennium;

     o    develop  transaction  revenue  streams  from  our  electronic  trading infrastructure and technologies through NYFIX Transaction Services and
          EuroLink;

     o    establish and expand  orderflow  through NYFIX Millennium and leverage strategic partnerships;

     o    expand the universe of  securities  being traded  through our network;
          and

     o    continue to protect our customers' roles in the distribution market.

Our  headquarters  are  located at  Stamford  Harbor  Park,  333 Ludlow  Street,
Stamford,  Connecticut,  06902,  telephone  number  (203)  425-8000  and we also
maintain  offices  in  New  York,   Chicago,   San  Francisco  and  London.  Our
international operations are conducted through our subsidiary, NYFIX Overseas.

Information  about the  Company's  business  segment  and sales to  unaffiliated customers,  gross  profit  and  identifiable  assets,  by  geographic  area,  is contained  in  "Note  16  -  Business  Segment  Information"  appearing  in  the consolidated  financial statements as noted in the Index appearing under Item 14
(a) (1).

INDUSTRY OVERVIEW

INEFFICIENCIES IN THE TRADITIONAL MARKET

Historically,  stock markets operated  physical trading floors with trades being executed by open outcry.  Prior to 1995, the trading industry,  in both equities and derivatives, relied substantially upon intra-day handwritten trading tickets and manually recorded trading blotters. Voice communication by telephone was the primary  method of  communicating  orders and executions  between  institutional customers,  traders at  brokerage  firms and brokers  operating  on the exchange floors. The NYSE continues to operate a physical trading floor where member firm floor brokers  deliver  orders to a  specialist,  an  intermediary  that makes a market in the stocks listed on the exchange.

In addition  to  processing  inefficiencies,  the  presence  of an  intermediary results in pricing that does not always  represent  the true value of a security at any given point in time. A specialist or market maker can generate mark up or mark  down  profits  through  sales  or  purchases  of that  intermediary's  own inventory,  which  creates an inherent  conflict  with its duty to establish and maintain  a truly  efficient  and  liquid  market.  Further  concerns  of  price distortion arise from the intermediary being the sole keeper of customer buy and sell  intentions  and the  potential  leakage  of  trading  intentions  to other brokers.  By  compromising  the  anonymity  and intent of an  investor,  further distortion  of  security  valuations  can  result as other  third  party  market participants could profit from information about their counterpart's  intent and purchase or sell before them, many times even when such third party had no prior interest in the security.

GROWTH IN TRADING VOLUME

Trading  volume in equities and  derivatives  has grown  significantly  in major markets  around the world.  In the U.S.,  the average  daily share volume on the
NYSE  increased  to 1.2  billion in 2001,  from 674  million in 1998,  while the average daily share volume on Nasdaq  increased to 1.9 billion in 2001, from 787 million in 1998.

International  equity and derivative  markets have also experienced  significant growth. As an example, average daily trading volume on the London Stock Exchange increased 46% in 2001.

DEVELOPMENT OF ELECTRONIC TRADING TECHNOLOGIES

As trading volume and market volatility  continue to increase in both the listed and over-the-counter (OTC) markets,  brokerage firms are increasingly seeking to utilize technology solutions to route, track and manage orderflow,  while at the same time reducing errors and maintaining  controls on their  operations.  While technology  offering the benefits of trade  automation has been available  since the early 1990s,  the  departure  from  handwritten  trade  tickets did not gain acceptance  until the  mid-1990s.  The lack of order  routing  and  connectivity standards,  as  well  as the  entrenched  role of the  trader  in the  brokerage industry,  was  partially  the cause for the delayed  acceptance  of  electronic systems. A series of major trading scandals during the 1990s, however,  prompted investment firms, brokerage firms and regulators to accept that the pace, volume and volatility in the markets had reached a level where  real-time  computerized electronic tracking of trading activities was necessary.

As a major step toward industry  standardization  for electronic  order routing, the financial  services industry began to adopt the FIX protocol as the industry standard by the mid 1990's.  The FIX protocol  provides the  brokerage  industry
with  a  common   underlying   language   to  enable   electronic   trading  and
communications   and  is  now  considered  the  globally  adopted  standard  for electronic order routing.

Today,  many firms and regulators in the securities  trading industry  recognize the  necessity of  implementing  straight-through  processing  solutions,  which integrate all aspects of trading from the front  office,  middle office and back office,  in order to reduce  settlement  cycles,  costly  errors and the cost to process transactions. Prolonged growth in the market is expected as the industry replaces  legacy  systems  and  in-house  proprietary  systems  with more modern industry and FIX  compliant  systems.  Many firms will also need to  continually upgrade their  systems  because of the general  evolution in computer  operating systems, networking and storage systems technologies.

New regulations governing the recording and transmission of orders to and on the
NYSE floor were adopted in early 2001. These  regulations are known as Rule 123.
The first phase of Rule 123 requires all orders received on the NYSE floor to be input into an  electronic  order  management  system for better  monitoring  and tracking of trades. The second phase of Rule 123 requires all orders sent to the
NYSE to be sent  electronically.  Rule 123  required  that all NYSE member firms adopt electronic order management systems by September 10, 2001.

DEVELOPMENT OF THE EQUITY MARKET STRUCTURE

The advent of high-speed electronic data communication networks and computerized trading has  highlighted  the potential for more efficient  interaction  between buyers and sellers in the financial markets. The U.S. equities markets have seen the introduction of new regulations  paving the way for ECNs and ATSs to compete with  traditional  exchanges  such as the NYSE and the American  Stock  Exchange
(Amex) in the listed  market and Nasdaq in the OTC  market.  These ECNs and ATSs seek to provide more efficient  trading  mechanisms  while  bringing  buyers and sellers directly together without an intermediary.

As almost every traditional  exchange floor in Europe and Asia has been replaced by electronic systems, much debate continues in the U.S. relating to the role of the  specialist and the  efficiency of the NYSE,  the world's  largest  exchange floor in terms of its listed  companies' market  capitalization.  The debate has increased with the recent introduction of decimal trading.  While decimalization was designed and recently  implemented to make price quotes more  understandable for consumers,  an unexpected side effect of decimalization has been an increase in the  trading  activity  of the  specialists  competing  with the  buyers  and sellers,  resulting in the reluctance of institutional investors to expose block orders on the books of the specialists.

The marketplace saw a number of ECNs and ATSs emerge during the late 1990s.  The challenge  for  these  new  trading  venues  is to  attract  sufficient  trading liquidity,  also known as orderflow,  which is transaction  volume being entered into these  trading  venues.  ECNs have  captured  approximately  46% of the OTC market-share  in executed  volume in a relatively  short period of time.  Due in large part to a lack of access to the electronic  infrastructure carrying listed orderflow, ECNs have only captured approximately 6% of the executed daily volume in the listed equity market.

The goal of ATSs and ECNs is to bring  buyers and sellers  together  directly in more  efficient  electronic  execution  venues.  However,  the  introduction  of multiple  venues in  addition  to the  traditional  exchanges  has created a new problem of market  fragmentation.  Each market or execution  venue  represents a separate  liquidity  pool and the  available  liquidity  and  pricing  among the different pools is not synchronized. In addition to the technological problem of establishing  connectivity  between the multiple  liquidity  pools,  the trading community is faced with the constant  problem of trading in one  liquidity  pool while a better price may be available in another venue.

NEED FOR OUTSOURCED SOLUTIONS

While  trading  volume  has  increased  and the need for direct  access  trading
technologies  has  become  evident,   investors   themselves  have  become  more
sophisticated  and focused on the overall  quality of execution and  transaction cost of trades.  Sophisticated trading strategies,  particularly those involving multiple securities or types of financial instruments,  are difficult to execute without both direct and rapid market  access and a system that  provides easy to use order entry,  management  and  execution.  Many companies are realizing that they cannot  continue to  internally  develop  systems to keep pace with current
technological   developments,   nor  can  they  afford  adequate  investment  to
independently  maintain  connectivity  infrastructure  and redundant  systems to participants in the evolving  trading market,  and have therefore been driven to outsource these functions.

Institutional  traders are seeking solutions that offer direct access,  speed of
delivery,   quality  of  execution  and  full  integration  between  traditional exchanges and modern ECNs and ATSs.

OUR SOLUTION

We are a leading provider of electronic trading  infrastructure and technologies to the  professional  trading  segment  of the  brokerage  industry.  We provide electronic  trading desktop  solutions,  stationary and wireless  exchange floor
systems,   electronic  access  automation  and  straight-through  processing  to brokerage  firms and  international  banks  trading  in  equities,  futures  and options.  Our  product  portfolio  is well  positioned  to meet the  current and developing needs of our customers, providing:

     o    HIGH-SPEED,   REDUNDANT  FIX   CONNECTIVITY  TO  MAJOR  GLOBAL  MARKET
          PARTICIPANTS.  The NYFIX  Network is designed to provide the financial community with a central electronic infrastructure. Through over 1,500 circuits and  alternative  routes,  we currently  connect  buyside and
          sellside  institutions,   domestic  and  international  exchanges  and
          various ATSs,  ECNs and third  markets.  Communications  are processed through  our NYFIX Super FIX  engine,  which is one of the  industry's largest and most advanced FIX processing  engines.  As a result,  this broad connectivity has enabled us to process a significant  portion of listed  equity volume each trading day. Due to our reach and access to the global  marketplace,  we are  increasingly  being  regarded as the
          common  industry   electronic  meeting  point,  which  encourages  new
          participants or those evaluating  changing their existing solutions to seek connectivity to our network.

     o    EASY-TO-USE,  INTEGRATED  ELECTRONIC  TRADING  PRODUCTS.  We  offer an integrated  suite of desktop  trading,  exchange floor  automation and exchange access applications,  as well as straight-through  processing for  trading in  domestic  and  international  equities,  futures  and options.  All of our  products  are  available  as modules that can be delivered as either  complete  systems or as  components to complement our customers'  existing  solutions and needs. We continually focus on speed of applications,  intuitive,  easy-to-use  designs and close and
          immediate   integration   with  the  NYFIX   network.   By  seamlessly
          integrating our proprietary  infrastructure and software applications, we provide  our  customers a complete  solution  to enter,  manage and route orders and execution data electronically.

     o    FULLY OUTSOURCED  FLEXIBLE  SOLUTION.  As an alternative to developing technology  in-house,  customers  can outsource to NYFIX to serve as a common and neutral meeting place for financial  information  exchange.
          Our  offerings  consist of a widely  deployed  network,  managed  data center  and  telecommunications  services,  and  a  modular  suite  of applications,  which enable our major  brokerage  customers to achieve both strategic advantages and cost savings.

Our NASD  registered  broker-dealer  subsidiary,  NYFIX  Millennium,  operates a highly automated  execution venue designed to reduce overall  transaction  costs
and  maximize  execution  quality  for  institutional   brokerage  firms.  NYFIX
Millennium is referred to as a hybrid market system  because it works to augment traditional auction markets and combines the electronic  execution technology of an ECN with the liquidity of traditional primary markets.  NYFIX Millennium aims to provide increased liquidity and price improvement, while eliminating negative price  impact for  institutional  size  trades.  It is designed to mitigate  the current problems caused by market  fragmentation  and the  inter-positioning  of specialists and market makers in the transaction  process. The key advantages of
NYFIX Millennium are:

     o    INVISIBLE AND ANONYMOUS MATCHING. Institutions are highly motivated to conceal their trading  intentions and to protect their  anonymity.  In the primary market for listed equities,  when institutions enter large orders or disclose their trading intent,  such actions cause others to react, which impacts the stock price before the institutions  complete their  purchases or sales.  A key feature of NYFIX  Millennium  is its capability to invisibly expose and anonymously match orders,  enabling institutions  to  trade in and out of block  positions  in  real-time, without causing counterproductive price swings.

     o    INTEGRATED ACCESS TO LIQUIDITY.  Most ECNs lack access to liquidity in the listed market and fragment

          the market by creating  separate  pools of liquidity.  By  integrating
          NYFIX  Millennium  directly  into the NYFIX  network,  customers  have simultaneous  access to  liquidity  in both NYFIX  Millennium  and the traditional listed markets.  While NYFIX Millennium has the capability to instantly  match orders entered in the system,  a key attraction is its ability to let unmatched  orders  travel in real-time  through the
          NYFIX network to the exchange or market center of the traders' choice.

     o    EASE OF USE AND SEAMLESS  INTEGRATION.  NYFIX Millennium is accessible from the trader's existing order management system or trading station, and automatically  integrates the flow between customer orders,  NYFIX
          Millennium and execution reports.  While competitors generally need to
          install  a  dedicated   terminal  or   application   and  establish  a
          distribution  network,  NYFIX  Millennium can leverage the operational
          NYFIX distribution  network without the need for additional  dedicated or specialized screen installations. Traders do not have to change the way they enter  orders,  which we  believe  eliminates  a  significant barrier  to  entry  and  further  contributes  to  the  efficiency  of straight-through processing.

OUR STRATEGY

Our goal is to become the leading provider of real-time  electronic trade entry, routing and execution  solutions to the global financial services  industry.  We consistently  monitor the industry to analyze and  determine  an  efficient  and effective schedule for new product  introductions,  marketing and organizational growth  initiatives in order to meet the needs of the changing markets.  We plan to:

     o    INCREASE THE NUMBER OF  PARTICIPANTS IN THE NYFIX NETWORK AND CONTINUE
          TO EXPAND  THE  SUITE OF  PRODUCTS  AND  SERVICES  AVAILABLE  TO NYFIX
          Customers. To further increase our subscription based revenues and our orderflow  base, we plan to focus our sales and  marketing  efforts on connecting  not only  sellside  broker-dealers  but also  buyside  and international  exchanges  to the NYFIX  network.  We will  continue to address the  requirements of the trading  community by introducing new core and complimentary applications, including advanced analytical and risk management applications, OTC services,  multi-currency facilities across our product line, stock allocation and clearing  services.  The enhancement  of our current  product line,  along with the addition of new products,  will help us increase our presence in the institutional marketplace  and allow us to sell higher  margin  products to existing customers.  We  plan  to  continue  to  develop  and  own  all  of the underlying  intellectual  property rights associated with our existing and future products.

     o    DEVELOP  TRANSACTION  REVENUE STREAMS IN NYFIX  MILLENNIUM.  The large quantity of orderflow processed through the NYFIX network has uniquely positioned NYFIX Millennium to develop  transaction-based  revenue. We are  developing  transaction  revenue  streams in NYFIX  Millennium by focusing on  generating a critical  mass of  orderflow  from the NYFIX network to NYFIX Millennium.

     o    DEVELOP  TRANSACTION  REVENUE  STREAMS  FROM  OUR  ELECTRONIC  TRADING
          INFRASTRUCTURE  AND  TECHNOLOGIES.   As  the  markets  converge,   the
          formation  of NYFIX  Transaction  Services  enables us to  introduce a number of offerings competing  effectively with and replacing the role of  certain  brokers  in  certain  target  segments.  In some areas of international  and to some  degree  domestic  correspondent  brokerage business,  we can  effectively  compete for business with little or no conflict with our existing client base. In the correspondent brokerage business,  one  brokerage  firm  generally  services a much smaller or specialized  brokerage firm and charges a transaction  based per share fee for providing  access to exchange  executions.  As the markets are becoming  completely  automated,  providing  customers  with effective desktop order capturing and electronic  access  technology is emerging as the most important  marketing  parameter.  In December 2001,  NYFIX acquired  an  existing  NASD  broker-dealer  and former  member of the
          Chicago Stock Exchange to expedite NYFIX Transaction Services becoming a broker-dealer.  With its membership  application  currently  pending with the NASD,  NYFIX  Transaction  Services  will be able to commence charging transaction fees once it obtains its broker-dealer status. In addition, in March 2002, NYFIX announced it had entered

                                        7

          into  an  equity  partnership  with  a  Madrid,  Spain-based  company,
          EuroLink  Network,  Inc. EuroLink will distribute the Company's equity products  and  services to the  European  marketplace,  primarily on a transaction fee basis.

     o    ESTABLISH AND EXPAND  ORDERFLOW  THROUGH NYFIX MILLENNIUM AND LEVERAGE
          STRATEGIC PARTNERSHIPS. We plan to further leverage the cooperation of our equity and strategic partners to increase  transaction revenues in
          NYFIX  Millennium.  This  cooperation  includes  automatic  and manual submission of orderflow to NYFIX Millennium,  leveraging their trading expertise in explaining and developing  electronic  methods to address inefficiencies  in the current  market and  developing  and supporting suitable marketing strategies. The equity partners in NYFIX Millennium include ABN Amro,  Deutsche Bank,  Lehman  Brothers,  Morgan  Stanley,
          Alliance Capital Management (formerly Sanford C. Bernstein & Co.),
          Societe Generale,  UBS Warburg,  Wachovia  Securities  (formerly First
          Union Investors),  Lab Morgan Corporation  (formerly J.P. Morgan &
          Co. and Chase H&Q) and Bank of America.

     o    EXPAND THE UNIVERSE OF  SECURITIES  BEING TRADED  THROUGH OUR NETWORK.
          The NYFIX network and NYFIX Millennium  matching engine can be used to trade and match basically any financial  instrument,  from equities to futures,  commodities  or  other  derivative  instruments.  We plan to expand our presence in OTC,  futures and options  trading.  We plan to increase our market share in  international  markets by expanding  our direct  connectivity to more international  exchanges in both equities and derivatives.

     o    CONTINUE TO PROTECT OUR CUSTOMERS' ROLES IN THE  DISTRIBUTION  MARKET.
          Many  market  observers   believe  that  equity  markets  will  become
          completely  electronic.  The  fear of a  diminishing  role and loss of revenues has caused the  broker-dealer  community to largely  withhold support  for any  market  modernization  system  that can be  accessed directly  by  buyside  institutions  and  other  investors.  It  is an important element of our strategy to introduce our business model in a manner that does not ultimately  threaten our  customers'  role in the distribution  channel.  We believe  this  strategy  provides us with a significant  advantage  over our  competitors  whose  initiatives  may ultimately eliminate the broker from the trading process.

PRODUCTS AND SERVICES

THE NYFIX NETWORK

The NYFIX  Network  provides  a central  electronic  infrastructure  that  links
buyside   institutions  and  sellside  brokers  with  various  execution  venues utilizing the FIX protocol.  Built in late 1997, the NYFIX Network  provides our customers  with global  connectivity  for trade order  routing  through a single dedicated  circuit into the NYFIX Network.  Access to the NYFIX Network  private order routing and financial information communications infrastructure is offered to our customers on both a subscription and a transaction basis and is supported by large-scale  redundant data centers.  All of the Company's  subsidiaries  and
affiliates   utilize  the  NYFIX   Network  as  their   central   communications
infrastructure.

The NYFIX Network currently  includes over 1,500 circuits and alternative routes to connect  sellside and buyside  institutions,  as well as a number of domestic and international  exchanges,  buyside networks,  ATSs and ECNs specified in the table which follows.

Domestic Exchanges                NYSE                             Pacific Stock Exchange
                                  Amex                             Nasdaq
                                  Boston Stock Exchange            CME (Chicago Mercantile
                                  Chicago Stock Exchange            Exchange)
                                  Philadelphia Stock Exchange      CBOT (Chicago Board of
                                                                    Trade)

International Exchanges*          Liffe (London International      HKFE (Hong Kong Futures
                                   Financial Futures and            Exchange)
                                   Options Exchange)               SFE (Sydney Futures
                                  Deutsche Bourse Xetra/Eurex       Exchange)
                                  Matif (Marche A Terme            TIFFE (Tokyo International
                                   d'Instruments                    Financial Futures Exchange)
                                   Financiers)/Monep               OSE (Osaka Securities
                                  SIMEX (Singapore                  Exchange)
                                   International Monetary          TSE (Toronto Stock Exchange)
                                   Exchange)                       KSE (Korea Stock Exchange)
                                                                   Euronext
                                                                   OM

Buyside Networks                  Macgregor                        Reuters
                                  Thompson TradeRoute              Royalblue
                                  MFN (Merrin Financial            Autex
                                  Network)                         Versus Technologies
                                  Bridge Information Systems       Bloomberg
                                  The Longview Group               Triad
                                                                   Transaction Network Services

ATSs/ECNs                         NYFIX Millennium                 REDIBook ECN
                                  Archipelago                      Instinet
                                  Bloomberg Tradebook              POSIT
                                                                   Island ECN

Allocation Delivery Systems       ADP                              FIX Allocation
                                  Pershing                         Wexford
                                  OASYS                            Rolfe & Nolan
                                  Sungard Phase III                GL Net
                                                                   Beta Systems

* While we have not yet deployed  our own  circuits in all of the  international exchanges,  we, at a minimum,  offer  interface  systems  to each  international exchange.

NYFIX TRADING PRODUCTS

We provide an integrated  portfolio of modular desktop trading  applications and exchange  floor  automation  and  exchange  access  applications  for trading in domestic and international  equities,  futures and options. We offer both trader workstation  products  and  exchange  system  products as outlined in the tables which follow.

    TRADER WORKSTATIONS:                   PRODUCT DESCRIPTION:                    TARGET CUSTOMER:

FIXTrader Workstation             Complete order management and routing       Institutional brokerage
                                  system                                      equity traders

Order Book Management System      Real-time order management system for       Institutional brokerage
(broker module)                   derivative instruments including            derivatives traders
                                  futures and options

Nasdaq Agency Workstation         Nasdaq Level II workstation electronic      Institutional brokerage
                                  order entry and routing to Nasdaq           equity traders
                                  liquidity sources

TradeWatch                        Integrates data from individual             Institutional  brokerage
                                  FIXTraders and provides monitoring of       traders and risk managers
                                  the entire trading desk's positions in
                                  real-time

E-Blotter                         Real-time equity order management system    Smaller brokerage buyside
                                                                              and money management traders

International Universal           Enables browser-based order entry           International brokerage
Browser Front-end                 and routing service for both                buyside and money
                                  equities and derivatives on a               management traders
                                  global basis

Market Looks System               Enables digital transmission of            Institutional brokerage
(ImageViewer Module)              real-time "looks" from an exchange         equity traders
                                  floor to upstairs traders

Market Data Server: P&L       Profit and loss tracking and volume        Institutional brokerage
Module, VWAP                      weighted average price execution           equity traders
                                  capability

Strong Box                        Online Data Retention & Trade          Institutional brokerage
                                  Research Tool. A browser-based trade       firms and trading and
                                  history research tool that enables         compliance departments
                                  customers to migrate from paper to
                                  electronic storage according to SEC
                                  Rule 17a requirements

  EXCHANGE SYSTEMS:              PRODUCT DESCRIPTION:            TARGET CUSTOMER:

Market Looks System        Enables digital transmission of       Exchange floor
(floor look module)        real-time looks from an exchange      brokers and clerks
                           floor to upstairs traders

MobileBroker               Wireless handheld that enables        Exchange floor
                           order management and digital          brokers
                           transmission of real-time looks
                           from the specialist post or
                           crowd to upstairs traders

FloorReport                Exchange floor booth order            Exchange floor
                           management and routing system         brokers and clerks

BreakWatch                 Online trade comparison system        Exchange floor
                           for identifying intra-day trade       clerks/data entry staff
                           errors and breaks

Exchange Access Products   Translation to and from various       Brokerage firms
                           exchange protocols to FIX protocol

TRADER WORKSTATION PRODUCTS

Our trader workstations provide order routing to a variety of liquidity sources, including  major  regional  exchanges,  ECNs and ATSs. The  workstations  enable traders to monitor and manage the flow and execution of equity  orders.  Next to each product, indicated in parentheses, is the company(s) that primarily markets each particular product or service.

FIXTRADER WORKSTATION (NYFIX USA, NYFIX MILLENNIUM, NYFIX TRANSACTION SERVICES,
EUROLINK)

Our FIXTrader system provides a complete order management  solution for upstairs traders that allows the  electronic  entry and routing of orders and  executions between buyside  institutions,  sales and block desks and exchange floor booths.
Traders enter orders quickly and efficiently  through a Touchpad(R),  or a mouse and  keyboard  configuration,  which are then  routed to the  appropriate  order execution venue in seconds,  with completed  executions  routed back in the same efficient manner. With the financial  industry's adoption of FIX as the standard protocol  for  communicating  electronically,  FIXTrader  offers an easy way for firms  to gain  FIX  compliance.  FIXTrader  enables  firms  to  receive  orders electronically  from the  buyside,  as well as  connect to back  office  systems helping firms achieve straight-through processing.

FUTURES AND OPTIONS OBMS (NYFIX OVERSEAS)

Our  Futures and Options  OBMS  offers  traders the ability to enter,  route and manage  orders  and  executions  in  real-time.  Global  order  routing  between different  international  branches  of  the  same  firm  and  the  major  global exchanges,  both open outcry and electronic,  is supported by this comprehensive system. OBMS provides real-time  ticketless order capture,  global order routing with interfaces to exchange  supported systems and  user-friendly  24-hour order management in one complete open system.

NASDAQ AGENCY WORKSTATION (NYFIX USA, NYFIX TRANSACTION SERVICE, EUROLINK)

Our Nasdaq Agency Workstation  enables electronic order entry and routing to all
Nasdaq liquidity sources.  This system integrates with our customers'  FIXTrader workstation,  giving users the ability to trade listed and OTC securities from a single terminal.  The functionality of our Nasdaq Agency Workstation  includes a central order blotter for managing and tracking order status, complete recapping functionality,  average price calculation,  filters for easy viewing, convenient allocation  and archiving  capability.  Users can access  buyside  institutions, market  makers,  exchange  brokers,  major and regional  exchange  systems and a variety of ATSs for streamlined order and execution  routing.  Our Nasdaq Agency
Workstation is fully FIX compliant.

TRADEWATCH (NYFIX USA)

Our TradeWatch product equips head traders and risk managers with an application to keep  appraised  of all trading  desk  positions at the trader's or manager's
firm.  TradeWatch   consolidates  and  integrates   information  from  FIXTrader
workstations  in real-time and allows a head trader or risk manager to obtain an essential overview of all trading activities.

E-BLOTTER (NYFIX USA, NYFIX TRANSACTION SERVICES, NYFIX MILLENNIUM, EUROLINK)

Our E-Blotter system is a browser driven, real-time U.S. equity order management system designed for the broker-dealer community. E-Blotter uses a central screen to track all initiated and executed orders, enabling users to view all positions at a glance.  E-Blotter's  functionality  includes a central  order  blotter for managing and tracking  order  status,  recapping  functionality,  average  price calculation,  filters for easy  viewing,  convenient  allocation  and  archiving capability. E-Blotter is Order Audit Trail System (OATS), Automated Confirmation
Transaction (ACT) and FIX compliant.

INTERNATIONAL UNIVERSAL BROWSER FRONT-END (NYFIX OVERSEAS)

Our International  Browser front-end  facilitates all aspects of global equities and derivatives trading,  including multi-currency  capability for price marking of international  trades.  While we already sold this front-end to several large global  brokerage  operations  for their internal  deployment,  we commenced the distribution of this product through the NYFIX network during 2001.

MARKET LOOKS SYSTEM (IMAGEVIEWER MODULE) (NYFIX USA)

Our Market  Looks System is comprised  of two  complementary  software  modules:
ImageViewer for the upstairs trader  workstations and FloorLook for the exchange floor booths.  ImageViewer  enables traders to electronically  receive real-time quotes on stocks  directly from the exchange  floor.  Our Market Looks System is operated  by a floor  clerk  located  at the  member's  booth or through a NYFIX
Handheld wireless computer scanning  handwritten quote slips, called looks, into a scanner.  These scanned looks are instantly transmitted to upstairs traders at their  workstations in multiple sites and remote offices.  Implementation of the system  results in the  elimination  of  repetitive  telephone  traffic  between upstairs  traders and floor  staff.  Our Market  Looks System helps firms reduce errors and disseminate information more efficiently.

MARKET  DATA  SERVER:   P&L  MODULE,   VWAP  CAPABILITY  (NYFIX  USA,  NYFIX
TRANSACTION SERVICES)

We are in the  process of  building a market  data  server  process,  which will
enable  the   distribution   of  real-time   market  data  to  customers.   This
functionality  will be leveraged to deliver on-demand updates of profit and loss information to FIXTrader  blotters,  as well as live updates of  volume-weighted average price (VWAP) information, for selected securities. In addition, handheld devices on the floor of the NYSE will be able to request  recent  time and sales information,  as well as  volume-weighted  average  price  data.  As part of the market  data  server  initiative,  we have  applied to the NYSE for market  data vendor privileges.

STRONG BOX (NYFIX USA)

The Strong Box Online Data  Retention and Trade Research Tool is an optical disc storage  solution  that  meets  SEC  Rule  17a  storage,  access  and  retention requirements  for  trade  data.  Strong  Box is  supported  by a  user-friendly, browser-based,  trade history research tool. We anticipate that this application will remove a  significant  burden from our  customers,  as they will be able to migrate from paper to electronic storage.

EXCHANGE SYSTEMS

Our exchange  systems are comprised of stationary  floor booth  applications and wireless  handheld  systems  for  order  management  and  routing  of looks  and real-time market information.  Our exchange systems also provide access services to exchange  provided  execution  facilities.  We streamline  customer access by providing  real-time  conversion  from the FIX protocol to exchange  proprietary access protocols.

MARKET LOOKS SYSTEM (NYFIX USA)

Our Market Looks System enables member firms to get real-time  quotes, or looks, on stocks directly from the exchange floor to the firms' upstairs  trading desk.
Our Market Looks System helps firms reduce  errors and  disseminate  information more  efficiently.  Our  NYFIX  FloorLook  product  transmits  real-time  images directly to the trading  community from the  stationary  floor booth systems and wireless handheld systems.

MOBILEBROKER (NYFIX USA)

Our  MobileBroker   wireless   handheld  allows  floor  brokers  to  effectively
communicate  with floor exchange booths and upstairs trading desks regardless of their physical location on the floor of a stock exchange.  The handheld computer transmits  looks from the floor  broker  positioned  near a  specialist  post to
upstairs  traders,   thereby  greatly  improving   communications  and  flow  of
information  from the market to the trading  desk.  The NYFIX  Handheld  product conforms to Rule 123 and is designed to be compatible with the NYSE's  reporting systems.

FLOORREPORT (NYFIX USA)

Our FloorReport system provides brokerage firms with a complete electronic order management system for exchange trading and floor operations.  Complete trade and execution information is available at a glance. The system allows firms to track the status of orders and  time-stamped  printed  tickets,  reduce  paperwork and
enable  booth  staff  to  manage  orders  more  effectively,   increasing  floor
productivity. FloorReport reduces errors and simplifies floor operations through such features as real-time average price  calculation and automatic  tracking of trade execution status. FloorReport is both Rule 123 and FIX compliant.

BREAKWATCH (NYFIX USA)

Our  BreakWatch  product is post-trade  product that  identifies  internal trade breaks,  or  errors,  on an  intra-day  basis,  thus  protecting  firms from the exposure of costly trading errors.  BreakWatch provides important  functionality in the  trade  reporting  process,  enabling  firms to  electronically  transmit written  execution report  information to Online Comparison System (OCS) as well as comparing  verbal  execution  reports from  FloorReport  with written reports transmitted to OCS.

EXCHANGE ACCESS PRODUCTS (NYFIX USA)

We developed  and offer  software to enable our  customers to  communicate  with various exchange provided execution facilities.  Many firms use systems that are based on legacy  technology,  as well as protocols used by other  exchanges.  To simplify access to all trading  venues,  we developed  translation  applications that enable our customers to access FIX protocol from legacy systems,  including
DOT, which is used by the NYSE and Amex.

NYFIX  MILLENNIUM  (NYFIX  MILLENNIUM,  NYFIX USA, NYFIX  TRANSACTION  SERVICES,
EUROLINK)

NYFIX Millennium is designed to offer users access to multiple  liquidity points through a single  terminal,  complete  anonymity and  invisibility,  intelligent
order  routing  and  the  opportunity   for  price   improvement  and  liquidity
enhancement.  NYFIX  Millennium  provides an efficient  way for major  financial
institutions   and  traders  to  obtain  the  best  match  available  for  their transactions in the listed equities marketplace. NYFIX Millennium resides in the
NYFIX network and offers matching of the following two categories of orders:

     o    Pass-through   orders  are  those  orders  that  pass  through   NYFIX
          Millennium in route to another  execution  venue,  typically the NYSE.
          The pass-through  feature provides the trader with real-time  exposure to orders that reside in NYFIX Millennium, which can lead to potential price improvement and liquidity enhancement.

     o    Conditional  orders are anonymous and invisible  orders that reside in the NYFIX Millennium

          matching engine.  Orders are electronically pegged to the price of the underlying  market  center  of  the  trader's  choice,  such  as  NYSE bid/offer  or  national  best bid price or offer  (NBBO).  To  attract matches,  the trader can offer a small price  improvement  while still trading between the bid and offer offered in the underlying market. In addition,  to optimize on the  trading  outcome,  the trader can put a number of restrictions  on an order to temporarily  suspend such order automatically  when  unfavorable  conditions  occur and add conditions designed to improve trading  results.  Examples of such conditions are size of  execution  per price  increment,  maximum  tolerable  spread, maximum price tolerance from last execution in the market, high or low price limits and other trade restrictions.

The  scope of most  ECNs and ATSs is  limited  to  matching  conditional  orders against one another. A significant advantage the NYFIX Millennium model has over these  competing  ECNs and  ATSs is its  ability  to also  execute  against  the pass-through  orders being routed through the NYFIX network.  This increases the access to liquidity and the likelihood of successful trade matches.

NYFIX  Millennium  is currently  implementing  the second phase of its marketing strategy.  The first phase focused  converting  the large existing NYFIX network orderflow to liquidity available for executions in NYFIX Millennium.  The second phase focuses on increasing the usage of NYFIX  Millennium  conditional  orders.
NYFIX  Millennium  is  aggressively  marketing  the ATS to a  variety  of firms,
including   traditional   broker   dealers,   market   makers  and   statistical
arbitrageurs.  Through the interaction of the system's various order types, such as conditional and pass-through, and continued growth of the NYFIX network share volume,  we believe that NYFIX Millennium is able to provide superior results in trade  execution  quality for  existing  NYFIX  customers,  as well as new NYFIX
Millennium participants.

SALES AND MARKETING

Our sales operation employs 52 people and is structured in four teams, including customer sales,  account  management,  project  management and central help desk operations.  The manager  and senior  members of each team have been with us for three years or more and have a track-record of  team-building,  successful sales delivery and on-going customer operations support.

We  have  been  experiencing  a  shortening  of  sales  cycles  as the  industry increasingly  employs electronic trading technology and new regulations  require intra-day electronic compliance reporting.  For new accounts, the sales cycle is generally one to six months with add-on sales of additional services to existing clients  being  shorter.  We  generally  provide our  products  and  services on three-year  subscription agreements with automatic annual renewals at the end of the initial term.

We focus on developing  customer  acceptance of our product lines with access to general  upgrades rather than individual  client  customization.  Our sales team works closely with our product  development team and several of our products and enhancements have been developed based on user-group consensus.

We maintain an in-house marketing department covering all aspects of exhibition, collateral  marketing  materials planning and production.  We focus primarily on direct  marketing  efforts  designed  to reach our target  segment of  customers rather than mass marketing,  which we believe  results in a  significantly  more effective return on our marketing investment.  In connection with the broadening of industry awareness of NYFIX Millennium, we may support certain mass marketing initiatives in  conjunction  with promoting the benefits of the ATS to a greater audience.

TECHNOLOGY

Our  technology  is  designed  to  meet  our   customers'   business  needs  for
consistently  available,  expandable,  and  cost  efficient  infrastructure  and software.  We apply what we believe to be industry best  practices in areas such
as  strategic  planning,  implementation  partnerships,   operating  procedures,
documentation  and  application  development  methodology.   Our  infrastructure
technologies  provide market participants with highly reliable  connectivity and liquidity  pools,  while  our  software  applications  provide  an  easy  to use integrated suite of desktop applications and exchange floor systems.

Throughout our operating history, we have experienced excellent retention of our technical employees.  We believe that this has enabled us to attract and develop staff,  managers and project  leaders with  extensive  technical  and  brokerage industry experience.

INFRASTRUCTURE TECHNOLOGIES

Our  underlying  infrastructure  is  implemented  to a modular or building block standard.  A  building  block  standard  consists  of  the  amount  of  storage, processing and network capacity  necessary to support a set of customers.  As we add  customers to our system,  building  blocks can be easily  inserted into our architecture to accommodate  continued  network growth and we expect the average cost per  customer to  decline.  Our  building  block  architecture  relies upon
advanced  technology   standards,   including  storage  area  networking,   high
availability  code and metropolitan  area networking using fiber optic cable. We believe that we are a technology  leader in our industry in that we maintain two fully active  production  data  centers,  either of which can support all of our current production requirements, providing 100% real-time redundancy. Later this year, we expect to implement a storage side area network using dense  wavelength division  multiplexing.  Dense wavelength division  multiplexing allows multiple channels  and  protocols of data to run over a single pair of fiber optic cables and will  enable us to increase  capacity  between  our data  centers  without a significant  increase in cost.  Our systems  and data  centers are  continuously monitored  by an automated  system that logs the  performance  of  communication lines, equipment and systems.

To  achieve   the   highest   level  of   availability,   we  rely  on  multiple
telecommunication  carriers  for data  transport  between  core data centers and customers,  including AT&T, Sprint, Worldcom,  Metromedia Fiber Networks and
Verizon. Our data volume is sufficient to allow us to diversify across carriers, decreasing  our  reliance  on any  single  telecommunication  service  provider, without losing the benefit of economies of scale.

Our equipment and systems are co-located in two independent Comdisco,  Inc. data center  facilities  in Carlstadt and North Bergen,  New Jersey.  By  co-locating equipment,  we derive operating economies while obtaining the highest quality of service available in a physical plant.  Comdisco's  around-the-clock  facilities are protected by  state-of-the-art  fire suppression and heating ventilation air conditioning (HVAC) systems and have multiple, uninterruptible sources of power, including  backup  generators  and fully  redundant  power  distribution  units.
Security   personnel,   procedures  and  video   surveillance   protect  against
unauthorized physical access to our equipment.

APPLICATION DEVELOPMENT

We work closely with our  customers  and  business  partners to develop  managed software  services that will address  unfulfilled  market needs.  We establish a business  case for each  potential  new  offering and major  software  update to ensure that any new  initiative  meets  strategic,  operational,  technical  and economic  criteria.  We have implemented  methodology  tools and procedures that have  enhanced  our ability to author  quality  products and  applications.  Our development  team uses  Rational  software  tools to  formalize  work  plans and coordinate highly complex development tasks.

Our  software is authored to take  advantage  of the FIX  protocol  and has been written in object oriented ANSI C++ language, which can run on various operating system platforms, including UNIX and Microsoft Windows. We maintain a library of reusable  program  code and use  naming  conventions,  which  facilitates  rapid application  development and provides a homogenous and familiar look and feel to our customers.  Our  standardized  approach  greatly enhances the quality of our
programs  and  products.   Our  quality  control   department  has  a  dedicated
laboratory,  which simulates the NYFIX system.  All of our new product  releases
are  tested  under  load  and  stress   conditions  using  automated  tools  for
reliability,  interoperability and defects. Our sales support, customer training and technical  engineering group provide ongoing feedback from our customer base to our product development team and quality control  department.  This allows us to  continuously  refine and enhance our products to better serve our customers'
needs.

COMPETITION

The electronic order management and delivery industry is highly  competitive and constantly evolving through technological and regulatory change. Our competition varies widely and we encounter  different  categories of  competitors to each of our product and  service  offerings.  We also face  competition  from  potential customers who choose to maintain their own  infrastructure and develop their own in-house proprietary order management software systems.

Competition  within our  industry  is based on a variety of  factors,  including product features,  product  functionality  and performance;  product quality and reliability;  price; and technical  support and customer  service.  Based on our experience, we believe that we compete effectively in each of these categories.

          We face competition in the following three areas:

     o    NETWORK  SERVICES.  Transaction  Network  Services and Global Crossing
          Ltd.  (who  recently  filed for  bankruptcy  under  Chapter  11 and is undergoing a restructuring)  are large fiber optic networks capable of carrying  multiple  types  of  financial  information.  Both of  these companies  provide basic  connectivity  offerings  for order  routing, however,  we believe  the NYFIX  network  provides  more  value  added connectivity,  with its embedded FIX  protocol  communication  and its sophisticated execution provider links.

     o    EXCHANGE  FLOORS.   We  are  a  leading  provider  of  exchange  floor
          automation  technology,  including  stationary  and  wireless  trading technologies.  While we have  technology  deployed and offer access to numerous  exchanges,  our  most  significant  presence  is in the U.S.
          listed equity market.  Member firms operate  approximately 1500 booths on the NYSE.  Most of these  firms are in the  process  of  automating their  floor  operations  and to date our  systems  automate a leading percentage of the member firms and installed  more than 500 stationary systems and deployed  over 250 handheld  devices on the NYSE  exchange floor.  The NYSE itself also offers floor  technology  to member firms and  there  are  several  other  smaller  competitors  in  this  area, including Tradeware.

     o    DESKTOP PRODUCTS. We face competition from vendors who produce desktop solutions  for  traders  who are not on the floor,  including  several vendors  in  listed  equities  such  as  Brass,  Royalblue  Group  and
          Bloomberg.  These competitors either have or are building data centers for a service  bureau  offering  and have the  ability to pass  listed orderflow through their systems to the exchange floors,  including the
          NYSE.  We believe that we compete  effectively  with these  vendors by offering  easy-to-use,  seamless  integration  with our exchange floor products and extensive electronic market connectivity.

NYFIX Millennium faces competition from traditional stock exchanges,  other ATSs and ECNs offering a variety of execution services and methods,  some focusing on retail orderflow rather than institutional orderflow.

INTELLECTUAL PROPERTY AND OTHER PROPERTY RIGHTS

The  Company   maintains  a  program  of  obtaining  and  protecting   U.S.  and
international  patents and trademarks.  The Company believes that the success of its business is not  materially  dependent  on the  existence or duration of any patent,  group of patents or  trademarks.  The  Company's  trademarks  should be available for the Company's use as long as it desires.

Despite the precautions we take to protect our intellectual  property rights, it is  possible  that  third  parties  may  copy or  otherwise  obtain  and use our proprietary  technology  without  authorization  or otherwise  infringe upon our proprietary  rights.  It is also possible  that third parties may  independently develop  technologies  similar to ours.  It may be  difficult  for us to prevent unauthorized use of our intellectual  property and we cannot assure you that the steps we take will  prevent  misappropriation  of our  technology.  In addition, litigation may be necessary in the future to enforce our  intellectual  property rights, to protect our trade secrets, to determine the

validity and scope of the  proprietary  rights of others,  or to defend  against claims of  infringement  or invalidity.  Litigation,  whether or not successful, could result in substantial costs and diversions of resources.

We may in the future receive notices of claims of infringement of other parties'
proprietary  rights.  We  cannot  assure  you that  claims  of  infringement  or invalidity,  or claims for indemnification  resulting from infringement  claims, will not be asserted or prosecuted against us. Any such claims,  with or without merit, could be time consuming to defend,  result in costly  litigation,  divert management's  attention  and  resources  or require us to enter into  royalty or licensing  agreements.  We cannot  assure you that these  royalties  or licenses would be available on reasonable terms, if at all.

GOVERNMENT REGULATION

The U.S.  securities  industry  is subject to  extensive  regulation  under both federal and state laws.  In addition,  the  Securities  and Exchange  Commission
("SEC"), the NASD, other self-regulatory organizations,  commonly known as SROs, such as the various stock exchanges,  and other regulatory bodies, such as state
securities   commissions,   require  strict  compliance  with  their  rules  and
regulations.  As a matter of public policy,  regulatory  bodies are charged with safeguarding  the integrity of the  securities and other  financial  markets and with protecting the interests of investors  participating in those markets,  not protecting  creditors or stockholders of broker-dealers.  Companies that operate in the securities industry are subject to regulation  concerning many aspects of their business,  including trade practices,  capital structure, record retention and the conduct of directors, officers and employees. Failure to comply with any of these laws, rules or regulations could result in censure,  fine, the issuance of  cease-and-desist  orders  or  the  suspension  or  disqualification  of  our directors,  officers or employees. Neither we nor any of our directors, officers or employees are currently subject to any cease-and-desist  orders,  suspensions or disqualifications  under the rules of any of these regulatory  organizations.
An  adverse  ruling in the  future  against  us or our  directors,  officers  or employees,  including censure or suspension,  could result in us, our directors, officers  and  other  employees  being  required  to pay a  substantial  fine or settlement, and could result in their suspension or expulsion.

The  regulatory  environment  in which we operate  is  subject  to  change.  Our profitability  may  be  adversely  affected  as  a  result  of  new  or  revised
legislation  or   regulations   imposed  by  the  SEC,  other  U.S.  or  foreign
governmental  regulatory  authorities  or the  NASD.  We may  also be  adversely affected by changes in the  interpretation  or  enforcement of existing laws and rules by these  governmental  authorities and the NASD.  Additional  regulation, changes in existing laws and rules, or changes in interpretations or enforcement of existing  laws and rules often  directly  affect the method of operation  and profitability  of  securities  firms.  We cannot  predict  what  effect any such changes might have.

Our  business,  both directly and  indirectly,  relies on the Internet and other electronic  communications  gateways.  We  intend  to  expand  our use of  these gateways.  To date,  the use of the  Internet  has  been  relatively  free  from regulatory  restraints.  However,  the SEC,  SROs and  states are  beginning  to address  regulatory  issues  that may  arise in  connection  with the use of the
Internet.  Accordingly,  new regulations or interpretations  may be adopted that constrain our own and our customers  abilities to transact  business through the
Internet or other electronic communications gateways.

New regulations governing the recording and transmission of orders to and on the
NYSE floor were adopted in early 2001. These  regulations are known as Rule 123.
The first phase of Rule 123 requires all orders received on the NYSE floor to be input into an  electronic  order  management  system for better  monitoring  and tracking of trades. The second phase of Rule 123 requires all orders sent to the
NYSE to be sent  electronically.  Rule 123  required  that all NYSE member firms adopt electronic order management systems by September 10, 2001. We believe that
Rule 123  regulations  will have a positive  impact on our  business  because we already  produce  systems  capable  of  meeting  and  exceeding  the  regulatory requirements,  with  many  additional  features  designed  to  reduce  error and maximize customer efficiency.

PRODUCT PRODUCTION

The Company designs, develops and produces its proprietary software and hardware products at its facility in Stamford,  Connecticut. The Company is not dependent upon any one  supplier,  vendor or  subcontractor  for any of its  manufacturing components.

MAJOR CUSTOMERS

Information about the Company's  dependence on major customers relating to sales and accounts receivable is contained in "Note 10 - Major Customers" appearing in the consolidated financial statements as noted in the Index appearing under Item
14 (a) (1).

EMPLOYEES

As of March 15, 2002 the Company had 178 full-time  employees,  including  NYFIX
Millennium, which became an 80% owned subsidiary effective February 1, 2002. Our employees are not  represented  by any  collective  bargaining  organization  or covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.

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

ITEM 2. PROPERTIES

The Company maintains its executive offices and production  facilities in leased premises at 333 Ludlow Street,  Stamford, CT 06902 and its European Sales Office
in London,  England. The Company's U.S.  headquarters  consists of approximately
13,800 square feet at a current annual rental of $352,000,  expiring on February
28, 2005,  and  approximately  7,100 square feet at a current  annual  rental of
$271,000,  expiring on May 31, 2005. The Company's London office lease, expiring on June 6, 2009,  is for  approximately  5,500 square feet at a yearly rental of
$120,000,  excluding local taxes. The Company sublets a portion of the space for an annual  rental  income of $33,000,  excluding  local taxes.  The Company also rents  office  space at 100 Wall  Street,  New York,  NY 10005 of  approximately
17,000  square feet for an annual  rental of $599,000,  expiring on November 29,
2005,  and 4,800 square feet for an annual rental of $145,000,  expiring on July
23, 2005.  The Company  subleases  half of its space at 100 Wall Street to NYFIX
Millennium  on a  month-to-month  basis.  The  Company  leases  office  space of approximately 2,900 square feet at 20 North Wacker Drive,  Chicago, IL 60606 for an annual rental of $83,000.  The Company  leases office space of  approximately
2,700 square feet at 595 Market Street,  San  Francisco,  CA 94105 for an annual rental of $78,000, expiring on December 31, 2004. We believe that the facilities described above are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal  proceedings  that are currently  pending or, to the
Company's knowledge, contemplated against the Company or to which it is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION
The Company's common stock is traded on the Nasdaq Stock Market under the symbol
NYFX.  The  following  table  sets  forth the high and low sales  prices for the common stock, for the periods presented, as reported by the Nasdaq.

PRICES OF COMMON STOCK
                                              High             Low
2001

First Quarter                             $     34.88      $   19.88
Second Quarter                            $     32.00      $   16.75
Third Quarter                             $     26.28      $   12.10
Fourth Quarter                            $     23.49      $   11.33

                                              High           Low
2000

First Quarter*                            $     43.67      $   14.17
Second Quarter                            $     44.38      $   20.69
Third Quarter                             $     46.31      $   29.63
Fourth Quarter                            $     45.81      $   18.00

*  Restated for 3 for 2 stock split in the form of a stock dividend effective
4/4/2000

(B) HOLDERS
At March 19, 2002 the records of the Company's  transfer  agent  indicated  that there were 410 holders of record of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

                                                                                Year Ended December 31,
                                                  ---------------------------------------------------------------------------------
                                                      2001             2000            1999              1998             1997
                                                      ----             ----            ----              ----             ----
Total revenues                                    $ 41,397,417     $ 23,980,167     $ 12,209,451     $  6,235,393      $  5,006,017
Gross profit                                      $ 32,066,145     $ 17,602,815     $  8,443,864     $  3,702,684      $  2,325,879
Earnings (loss) from operations                   $ 13,140,160     $  6,474,494     $  1,194,166     $ (2,226,337)     $ (2,712,109)
Net earnings (loss)                               $  8,135,924     $  5,676,427     $    960,419     $ (2,233,809)     $ (2,594,040)
Net earnings (loss) per common share:
      Basic                                       $       0.30     $       0.23     $        .04     $      (0.11)     $      (0.14)
      Diluted                                     $       0.29     $       0.21     $        .04     $      (0.11)     $      (0.14)

At year end:
Cash and cash equivalents                         $  4,967,537     $  4,866,629     $  1,565,649     $  3,948,004      $  2,141,307
Short-term investments                            $ 28,973,685             --               --               --                --
Working capital                                   $ 47,512,603     $  9,158,936     $  4,512,985     $  5,970,449      $  3,803,403
Property and equipment, net                       $ 14,366,097     $ 11,472,473     $  5,873,037     $  2,854,131      $  1,361,707
Total assets                                      $108,571,648     $ 57,558,350     $ 38,828,025     $ 12,997,519      $  7,547,263
Long-term debt, including current portion         $  1,500,784     $  3,822,919     $  2,500,000     $  1,800,000      $     93,564
Shareholders' equity                              $ 99,241,696     $ 42,227,734     $ 29,885,280     $  8,118,749      $  5,901,733

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the
United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities  and the disclosure of contingent  assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its  estimates and  judgments,  including  those related to accounts  receivable
reserves,   investments,   long-lived  assets,   revenue  recognition,   product
enhancement  costs,  income  taxes  and  contingencies.   Management  bases  its
estimates and judgments on  historical  experience  and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for  making  judgments  about the  carrying  values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management  believes the following critical accounting  policies,  among others, affect its more  significant  judgments and estimates used in the preparation of its  consolidated  financial  statements.  For  a  detailed  discussion  on  the application of these and other accounting  policies,  see Note 2 in the Notes to the Consolidated  Financial  Statements in Item 14 of this Annual Report on Form
10-K.

ACCOUNTS RECEIVABLE RESERVES

The Company  continuously  monitors  collections and payments from our customers and maintains a provision for estimated  credit losses based upon our historical experience and any specific customer  collection issues that we have identified.
While  such  credit  losses  have   historically   been  within  the  provisions
established,  we cannot  guarantee  that we will continue to experience the same credit loss rates that we have in the past.  If the  financial  condition of the
Company's  customers  were to  deteriorate,  resulting in an impairment of their ability to make payments, additional allowances may be required.

INVESTMENTS

The Company holds an ownership interest in NYFIX Millennium, 50% at December 31,
2001, and 80% effective  February 1, 2002. The Company's  policy is to record an investment  impairment  charge when it believes an investment has  experienced a decline in value that is other than temporary.  Future adverse changes in market conditions,  poor operating  results or a failure of the business model of NYFIX
Millennium  could result in losses or an inability to recover the carrying value of the  investments,  thereby  possibly  requiring an  impairment  charge in the future.

LONG-LIVED ASSETS

The Company periodically reviews the carrying value of our long-lived assets and investments  for  continued  appropriateness.  This  review  is  based  upon our projections  of  anticipated  future  cash  flows.  While  we  believe  that our estimates of future cash flows are reasonable,  different  assumptions regarding such cash flows could materially affect our evaluations.

REVENUE RECOGNITION

The  Company's  revenues  comprise  subscription,  sales  and  service  contract revenue.  Sales are  generally  recorded  upon  shipment  of the  product to and acceptance by customers. Sales revenue, which is comprised of software sales and capital  equipment  sales,  is generated  primarily by sales to customers in the futures,  options and currencies trading market.  Subscription revenue contracts are primarily with brokerage  firms,  international  banks and global  exchanges trading in equities,  and are  generally  for an initial  period of one to three years with one to three year renewal periods. Subscription revenue is recognized ratably over the life of the  subscription  agreements with customers and begins once  installation is complete.  Revenue from service  contracts is comprised of maintenance contracts for capital sales equipment and subscription equipment and is recognized ratably over the period the services are performed. Amounts billed in advance for service and subscription  contracts are deferred and reflected as advance billings.

PRODUCT ENHANCEMENT COSTS

The Company's policy on product  enhancements costs determines the timing of our recognition of certain  development  costs. In addition,  this policy determines whether the cost is classified  as deferred  product  enhancements  costs on our balance sheet or research and development expense. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or  capitalization,  as well as the determination of which enhancements significantly enhance the functionality or significantly extend the life of our products.  The  establishment of  technological  feasibility and the ongoing assessment of recoverability of capitalized  software  development costs require  judgment  by  management  with  respect  to certain  external  factors, including  but not limited  to,  anticipated  future  gross  revenue,  estimated economic  life,  customer  requirements  and  changes in software  and  hardware technologies.

INCOME TAXES

The Company's income tax policy is to record the estimated future tax effects of temporary  differences  between  the tax bases of  assets  and  liabilities  and amounts reported in the accompanying  consolidated  balance sheets.  The Company evaluates the  recoverability  of tax assets  recorded on the balance sheets and provides allowances as required.

CONTINGENCIES

Contingencies  are recorded as liabilities  when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. Disclosure is required when there is a reasonable  possibility  that the ultimate loss will exceed the recorded provision.  The Company uses outside counsel to assist it in various

matters  including  securities and Securities  and Exchange  Commission  ("SEC")
regulations,  acquisitions,  trademark, patent and personnel matters. Management relies on the  professional  judgment  of  outside  counsel  and well as its own assessment in determining whether contingencies should be recorded.

OVERVIEW

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
Subscription  revenues are recognized ratably over the lives of the subscription agreements  with  customers  and begin  once  installation  is  complete.  Sales revenue,  which is comprised of software sales and capital  equipment  sales, is generated primarily by sales to customers in the futures, options and currencies trading market, and is recognized upon shipment of the product and acceptance by the customer. Service contract revenue is comprised of maintenance contracts for capital sales  equipment and  subscription  equipment and is recognized  ratably over the  period  that the  service is  provided.  Service  contract  revenue on subscription  contracts is charged to customers  as a fixed  percentage  of such contracts.

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

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES
Subscription  revenue  increased 81% to $28,955,000 in 2001, from $15,955,000 in
2000, principally due to increased demand among existing customers, and also the addition of new  customers  and new product  offerings  sold to existing and new customers. As a percentage of total revenues,  subscription revenue increased to
70% in 2001 from 67% in 2000.

Sales revenue  increased 60% to $8,123,000 in 2001, from $5,089,000 in 2000. The increase  in  sales  revenue  is  principally  due to  customer  demand  for the
Company's Order Book Management  System ("OBMS")  derivatives  trading  software products and the sale of equity technology fees, offset in part by a decrease in hardware sales. As a percentage of total revenue, sales revenue decreased to 20%
in 2001, from 21% in 2000, with software sales  comprising the majority of sales revenue.

Service  contracts  revenue increased 47% to $4,319,000 in 2001, from $2,936,000 in 2000,  principally due to an

increase in  subscription  contract  revenue.  As a percentage of total revenue, service contract revenue  comprised 10% of total revenue,  as compared to 12% in
2000.

COST OF REVENUES AND GROSS PROFIT
Gross profit as a percentage of total revenues increased to 77% in 2001 from 73%
in 2000, as gross profit on a percentage  basis  improved for both  subscription and sales revenues. The increase in gross profit percentage principally resulted from an increase in the amount of higher  margin  software  installations.  On a dollar basis, gross profit improved for all three revenue categories,  which was offset somewhat by increased communication charges relating to increased desktop connections,  higher labor costs due to  increased  service  contract  revenues,
increased   depreciation  expense  for   subscription-based   equipment  due  to
additional  units being placed into service and higher  amortization  expense of product enhancement costs. Included in cost of revenues was amortization expense of product  enhancement  costs of $1,773,000  and  $1,185,000 for 2001 and 2000, respectively.  Also  included in cost of revenues was  depreciation  expense for subscription-based  equipment of $2,060,000  and  $1,257,000  for 2001 and 2000, respectively.  The Company  obtains its materials and supplies from a variety of vendors  in the U.S.  and  Asia and did not  experience  any  significant  price increases in its component parts purchased during 2001.

SELLING, GENERAL AND ADMINISTRATIVE
Selling,  general and  administrative  expenses  increased 68% to $15,841,000 in
2001, from  $9,419,000 in 2000, but decreased  slightly as a percentage of total revenues to 38% in 2001 from 39% in 2000. The dollar increase reflects increased salaries and  commissions,  related  personnel  costs,  rent expense and various office  expenses  due to an  increase in  personnel  of 24% in 2001 from 2000 to support the Company's growth. Also increasing were non-recoverable communication fees, and software  support and  maintenance  contract fees due to the continued
investment in the Company's infrastructure.

RESEARCH AND DEVELOPMENT
Research and development  expenses  decreased to $452,000 in 2001, from $454,000 in 2000,  primarily as a result of the Company's focus on enhancing its existing product lines to allow current and  prospective  customers to be more  efficient and productive in their  businesses.  As stated above,  amortization  of product enhancement costs is reflected in cost of revenues.

DEPRECIATION AND AMORTIZATION
Depreciation  and  amortization  expenses  increased 110% to $2,633,000 in 2001, from $1,255,000 in 2000, reflecting  principally the continued investment in the
Company's  infrastructure,  in addition to administrative  support equipment and leasehold improvements to support the Company's growth.

INTEREST EXPENSE
Interest  expense  increased  3% to  $343,000  in 2001,  from  $333,000 in 2000, principally  as a result of increased  interest on capital lease  obligations of
$126,000,  offset by a $116,000  decrease in other  interest  expense due to the payoff of the Company's line of credit during July 2001.

INVESTMENT INCOME
Investment  income  increased  400% to $780,000 in 2001,  from $156,000 in 2000, principally due to interest and dividends earned on the Company's investments in cash equivalents and marketable securities.

PROVISION FOR INCOME TAXES
The provision for income taxes increased to $5,427,000 in 2001, from $601,000 in
2000.  Commencing in 2001, the Company is subject to full  statutory  income tax rates as  compared  to the prior  periods  in which  the  Company  utilized  the benefits of available net operating loss carryforwards.  The Company's effective tax rate of 40% in the current year exceeds the Federal statutory rate primarily due to state income taxes.

EVENTS OF SEPTEMBER 11TH
The  events  of  September  11,  2001,  did not have a  material  effect  on the
Company's financial position,  results of operations,  or cash flows. Management believes  that these events have not impacted our overall  growth  outlook.

The  Company  credits  the  ongoing  investment  in  state-of-the-art  redundant data-centers  and  network  infrastructure  for our  ability  to  maintain  100%
effective  operations  across all products and services  throughout the month of
September.  While the Company  worked around the clock to assist many clients in recovery testing, and in some cases establishing temporary emergency operations, the Company opted not to charge any customers  one-time fees in connection  with these efforts.  The Company also did not incur any material incremental expenses in connection with the events of September 11, 2001.

Although the events of September 11, 2001 did not have a direct  material effect on the  Company's  results of  operations,  they did have an effect on the NYFIX
Millennium  Alternative  Trading  System  (ATS),  which  the  Company  had a 50%
ownership  interest at December 31, 2001. After roll-out efforts were stalled by the tragic events of September 11th,  NYFIX  Millennium usage increased later in the fourth quarter, bringing the system back to initial execution levels.

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

Sales revenue  increased 37% to $5,089,000 in 2000, from $3,715,000 in 1999. The increase  in  sales  revenue  is  principally  due to  customer  demand  for the
Company's OBMS derivatives  trading software products.  As a percentage of total revenue,  sales  revenue  decreased to 21% in 2000,  from 30% in 1999,  which is consistent with the Company's  transition to a  subscription-based  model,  with software sales comprising the majority of sales revenue.

Service  contracts  revenue increased 67% to $2,936,000 in 2000, from $1,761,000 in 1999,  principally due to an increase in subscription  contract  revenue.  In
2000,  service contract revenue  comprised 12% of total revenue,  as compared to
14% in 1999.

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

INVESTMENT INCOME
Investment  income  increased  38% to $156,000 in 2000,  from  $113,000 in 1999, principally due to higher average cash balances maintained by the Company during the year ended December 31, 2000 versus the comparable period in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

In June 2001, the Company raised $57,284,000 from a follow-on public offering of
3,000,000 shares of its common stock, net of expenses.  The Company is using the net proceeds for working capital, to purchase shares of its common stock and for other general corporate purposes. The Company is also using a portion of the net proceeds  for  acquisitions  of  businesses,  products and  technologies  or the establishment  of joint  ventures that are  complementary  to our  business.  As described  in  Note  21 to the  Consolidated  Financial  Statements,  Subsequent
Events,  the Company is  committed  to expend  funds of  $15,000,000  on certain acquisitions  subsequent to year-end. The funds have come or will come primarily from liquidating available-for-sale marketable securities. At December 31, 2001, the cash and cash equivalents balance increased to $4,968,000 from $4,867,000 at
December  31,  2000  primarily  as a result  of net  proceeds  from  the  public offering,  the  exercise  of  stock  options  and  cash  provided  by  operating activities,  offset by purchases of available-for-sale marketable securities and treasury stock, capital  expenditures,  a subordinated loan to NYFIX Millennium, the  acquisition  of other assets to support the  Company's  infrastructure  and repayments under loan and capital lease obligations.

On March 6, 2002,  the Company  announced  that it had acquired a 40%  ownership interest in EuroLink Network, Inc. ("EuroLink"),  a privately held company based in Madrid,  Spain,  which offers  direct  electronic  access to the U.S.  equity markets  from Europe.  The Company  acquired its interest in return for granting licensing  and  distribution  rights  and  $4,000,000.  Under  the  terms of the agreement, EuroLink will offer the Company's equity terminals, market access and services to the European marketplace,  primarily on a transaction fee basis. The terms of the  agreement  give the Company the option to increase  its  ownership interest in EuroLink to 80% at a later date.

On March  12,  2002,  the  Company  announced  that it had  signed a  definitive agreement to acquire Javelin  Technologies,  Inc. ("Javelin").  Javelin,  widely known as one of the pioneers in FIX (Financial  Information  exchange  Protocol)
technology,  has over  1,000  installations  at more  than 300  leading  buy and sell-side institutions,  exchanges and ECNs, including over 50 clients in Europe and 20 in Asia.  Javelin  possesses  the leading  market-share  in the  buy-side institutional  market for  electronic  order routing  enabling  technology.  The
Company  will  finance  the  transaction  with a  combination  of  approximately
$11,000,000  cash and the issuance of common stock with a value of approximately
$44,000,000.  The cash  portion will be financed  through  available  funds.  In addition,  the  Company  has  negotiated  an earn-out  based on  Javelin's  2002 revenues. The transaction is scheduled to close on March 31, 2002.

Some of the Company's key considerations for the acquisition of Javelin include:
increased  connectivity  to  the  buy-side  institutional  market;  consolidated product offering; cross-selling of core products and transaction services; and a single  point of  electronic  exchange  access  across  all major  domestic  and international  equity  and  derivatives  exchanges.  The plan is to embed  NYFIX
Millennium capabilities in Javelin products,  which should reduce implementation time of the NYFIX Millennium ATS throughout the financial industry.

As a  result  of the  Company's  acquisition  of an  inactive  broker-dealer  in
December 2001,  subsequently  named NYFIX  Transaction  Services,  Inc., and the agreement with EuroLink noted above, the Company expects to record transactional revenue beginning in 2002. NYFIX Transaction Services is ready to move into full operational  status  immediately  upon NASD  approval of its pending  membership application.  If NASD  broker-dealer  status is  granted  by early in the second quarter of 2002, NYFIX  Transaction  Services is expected to make a contribution to earnings in the second  quarter and beyond.  In addition,  as a result of the
Company's  increase in ownership interest in NYFIX Millennium to 80% on February
1, 2002 (see Note 21 to the Consolidated Financial Statements), the Company will begin consolidating NYFIX Millennium's financial results effective on that date.
Although NYFIX Millennium is experiencing  increasing volumes and increasing its revenues,  it is not expected to have a significant impact on first quarter 2002 results.  The Company expects NYFIX  Millennium to make solid  contributions  to earnings in the second quarter and beyond.

At December 31, 2001, the Company had invested $28,974,000 in current marketable security  instruments,  having  interest  rates  ranging  from  1.30% to  5.05%,
$2,214,000 in a tax-free  money fund with an average yield of 0.96% and $552,000 in money market funds with a 30 day yield of 1.73%.

At December 31, 2001, the Company had total debt of $1,501,000, which represents amounts  outstanding under capital lease obligations.  At December 31, 2001, the
Company  had no  material  commitments  for capital  expenditures  or  inventory purchases.

On July 13,  1998,  the Company  entered  into a  three-year  $3 million line of credit agreement with a financial  institution.  Outstanding  indebtedness under the credit  agreement  bore  interest  at either  LIBOR plus 1.25% or the bank's prime rate, at the Company's  discretion.  The Company drew down an aggregate of
$1,800,000  under the agreement  during 1998 and an additional  $700,000  during
1999.  Repayment  of principal  commenced  on July 30, 2000 with twelve  monthly installments  of $83,333 with the  remaining  balance due on July 30, 2001.  The
Company repaid the remaining balance of $1,500,000 in full on July 17, 2001. The debt was personally secured by a non-employee shareholder of the Company and the
Company's   president.   In  consideration  for  securing  the  Agreement,   the
non-employee  shareholder and president  received  337,500 and 56,250  warrants, respectively,  to purchase the Company's common stock at approximately $2.83 per share, which was the market value of the Company's common stock on the date such warrants were issued.  The expense related to the warrants issued was recognized over the three-year term of the Agreement.

The Company believes it has sufficient liquidity,  including cash generated from operations and issuances of common stock, to support its cash needs for at least the next twelve months.

The following summarizes the Company's  contractual  obligations at December 31,
2001, and the effect such  obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                                                               Payments Due In
                                       --------------------------------------------------------------
                                                                                               After
                                        2002          2003          2004          2005         2005
                                        ----          ----          ----          ----         ----

          Capital leases               $1,058        $  559        $   11        $ --          $ --
           Non-cancelable
              operating leases          2,405         2,043         1,893         1,095           312
                                       ------        ------        ------        ------        ------
          Total obligations            $3,463        $2,602        $1,904        $1,095        $  312
                                       ======        ======        ======        ======        ======

As  mentioned  above,  the  Company is also  obligated  to expend  approximately
$15,000,000 in cash on acquisitions made in 2002.

WORKING CAPITAL
At December 31, 2001 and 2000,  the Company had working  capital of  $47,513,000 and $9,159,000,  respectively,  representing a 419%  improvement.  The Company's present capital  resources  include  proceeds from internal  operations and from issuances of common stock.

CASH PROVIDED BY OPERATING ACTIVITIES
During 2001, net cash provided by operations was  $10,625,000 as compared to net cash provided by operations of $9,432,000 in 2000. The increase is primarily due to the 43% increase in net earnings,  to $8,136,000 in 2001,  from $5,676,000 in
2000.  The  increase is also due to an increase in accounts  payable and accrued expenses of $2,286,000,  offset by a decrease in advance billings of $5,697,000, an increase in accounts receivable of $1,124,000, and an increase in prepaid and other current assets of $1,292,000.  The increase in accrued  expenses  reflects increased tax liabilities due to increased sales and profitability. The decrease in advance  billings  reflects a change in the  Company's  procedure for advance billings on subscription contracts,  from issuing the invoices at the end of the prior quarter to issuing the invoices at the  beginning of the current  quarter.
The increase in accounts  receivable is due primarily to increased  sales offset by the advance billing method change  described  above.  The increase in prepaid and other  current  assets is due in part to an increase in certain  receivables from telecommunication providers.

CASH USED IN INVESTING ACTIVITIES
During 2001 and 2000, net cash used in investing  activities was $48,135,000 and
$9,387,000,  respectively.  The  increase is  primarily  due to the  $28,974,000 invested in current marketable  securities,  payments for purchases of equipment related to the Company's data center and  subscription  equipment of $7,121,000, payments  related  to  product  enhancement  costs  for  the  Company's  product portfolio  of  $2,806,000,  along with a  subordinated  loan of  $6,000,000  and advances of $3,237,000 made to NYFIX Millennium.

CASH PROVIDED BY FINANCING ACTIVITIES
During 2001 and 2000, net proceeds from financing  activities  were  $37,612,000 and $3,256,000,  respectively. During 2001, net proceeds of $57,264,000 from the follow-on public offering and $2,293,000 from the exercise of stock options were partially  offset by purchases  of treasury  shares of  $19,100,000,  repayments under the revolving  line of credit of $2,000,000  and principal  payments under capital lease obligations of $846,000.

SEASONALITY

The Company  believes  that its  operations  are not  significantly  effected by seasonality.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued two new pronouncements: SFAS No. 141 ("SFAS 141"),
"Business  Combinations,"  and SFAS No. 142 ("SFAS  142"),  "Goodwill  and Other
Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business  combinations  accounted for by the purchase  method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other intangible  assets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  The Company has adopted  SFAS 141 and SFAS 142. As of December  31,
2001,  the  Company  did not  have any  goodwill  recorded  on its  consolidated financial  statements,  but will have  goodwill as a result of the  acquisitions made  subsequent to year-end (see Note 21). The Company is currently  evaluating the impact of SFAS 142 on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"),  "Accounting for the
Impairment of Long-Lived  Assets," which  supercedes  SFAS No. 121 ("SFAS 121"),
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed  of," and the  accounting  and  reporting  provisions of APB No. 30,
"Reporting  the Results of  Operation  - Reporting  the Effects of Disposal of a
Segment of a Business,  and  Extraordinary,  Unusual and Infrequently  Occurring
Events and Transactions," for the disposal of a segment of a business.  SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues  associated with that  Statement.  SFAS 144 is effective for fiscal years beginning  after  December 15,  2001.  The Company  adopted  SFAS 144  effective
January  1,  2002.  The  adoption  of SFAS  144 did not  have an  impact  on the financial position, results of operations, or cash flows of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  The  Company  is  exposed  to  market  risk principally  through  changes in  interest  rates,  equity  prices  and  foreign currency  exchange rates.  Interest rate exposure is principally  limited to the
$29.0 million of current marketable securities and $5.0 million of cash and cash equivalents  invested at December 31,  2001.  Risk is limited on $9.0 million of the  marketable  securities  due to the fact that it is  invested  in an insured municipal bond  portfolio and no more than 5% of the Company's  portfolio can be invested in any one security issue.

The remaining  $20.0 million of current  marketable  securities is invested in a quoted  fund that is managed by an  institution  (the  "Fund")  which  primarily invests in investment grade securities,  with up to a maximum of 10% invested in high yield securities rated B or higher.

The fair value of the  Company's  investment  portfolio  at December  31,  2001, approximated  carrying  value  due to its  short-term  duration.  The  potential decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the marketable  securities  contained in the investment  portfolio and cash funds would not be material to earnings,  cash flows or fair value. Current marketable  securities  at December  31,  2001,  are recorded at a fair value of
$29.0  million,  net of an  unrealized  loss of  $60,000.  $20.0  million of the securities  has exposure to price risk.  The  estimated  potential  loss in fair value  resulting  from a  hypothetical  10% decrease in the quoted price is $2.0 million.

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

See index to Financial Statements on Page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE

As previously reported by the Company in its Current Report on Form 8-K filed on
April 28, 2000.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference to the
Section   entitled  "Proposal  No. 1 - Election  of  Directors"  and  "Executive
Compensation"  in the  Company's  Proxy  Statement  for the June 10, 2002 Annual
Meeting of Stockholders, to be filed with the Securities and Exchange Commission no later than April 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the
Section entitled  "Executive  Compensation" in the Company's Proxy Statement for
the  June  10,  2002  Annual  Meeting  of  Stockholders,  to be  filed  with the
Securities and Exchange Commission no later than April 30, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the
Section entitled  "Security  Ownership" of the Company's Proxy Statement for the
June 10, 2002 Annual  Meeting of  Stockholders,  to be filed with the Securities and Exchange Commission no later than April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the
Section  entitled  "Certain  Relationships  and  Related  Transactions"  in  the
Company's Proxy Statement for the June 10, 2002 Annual Meeting of  Stockholders,
to be filed with the Securities and Exchange  Commission no later than April 30,
2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT
------------------------------------------

            (1) Financial Statements
                        See index to Financial Statements on Page 32.

            (2) Financial Statement Schedules
                        Supplemental  schedules are omitted because they are not
            required,  inapplicable or the required  information is shown in the consolidated financial statements or notes thereto.

            (3) Exhibits *

                     3.1    Composite  Certificate  of  Incorporation  of NYFIX,
                             Inc.  (Exhibit 3.1 to  Registrant's  Form S-3 filed
                             June 1, 2001).

                     3.2    By-Laws of NYFIX,  Inc. (Exhibit 3.2 to Registrant's
                             Form 10 filed March 5, 1993).

                     4.1    Rights  Agreement  between Chase Mellon  Shareholder
                             Services,  L.L.C.  (now  known as  Mellon  Investor
                             Services)  and the  Registrant  dated  September 1,
                             1997  (Exhibit  2  to   Registrant's   registration
                             statement on Form 8-A12B filed September 10, 1997).

                     4.2    First  Amendment to Rights  Agreement  between Chase
                             Mellon Shareholder  Services,  L.L.C. (now known as
                             Mellon Investor  Services) and the Registrant dated
                             October  25,  1999   (Exhibit  3  to   Registrant's
                             registration   statement  on  Form  8-A12B/A  filed
                             November 3, 1999).

                    10.1    Employment Agreement between Peter K. Hansen and the
                             Registrant  dated  June 24,  1991  (Exhibit  3.2 to
                             Registrant's Form 10 filed March 5, 1993).

                    10.2    Limited  Liability  Company  Operating  Agreement of
                             NYFIX Millennium, L.L.C. (Exhibit 10.4 to Company's
                             Annual  Report  on Form  10-K  for the  year  ended
                             December 31, 1999).

                    10.3    NYFIX,  Inc. 2001 Stock Option Plan (Exhibit 10.1 to
                             the Registrant's  Quarterly Report on Form 10-Q for
                             the quarterly period ended June 30, 2001).

                    10.4    Amended and  Restated  1991  Incentive  Stock Option
                             Plan of NYFIX,  Inc. (Exhibit 10.3 to the Company's
                             Annual  Report on Form  10-KSB  for the year  ended
                             December 31, 1996).

                    10.5    Amendment  No.  1  to  Amended  and  Restated   1991
                             Incentive  and   Nonqualified   Stock  Option  Plan
                             (Exhibit  10.4 to the  Company's  Annual  Report on
                             Form 10-K for the year ended December 31, 2000).

                    10.6    Amendment  No.  2  to  Amended  and  Restated   1991
                             Incentive  and   Nonqualified   Stock  Option  Plan
                             (Exhibit  10.5 to the  Company's  Annual  Report on
                             Form 10-K for the year ended December 31, 2000).

                    10.7    Subordinated  Loan  Agreement  for  Equity  Capital,
                             dated October 30, 2001,  between the Registrant and
                             NYFIX  Millennium,  L.L.C.  (Exhibit  10.1  to  the
                             Company's Form 8-K filed February 14, 2002).

                    21.1    Subsidiaries  of the  Registrant  (Exhibit  21.1  to
                             Company's  Annual  Report  on Form  10- KSB for the
                             year ended December 31, 1994).

                    23.1    Consent of Deloitte & Touche LLP **

                    24.1    Power of Attorney (see signature page) **

                    -----------------
 * - Except as  noted,  all  exhibits  have been  previously  filed.  ** - Filed herewith.

(B) REPORTS ON FORM 8-K
-----------------------

            None

                                   SIGNATURES

            Pursuant  to  the  requirements  of  Section  13  or  15(d)  of  the
Securities  Exchange Act of 1934,  the  Registrant  has caused this report to be signed this 28th day of March 2002 on its behalf by the  undersigned,  thereunto duly authorized.

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

/s/ Peter Kilbinger Hansen           Chairman of the Board                        March 28, 2002
--------------------------           (Principal Executive Officer)
Peter Kilbinger Hansen

/s/ Richard A. Castillo              Chief Financial Officer & Secretary      March 28, 2002
-----------------------              (Principal Financial Officer and Principal
Richard A. Castillo                  Accounting Officer)

/s/ George O. Deehan                 Director                                     March 28, 2002
--------------------
George O. Deehan

/s/ William J. Lynch                 Director                                     March 28, 2002
--------------------
William J. Lynch

/s/ Carl E. Warden                   Director                                     March 28, 2002
------------------
Carl E. Warden

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Independent Auditors' Report.................................................33

Financial Statements:

   Consolidated Balance Sheets at December 31, 2001 and 2000.................34

   Consolidated Statements of Earnings for the Years Ended
        December 31, 2001, 2000 and 1999.....................................35

   Consolidated Statements of Shareholders' Equity for the Years Ended
        December 31, 2001, 2000 and 1999.....................................36

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001, 2000 and 1999.....................................37

Notes to Consolidated Financial Statements...................................38

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
NYFIX, Inc.
Stamford, Connecticut

We have audited the accompanying  consolidated balance sheets of NYFIX, Inc. and subsidiary  as of  December  31,  2001 and 2000,  and the  related  consolidated statements  of earnings,  shareholders'  equity,  and cash flows for each of the three years in the period ended December 31, 2001. These consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audits.

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

In our opinion,  such consolidated  financial  statements present fairly, in all material  respects,  the financial  position of NYFIX, Inc. and subsidiary as of
December 31, 2001 and 2000,  and the results of their  operations and their cash flows for each of the three  years in the  period  ended  December  31,  2001 in conformity with accounting principles generally accepted in the United States of
America.

                                                      DELOITTE & TOUCHE LLP

Stamford, Connecticut
March 8, 2002
(March 14, 2002 as to Note 21)

                                                     NYFIX, INC. AND SUBSIDIARY
                                                    CONSOLIDATED BALANCE SHEETS
                                                     DECEMBER 31, 2001 AND 2000

ASSETS                                                                                                    2001             2000
                                                                                                    -------------    -------------

CURRENT ASSETS
   Cash and cash equivalents                                                                        $   4,967,537    $   4,866,629
   Short-term investments in marketable securities                                                     28,973,685             --
   Accounts receivable - less allowance of $511,000 and $421,000                                       12,949,485       12,058,370
   Inventory, net                                                                                       1,599,592        1,742,823
   Prepaid expenses and other current assets                                                            2,138,912          847,255
   Due from NYFIX Millennium                                                                            5,221,736        1,985,081
   Deferred income taxes                                                                                  443,000        1,859,000
                                                                                                    -------------    -------------
                     Total Current Assets                                                              56,293,947       23,359,158
PROPERTY AND EQUIPMENT, net                                                                            14,366,097       11,472,473
INVESTMENT IN NYFIX MILLENNIUM                                                                         27,500,000       19,500,000
NOTE RECEIVABLE FROM NYFIX MILLENNIUM                                                                   6,043,151             --
DEFERRED INCOME TAXES                                                                                     348,000          237,000
OTHER ASSETS                                                                                            4,020,453        2,989,719
                                                                                                    -------------    -------------
                     TOTAL ASSETS                                                                   $ 108,571,648    $  57,558,350
                                                                                                    =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                                 $   3,847,546    $   2,915,167
   Accrued expenses                                                                                     3,530,427        2,444,825
   Current portion of capital lease obligations                                                           952,176          692,525
   Current portion of long-term debt                                                                         --          2,000,000
   Advance billings                                                                                       451,195        6,147,705
                                                                                                    -------------    -------------
                     Total Current Liabilities                                                          8,781,344       14,200,222
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                                            548,608        1,130,394
                                                                                                    -------------    -------------
                     Total Liabilities                                                                  9,329,952       15,330,616
                                                                                                    -------------    -------------
 COMMITMENTS AND CONTINGENCIES (See Notes)
 SHAREHOLDERS' EQUITY
   Preferred stock - par value $1; 5,000,000 shares authorized; none issued                                  --               --
   Common stock - par value $.001; 60,000,000 authorized; 28,869,800 and 25,109,550 shares issued          28,870           25,110
   Additional paid-in capital                                                                         110,497,679       42,558,040
   Retained earnings                                                                                    8,442,406          306,482
   Due from officers and directors                                                                       (591,732)        (661,898)
   Accumulated other comprehensive loss                                                                   (35,675)            --
   Treasury stock, at cost (1,301,300 shares)                                                         (19,099,852)            --
                                                                                                    -------------    -------------
                     Total Shareholders' Equity                                                        99,241,696       42,227,734
                                                                                                    -------------    -------------
                     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 108,571,648    $  57,558,350
                                                                                                    =============    =============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                     NYFIX, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF EARNINGS
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                             2001            2000            1999
                                                                        ------------    ------------    ------------

REVENUES:
Subscriptions                                                           $ 28,955,085    $ 15,954,989    $  6,732,928
Sales                                                                      8,122,766       5,089,412       3,715,479
Service contracts                                                          4,319,566       2,935,766       1,761,044
                                                                        ------------    ------------    ------------
          TOTAL REVENUES                                                  41,397,417      23,980,167      12,209,451
                                                                        ------------    ------------    ------------
COST OF REVENUES:
Cost of subscriptions                                                      7,198,153       5,032,064       2,664,077
Cost of sales                                                                894,443         669,878         545,963
Cost of service contracts                                                  1,238,676         675,410         555,547
                                                                        ------------    ------------    ------------
         Total Cost of Revenues                                            9,331,272       6,377,352       3,765,587
                                                                        ------------    ------------    ------------
GROSS PROFIT                                                              32,066,145      17,602,815       8,443,864
                                                                        ------------    ------------    ------------
OPERATING EXPENSES:
Selling, general and administrative                                       15,841,397       9,419,182       6,289,686
Research and development                                                     452,024         454,362         297,475
Depreciation and amortization                                              2,632,564       1,254,777         662,537
                                                                        ------------    ------------    ------------
          Total Operating Expenses                                        18,925,985      11,128,321       7,249,698
                                                                        ------------    ------------    ------------
EARNINGS FROM OPERATIONS                                                  13,140,160       6,474,494       1,194,166

Interest expense                                                            (342,788)       (332,750)       (221,711)
Investment income                                                            779,648         155,947         112,807
Other (expense) income                                                       (14,456)        (20,009)         11,166
                                                                        ------------    ------------    ------------
EARNINGS BEFORE PROVISION FOR INCOME TAXES AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     13,562,564       6,277,682       1,096,428

PROVISION FOR INCOME TAXES                                                 5,426,640         601,255          94,400
                                                                        ------------    ------------    ------------
                                                                           8,135,924       5,676,427       1,002,028
EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                           --              --           (41,609)
                                                                        ------------    ------------    ------------
NET EARNINGS                                                            $  8,135,924    $  5,676,427    $    960,419
                                                                        ============    ============    ============
BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE EFFECT
OF A CHANGE IN ACCOUNTING PRINCIPLE                                     $       0.30    $       0.23    $       0.05
                                                                        ============    ============    ============
BASIC EARNINGS PER COMMON SHARE                                         $       0.30    $       0.23    $       0.04
                                                                        ============    ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          26,784,054      24,480,356      21,752,583
                                                                        ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE BEFORE AND AFTER CUMULATIVE
EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                              $       0.29    $       0.21    $       0.04
                                                                        ============    ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        28,542,184      26,425,130      23,306,912
                                                                        ============    ============    ============

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                     NYFIX, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                             Common Stock Issued                    Retained    Due from    Accumulated
                            --------------------    Additional      Earnings    Oficers        Other                      Total
                                                      Paid-in     (Accumulated)   and       Comprehensive   Treasury   Shareholders'
                             Shares     Amount        Capital        Deficit    Directors       Loss          Stock       Equity
                            ---------- ---------    -----------   ------------- ----------  -------------   --------    ------------
Balance January 1, 1999     21,169,193   $21,169    $14,880,869   $(6,330,364)  $(452,925)   $   -          $    -       $8,118,749

Common stock issued from
  exercise of
  options & warrants       435,760       436        873,504           -         -            -               -          873,940
Common stock, net of
  issuance costs             2,250,000     2,250     20,044,625           -         -            -               -       20,046,875
Warrants issued                  -           -           63,996           -         -            -               -           63,996
Due from officers and
  directors                      -           -            -               -      (178,699)       -               -         (178,699)
Net earnings                     -           -            -           960,419       -            -               -          960,419
                            ----------  --------     ----------   -----------   ----------  ----------   ------------    -----------
Balance December 31, 1999   23,854,953    23,855     35,862,994    (5,369,945)   (631,624)       -               -       29,885,280

Payment for fractional
  shares                         -           -           (3,770)          -         -            -               -           (3,770)
Common stock issued from
  exercise of options
  and warrants               1,254,597     1,255      3,988,268           -         -            -               -        3,989,523
Warrants issued                  -           -           75,548           -         -            -               -           75,548
Due from officers and
  directors                      -           -            -               -       (30,274)       -               -          (30,274)
Tax benefit from exercise
   of stock options              -           -        2,635,000           -         -            -               -        2,635,000
Net earnings                     -           -            -         5,676,427       -            -               -        5,676,427
                            ----------   -------     ----------    ----------   ---------  -------------   ----------    ----------
Balance December 31, 2000   25,109,550    25,110     42,558,040       306,482    (661,898)       -               -       42,227,734

Common stock issued from
  exercise of options          384,250       384      2,222,636           -         -            -               -        2,223,020
Common stock, net of
  issuance costs             3,376,000     3,376     65,260,933           -         -            -               -       65,264,309
Warrants issued                                          44,070           -         -            -               -           44,070
Due from officers and
  directors                      -           -            -               -        70,166        -               -           70,166
Net unrealized loss on
  available-for-sale
  securities                     -           -            -               -         -         (35,675)           -          (35,675)
Treasury stock purchased         -           -            -               -         -            -       (19,099,852)   (19,099,852)
Tax benefit from exercise
  of stock options               -           -          412,000           -         -            -               -          412,000
Net earnings                     -           -            -         8,135,924       -            -               -        8,135,924
                             ----------  -------   ------------    ----------   ---------- ----------   ------------    -----------
Balance December 31, 2001    28,869,800  $28,870   $110,497,679    $8,442,406   $(591,732)   $(35,675)  $(19,099,852)   $99,241,696
                             ==========  =======   ============    ==========   ========== ==========   ============    ===========

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                               2001         2000        1999
                                           -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                           $ 8,135,924  $ 5,676,427  $  960,419
    Adjustments to reconcile net earnings
     to net cash provided
    by operating activities:
       Depreciation and amortization         6,465,000    3,696,639   1,983,399
       Deferred income taxes                 1,473,000     (585,300)        -
       Provision for bad debts                 232,638      415,802      44,758
       Non-cash financing charges               44,070       75,548      63,996
       Non-cash investment income              (43,151)         -           -
       Changes in assets and liabilities:
           Accounts receivable              (1,123,753)  (5,385,352) (3,716,160)
           Inventory                           143,231     (439,165)    (24,356)
           Prepaid expenses and other
             current assets                 (1,291,657)    (211,622)   (231,138)
           Accounts payable and accrued
             expenses                        2,285,981    3,220,183   1,674,396
           Advance billings                 (5,696,510)   2,969,069   1,689,579
                                           ------------  ----------  -----------

             Net cash provided by operating
               activities                   10,624,773    9,432,229   2,444,893
                                           ------------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of marketable securities     (91,183,360)       -             -
    Proceeds from sales of marketable
     securities                             62,150,000        -             -
    Capital expenditures                    (7,121,238)  (6,084,180) (4,263,724)
    Loan to NYFIX Millennium                (6,000,000)       -             -
    Investment in NYFIX Millennium               -            -      (2,000,000)
    Advances to NYFIX Millennium            (3,236,655)  (1,123,111)   (861,970)
    Payments for product enhancement
     costs and other assets                 (2,744,170)  (2,179,464) (1,643,670)
                                           ------------  ----------  -----------

             Net cash used in investing
               activities                  (48,135,423)  (9,386,755) (8,769,364)
                                           ------------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments under capital lease
     obligations                              (846,085)    (199,973)        -
    Proceeds from borrowings                       -            -       700,000
    Repayment of borrowings                 (2,000,000)    (500,000)        -
    Purchases of treasury stock            (19,099,852)         -           -
    Issuance of common stock, net of
     issuance costs                         59,557,495    3,955,479   3,242,116
                                           ------------  ----------  -----------
             Net cash provided by
               financing activities         37,611,558    3,255,506   3,942,116
                                           ------------  ----------  -----------
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                          100,908    3,300,980  (2,382,355)

CASH AND CASH EQUIVALENTS, BEGINNING
     OF YEAR                                 4,866,629    1,565,649   3,948,004
                                           ------------  ----------  -----------

CASH AND CASH EQUIVALENTS, END OF YEAR    $  4,967,537  $ 4,866,629 $ 1,565,649
                                           ============  ========== ============

SUPPLEMENTAL INFORMATION:
    Cash paid during the year for
     interest                             $    300,541  $   274,490 $   149,777
    Cash paid during the year for
     income taxes                            2,985,397      286,634      39,150
    Capital lease obligations incurred         523,950    2,022,892         -
    Common stock issued for investment
     in NYFIX Millennium                     8,000,000        -      17,500,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

                           NYFIX, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.   ORGANIZATION AND PRESENTATION

     NYFIX,  Inc.  and  subsidiary  (the  "Company")  is a leading  provider  of electronic  trading  infrastructure  and  technologies to the  professional trading  segment of the brokerage  community.  With our desktop  solutions, stationary  and wireless  exchange  floor  systems,  electronic  automation systems and straight-through  processing, we streamline data entry, routing and execution and eliminate many processing  inefficiencies.  The Company's infrastructure,  which  consists  of an  extensive  network  of  electronic circuits,  links  industry  participants  across  equities and  derivatives markets.

     The Company's products and services are broadly categorized into electronic trading infrastructure and applications and provide the Company's customers a complete  solution to enter,  manage and route orders and execution  data electronically.  The NYFIX network is a proprietary  centralized electronic infrastructure  linking various market  participants to provide  efficient, secure and reliable order routing.  A single dedicated  circuit between the
     Company's  customers and the NYFIX network enables  connectivity to buyside and sellside institutions and major international exchanges and alternative execution  venues  such as  electronic  communication  networks  (ECNs) and alternative  trading  systems  (ATSs).  We also have developed and offer an integrated  portfolio of modular  desktop  trading  applications,  exchange floor automation and exchange access  applications for trading domestic and international  equities,  futures and  options.  The  Company's  outsourced application  solutions reside upon our centralized system and are delivered through the NYFIX  network.  The  Company's  products and services  operate using the industry standard Financial Information Exchange (FIX) protocol.

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

     Reclassifications
     -----------------

     Certain 2000 and 1999  balances  have been  reclassified  to conform to the
     2001 presentation.

     Cash and Cash Equivalents
     -------------------------

     The  Company   considers  all  highly  liquid   instruments  with  original
     maturities of three months or less to be cash equivalents.

     Short-term Investments in Marketable Securities
     -----------------------------------------------

     The Company's  investments in marketable securities are in instruments that are short-term in nature,  consisting of money market instruments and short maturity fixed income securities.  Investments in marketable securities are stated at market value as determined  by the most recently  traded price of
     each  security  at  the  balance  sheet  date.  The  Company's   marketable
     securities  are  defined  as   available-for-sale   securities   under  the
     provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and
     Equity Securities."

     Management determines the appropriate  classification of its investments in debt securities at the time of purchase and reevaluates such determinations at each balance sheet date.  Available-for-sale  securities  are carried at fair value, with the unrealized gains or losses,  net of tax, reported as a separate  component  of  shareholders'  equity.  Sales  of  securities  are recorded by the specific identification method.

     The cost  basis of  short-term  investments  in  marketable  securities  at
     December 31, 2001 was $29,033,000.

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

     Other Assets
     ------------

     Other assets consist  principally of deferred product  enhancements  costs, patents,  trademarks and deposits.  Product  enhancements  costs consist of labor costs to develop software  internally and costs to purchase  software to be used within the Company's  products.  The Company's policy on product enhancements costs is to defer those costs that  significantly  enhance the feasibility  or  significantly  extend the life of the Company's  products.
     Management is required to use professional  judgment in determining whether
     development   costs   meet  the   criteria   for   immediate   expense   or
     capitalization,  in accordance with SFAS No. 86,  "Accounting for the Costs of Computer Software to Be Sold,  Leased, or Otherwise  Marketed."  Product
     enhancement costs are being amortized using the  straight-line  method over three  years.  Patent  costs are being  amortized  using the  straight-line method over seventeen years.  Trademark costs are being amortized using the straight-line method over ten years.

     Long-Lived Assets
     -----------------

     Long-lived  assets,  primarily  equipment and the note  receivable from and investment in NYFIX Millennium are reviewed for impairment  whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount.  The Company measures an impairment  loss by  comparing  the fair value of the asset to its carrying amount.  The fair value of an asset is  calculated  based upon the  present value of  expected  future  cash  flows.  There has been no  impairment  in long-lived assets through December 31, 2001.

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

     Revenue Recognition
     -------------------

     The Company's  revenues comprise  subscription,  sales and service contract revenue.  Sales are generally  recorded upon shipment of the product to and acceptance  by  customers.  Sales  revenue,  which is comprised of software sales and capital  equipment  sales,  is  generated  primarily  by sales to
     customers  in  the  futures,   options  and  currencies   trading   market.
     Subscription   revenue   contracts  are  primarily  with  brokerage  firms,
     international  banks and  global  exchanges  trading in  equities,  and are generally  for an  initial  period of one to three  years with one to three year renewal periods.  Subscription  revenue is recognized ratably over the life  of  the  subscription  agreements  with  customers  and  begins  once installation  is complete.  Revenue from service  contracts is comprised of
     maintenance   contracts  for  capital  sales  equipment  and   subscription
     equipment  and is  recognized  ratably  over the  period the  services  are performed. Amounts billed in advance for service and subscription contracts are deferred and reflected as advance billings.

     Research and Development
     ------------------------

     Research and  development  expenses  relate to developing  new products and technologies  to  meet  the  current  and  future  needs  of the  Company's customers,  and are expensed as incurred.  These costs consist primarily of salaries and related costs for technical and programming personnel.

     Advertising
     -----------

     The Company expenses advertising costs as incurred. Advertising expense was
     $229,000, $170,000 and $159,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     Comprehensive Income
     --------------------

     For the year ended December 31, 2001,  comprehensive income was $8,100,000, or net earnings less the unrealized loss on available-for-sale  securities.
     For the years ended  December 31, 2000 and 1999,  comprehensive  income was equal to net earnings.

     Impact of Recently Issued Accounting Pronouncements
     ---------------------------------------------------

     In June 2001, the FASB issued two new  pronouncements:  SFAS No. 141 ("SFAS
     141"),  "Business  Combinations," and SFAS No. 142 ("SFAS 142"),  "Goodwill
     and  Other   Intangible   Assets."  SFAS  141  prohibits  the  use  of  the
     pooling-of-interest  method for business combinations  initiated after June
     30, 2001,  and also applies to all business  combinations  accounted for by the purchase method that are completed after June 30, 2001.  There are also transition provisions that apply to business combinations  completed before
     July 1, 2001, that were accounted for by the purchase  method.  SFAS 142 is effective  for fiscal years  beginning  after  December  15,  2001,  to all goodwill and other  intangible  assets  recognized  in an entity's  balance sheet  at that  date,  regardless  of when  those  assets  were  originally recognized.  The Company has adopted  SFAS 141 and SFAS 142. As of December
     31,  2001,  the  Company  did  not  have  any  goodwill   recorded  on  its
     consolidated  financial  statements,  but will have goodwill as a result of the acquisitions  made subsequent to year-end (see Note 21). The Company is currently  evaluating the impact of SFAS 142 on its consolidated  financial statements.

     In October 2001, the FASB issued SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment of Long-Lived  Assets," which supercedes SFAS No. 121 ("SFAS
     121"),  "Accounting  for  the  Impairment  of  Long-Lived  Assets  and  for
     Long-Lived  Assets to be Disposed  of," and the  accounting  and  reporting provisions of APB No. 30,  "Reporting  the Results of Operation - Reporting
     the  Effects of Disposal  of a Segment of a  Business,  and  Extraordinary,
     Unusual  and  Infrequently  Occurring  Events  and  Transactions,"  for the
     disposal  of a  segment  of a  business.  SFAS  144  retains  many  of  the provisions  of  SFAS  121,  but  addresses  certain  implementation  issues associated  with that  Statement.  SFAS 144 is  effective  for fiscal years beginning  after December 15, 2001. The Company  adopted SFAS 144 effective
     January 1,  2002.  The  adoption  of SFAS 144 did not have an impact on the financial position, results of operations, or cash flows of the Company.

3.   INVENTORY

     Inventory consists of the following:

                                                                 December 31,
                                                          --------------------------
                                                            2001            2000
                                                          ----------     -----------
               Parts and materials                        $1,120,329      $1,174,727
               Work in process                               151,702          39,629
               Finished goods                                409,561         620,467
                                                          ----------      ----------
                                                           1,681,592       1,834,823
               Less: Allowance for obsolescence               82,000          92,000
                                                          ----------      ----------
                                    Total                 $1,599,592      $1,742,823
                                                          ==========      ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                         December 31,
                                                                 --------------------------
                                                                     2001            2000
                                                                 ------------   ------------
                 Computer software                                $ 1,124,341   $   458,939
                 Leasehold improvements                             1,312,417       558,356
                 Furniture and equipment                            3,252,658     2,428,962
                 Subscription and service bureau equipment         15,880,883    11,161,438
                 Service bureau equipment under capital leases      2,546,842     2,022,892
                                                                 ------------   -----------
                                                                   24,117,141    16,630,587
                 Less: Accumulated depreciation                     9,751,044     5,158,114
                                                                 ------------   -----------
                                                Total             $14,366,097   $11,472,473
                                                                 ============   ===========

     Included  in  accumulated  depreciation  at  December  31, 2001 and 2000 is accumulated depreciation on leased service bureau equipment of $629,000 and
     $123,000,  respectively.  Included  in cost  of  revenues  is  depreciation expense of  $2,060,000,  $1,257,000  and $586,000 for 2001,  2000 and 1999,
     respectively.

5.   OTHER ASSETS

     Included  in  other  assets  are  deferred  product  enhancement  costs  of
     $3,411,000 and  $2,378,000 as of December 31, 2001 and 2000,  respectively, net of accumulated amortization of $5,038,000 and $3,265,000 as of December
     31,  2001  and  2000,  respectively.   Included  in  cost  of  revenues  is
     amortization  expense of deferred product  enhancement costs of $1,773,000,
     $1,185,000 and $719,000 for 2001, 2000 and 1999, respectively.  Included in depreciation  and  amortization  expense is amortization  expense for other assets of $4,000, $4,000 and $20,000 for 2001, 2000 and 1999, respectively.

6.   ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                        December 31,
                                                                --------------------------
                                                                    2001            2000
                                                                ------------   ------------
               Income taxes payable                             $  535,562     $       -
               Taxes, other than income taxes                    1,728,856      1,621,810
               Commissions payable                                 560,474        322,645
               Payroll-related accruals                            334,323        228,131
               Other current liabilities                           371,212        272,239
                                                                ------------   ------------
                                    Total                       $3,530,427     $2,444,825
                                                                ============   ============

7.   TREASURY STOCK

     On August 23, 2001,  the Company  announced that its Board of Directors had authorized  the  repurchase  of up to 1,000,000  shares of its  outstanding common stock.  Through  September 30, 2001, the Company had repurchased the full 1,000,000 shares in the open market at prevailing  market prices at an aggregate cost of $15.2 million.

     On October 2, 2001,  the Company  announced that its Board of Directors had authorized  the  repurchase  of up to an additional  500,000  shares of its outstanding  common  stock.  Through  December  31,  2001,

     the Company had repurchased an additional 301,300 shares in the open market at prevailing market prices at an aggregate cost of $3.9 million.

8.   EARNINGS PER SHARE

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

                                                                      Year Ended December 31,
                                                            ------------------------------------------
                                                             2001            2000             1999
                                                            -----------    ------------    -----------

                Net earnings                                $  8,135,924   $  5,676,427    $   960,419
                                                            ------------   ------------    -----------
                Basic weighted average shares outstanding     26,784,054     24,480,356     21,752,583
                                                            ------------   ------------    -----------
                Basic earnings per common share             $       0.30   $       0.23    $      0.04
                                                            ============    ===========    ===========
                     Dilutive options                          1,758,130      1,911,485      1,306,029

                     Dilutive warrants                             -             33,289        248,300
                                                            ------------   ------------    -----------
                Diluted weighted average shares outstanding   28,542,184     26,425,130     23,306,912
                                                            ------------   ------------    -----------
                Diluted earnings per common share           $       0.29    $      0.21    $      0.04
                                                            ============    ===========    ===========

9.   CAPITAL STOCK

     On June 22,  2001,  the Company  completed a follow-on  public  offering as authorized  by its  Board of  Directors,  issuing  3,000,000  shares of its common  stock at a price of $21.00 per share,  generating  net  proceeds of
     $57.3 million,  after deducting the underwriting  discounts and commissions and offering expenses paid by the Company.

     On October 21, 1999,  shareholders  approved an increase in the  authorized shares of the  Company's  common and  preferred  stock.  Common shares were increased to 60 million from 15 million  shares and  preferred  shares to 5 million  from 1 million  shares.  Along  with this  increase,  the Board of
     Directors  authorized  a 3 for 2 stock  split  in the  form of a 50%  stock dividend to all  shareholders of record on November 1, 1999, which was paid on November 15, 1999. On March 13, 2000, the Board of Directors  authorized
     a 3 for  2  stock  split  in  the  form  of a 50%  stock  dividend  to  all shareholders of record on March 24, 2000, which was paid April 4, 2000. All per share,  share data and common  stock  equivalents  in the  consolidated financial  statements  and notes  thereto have been restated to reflect the stock splits.

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

10.  MAJOR CUSTOMERS

     For the year ended  December 31, 2001,  one customer  accounted  for 12% of total revenues and 16% of accounts  receivable,  another customer accounted for  10% of  total  revenues  and a  third  customer  accounted  for 15% of accounts  receivable.  For the year ended  December 31,  2000,  no customer accounted for more than 10% of total revenues or accounts  receivable.  For the year ended December 31, 1999,  one customer  accounted for 13% of total revenues and another customer accounted for 11% of accounts receivable.

11.  DEBT AND CAPITAL LEASE OBLIGATIONS

     On July 13, 1998, the Company  entered into a three-year $3 million line of credit  agreement with a financial  institution.  Outstanding  indebtedness under the credit  agreement bore interest at either LIBOR plus 1.25% or the bank's prime rate,  at the Company's  discretion.  The Company drew down an aggregate of $1,800,000  under the agreement  during 1998 and an additional
     $700,000  during 1999. The weighted  average  outstanding  borrowings  were approximately  $1,777,000,  $2,398,000 and  $2,059,000 at weighted  average interest  rates of  6.49%,  7.48%  and  7.43%  for  2001,  2000  and  1999,
     respectively. Repayment of principal commenced on July 30, 2000 with twelve monthly  installments of $83,333 with the remaining balance due on July 30,
     2001.  The Company  repaid the  remaining  balance of $1,500,000 in full on
     July 17, 2001.

     At December  31,  2001,  the  Company was  committed  under  capital  lease obligations with interest rates ranging from 6.56% to 13.04% for maturities ranging from January 2, 2003 to January 1, 2004. At December 31, 2001,  the
     amount of the  obligation  was  $1,501,000,  with  $952,000  classified  as current.

     Capital lease obligations at December 31, 2001 are payable as follows:

                         Year Ending
                         December 31,                      Amount
                         ------------                      ------
                         2002                           $ 1,058,000
                         2003                               559,000
                         2004                                11,000
                                                        -----------
                         Total                            1,628,000
                         Less portion of lease
                           payments representing            127,000
                           interest                     -----------
                         Present value of minimum
                           lease payments               $ 1,501,000
                                                        ===========

     Capital  leases  generally  provide that the Company pay property taxes and operating  costs.  Certain  service  bureau  equipment  under capital lease obligations is leased to NYFIX Millennium, L.L.C. See Note 20.

12.  COMMITMENTS AND CONTINGENCIES

     At December 31, 2001, the Company was committed under operating  leases for offices,  production  facilities and equipment for terms  expiring  through
     March 25, 2009. Future minimum annual rental payments are as follows:

                         Year Ending
                         December 31,                     Amount
                         ------------                     ------
                         2002                           $2,405,000
                         2003                            2,043,000
                         2004                            1,893,000
                         2005                            1,095,000
                         2006                              109,000
                         Thereafter                        203,000

     Aggregate rental expense amounted to $1,505,000,  $959,000 and $780,000 for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 20 for sublease income from NYFIX Millennium.

     The Company has an employment  agreement with its Chief Executive  Officer, which renews on an annual basis and calls for a base salary of $400,000 per year,  with  such  base  salary to be  reviewed  on an annual  basis by the
     Compensation Committee of the Board of Directors.

13.  RELATED PARTY TRANSACTIONS

     Certain executive officers and directors of the Company have amounts due to the Company for the exercise of warrants and options for common stock, with interest at rates ranging from 5.5% to 7.5%,  for  maturities  ranging from
     June 30, 2002 to December 30, 2004.  Such amounts  aggregated  $591,732 and
     $661,898 as of  December  31,  2001 and 2000,  respectively,  and have been shown as a reduction of shareholders' equity.

     At December  31, 2001 and 2000,  the  Company had amounts  receivable  from officers  for  travel  and  payroll  advances  of  $225,000  and  $200,000, respectively.

     The  partners in NYFIX  Millennium  (see Note 20) are all  customers of the
     Company.

14.  DEFINED CONTRIBUTION PLAN

     The  Company  sponsors  a 401(k)  retirement  plan  (the  "Plan")  covering substantially all of its U.S. employees who meet eligibility  requirements.
     The Plan permits participants to contribute up to a maximum of 15% of their annual compensation, as defined, not to exceed the federal limit of $11,000 in 2001.  The Plan  permits the Company to match  employees'  tax  deferred contributions up to a maximum of 3% of employees' compensation provided the
     Company   employs  the   employee  at  the  end  of  the  year.   Remaining
     contributions under the Plan are discretionary. Total Company contributions under the Plan were $264,000,  $143,000 and $80,000 in 2001, 2000 and 1999, respectively.

15.  STOCK WARRANTS AND STOCK OPTION PLAN

     In July 1998,  the Company  entered  into a  three-year  $3 million line of credit  agreement (the  "Agreement")  with a financial  institution,  which expired on July 30, 2001. The debt was personally secured by a non-employee shareholder of the Company and the Company's  president.  In  consideration for securing the  Agreement,  the  non-employee  shareholder  and president received  337,500  and  56,250  warrants,  respectively,  to  purchase  the
     Company's  common  stock at  approximately  $2.83 per share,  which was the market value of the  Company's  common stock on the date such warrants were issued.  The expense related to the warrants issued was recognized over the three-year  term  of the  Agreement.  The  remaining  unexercised  warrants expired on July 30, 2001.

     On March 13, 2001, the Board of Directors  adopted the Company's 2001 Stock
     Option Plan (the "Plan"). The number of shares available under the Plan was fixed at 2,000,000.  The Plan was approved at the

     Company's  Annual Meeting of  Shareholders  held on June 4, 2001. All stock options  granted are at fair market value at the date of grant,  and expire ten years from the date of grant. The Plan was effective on May 1, 2001 and expires on April 30, 2011.

     On March 30, 1999,  the Board of Directors  adopted the first  amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan.
     Under this  amendment,  the number of options  reserved  for  issuance  was increased from 3,375,000 shares to 5,625,000  shares of common stock.  This amendment was approved at the Company's Annual Meeting of Shareholders held on June 7, 1999.  On March 29,  2000,  the Board of  Directors  adopted the
     second   amendment  to  the  Amended  and  Restated   1991   Incentive  and
     Nonqualified Stock Option Plan. Under this amendment, the number of options reserved for  issuance was  increased  from  5,625,000  shares to 6,625,000 shares of common stock. This amendment was approved at the Company's Annual
     Meeting of  Shareholders  held on June 5, 2000.  All stock options  granted were at fair market  value at the date of grant,  and expire ten years from the date of grant. The Plan expired on June 23, 2001.

     At December 31, 2001,  2000, and 1999,  the following  options and warrants had been granted and were outstanding:

                                                Weighted                          Weighted
                                  Stock          Average           Stock           Average
                                 Options      Exercise Price     Warrants       Exercise Price
                                 -------      --------------     --------       --------------
Outstanding at
January 1, 1999                2,421,675         $ 2.37           733,133        $   2.41
     Granted                   1,446,638           6.59              --               --
     Exercised                  (253,953)          2.38          (181,883)           1.50
     Forfeited                   (61,875)          2.69              --               --
                              -----------                      ----------
Outstanding at
December 31, 1999              3,552,485           4.09           551,250            2.74
     Granted                   2,007,063          28.00              --               --
     Exercised                  (759,713)          3.75          (495,000)           2.70
     Forfeited                  (270,448)         12.41              --               --
                              -----------                      ----------
Outstanding at
December 31, 2000              4,529,387          11.50            56,250            2.83
     Granted                   2,025,926          15.58              --               --
     Exercised                  (384,250)          5.79           (56,250)           2.83
     Forfeited                  (417,123)         16.58              --               --
                              -----------                      ----------
Outstanding at
December 31, 2001              5,753,940          12.95              --               --
                              ===========                      ==========

     The weighted  average fair value of stock options  granted during the years ended  December  31,  2001,  2000 and 1999 was  $12.47,  $16.02 and $13.25,
     respectively.

     The following  table  summarizes  the options and warrants  exercisable  at
     December  31, 2001,  2000 and 1999 and the  weighted  average fair value of warrants and options granted during the years then ended:

                                                      Exercisable Options                   Exercisable Warrants
                                                      -------------------                   --------------------

                                                                      Weighted                           Weighted
                                                                       Average                            Average
                                                    Options         Exercise Price     Warrants        Exercise Price
                                                    -------         --------------     --------        --------------
           Shares exercisable at
           December 31, 1999                       1,017,557          $   2.25         551,250          $   2.74
           Shares exercisable at
           December 31, 2000                       1,376,321          $   3.16          56,250          $   2.83
           Shares exercisable at
           December 31, 2001                       2,835,723          $   9.03            --                 --

The following table summarizes  information  about stock options  outstanding at
December 31, 2001:

                                                  Granted                                            Exercisable
                           --------------------------------------------------------    ----------------------------------------
                                  Number          Weighted                                   Number
                              Outstanding at      Average             Weighted           Exercisable at          Weighted
          Range of            December 31,     Remaining Life          Average            December 31,            Average
       Exercise Prices            2001             (Years)          Exercise Price            2001             Exercise Price
       ---------------     ----------------    ----------------   -----------------    ---------------      -------------------
        $1.14 - $2.00              512,375           4.54              $1.83                   458,375             $1.81
         2.20 -  2.53              587,000           5.16               2.21                   474,500              2.22
         2.64 -  3.89              560,577           6.75               3.01                   499,090              2.99
         5.28 - 11.39              452,562           7.58               7.72                   202,208              7.91
        12.02 - 12.80            1,369,000           7.50              12.21                   448,650             12.02
        12.93 - 19.00              998,200           8.12              15.03                   430,000             15.00
        19.93 - 22.95              587,426           8.98              22.13                   158,450             21.67
        23.01 - 32.43              305,300           8.75              27.94                    75,700             28.73
        33.00 - 44.00              381,500           8.54              34.56                    88,750             35.84
                           ----------------                                             ---------------
                                 5,753,940                                                   2,835,723
                           ================                                             ===============

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 2001, 2000 and 1999:

     o    Risk free interest rates range from 3.73% to 7.69%
     o    Expected dividend yields of 0%
     o    Expected lives of 1 to 5 years and
     o    Expected volatility of 71%, 70% and 65%, respectively

The  Company  applies  APB  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees" and related  interpretations  to account for its stock plans.  Except for costs related to certain warrants  granted to non-employees  during 1998, no compensation  cost has been recognized for any option grants in the accompanying consolidated  statements of earnings.  Had compensation costs been determined in accordance  with the fair value  method as defined in SFAS No. 123,  "Accounting for  Stock-Based  Compensation",  the net earnings  (loss) and basic and diluted earnings (loss) per share would have been reduced from the following as reported amounts to the following pro forma amounts:

                                                                                      Year Ended December 31,
                                                                        ------------------------------------------------
                                                                           2001             2000               1999
                                                                        ----------       -----------        -----------
          Net earnings (loss):
               As reported                                              $8,135,924       $ 5,676,427        $   960,419
                                                                        ==========       ===========        ===========
               Pro forma                                                $  188,000       $(1,650,000)       $  (831,791)
                                                                        ==========       ===========        ===========
          Basic earnings (loss) per common share:
               As reported                                              $     0.30       $      0.23        $      0.04
                                                                        ==========       ===========        ===========
               Pro forma                                                $     0.01       $     (0.07)       $     (0.04)
                                                                        ==========       ===========        ===========
          Diluted earnings (loss) per common share:
               As reported                                              $     0.29       $      0.21        $      0.04
                                                                        ==========       ===========        ===========
               Pro forma                                                $     0.01       $     (0.07)       $     (0.04)
                                                                        ==========       ===========        ===========

16.       BUSINESS SEGMENT INFORMATION

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

          The  Company  operates in a single  industry  segment as a provider of electronic trading infrastructure and technologies to the professional trading segment of the brokerage community. With the Company's desktop solutions,  stationary and wireless exchange floor systems, electronic
          automation  systems  and  straight-through   processing,  data  entry,
          routing   and   execution   is   streamlined   and   many   processing
          inefficiencies  are eliminated.  The Company's  infrastructure,  which consists  of  an  extensive  network  of  electronic  circuits,  links industry participants across equities and derivatives markets.

          Our  headquarters  are  located  in  Stamford,  Connecticut.  We  also maintain operations in New York, Chicago and London. Our international operations are conducted through our subsidiary,  NYFIX Overseas, Inc.
          Each office has the  opportunity  to sell or enter into  subscriptions for any of the Company's products and services. However, the operating results of the  Company's  products and services are not  individually reported nor are they managed or evaluated  individually  by the Chief
          Executive Officer, who is the Company's chief decision maker. As such, the Company  does not segment its business by location or products and services.

          Identifiable  assets by geographic  location  include assets  directly identifiable with those locations.  Corporate assets consist primarily of cash and cash equivalents,  investment activities,  and amounts due from NYFIX Millennium associated with non-operating activities.

Summarized financial information by geographic location for 2001, 2000 and 1999 is as follows (in 000's):

                                                                    2001                   2000                   1999
                                                              ------------------     ------------------     ------------------
                  Revenues:
                      Stamford and New York                             $32,102                $18,111                 $9,287
                      London                                              6,263                  2,678                  2,636
                      Chicago                                             3,032                  3,191                    286
                      Inter-location sales                                  -                        5                     78
                      Inter-location elimination                            -                       (5)                   (78)
                                                              ------------------     ------------------     ------------------
                   Total revenues                                       $41,397                $23,980                $12,209
                                                              ==================     ==================     ==================

                  Gross profit:
                      Stamford and New York                             $23,775                $12,263                 $5,897
                      London                                              5,400                  2,236                  2,288
                      Chicago                                             2,891                  3,104                    259
                                                              ------------------     ------------------     ------------------

                  Total gross profit                                    $32,066                $17,603                 $8,444
                                                              ==================     ==================     ==================

                  Identifiable assets at December 31:
                      Stamford and New York                             $25,810                $23,832                $13,951
                      London                                              6,731                  2,857                  2,411
                      Chicago                                             1,512                  2,122                    346
                     Corporate                                           74,519                 28,747                 22,120
                                                              ------------------     ------------------     ------------------
                  Total identifiable assets                            $108,572                $57,558                $38,828
                                                              ==================     ==================     ==================

                  Capital expenditures:
                      Stamford and New York                              $6,910                $ 5,925                 $4,184
                      London                                                143                     26                     31
                      Chicago                                                68                    133                     49
                                                              ------------------     ------------------     ------------------
                  Total capital expenditures                             $7,121                $ 6,084                 $4,264
                                                              ==================     ==================     ==================

                  Depreciation and amortization:
                      Stamford and New York                              $5,664                $ 3,244                $ 1,749
                      London                                                657                    366                    209
                      Chicago                                               144                     87                     25
                                                              ------------------     ------------------     ------------------
                  Total depreciation                                     $6,465                $ 3,697                $ 1,983
                                                              ==================     ==================     ==================

17.         INCOME TAXES

            Deferred  income  taxes  reflect  the net tax  effects of  temporary differences  between the carrying  amount of assets and  liabilities for financial  reporting purposes and the amount used for income tax purposes. The tax effects of temporary differences that give rise to significant  portions of the  deferred  tax assets and  deferred tax liability  recognized as of December 31, 2001 and 2000 are presented below:

                                                                                  December 31,
                                                                    -----------------------------------
                                                                          2001                 2000
                                                                    --------------      ---------------
            Deferred tax assets:
                 Bad debt expense                                       $ 243,000            $ 181,500
                 Inventory obsolescence                                    34,000               39,600
                 Product development costs                                611,000              375,500
                 Operating loss carryforward                              108,000            1,511,000
                 AMT credit carryforward                                  -                     78,000
                 Other                                                     77,000               69,000
                                                                    --------------      ---------------
                          Total deferred tax assets                     1,073,000            2,254,600
            Less deferred tax liability:
                 Depreciation and amortization                            282,000              158,600
                                                                    --------------     ---------------
                          Net deferred tax amount                        $791,000           $2,096,000
                                                                    ==============      ===============

            As of December 31, 1999,  the Company  established a full  valuation allowance  for its  deferred  tax  assets  based  upon  management's determination of the amount that would ultimately be realized. Based upon the continued  profitability of the Company during 2000 as well as  expected  future  profitability,  management  determined  as  of
            December 31, 2000, that a valuation allowance was no longer required and reversed the $2,010,000 valuation allowance.

            The exercise of  non-qualified  stock options and the  disqualifying dispositions  of incentive  stock options under the Company's  stock option plans gives rise to  compensation  which is includable in the taxable  income of the  recipients and deductible by the Company for federal and state income tax  purposes.  The tax benefit  recognized from the utilization of such deductions increased paid-in capital by
            $412,000 and $2,635,000 during the years ended December 31, 2001 and
            2000, respectively.

            The reconciliation between the federal statutory income tax rate and the Company's income tax provision is as follows:

                                                                         Year Ended December 31,
                                                            --------------------------------------------------
                                                                2001              2000                 1999
                                                            ------------      -------------       ------------
           Statutory tax rate                                     35%               34%                 34%
           State and local taxes, net of federal
                benefit                                            5                 2                   6
           Alternative minimum tax and other                       --                1                   3
           Valuation allowance                                     --              (27)                (34)
                                                            ------------      -------------       ------------
                                                                  40%               10%                  9%
                                                            ============      =============       ============

          Significant components of the provision for income taxes are as follows:

                                                                                   Year Ended December 31,
                                                                         ----------------------------------------------
                                                                              2001           2000              1999
                                                                         -----------      -----------       -----------
            Current:
                 Federal                                                 $ 2,100,640      $ 1,020,555       $      --
                 State and Foreign                                         1,853,000          166,000            94,400
                                                                         -----------      -----------       -----------
                          Total current                                    3,953,640        1,186,555            94,400
                                                                         -----------      -----------       -----------
            Deferred:
                 Federal                                                   1,255,000        1,200,000           321,800
                 State and Foreign                                           218,000          225,000            68,300
                 Decrease in valuation
                     allowance                                                  --         (2,010,300)         (390,100)
                                                                         -----------      -----------       -----------
                          Total deferred                                   1,473,000         (585,300)             --
                                                                         -----------      -----------       -----------
                          Total provision for income taxes               $ 5,426,640      $   601,255       $    94,400
                                                                         ===========      ===========       ===========

18.         VALUATION AND QUALIFYING ACCOUNTS

                                                                           Additions
                                                        Balance at         Charged to                          Balance at
                                                        Beginning          Costs and         Deductions         End of
                                                         of Year            Expenses         Write-offs          Year
                                                      --------------    ---------------     -------------     ------------
            Allowance for doubtful accounts:

            December 31, 2001                            $421,000          $ 232,638          $142,638          $511,000
                                                         ========          =========          ========          ========

            December 31, 2000                            $125,000          $ 415,802          $119,802          $421,000
                                                         ========          =========          ========          ========

            December 31, 1999                            $ 92,986          $  44,758          $ 12,744          $125,000
                                                         ========          =========          ========          ========

            Inventory reserve:

            December 31, 2001                            $ 92,000          $ (10,000)         $   --            $ 82,000
                                                         ========          =========          ========          ========

            December 31, 2000                            $ 82,000          $  10,000          $   --            $ 92,000
                                                         ========          =========          ========          ========

            December 31, 1999                            $ 82,000          $    --            $   --            $ 82,000
                                                         ========          =========          ========          ========

19.         EXPORT SALES

            Revenue from export sales,  principally  software sales revenue, was
            $3,963,000, $2,419,000 and $733,000 for the years ended December 31,
            2001, 2000 and 1999, respectively.

20.         INVESTMENT IN NYFIX MILLENNIUM

            In September 1999, NYFIX Millennium, L.L.C. ("NYFIX Millennium") was
            formed by  NYFIX,  Inc.  (the  "Company")  and  seven  international investment banks and brokerage  firms,  consisting of Deutsche Bank,
            ABN Amro Securities (formerly ING Barings),  Lehman Brothers, Morgan
            Stanley, Alliance Capital (formerly Sanford C. Bernstein & Co.),
            SG Cowen Securities Corp. and UBS Warburg (the "Initial  Partners").
            Each partner,  including the Company, invested $2.0 million in NYFIX
            Millennium. Each of the Initial Partners

            received 25,000 units of NYFIX Millennium, collectively owning a 50%
            membership interest in NYFIX Millennium, with the Company owning the remaining 50%. In addition,  the Company  purchased an option to buy from the Initial  Partners an additional 30% membership  interest in
            NYFIX Millennium (the "Option"),  for which the Company paid each of the Initial  Partners  281,250  shares of its common  stock,  for an aggregate of  1,968,750  shares.  The Option  allowed the Company to increase its  membership  interest in NYFIX  Millennium up to 80% of the total membership  interests through the exchange of one share of its  common  stock  for  each  unit of NYFIX  Millennium  purchased, subject  to  adjustment  in the  event  of any  split,  combination, reclassification  or other  adjustments to the capital  structure of the Company.

            In March 2001, NYFIX Millennium added four more partners, consisting of  Bank of  America,  Wachovia  Securities  (formerly  First  Union
            Securities)  and  LabMorgan  Corporation  (as the  successor to J.P.
            Morgan & Co. and Chase H&Q) (the "New  Partners").  Pursuant
            to the terms of the operating  agreement of NYFIX  Millennium,  each
            New Partner  invested $2.0 million in NYFIX  Millennium and received
            25,000 units of NYFIX  Millennium.  The Company  maintained  its 50%
            membership  interest in NYFIX  Millennium  in exchange  for reducing certain of its rights to share in future dividend  distributions  of
            NYFIX  Millennium.  The Company  issued  94,000 shares of its common stock to each New Partner in return for the same Option noted above, with  LabMorgan  Corporation  (as  the  successor  to two  partners)
            receiving 188,000 shares.

            The Company's  Investment  in NYFIX  Millennium  of  $27,500,000  at
            December 31, 2001,  consisted of  $25,500,000  (1,968,750  shares in
            1999 of Company stock x $8.89 and 376,000  shares in 2001 of Company stock x $21.28) and a capital cash contribution of $2,000,000. NYFIX
            Millennium  is a  development  stage  company and was  accounted for under the equity  method of  accounting  prior to  February 1, 2002.
            (See Note 21.) Pursuant to the Operating Agreement,  as amended, the first  $14,000,000  in  losses  will  be  allocated  to the  Initial
            Partners,  which equals the extent of their  capital  investment  in
            NYFIX Millennium.  Losses in excess of $14,000,000,  if any, will be allocated to the New Partners up to an additional $8,000,000,  which equals the extent of their capital  investment in NYFIX  Millennium.
            No portion of these losses will be borne by the Company. The Company
            has   temporarily   funded  certain   operating  costs  and  capital
            expenditures on behalf of NYFIX Millennium.  Such costs, aggregating
            $5,222,000   and   $1,985,000   at  December   31,  2001  and  2000,
            respectively,  are  reflected  as Due from NYFIX  Millennium  on the
            Company's consolidated balance sheets.

            On October 30, 2001, the Company  entered into a  Subordinated  Loan
            Agreement  for  Equity  Capital  (the "Loan  Agreement")  with NYFIX
            Millennium,  effective  November  30,  2001,  pursuant  to which the
            Company  loaned $6  million  to NYFIX  Millennium.  The  loan,  plus accrued interest,  is due on November 30, 2004 and earns interest at a rate of 7.5%  per  annum.  The  Loan  Agreement  was  found by the
            National Association of Securities Dealers,  Inc. (the "NASD") to be
            acceptable as a satisfactory  subordination agreement,  effective as of November 30,  2001.  Interest on the loan  aggregated  $43,000 at
            December 31, 2001.

            Summarized financial information for NYFIX Millennium follows:

                                                                            Year Ended December 31,
                                                         --------------------------------------------------------
                                                             2001                   2000                1999 *
                                                         ------------          -------------         ------------

                    Net sales                            $    142,000          $       --            $       --
                                                         ============          ============          ============
                    Net loss                             $(11,594,000)         $ (7,370,000)         $ (1,157,000)
                                                         ============          ============          ============

                    At period end:
                    Total assets                         $ 16,347,000          $  9,996,000
                                                         ============          ============
                    Total liabilities                    $ 12,468,000          $  2,524,000
                                                         ============          ============
                    Total members' capital               $  3,879,000          $  7,472,000
                                                         ============          ============

            * Since inception in the third quarter of 1999.

            The Company leases computer and office equipment and office space to
            NYFIX Millennium on a month-to-month  basis pursuant to a management
            agreement  with  NYFIX   Millennium.   Future  payments  from  NYFIX
            Millennium for such leases are as follows:

                                    Year Ending
                                    December 31,                Amount
                                    ------------                ------
                                    2002                      $509,000
                                    2003                       452,000
                                    2004                       448,000
                                    2005                       300,000
                                    2006                         2,000

21.         SUBSEQUENT EVENTS

            In a letter dated January 23, 2002, the Company notified the Initial
            Partners and New Partners of NYFIX  Millennium  that the Company was exercising the Option,  effective February 1, 2002 (see Note 20). In exchange for the increased  membership interest in NYFIX Millennium, the Company paid the Initial  Partners and New Partners an aggregate of 296,250  shares of its common  stock,  with each Initial  Partner receiving  33,750  shares  of  common  stock  and each  New  Partner receiving  15,000 shares of common stock.  As a result,  the Company has an 80% membership interest in NYFIX Millennium.  The acquisition will be accounted  for as a purchase.  The Company has not completed the final  allocation  of the  purchase  price to the  tangible  and intangible  assets of NYFIX  Millennium.  Asset  valuations  will be performed by an independent  third-party  and are on-going as of the date of this filing.

            On March 6, 2002,  the Company  announced that it had acquired a 40%
            ownership  interest in EuroLink,  a privately  held company based in
            Madrid,  Spain,  which offers direct  electronic  access to the U.S.
            equity  markets  from Europe.  The Company  acquired its interest in
            return  for  granting   licensing   and   distribution   rights  and
            $4,000,000. The purchase was financed through available funds. Under the terms of the agreement, EuroLink will offer the Company's equity terminals,  market access and services to the European  marketplace, primarily on a  transaction  fee basis.  The terms of the  agreement give the Company the option to increase  its  ownership  interest in
            EuroLink to 80% at a later date. The  acquisition  will be accounted for under the equity method.

            On March  12,  2002,  the  Company  announced  that it had  signed a definitive agreement to acquire Javelin Technologies,  Inc. Javelin, widely  known as one of the pioneers in FIX  (Financial  Information exchange Protocol) technology,  has over 1,000 installations at more than 300 leading buy and sell-side institutions, exchanges and ECNs, including  over  50  clients  in  Europe  and  20 in  Asia.  Javelin possesses  the leading  market-share  in the buy-side  institutional market for electronic order routing enabling technology. The Company will finance the  transaction  with a combination  of  approximately
            $11,000,000  cash and the  issuance of common  stock with a value of approximately $44,000,000. The cash portion will be financed through available funds. In addition, the Company has negotiated an earn-out based on Javelin's  2002 revenues.  The  transaction is scheduled to close on March 31, 2002.

            On March  14,  2002,  at a  Special  Meeting  of  Shareholders,  the
            shareholders voted to authorize the transfer of substantially all of the Company's assets to a newly created,  wholly-owned subsidiary of the Company, as recommended by the Company's Board of Directors. The
            Company   believes  that  the  new  structure  will  permit  greater flexibility  in the  management and financing of existing and future
            business  operations.   The  holding  company  structure  will  also
            facilitate the Company's entry into new businesses and the formation of joint  ventures or other  business  ventures with third  parties.
            Finally,  the transfer  will further the  objective of operating the
            Company's businesses,  and any additional businesses acquired in the future, on a more self-

            sufficient,  independent  economic  basis while  decreasing the risk that liabilities attributable to any one of the Company's businesses could  be  imposed  upon  one or  more  of the  Company's  unrelated businesses

22.         QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                Three Months Ended
                                                        -----------------------------------------------------------------
                                                           March           June            September          December
                                                            31,             30,                30,               31,

                                                        -----------      ----------       ------------       ------------
            2001:

            Total revenues                              $8,422,151       $9,511,359       $ 11,403,640       $12,060,267
                                                        ==========       ==========       ============       ===========

            Gross profit                                $6,481,735       $7,255,404       $  8,958,914       $ 9,370,092
                                                        ==========       ==========       ============       ===========

            Net earnings                                $1,463,542       $1,601,995       $  2,757,943       $ 2,312,444
                                                        ==========       ==========       ============       ===========

            Basic earnings per common
                share
                                                        $     0.06       $     0.06       $       0.10       $      0.08
                                                        ==========       ==========       ============       ===========

            Diluted earnings per common
                share
                                                        $     0.05       $     0.06       $       0.10       $      0.08
                                                        ==========       ==========       ============       ===========

            2000:

            Total revenues                              $4,380,008       $5,534,328       $  6,510,825       $ 7,555,006
                                                        ==========       ==========       ============       ===========

            Gross profit                                $3,229,960       $3,996,419       $  4,760,880       $ 5,615,556
                                                        ==========       ==========       ============       ===========

            Net earnings                                $  763,760       $1,077,059       $  1,665,378       $ 2,170,230
                                                        ==========       ==========       ============       ===========

            Basic earnings per common
                share                                   $     0.03       $     0.04       $       0.07       $      0.09
                                                        ==========       ==========       ============       ===========

            Diluted earnings per common
                share
                                                        $     0.03       $     0.04       $       0.06       $      0.08
                                                        ==========       ==========       ============       ===========

