Form 10-Q
period 2002-03-31
NYFIX INC
filed 2002-05-15
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X|        QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

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

30,697,171  shares of Common Stock were issued and  outstanding  as of April 30,
2002.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended March 31, 2002

CONTENTS                                                                  PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.     Financial Statements

               Consolidated Balance Sheets as of March 31, 2002 (unaudited)
               and December 31, 2001                                           3

               Consolidated Statements of Income (unaudited) for the three
               month periods ended March 31, 2002 and 2001                     4

               Condensed Consolidated Statements of Cash Flows (unaudited)
               for the three month periods ended March 31, 2002 and 2001       5

               Notes to Consolidated Financial Statements (unaudited)          6

   Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     15

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk    20

PART II. OTHER INFORMATION

   Item 2.     Changes in Securities and Use of Proceeds                     21

   Item 4.     Submission of Matters to a Vote of Security Holders           21

   Item 6.     Exhibits and Reports on Form 8-K                              21

SIGNATURE                                                                    23

                          NYFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                     March 31,       December 31,
                                                                                      2002               2001
                                                                                      ----               ----
ASSETS                                                                             (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  14,916,916    $   4,967,537
    Short-term investments in marketable securities                                  12,550,000       28,973,685
    Accounts receivable - less allowance of $534,000 and $511,000                    18,814,474       12,949,485
    Inventory, net                                                                    1,519,179        1,599,592
    Prepaid expenses and other current assets                                         3,050,509        2,138,912
    Due from NYFIX Millennium                                                              --          5,221,736
    Deferred income taxes                                                               419,000          443,000
                                                                                  -------------    -------------
                      Total Current Assets                                           51,270,078       56,293,947
PROPERTY AND EQUIPMENT, net                                                          19,293,853       14,366,097
INVESTMENT IN NYFIX MILLENNIUM                                                             --         27,500,000
NOTE RECEIVABLE FROM NYFIX MILLENNIUM                                                      --          6,043,151
GOODWILL AND OTHER ACQUIRED INTANGIBLES                                              82,110,566           34,000
INVESTMENT IN EUROLINK NETWORK                                                        3,968,000             --
DEFERRED INCOME TAXES                                                                   360,800          348,000
OTHER ASSETS                                                                          4,480,427        3,986,453
                                                                                  -------------    -------------
                      TOTAL ASSETS                                                $ 161,483,724    $ 108,571,648
                                                                                  =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $   4,291,038    $   3,847,546
    Accrued expenses                                                                  3,161,235        3,530,427
    Current portion of capital lease obligations                                        903,132          952,176
    Advance billings                                                                  3,116,381          451,195
                                                                                  -------------    -------------
                      Total Current Liabilities                                      11,471,786        8,781,344
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                          535,046          548,608
OTHER LONG-TERM LIABILITIES                                                             855,986             --
                                                                                  -------------    -------------
                      Total Liabilities                                              12,862,818        9,329,952

SHAREHOLDERS' EQUITY:
    Preferred stock - par value $1.00; 5,000,000 shares authorized; none issued            --               --
    Common stock - par value $.001; 60,000,000 authorized, 31,984,971 and
          28,869,800 shares issued                                                       31,985           28,870
    Additional paid-in capital                                                      159,740,353      110,497,679
    Retained earnings                                                                 8,540,152        8,442,406
    Due from officers and directors                                                    (591,732)        (591,732)
    Accumulated other comprehensive loss                                                   --            (35,675)
    Treasury stock, at cost (1,301,300 shares)                                      (19,099,852)     (19,099,852)
                                                                                  -------------    -------------
                      Total Shareholders' Equity                                    148,620,906       99,241,696
                                                                                  -------------    -------------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 161,483,724    $ 108,571,648
                                                                                  =============    =============
The accompanying notes to the consolidated  financial statements are an integral part of these statements.

                          NYFIX, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                       Three Month Period Ended
                                                     March 31, 2002   March 31, 2001
                                                     --------------   --------------
REVENUES:
Subscription                                         $  7,177,275    $  5,788,398
Sale                                                    1,308,822       1,705,223
Service contract                                        1,215,970         928,530
Transaction                                               368,466            --
                                                     ------------    ------------
      Total Revenues                                   10,070,533       8,422,151
                                                     ------------    ------------
COST OF REVENUES:

Cost of subscription                                    2,076,862       1,521,031

Cost of sale                                              222,250         167,508

Cost of service contract                                  193,308         251,877

Cost of transaction                                       249,897            --
                                                     ------------    ------------
      Total Cost of Revenues                            2,742,317       1,940,416
                                                     ------------    ------------
GROSS PROFIT                                            7,328,216       6,481,735
                                                     ------------    ------------
OPERATING EXPENSES:
Selling, general and administrative                     6,436,187       3,382,121
Research and development                                  178,793          78,318
Depreciation and amortization                           1,016,985         516,757
                                                     ------------    ------------
      Total Operating Expenses                          7,631,965       3,977,196
                                                     ------------    ------------
(LOSS) EARNINGS FROM OPERATIONS                          (303,749)      2,504,539

Interest expense                                          (87,045)       (111,095)

Investment income                                          81,951          48,246

Other expense                                             (32,063)         (9,323)
                                                     ------------    ------------
(LOSS) EARNINGS BEFORE (BENEFIT) PROVISION FOR
   INCOME TAXES AND MINORITY INTEREST                    (340,906)      2,432,367

(BENEFIT) PROVISION FOR INCOME TAXES                     (132,771)        968,825
                                                     ------------    ------------
(LOSS) EARNINGS BEFORE MINORITY INTEREST                 (208,135)      1,463,542

MINORITY INTEREST IN NYFIX MILLENNIUM - NET OF TAX        305,881            --
                                                     ------------    ------------
NET EARNINGS                                         $     97,746    $  1,463,542
                                                     ============    ============
BASIC EARNINGS PER COMMON SHARE                      $       0.00    $       0.06
                                                     ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       27,900,932      25,195,953
                                                     ============    ============
DILUTED EARNINGS PER COMMON SHARE                    $       0.00    $       0.05
                                                     ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     29,209,552      26,920,089
                                                     ============    ============

The accompanying notes to the consolidated  financial statements are an integral part of these statements.

                          NYFIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Month Period Ended
                                                                            March 31, 2002    March 31, 2001
                                                                            --------------    --------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          $ (1,066,534)   $  1,022,827
                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                         (2,345,542)           --
    Proceeds from sales of marketable securities                               22,543,034            --
    Capital expenditures                                                         (765,912)     (1,086,040)
    Proceeds from sale of equipment                                               372,824            --
    Payments for acquisition of Javelin Technologies, net of cash acquired     (9,435,611)           --
    Investment in EuroLink Network                                             (4,000,000)           --
    Cash acquired from NYFIX Millennium                                         3,205,831            --
    Repayment of advances to NYFIX Millennium prior to acquisition              2,139,605         792,909
    Payments for product enhancement costs and other assets                      (562,083)       (858,215)
                                                                             ------------    ------------
                      Net cash provided by (used in) investing activities      11,152,146      (1,151,346)
                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                           (228,522)       (196,154)
    Repayment of borrowings                                                          --          (250,000)
    Net proceeds from issuance of common stock                                     92,289         432,463
                                                                             ------------    ------------
                     Net cash used in financing activities                       (136,233)        (13,691)
                                                                             ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                9,949,379        (142,210)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  4,967,537       4,866,629
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $ 14,916,916    $  4,724,419
                                                                             ============    ============

The accompanying notes to the consolidated  financial statements are an integral part of these statements.

NYFIX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.          ORGANIZATION

            NYFIX,  Inc. is listed on the Nasdaq  Stock  Market under the symbol
            NYFX.

            References  herein to "we",  "our" and the "Company" refer to NYFIX,
            Inc. and consolidated  subsidiaries unless the context  specifically requires otherwise.

2.          BASIS OF PRESENTATION

            The  accompanying   unaudited   condensed   consolidated   financial
            statements   have  been  prepared  in  accordance   with  accounting
            principles  generally  accepted in the United  States of America for interim  financial  information  and with the  instructions  to Form
            10-Q. In the opinion of management, all adjustments,  which comprise normal  and  recurring  accruals  considered  necessary  for a  fair presentation,  have been  included.  The  preparation  of  financial
            statements  in  conformity  with  accounting   principles  generally
            accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses  during the reporting  period.  Actual results could differ from those estimates.  Operating  results for the three month period ended March 31, 2002 are not necessarily  indicative of the results  that may be expected  for the year ending  December 31,
            2002. For further information,  refer to the consolidated  financial statements and footnotes  thereto  included in the Company's  annual report on Form 10-K for the year ended December 31, 2001.

3.          INVENTORY

            Inventory consists of parts,  finished goods and minor materials and is stated at the lower of cost, determined on an average cost basis, or market.

                                                 March 31,  December 31,
                                                  2002         2001
                                                  ----         ----
                                               (unaudited)
            Parts and materials                $  708,436   $1,120,329
            Work in process                       151,702      151,702
            Finished goods                        741,042      409,561
                                               ----------   ----------
                                                1,601,180    1,681,592
            Less: Allowance for obsolescence       82,001       82,000
                                               ----------   ----------
                                 Total         $1,519,179   $1,599,592
                                               ==========   ==========

4.          PROPERTY AND EQUIPMENT, NET

            Property and equipment consists of the following:

                                                  March 31,    December 31,
                                                    2002           2001
                                                    ----           ----
                                                (unaudited)

Computer software                                $3,469,163    $1,124,341
Leasehold improvements                            1,909,365     1,312,417
Furniture and equipment                           5,509,007     3,252,658
Subscription and service bureau equipment        16,993,078    15,880,883
Service bureau equipment under capital leases     2,546,842     2,546,842
                                                -----------   -----------
                                                 30,427,455    24,117,141
Less: Accumulated depreciation                   11,133,602     9,751,044
                                                -----------   -----------
                      Total                     $19,293,853   $14,366,097
                                                ===========   ===========

5.          GOODWILL AND OTHER ACQUIRED INTANGIBLES

            Goodwill and other  acquired  intangibles at March 31, 2002 consists of the following:

                                                    March 31,
                                                      2002
                                                      ----

                                                   (unaudited)

               NYFIX Millennium                    $30,005,963
               Javelin Technologies                 52,070,603
               Broker/Dealer (NYFIX Transaction
                 Services, pending NASD approval)       34,000
                                                   -----------
                                     Total         $82,110,566
                                                   ===========

            NYFIX Millennium:

            NYFIX Millennium,  L.L.C. ("NYFIX Millennium"), a broker-dealer,  is an Alternative Trading System which provides a real-time,  anonymous automated  matching  system for  equity  trading.  NYFIX  Millennium leverages the NYFIX  network's order routing share volume to provide a more efficient liquidity source for the financial community.

            In September  1999,  NYFIX  Millennium was formed by NYFIX and seven international  investment banks and brokerage  firms,  consisting of
            Deutsche Bank, ABN Amro  Securities  (formerly ING Barings),  Lehman
            Brothers,  Morgan Stanley,  Alliance  Capital  (formerly  Sanford C.
            Bernstein & Co.),  Societe  Generale (SG Cowen) and UBS Warburg (the
            "Initial Partners").  Each partner,  including the Company, invested
            $2.0  million  in NYFIX  Millennium.  Each of the  Initial  Partners
            received 25,000 units of NYFIX Millennium, collectively owning a 50%
            membership interest in NYFIX Millennium, with the Company owning the remaining 50%. In addition,  the Company  purchased an option to buy from the Initial  Partners an additional 30% membership  interest in
            NYFIX Millennium (the "Option"),  for which the Company paid each of the Initial  Partners 281,250 shares of its common stock. The Option allowed  the Company to increase  its  membership  interest in NYFIX
            Millennium up to 80% of the total  membership  interest  through the exchange  of one  share of its  common  stock for each unit of NYFIX
            Millennium purchased, subject to certain adjustments.

            In March 2001, NYFIX Millennium added four more partners, consisting of  Bank of  America,  Wachovia  Securities  (formerly  First  Union
            Securities)  and LabMorgan  Corporation  (formerly J.P. Morgan & Co.
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

            In a letter dated January 23, 2002, the Company notified the Initial
            Partners  and New  Partners  that the  Company  was  exercising  the
            Option,  effective  February 1, 2002.  In exchange for the increased membership  interest  in  NYFIX  Millennium,  the  Company  paid the
            Initial  Partners and New Partners an aggregate of 296,250 shares of its common stock with a fair value of $4,506,000,  with each Initial
            Partner receiving 33,750 shares of common stock and each New Partner receiving  15,000 shares of common stock.  As a result,  the Company now  has  an  80%  membership  interest  in  NYFIX  Millennium.  The acquisition  was  accounted  for  as  a  purchase.  The  results  of
            operations   of  NYFIX   Millennium   have  been   included  in  the
            consolidated  results of operations  since the date of  acquisition.
            The Company has not completed  the final  allocation of the purchase price to the tangible  and  intangible  assets of NYFIX  Millennium.
            Asset valuations will be performed by an independent third-party and are on-going as of the date of this filing.  Upon  completion of the valuations,  assets other than goodwill will be amortized over their respective useful lives.

            The Company's total investment in NYFIX Millennium of $27,500,000 at
            December 31, 2001, consists of $25,500,000 (1,968,750 shares in 1999 of Company stock x $8.89 and 376,000  shares in March and April 2001 of  company  stock x $21.28)  and a  capital  cash  contribution  of
            $2,000,000.  The Company had  temporarily  funded certain  operating costs and capital  expenditures on behalf of NYFIX Millennium.  Such advances  were  reflected  as  Due  from  NYFIX  Millennium  on  the
            Company's  consolidated  balance  sheet as of December 31, 2001.  In addition the Company has loaned  $6,000,000,  plus accrued interest, to NYFIX  Millennium.  Such  advances  and loan  are  eliminated  in consolidation as of March 31, 2002.

            Pursuant to the NYFIX Millennium  Operating  Agreement,  as amended, the first  $22,000,000  in losses since  inception were allocated to the Initial  Partners and New Partners,  which equaled the extent of their  capital  investment  in  NYFIX  Millennium.  Pursuant  to the
            Operating Agreement, the Company recognized $1,762,000 in losses for the period ended March 31, 2002, and will  recognize  future losses, if any, up to the Company's  cash  investment  of $2,000,000  before such  losses  will be  allocated  80% to the  Company and 20% to the
            Initial Partners and New Partners.

            Javelin Technologies:

            Javelin  Technologies,  Inc.  ("Javelin")  is a leading  supplier of electronic trade communication  technology and a leading provider of
            Financial  Information Exchange (FIX) technology.  Javelin solutions
            provide  universal   connectivity,   streamlining  of  workflow  and
            elimination  of  the  high  costs  and  risks  associated  with  the
            development    of    proprietary    network   links   and   protocol
            implementations.

            On March  31,  2002,  the  company  acquired  the  capital  stock of
            Javelin.  The Company financed the transaction with a combination of
            (i)  $10,300,000 of cash,  (ii) 2,784,896  shares of common stock of the Company  having a fair value of  $41,189,000  and (iii)  493,636 shares  of  common  stock  of the  Company  having  a fair  value of
            $3,459,000  reserved for  issuance  upon  exercise of Javelin  stock options assumed by the Company.  In addition,  the Company agreed to potentially pay additional consideration to the Javelin stockholders based on Javelin's  revenues for the year ending  December 31, 2002.
            The acquisition was accounted for as a purchase. The Company has not completed the final allocation of the purchase price to the tangible and intangible assets of Javelin. Asset valuations will be performed by an  independent  third-party  and are  on-going as of the date of this filing.  Upon completion of the  valuations,  assets other than goodwill will be amortized over their respective useful lives.

            NYFIX Transaction Services:

            In December 2001, the Company acquired an inactive broker-dealer for
            $34,000  and has a  pending  application  filed  with  the  National
            Association of Securities Dealers (NASD).  Pending the approval, the
            Company   plans  to  change  the   broker-dealer's   name  to  NYFIX
            Transaction  Services,  Inc. ("NYFIX Transaction  Services").  NYFIX
            Transaction  Services will be a wholly owned  subsidiary which plans to provide execution and smart order routing solutions  primarily to domestic and international  broker-dealers  and specialized  trading firms for a single per share fee. The  acquisition was accounted for as a purchase and the cost of the  acquisition has been allocated to goodwill.

6.          INVESTMENT IN EUROLINK NETWORK

            On March 6, 2002, the Company  acquired a 40% ownership  interest in
            EuroLink Network, Inc. ("Eurolink"),  a privately held company based in Madrid,  Spain, which offers direct electronic access to the U.S.
            equity  markets  from Europe.  The Company  acquired its interest in
            return  for  granting   licensing   and   distribution   rights  and
            $4,000,000.  Under the terms of the  agreement,  EuroLink will offer the Company's  equity  terminals,  market access and services to the
            European  marketplace,  primarily on a  transaction  fee basis.  The terms of the  agreement  give the Company the option to increase its ownership  interest  in  EuroLink  to  80%  at  a  later  date.  The investment  in  EuroLink  is being  accounted  for under the  equity method. During the period ended March 31, 2002, the Company recorded a loss of  $32,000 on the  investment,  which is  included  in other expense on the consolidated statement of earnings.

7.          OTHER ASSETS

            Included in other assets are deferred product  enhancement  costs of
            $3,489,000  as of March 31, 2002 and  $3,411,000  as of December 31,
            2001, net of accumulated  amortization of $5,513,000 as of March 31,
            2002 and  $5,038,000  as of December 31,  2001.  Included in cost of revenues is  amortization  expense of deferred  product  enhancement costs of $474,000  and $358,000 for the three months ended March 31,
            2002 and 2001, respectively.

ACCRUED EXPENSES

            Accrued expenses consists of the following:

                                                March 31,   December 31,
                                                  2002        2001
                                                  ----        ----
                                              (unaudited)

             Income taxes payable             $    5,859   $  535,562
             Taxes, other than income taxes    1,792,657    1,728,856
             Commissions payable                 476,245      560,474
             Payroll-related accruals            191,876      334,323
             Other current liabilities           694,598      371,212
                                              ----------   ----------
                                   Total      $3,161,235   $3,530,427
                                              ==========   ==========

9.          CAPITAL STOCK

            In connection with the acquisitions mentioned in Note 5, the Company issued  296,250  shares  of  common  stock to the  NYFIX  Millennium
            Initial  Partners and New Partners on February 1, 2002,  with a fair value of $4,506,000, and 2,784,896 shares of common stock to Javelin stockholders on March 31, 2002, with a fair value of $41,189,000.

10.         PER SHARE INFORMATION

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

                                               Three Month Period Ended
                                            March 31, 2002  March 31, 2001
                                            --------------  --------------

Net earnings                                  $    97,746   $ 1,463,542
                                              ===========   ===========

Basic weighted average shares outstanding      27,900,932    25,195,953
                                              ===========   ===========

Basic earnings per common share               $      0.00   $      0.06
                                              ===========   ===========

Basic weighted average shares outstanding      27,900,932    25,195,953
     Dilutive options                           1,308,620     1,691,423
     Dilutive warrants                               --          32,713
                                              -----------   -----------
Diluted weighted average shares outstanding    29,209,552    26,920,089
                                              ===========   ===========

Diluted earnings per common share             $      0.00   $      0.05
                                              ===========   ===========

11.         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 2001, the FASB issued two new  pronouncements:  SFAS No. 141
            ("SFAS  141"),  "Business  Combinations,"  and SFAS No.  142  ("SFAS
            142"),  "Goodwill and Other  Intangible  Assets." SFAS 141 prohibits the use of the pooling-of-interest  method for business combinations initiated  after June 30,  2001,  and also  applies to all  business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business  combinations  completed  before July 1, 2001, that were accounted  for by the purchase  method.  SFAS 142 is  effective  for fiscal years  beginning after December 15, 2001, to all goodwill and other intangible  assets  recognized in an entity's balance sheet at
            that  date,   regardless  of  when  those  assets  were   originally
            recognized.  The  Company  has  adopted  SFAS 141 and SFAS 142.  The
            Company  has  goodwill   recorded  on  its  consolidated   financial
            statements as a result of  acquisitions  made primarily in the first quarter of 2002,  but has not completed the final  allocation of the purchase  price  to the  tangible  and  intangible  assets  of NYFIX
            Millennium  or  Javelin  Technologies.  Asset  valuations  for  both acquisitions will be performed by independent  third-parties and are on-going as of the date of this filing. Until those asset valuations are completed,  the impact of SFAS 142 on the Company's consolidated financial statements will not be known.

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

12.         BUSINESS SEGMENT INFORMATION

            Prior to 2002, the Company  operated in a single industry segment as a provider of electronic trading  infrastructure and technologies to the  professional  trading  segment of the brokerage  community.  In
            2002,  the  Company  increased  its  ownership   interest  in  NYFIX
            Millennium from 50% to 80%, and filed a membership  application with the NASD (which is currently  pending) to operate as a broker/dealer through NYFIX Transaction Services.

            As a result of these  acquisitions,  the Company  now  operates as a financial  services  technology  company in two  industry  segments,
            Technology Services and Transaction Services.

            The Technology Services segment provides desktop solutions, wireless
            exchange   floor   systems,   electronic   automation   systems  and
            straight-through  processing to the professional  trading segment of the brokerage community.

            The  Transaction  Services  segment  provides  an  electronic  order routing and matching  environment.  This segment provides  anonymous
            order   matching  and  execution   services  to  both  our  existing
            technology customers and web based desktop users.

Summarized financial information by business segment as follows (in 000's):

                                           Three Month Period Ended
                                      March 31, 2002    March 31, 2001
                                      --------------    --------------

          Revenues:
               Technology Services      $  9,702           $  8,422
               Transaction Services          369               --
                                        --------           --------
            Total revenues              $ 10,071           $  8,422
                                        ========           ========

            Gross profit:
               Technology Services      $  7,209           $  6,482
               Transaction Services          119               --
                                        --------           --------
            Total gross profit          $  7,328           $  6,482
                                        ========           ========

            Identifiable assets:
               Technology Services      $ 92,743
               Transaction Services       35,017
               Corporate                  33,724
                                        --------
            Total identifiable assets   $161,484
                                        ========

13.         COMPREHENSIVE INCOME

            The components of other  comprehensive  income,  net of tax, were as follows:

                                                      Three Month Period Ended
                                                  March 31, 2002      March 31, 2001
                                                  --------------      --------------

            Net earnings                            $   97,746          $1,463,542
            Change in net unrealized loss on
                available-for-sale securities           35,675                --
                                                    ----------          ----------
            Total comprehensive income              $  133,421          $1,463,542
                                                    ==========          ==========

            The components of accumulated other  comprehensive loss, net of tax, were as follows:

                                                     March 31,         December 31,
                                                      2002                2001
                                                      ----                ----

            Accumulated net unrealized loss on
               available-for-sale securities        $       -           $ (35,675)
                                                    ----------          -----------
            Total accumulated other comprehensive
               loss                                 $       -           $ (35,675)
                                                    ==========          ===========

14.          CASH FLOW SUPPLEMENTAL INFORMATION

                                                                        Three Month Period Ended
                                                                            March 31,    March 31,
                                                                             2002          2001
                                                                             ----          ----

              Supplemental disclosures of cash flow information:
              Cash paid during the period for interest                   $   159,785   $    94,030
              Cash paid during the period for income taxes                   585,800        22,905

              Supplemental schedule of noncash investing and financing
              information:
              NYFIX Millennium:
              Fair value of assets acquired, net of cash acquired        $39,144,071          --
              Fair value of liabilities assumed                           10,343,939          --
              Common stock issued for acquisition                          4,505,963     4,000,000

              Javelin:
              Fair value of assets acquired, net of cash acquired        $58,867,183          --
              Fair value of liabilities assumed                            4,784,035          --
              Common stock issued for acquisition                         41,188,612          --
              Stock options assumed                                        3,458,925          --

15.         PRO FORMA SUPPLEMENTAL INFORMATION

            The  effect  of  consolidating   the  operating   results  of  NYFIX
            Millennium (a development stage company) was as follows:

                                                         Three Month Period Ended
                                                              March 31, 2002
                                                         ------------------------
                                                                        NYFIX
                                                          NYFIX      Without NYFIX
                                                        As Reported    Millennium
                                                        ----------   --------------
Revenues                                                $10,070,533   $9,702,067
                                                        ===========   ==========

Gross profit                                            $ 7,328,216   $7,209,647
                                                        ===========   ==========

(Loss) earnings from operations                         $  (303,749)  $1,900,914
                                                        ===========   ==========

Earnings (loss) before provision for income taxes and
minority interest                                       $  (340,906)  $1,922,590
                                                        ===========   ==========

Earnings (Loss) before minority interest                $  (208,135)  $1,173,808
                                                        ===========   ==========

Net earnings                                            $    97,746   $1,173,808
                                                        ===========   ==========

Basic and diluted earnings per common share             $      0.00   $     0.04
                                                        ===========   ==========

Following are the summarized  unaudited pro forma combined results of operations for the three months ended March 31, 2002 and 2001,  assuming the acquisition of
NYFIX  Millennium  had  taken  place at the  beginning  of each of those  fiscal periods,  and giving  effect to the  addition of the New Partners and the Option exercise as of January 1, 2001.  The  unaudited  pro forma  combined  results of operations for both periods were prepared based upon the consolidated statements of earnings of NYFIX and the  statements of operations of NYFIX  Millennium  for the respective periods.  The unaudited pro forma combined financial  information presented  below does not reflect  future events that may occur after the Option exercise.  As a result of these assumptions,  estimates and  uncertainties,  the accompanying unaudited pro forma combined financial information does not purport to describe the actual  financial  condition or results of operations that would have  been  achieved  had the  Option  exercise  in fact  occurred  on the  date indicated,  nor does it purport to predict NYFIX's future results of operations.
The pro forma combined results of operations including the results of operations of Javelin will be included in the Company's  Current Report on Form 8-K/A to be
filed no later than June 14, 2002, and in subsequent quarterly filings.

                                       Three Month Period Ended
                                 ------------------------------------
                                   March 31, 2002  March 31, 2001
                                   --------------  --------------

Net revenues                        $10,147,539   $   8,422,151
                                    ===========   =============

Net earnings                        $    97,746   $   1,463,542
                                    ===========   =============

Basic earnings per common share     $      0.00   $        0.06
                                    ===========   =============

Diluted earnings per common share   $      0.00   $        0.05
                                    ===========   =============

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

Effective  February 1, 2002,  NYFIX  Millennium is included in the  consolidated financial statements of the Company.  Pursuant to the NYFIX Millennium Operating
Agreement,  the  first  $22,000,000  of losses  were  allocated  to the  Initial
Partners and New Partners of NYFIX  Millennium which equaled the extent of their capital  investment  in NYFIX  Millennium.  The next  $2,000,000  of losses  are allocated to the Company and any additional  losses will be allocated 80% to the
Company and 20% to the  Initial  Partners  and New  Partners.  Accordingly,  the
Company  recognized  $1,762,000  of losses  before taxes  attributable  to NYFIX
Millennium  in the three month period ended March 31, 2002. On a pro forma basis without NYFIX Millennium, earnings before taxes and net earnings would have been
$1,923,000 and $1,174,000, respectively.

For a list of the critical accounting policies that Management  believes,  among others,  affect  its  more  significant  judgments  and  estimates  used  in the preparation of its  consolidated  financial  statements,  refer to  Management's
Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

The  Company's  revenues  comprise  subscription,  sales,  service  contract and transaction revenue.  Consistent with the Company's transition to a subscription sales model,  subscription  fees  represent a majority and  increasing  share of total  revenues.  Subscription  revenue  contracts are primarily  with brokerage firms,  international  banks and global exchanges  trading in equities,  and are generally  for an  initial  period of one to three  years with one to three year renewal periods.  Subscription revenues are recognized ratably over the lives of the  subscription  agreements  with  customers  and begin once  installation  is complete.  Sales  revenue,  which is  comprised  of  software  sales and capital equipment  sales,  is generated  primarily by sales to customers in the futures, options and currencies  trading  market,  and is recognized upon shipment of the product and acceptance by the customer. Service contract revenue is comprised of maintenance contracts for capital sales equipment and subscription equipment and is  recognized  ratably  over the period that the service is  provided.  Service contract  revenue on  subscription  contracts is charged to customers as a fixed percentage of such  contracts.  Transaction  revenue  consists of per-share fees charged to  customers  who route orders  through the  Company's  order  matching system.

Cost of revenues  principally  consists of communication  lines for subscription and transaction services,  amortization of capitalized product enhancement costs and depreciation of subscription-based equipment, labor, materials and overhead, execution and clearing fees.

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

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues
Subscription  revenue  increased 24% to $7,177,000 in 2002,  from  $5,788,000 in
2001, principally due to increased demand among existing customers, and also the addition of new  customers  and new product  offerings  sold to existing and new customers. As a percentage of total revenues,  subscription revenue increased to
71% in 2002 from 69% in 2001.

Sales revenue  decreased 23% to $1,309,000 in 2002, from $1,705,000 in 2001. The decrease in sales revenue is  principally  due to delays in customer  demand for the Company's Order Book Management System ("OBMS") derivatives trading software products.  As a percentage of total revenue,  sales revenue  decreased to 13% in
2002,  from 20% in 2001,  with software  sales  comprising the majority of sales revenue.

Service  contracts revenue increased 31% to $1,216,000 in 2002, from $929,000 in
2001,  principally due to an increase in  subscription  contract  revenue.  As a percentage of total revenue,  service  contract  revenue  comprised 12% of total revenue, as compared to 11% in 2001.

Transaction  revenue  represented  4% of total revenues and is  attributable  to
NYFIX  Millennium,  whose  results are  included in the  consolidated  financial statements since February 1, 2002.

Cost of Revenues and Gross Profit
Gross profit as a percentage of total revenues decreased to 73% in 2002 from 77%
in 2001, as gross profit on a percentage  basis  improved for both  subscription and sales revenues. The increase in gross profit percentage principally resulted from an increase in the amount of higher  margin  software  installations.  On a dollar basis, gross profit improved for all four revenue  categories,  which was offset somewhat by increased communication charges relating to increased desktop connections,  higher labor costs due to  increased  service  contract  revenues,
increased   depreciation  expense  for   subscription-based   equipment  due  to
additional  units being placed into service and higher  amortization  expense of product enhancement costs. Included in cost of revenues was amortization expense of  product  enhancement  costs of  $474,000  and  $358,000  for 2002 and  2001, respectively.  Also  included in cost of revenues was  depreciation  expense for subscription-based  equipment  of  $526,000  and  $453,000  for 2002  and  2001, respectively.  The Company  obtains its materials and supplies from a variety of vendors  in the U.S.  and  Asia and did not  experience  any  significant  price increases in its component parts purchased during 2002.

Selling, General and Administrative
Selling,  general and  administrative  expenses  increased  90% to $6,436,000 in
2002,  from  $3,382,000 in 2001, and increased as a percentage of total revenues to 64% in 2002 from 40% in 2001. This increase includes $2,088,000  attributable to NYFIX  Millennium  in 2002.  The dollar  increase  in excess of the  expenses attributable to NYFIX Millennium  reflects  increased  salaries and commissions, related  personnel  costs,  rent expense and various  office  expenses due to an increase in personnel to support the  Company's  growth.  Also  increasing  were non-recoverable  communication  fees,  and  software  and  computer  support and maintenance  contract  fees due to the  continued  investment  in the  Company's infrastructure.

Research and Development
Research and development expenses increased to $179,000 in 2002, from $78,000 in
2001,  primarily as a result of the Company's  efforts on developing new product lines.

Depreciation and Amortization
Depreciation and amortization expenses increased 97% to $1,017,000 in 2002, from
$517,000 in 2001. Included in this increase is $235,000 of depreciation  expense from NYFIX Millennium.  The increase,  exclusive of NYFIX  Millennium,  reflects principally  the  continued  investment  in  the  Company's  infrastructure,  in addition to  administrative  support  equipment  and leasehold  improvements  to support the Company's growth.

Interest Expense
Interest  expense  decreased  22% to $87,000  in 2002,  from  $111,000  in 2001, principally  as a result of decreased  interest on capital lease  obligations of
$21,000 and a $54,000  decrease in other  interest  expense due to the payoff of the Company's line of credit during July 2001,  offset by other interest expense of $51,000.

Investment Income
Investment  income  increased  71% to  $82,000  in 2002,  from  $48,000 in 2001, principally  due to interest and  dividends  earned on a higher  balance of cash equivalents  and  marketable  securities in 2002 as compared to 2001. The higher balance of cash  equivalents  and  marketable  securities is due to the proceeds received from the Company's follow-on public offering in June 2001.

(Benefit) Provision for Income Taxes
The Company recorded a tax benefit of $133,000 in 2002,  compared to a provision for income  taxes of $969,000  in 2001.  The tax  benefit is  attributable  to a pretax loss in 2002,  resulting  from the  consolidation  of NYFIX  Millennium's results for the two months ended March 31, 2002.  The  Company's  effective  tax benefit rate of 39% in the current period exceeds the Federal  statutory benefit rate primarily due to state income taxes.

Liquidity and Capital Resources

In June 2001, the Company raised $57,284,000 from a follow-on public offering of
3,000,000  shares of its common  stock,  net of  expenses.  The  Company  used a portion of the net  proceeds  for working  capital,  to  purchase  shares of its common stock and for other general corporate purposes. The Company has also used a portion of the net  proceeds  for  acquisitions  of  businesses,  products and technologies or the  establishment  of joint ventures that are  complementary to our business. At March 31, 2002, the cash and cash equivalents balance increased to $14,917,000 from $4,968,000 at December 31, 2001 primarily as a result of the sale of  marketable  securities,  cash acquired  from the  acquisition  of NYFIX
Millennium, repayment of advances to NYFIX Millennium and proceeds from the sale of equipment,  offset by payments for the  acquisition  of Javelin  Technologies
(net of cash acquired),  investment in EuroLink Network, purchases of marketable securities, capital expenditures, the acquisition of other assets to support the
Company's   infrastructure   and   repayments   under  loan  and  capital  lease
obligations.

On March 6, 2002,  the  Company  acquired a 40%  ownership  interest in EuroLink
Network,  Inc.  ("EuroLink"),  a privately held company based in Madrid,  Spain, which offers direct  electronic  access to the U.S.  equity markets from Europe.

The  Company  acquired  its  interest  in  return  for  granting  licensing  and distribution rights and $4,000,000.  Under the terms of the agreement,  EuroLink will offer the  Company's  equity  terminals,  market access and services to the
European  marketplace,  primarily on a transaction  fee basis.  The terms of the agreement  give the  Company the option to increase  its  ownership  interest in
EuroLink to 80% at a later date.  This  investment  is  accounted  for under the equity  method and the  Company  recorded  a loss of $32,000 on this  investment during the three months ended March 31, 2002.

On March 31, 2002, the Company acquired Javelin Technologies,  Inc. ("Javelin").
Javelin,  widely  known as one of the  pioneers  in FIX  (Financial  Information exchange  Protocol)  technology,  has over 1,000  installations at more than 300 leading buy and sell-side  institutions,  exchanges and ECNs,  including over 50 clients in Europe and 20 in Asia. Javelin possesses the leading  market-share in
the  buy-side   institutional  market  for  electronic  order  routing  enabling
technology.   The  Company  financed  the  transaction  with  a  combination  of
$10,300,000  in cash and the  issuance  and reserve of common  stock with a fair value of  approximately  $44,648,000.  The cash  portion  was  financed  through available  funds. In addition,  the Company agreed to potentially pay additional consideration to the Javelin  stockholders  based on Javelin's  revenues for the year ending December 31, 2002.

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

As a  result  of the  Company's  acquisition  of an  inactive  broker-dealer  in
December 2001, to be renamed NYFIX Transaction Services,  Inc. (pending approval by the NASD) at a later date, and the agreement  with EuroLink noted above,  the
Company  expects  to  record  transactional  revenue  beginning  in 2002.  NYFIX
Transaction  Services is ready to move into full operational status pending NASD approval of its membership application.

At March 31, 2002, the Company had invested  $12,550,000  in current  marketable security  instruments,  having  interest  rates  ranging  from  1.28% to  2.09%,
$770,000 in a tax-free  money fund with an average yield of 0.80% and $7,477,000 in money market funds with a 30 day yield of 1.36%.

At March 31, 2002,  the Company had total debt of $1,438,000,  which  represents amounts  outstanding  under capital lease  obligations.  At March 31, 2002,  the
Company  had no  material  commitments  for capital  expenditures  or  inventory purchases.

The Company believes it has sufficient liquidity,  including cash generated from operations and issuances of common stock, to support its cash needs for at least the next twelve months.

The following  summarizes  the Company's  contractual  obligations  at March 31,
2002, and the effect such  obligations are expected to have on its liquidity and cash flows in future periods (in 000's):

                       -------------------------------------------
                                                            After
                        2002     2003      2004    2005     2005
                       -------------------------------------------

Capital leases         $1,001   $1,015   $  405   $   76   $ --
 Non-cancelable
    operating leases    2,382    2,885    2,721    1,762    2,994
                       ------   ------   ------   ------   ------
Total obligations      $3,383   $3,900   $3,126   $1,838   $2,994
                       ======   ======   ======   ======   ======

Working Capital
At March 31, 2002 and  December  31,  2001,  the Company had working  capital of
$39,798,000  and  $47,513,000,   respectively.  The  Company's  present  capital
resources include proceeds from internal operations and from issuances of common stock.  The decrease in working  capital was  principally due to the decrease in cash and investments  used for the acquisition of Javelin  Technologies  and for the investment in EuroLink Network..

Cash Provided by Operating Activities
During the three months ended March 31, 2002,  net cash used in  operations  was
$1,067,000 as compared to net cash  provided by operations  for the three months ended  March 31,  2001 of  $1,023,000.  The  decrease  is  primarily  due to the decrease  in net  earnings  to  $98,000  in 2002 from  $1,464,000  in 2001.  The decrease is also due to an increase in accounts receivable of $1,356,000 (net of accounts receivable acquired from Javelin Technologies and NYFIX Millennium) and a decrease in  accounts  payable and  accrued  expenses  of  $1,748,000  (net of accounts  payable and accrued  expenses  acquired from Javelin  Technologies and
NYFIX Millennium).  The increase in accounts  receivable is primarily due to the increase in the Company's revenues. The decrease in accounts payable and accrued expenses is primarily  due to payments  made to vendors  during the three months ended March 31, 2002.

Cash Used in Investing Activities
During the three  months ended March 31,  2002,  net cash  provided by investing activities  was  $11,152,000  as  compared  to  $1,151,000  of net cash  used in investing  activities for the three months ended March 31, 2001. The increase is primarily due to proceeds from the sale of marketable  securities of $22,543,000
(principally  used  for the  acquisition  of  Javelin  Technologies  and for the investment  in  EuroLink  Network),  cash  acquired  from  NYFIX  Millennium  of
$3,206,000,  repayments of advances to NYFIX  Millennium prior to acquisition of
$2,140,000  and  proceeds  from the sale of  equipment  of  $373,000,  offset by payments for the acquisition of Javelin  Technologies  (net of cash acquired) of
$9,436,000,  payments  for the  investment  in EuroLink  Network of  $4,000,000, purchases of  marketable  securities  of  $2,346,000,  capital  expenditures  of
$766,000 and payments for product enhancements and other assets of $562,000.

Cash Provided By Financing Activities
During  the  three  months  ended  March  31,  2002 and  2001,  net cash used in financing  activities was $136,000 and $14,000,  respectively.  During the three months ended March 31, 2002, principal repayment under capital lease obligations of $229,000  were  partially  offset by proceeds of $92,000 from the exercise of stock options.

Seasonality

The Company  believes  that its  operations  are not  significantly  effected by seasonality.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the FASB issued two new pronouncements: SFAS No. 141 ("SFAS 141"),
"Business  Combinations,"  and SFAS No. 142 ("SFAS  142"),  "Goodwill  and Other
Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business  combinations  accounted for by the purchase  method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other intangible  assets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  The  Company  has  adopted  SFAS 141 and SFAS 142.  The Company has goodwill  recorded  on its  consolidated  financial  statements  as a result  of acquisitions  made primarily in the first quarter of 2002, but has not completed the final allocation of the purchase price to the tangible and intangible assets
of  NYFIX  Millennium  or  Javelin  Technologies.   Asset  valuations  for  both
acquisitions will be performed by independent  third-parties and are on-going as of the date of this filing.  Until those asset  valuations  are  completed,  the impact of SFAS 142 on the Company's  consolidated  financial statements will not be known.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  The  Company  is  exposed  to  market  risk principally  through  changes in  interest  rates,  equity  prices  and  foreign currency  exchange rates.  Interest rate exposure is principally  limited to the
$12.6  million of current  marketable  securities  and $14.9 million of cash and cash  equivalents  invested at March 31, 2002. Risk is limited on the marketable securities  portfolio  due to the fact that it is invested in insured  municipal bonds and no more than 5% of the Company's  portfolio can be invested in any one security issue.

The  fair  value of the  Company's  investment  portfolio  at  March  31,  2002, approximated  carrying  value  due to its  short-term  duration.  The  potential decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the cash funds would not be material to  earnings,  cash flows or fair value.  Current marketable  securities at March 31, 2002, are recorded at a fair value of $12.6 million.  The potential  decrease in fair value  resulting from a hypothetical  10%  decrease  in  interest  rates for the  marketable  securities contained in the investment  portfolio and the tax-free money funds would not be material to earnings, cash flows or fair value.

As discussed in Note 2 to the consolidated financial statements in the Company's
Form 10-K for the year ended December 31, 2001, the financial  statements of the
Company's  London sales office are remeasured  into U.S.  dollars using the U.S.
dollar as the  functional  currency.  The market risk  associated  with  foreign
currency   exchange   rates  is  not  material  in  relation  to  the  Company's consolidated  financial  position,  results of  operations  or cash  flows.  The
Company does not use derivative financial instruments for any purpose.

PART II

OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 1, 2002,  the Company  issued  296,250 shares of its common stock to the minority partners of NYFIX Millennium,  L.L.C. The consideration received by the  Company  for such  issuances  was that the  minority  partners  sold to the
Company 30% of their respective  membership  interests in NYFIX  Millennium,  so that the Company now owns an 80% membership interest.

On March 31, 2002, the Company issued  2,784,896  shares of its common stock and paid  $10,300,000 to the stockholders of Javelin  Technologies,  Inc. to acquire all of the capital stock of Javelin.

In  connection  with  the  issuance  of its  shares  to the  above  entities  or investors,  the Company  relied on the exemption from  registration  provided by
Section 4(2) of the Securities Act of 1933.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (a)         A special meeting of shareholders was held on March 14, 2002.

      (b)         Not applicable

      (c)         Matter voted on at the meeting and the number of votes cast:

                  Proposal 1 - To authorize the transfer of substantially all of the Company's assets to a newly-created,  direct, wholly-owned subsidiary of the Company.

                  For                         18,918,934
                  Against                        301,606
                  Abstain                        124,354

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS

                  None

(b)         REPORTS ON FORM 8-K

As reported in a Form 8-K dated February 1, 2002 (filed February 14, 2002) under
Item 2,  Acquisition  or  Disposition  of Assets,  in a letter dated January 23,
2002,  the Company  notified  the Initial  Partners  and New  Partners  that the
Company  was  exercising  its  option to  acquire an  additional  30%  ownership interest in NYFIX  Millennium,  effective  February 1, 2002. In exchange for the increased membership interest in NYFIX Millennium,  the Company paid the Initial
Partners and New Partners an aggregate of 296,250 shares of the Company's common stock,  with each Initial  Partner  receiving  33,750 shares of common stock and each New Partner receiving 15,000 shares of common stock.

Also  reported in the same Form 8-K under Item 5, Other  Events,  on October 30,
2001, the Company entered into a Subordinated  Loan Agreement for Equity Capital
(the "Loan  Agreement")  with NYFIX  Millennium,  effective  November  30, 2001, pursuant to which the Company loaned $6 million to NYFIX Millennium. The loan is due on  November  30, 2004 and earns  interest at a rate of 7.5% per annum.  The
Loan Agreement was found by the National Association of Securities Dealers, Inc.
(the  "NASD")  to  be  acceptable  as a  satisfactory  subordination  agreement, effective as of November 30, 2001.

Also  reported in the same Form 8-K,  under Item 7,  Financial  Statements,  Pro
Forma Financial  Information and Exhibits,  the Company  announced it would file the required  financial  statements  as required by Item 7(a) and Item 7(b),  no later than April 17, 2002. The Form 8-K/A  containing  the required  information under Item 7 was filed on April 17, 2002.

As reported in a Form 8-K dated March 12, 2002 (filed March 25, 2002) under Item
5, Other Events,  and under Item 7, Financial  Statements,  Pro Forma  Financial
Information and Exhibits,  on March 12, 2002, the Company issued a press release
announcing   that  it  signed  a  definitive   agreement   to  acquire   Javelin
Technologies, Inc. The Company announced it would finance the transaction with a combination  of  approximately  $11,000,000  cash and NYFIX  common stock with a value of approximately  $44,000,000.  In addition, the Company has negotiated an earn-out  based on Javelin's  2002 revenues.  The  transaction  was scheduled to close on March 31, 2002.

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
                                        -------------------------
                                        Richard A. Castillo
                                        Chief Financial Officer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

Dated: May 15, 2002