Form 10-Q
period 2002-06-30
NYFIX INC
filed 2002-08-14
CIK 99047

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

|X|     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2002

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

30,767,147  shares of Common  Stock were issued and  outstanding  as of July 31,
2002.

NYFIX, INC.

FORM 10-Q
   For the quarterly period ended June 30, 2002

CONTENTS                                                                    PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Consolidated Balance Sheets as of June 30, 2002
              (unaudited) and December 31, 2001                              3

              Consolidated Statements of Operations (unaudited)
              for the three and six month periods ended June 30,
              2002 and 2001                                                  4

              Condensed Consolidated Statements of Cash Flows (unaudited)
              for the six month periods ended June 30, 2002 and 2001         5

              Notes to Consolidated Financial Statements (unaudited)         6

   Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk    22

PART II. OTHER INFORMATION

   Item 4.    Submission of Matters to a Vote of Security Holders           23

   Item 6.    Exhibits and Reports on Form 8-K                              23

SIGNATURE                                                                   25

                          NYFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                                                                        June 30,      December 31,
                                                                                          2002           2001
                                                                                      ------------    ------------
ASSETS                                                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                      $   9,027,051    $   4,967,537
    Short-term investments in marketable securities                                   16,727,068       28,973,685
    Accounts receivable - less allowance of $1,027,000 and $511,000                   14,979,575       12,949,485
    Inventory, net                                                                     1,524,214        1,599,592
    Prepaid expenses and other current assets                                          5,377,242        2,138,912
    Due from NYFIX Millennium                                                               --          5,221,736
    Deferred income taxes                                                                402,000          443,000
                                                                                  --------------    -------------
                      Total Current Assets                                            48,037,150       56,293,947
PROPERTY AND EQUIPMENT, net                                                           19,142,167       14,366,097
INVESTMENT IN NYFIX MILLENNIUM                                                              --         27,500,000
NOTE RECEIVABLE FROM NYFIX MILLENNIUM                                                       --          6,043,151
GOODWILL AND OTHER ACQUIRED INTANGIBLES                                               84,865,208           34,000
INVESTMENT IN EUROLINK NETWORK                                                         3,860,683             --
DEFERRED INCOME TAXES                                                                    403,700          348,000
OTHER ASSETS                                                                           5,010,061        3,986,453
                                                                                  --------------    -------------
                      TOTAL ASSETS                                                 $ 161,318,969    $ 108,571,648
                                                                                  ==============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                               $   5,239,656    $   3,847,546
    Accrued expenses                                                                   4,270,559        3,530,427
    Current portion of capital lease obligations                                       1,261,835          952,176
    Current portion of other long-term liabilities                                       115,475             --
    Advance billings                                                                   3,202,768          451,195
                                                                                  --------------    -------------
                      Total Current Liabilities                                       14,090,293        8,781,344
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                         1,150,660          548,608
OTHER LONG-TERM LIABILITIES                                                              240,647             --
                                                                                  --------------    -------------
                      Total Liabilities                                               15,481,600        9,329,952
                                                                                  --------------    -------------
SHAREHOLDERS' EQUITY:
    Preferred stock - par value $1.00; 5,000,000 shares authorized; none issued             --               --
    Common stock - par value $.001; 60,000,000 authorized, 32,051,580 and
          28,869,800 shares issued                                                        32,052           28,870
    Additional paid-in capital                                                       159,950,888      110,497,679
    Retained earnings                                                                  5,620,961        8,442,406
    Due from officers and directors                                                     (678,791)        (591,732)
    Accumulated other comprehensive gain (loss)                                           12,111          (35,675)
    Treasury stock, at cost (1,301,300 shares)                                       (19,099,852)     (19,099,852)
                                                                                  --------------    -------------
                      Total Shareholders' Equity                                     145,837,369       99,241,696
                                                                                  --------------    -------------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 161,318,969    $ 108,571,648
                                                                                  ==============    =============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          NYFIX, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Month Period Ended       Six Month Period Ended
                                                        ------------------------       ----------------------
                                                         June 30,        June 30,      June 30,       June 30,
                                                          2002            2001           2002           2001
                                                          ----            ----           ----           ----
REVENUES:

Subscription                                         $  8,063,769    $  6,936,183    $ 15,241,044    $ 12,724,581

Sale                                                    1,294,647       1,456,427       2,603,469       3,161,650

Service contract                                        2,374,699       1,118,749       3,590,669       2,047,279

Transaction                                             1,352,978            --         1,721,444            --
                                                     ------------    ------------    ------------    ------------
      Total Revenues                                   13,086,093       9,511,359      23,156,626      17,933,510
                                                     ------------    ------------    ------------    ------------
COST OF REVENUES:

Cost of subscription                                    2,372,793       1,793,349       4,449,655       3,314,380

Cost of sale                                              606,996         208,172         829,246         375,680

Cost of service contract                                  870,461         254,434       1,063,769         506,311

Cost of transaction                                       501,375            --           751,272            --
                                                     ------------    ------------    ------------    ------------
      Total Cost of Revenues                            4,351,625       2,255,955       7,093,942       4,196,371
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                            8,734,468       7,255,404      16,062,684      13,737,139
                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:

Selling, general and administrative                    11,759,421       3,772,624      18,195,608       7,154,745

Research and development                                  317,460         108,088         496,253         186,406

Depreciation and amortization                           1,806,343         655,870       2,823,328       1,172,627
                                                     ------------    ------------    ------------    ------------
      Total Operating Expenses                         13,883,224       4,536,582      21,515,189       8,513,778
                                                     ------------    ------------    ------------    ------------
(LOSS) EARNINGS FROM OPERATIONS                        (5,148,756)      2,718,822      (5,452,505)      5,223,361

Interest expense                                          (56,017)       (108,870)       (143,062)       (219,965)

Investment income                                         115,638          62,954         197,589         111,200

Other expense                                            (107,376)         (5,133)       (139,439)        (14,456)
                                                     ------------    ------------    ------------    ------------

(LOSS) EARNINGS BEFORE INCOME TAX (BENEFIT)
   PROVISION AND MINORITY INTEREST                     (5,196,511)      2,667,773      (5,537,417)      5,100,140

INCOME TAX (BENEFIT) PROVISION                         (2,082,196)      1,065,778      (2,214,967)      2,034,603
                                                     ------------    ------------    ------------    ------------
(LOSS) EARNINGS BEFORE MINORITY INTEREST               (3,114,315)      1,601,995      (3,322,450)      3,065,537

MINORITY INTEREST IN NYFIX MILLENNIUM                     195,124            --           501,005            --
                                                     ------------    ------------    ------------    ------------
NET (LOSS) EARNINGS                                  $ (2,919,191)   $  1,601,995    $ (2,821,445)   $  3,065,537
                                                     ============    ============    ============    ============
BASIC (LOSS) EARNINGS PER COMMON SHARE               $      (0.10)   $       0.06    $      (0.10)   $       0.12
                                                     ============    ============    ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       30,720,029      25,869,171      29,318,268      25,682,770
                                                     ============    ============    ============    ============
DILUTED (LOSS) EARNINGS PER COMMON SHARE             $      (0.10)   $       0.06    $      (0.10)   $       0.11
                                                     ============    ============    ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     30,720,029      27,487,941      29,318,268      27,350,371
                                                     ============    ============    ============    ============

        The accompanying notes to the consolidated financial statements are an integral part of these statements.

                          NYFIX, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Six Month Period Ended
                                                                            June 30, 2002    June 30, 2001
                                                                            -------------    -------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                          $    (13,026)   $  5,012,150
                                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                         (9,730,642)    (20,000,000)
    Proceeds from sales of marketable securities                               25,793,034            --
    Capital expenditures                                                       (1,683,774)     (4,073,179)
    Proceeds from sale of equipment                                               372,825            --
    Payments for acquisition of Javelin Technologies, net of cash acquired     (9,987,112)           --
    Investment in EuroLink Network                                             (4,000,000)           --
    Cash acquired from NYFIX Millennium                                         3,205,831            --
    Repayment of advances to NYFIX Millennium prior to acquisition              2,139,605         125,128
    Payments for product enhancement costs and other assets                    (1,707,890)     (1,564,550)
                                                                             ------------    ------------
                      Net cash provided by (used in) investing activities       4,401,877     (25,512,601)
                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                           (532,312)       (407,026)
    Repayment of borrowings                                                          --          (500,000)
    Net proceeds from issuance of common stock                                    215,832      58,065,013
                                                                             ------------    ------------
                     Net cash (used in) provided by financing activities         (316,480)     57,157,987
                                                                             ------------    ------------
EFFECT OF FOREIGN CURRENCY TRANSLATION                                            (12,857)           --
                                                                             ------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                           4,059,514      36,657,536

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  4,967,537       4,866,629
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  9,027,051    $ 41,524,165
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

2.          BASIS OF PRESENTATION

            The  accompanying   unaudited   condensed   consolidated   financial
            statements   have  been  prepared  in  accordance   with  accounting
            principles  generally  accepted in the United  States of America for interim  financial  information  and with the  instructions  to Form
            10-Q. In the opinion of management, all adjustments,  which comprise normal  and  recurring  accruals  considered  necessary  for a  fair presentation,  have been  included.  The  preparation  of  financial
            statements  in  conformity  with  accounting   principles  generally
            accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent  assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses  during the reporting  period.  Actual results could  differ from those  estimates.  Operating  results for the six month period ended June 30, 2002 are not  necessarily  indicative of the results  that may be expected  for the year ending  December 31,
            2002. For further information,  refer to the consolidated  financial statements and footnotes  thereto  included in the Company's  annual report on Form 10-K for the year ended December 31, 2001.

3.          INVENTORY

            Inventory consists of parts,  finished goods and minor materials and is stated at the lower of cost, determined on an average cost basis, or market.

                                                   June 30,  December 31,
                                                    2002        2001
                                               ------------ -------------
                                               (unaudited)
            Parts and materials                $1,221,597   $1,120,329
            Work in process                        80,009      151,702
            Finished goods                        304,652      409,561
                                               ----------   ----------
                                                1,606,358    1,681,592
            Less: Allowance for obsolescence       82,144       82,000
                                               ----------   ----------
                                 Total         $1,524,214   $1,599,592
                                               ==========   ==========

4.          PROPERTY AND EQUIPMENT, NET

            Property and equipment consists of the following:

                                                             June 30,     December 31,
                                                              2002           2001
                                                           -----------    ------------

                                                           (unaudited)
            Owned equipment:
            Computer software                               $ 3,626,085   $ 1,124,341
            Leasehold improvements                            1,911,111     1,312,417
            Furniture and equipment                           5,529,042     3,252,658
            Subscription and service bureau equipment        17,592,255    15,880,883
                                                            -----------   -----------
                Owned equipment - gross                      28,658,493    21,570,299
                                                            -----------   -----------
            Leased equipment:
            Furniture and equipment                             137,768          --
            Service bureau equipment under capital leases     2,968,684     2,546,842
                                                            -----------   -----------
                Leased equipment - gross                      3,106,452     2,546,842
                                                            -----------   -----------
            Total property and equipment - gross             31,764,945    24,117,141

            Less: Accumulated depreciation                   12,622,778     9,751,044
                                                            -----------   -----------
            Property and equipment, net                     $19,142,167   $14,366,097
                                                            ===========   ===========

5.          GOODWILL AND OTHER ACQUIRED INTANGIBLES

            Goodwill and other acquired intangibles at June 30, 2002 consists of the following:

                                                       June 30,
                                                        2002
                                                     -----------

                                                     (unaudited)

               NYFIX Millennium                      $30,005,963
               Javelin Technologies                   54,825,245
               NYFIX Transaction Services                 34,000
                                                     -----------
                                     Total           $84,865,208
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

            In September  1999,  NYFIX  Millennium was formed by the Company and seven international investment banks and brokerage firms, consisting of Deutsche Bank, ABN Amro Securities (formerly ING Barings), Lehman

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

            In a letter dated January 23, 2002, the Company notified the Initial
            Partners  and New  Partners  that the  Company  was  exercising  the
            Option,  effective  February 1, 2002.  In exchange for the increased membership  interest  in  NYFIX  Millennium,  the  Company  paid the
            Initial  Partners and New Partners an aggregate of 296,250 shares of its common stock with a fair value of $4,506,000,  with each Initial
            Partner receiving 33,750 shares of common stock and each New Partner receiving  15,000 shares of common stock.  As a result,  the Company has an 80% membership interest in NYFIX Millennium.  The acquisition was accounted for as a purchase.  The results of operations of NYFIX
            Millennium  have  been  included  in  the  consolidated  results  of operations  since the date of  acquisition.  While it is anticipated that the  majority  of its  purchase  price  will be  classified  as goodwill,  the Company has not completed the final allocation of the purchase  price  to the  tangible  and  intangible  assets  of NYFIX
            Millennium.  Asset  valuations  will be performed by an  independent third-party  and are  expected to be  completed  by  year-end.  Upon completion  of the  valuation,  assets other than  goodwill  will be amortized over their respective useful lives.

            The Company's total investment in NYFIX Millennium of $27,500,000 at
            December 31, 2001, consists of $25,500,000 (1,968,750 shares in 1999 of Company stock x $8.89 and 376,000  shares in March and April 2001 of  company  stock x $21.28)  and a  capital  cash  contribution  of
            $2,000,000.  The Company had  temporarily  funded certain  operating costs and capital  expenditures on behalf of NYFIX Millennium.  Such advances  were  reflected  as  Due  from  NYFIX  Millennium  on  the
            Company's  consolidated  balance  sheet as of December 31, 2001.  In addition  the Company has loaned an aggregate  of  $9,000,000,  plus accrued  interest,  to NYFIX  Millennium,  of which  $3,000,000  was loaned  during  the  three  months  ended  June 30,  2002.  All such advances and loan have been eliminated in  consolidation  commencing on February 1, 2002.

            Pursuant to the NYFIX Millennium  Operating  Agreement,  as amended, the first $22,000,000 in losses since inception was allocated to the
            Initial Partners and New Partners, which equaled the extent of their capital  investment in NYFIX  Millennium.  Pursuant to the Operating
            Agreement,  the  Company  recognized  $1,762,000  in losses  for the period ended March 31, 2002, and an additional $238,000 in losses in the  period  ended  June  30,  2002,  equaling  the  Company's  cash investment of $2,000,000.  The Company also recognized an additional
            $1,500,000  in losses  during the period  ended June 30,  2002.  The
            Company expects NYFIX  Millennium to be profitable in the near term, at which time profits  will be allocated  76% to the Company and 24%

            to the Initial  Partners and New Partners  pursuant to the Operating
            Agreement,  net of the Company's  recovering its  additional  losses recorded in excess of its $2,000,000 cash investment.

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
            The  acquisition  was  accounted  for  as a  purchase.  While  it is anticipated  that  the  majority  of  its  purchase  price  will  be classified  as  goodwill,  the Company has not  completed  the final allocation  of the purchase  price to the  tangible  and  intangible assets  of  Javelin.  Asset  valuations  will  be  performed  by  an
            independent   third-party  and  are  expected  to  be  completed  by
            year-end.  Upon  completion  of the  valuations,  assets  other than goodwill will be amortized over their  respective  useful lives. The
            results  of   operations  of  Javelin  have  been  included  in  the
            consolidated results of operations since the date of acquisition.

            NYFIX Transaction Services:

            In December 2001, the Company acquired an inactive broker-dealer for
            $34,000  and  filed  a  membership  application  with  the  National
            Association  of Securities  Dealers NASD,  which was approved in May
            2002,  to  operate  as a  broker/dealer  through  the  wholly  owned subsidiary,  which was  renamed  NYFIX  Transaction  Services,  Inc.
            ("NYFIX Transaction Services").  NYFIX Transaction Services provides execution and smart order routing  solutions,  primarily to domestic and international  broker-dealers and specialized trading firms. The acquisition  was  accounted  for as a  purchase  and the cost of the acquisition  has been  allocated  to goodwill.  The Company  started generating revenue from NYFIX Transaction  Services business on July
            1, 2002.

6.          INVESTMENT IN EUROLINK NETWORK

            On March 6, 2002, the Company  acquired a 40% ownership  interest in
            EuroLink Network, Inc. ("Eurolink"),  a privately held company based in Madrid,  Spain, which offers direct electronic access to the U.S.
            equity  markets  from Europe.  The Company  acquired its interest in
            return  for  granting   licensing   and   distribution   rights  and
            $4,000,000.  Under the terms of the  agreement,  EuroLink will offer the Company's  equity  terminals,  market access and services to the
            European  marketplace,  primarily on a  transaction  fee basis.  The terms of the  agreement  give the Company the option to increase its ownership  interest  in  EuroLink  to  80%  at  a  later  date.  The investment  in  EuroLink  is being  accounted  for under the  equity method.  During the three and six months  ended June 30,  2002,  the
            Company recorded losses of $107,000 and $139,000,  respectively,  on
            the  investment,   which  are  included  in  other  expense  on  the
            consolidated statement of operations.

7.          OTHER ASSETS

            Included in other assets are deferred product  enhancement  costs of
            $4,076,000  as of June 30, 2002 and  $3,411,000  as of December  31,
            2001, net of accumulated  amortization  of $6,082,000 as of June 30,
            2002 and  $5,038,000  as of December 31,  2001.  Included in cost of revenues is  amortization  expense of deferred  product  enhancement costs of $570,000 and  $1,044,000 for the three and six months ended
            June 30, 2002, respectively, and $415,000 and $773,000 for the three and six months ended June 30, 2001, respectively.

            State and  Federal  income  tax  assets  from  prepayments  and from potential  operating loss carrybacks and carryforwards  amounting to
            $2,253,000 are included in Prepaid Expenses and Other Current Assets at June 30, 2002.

8.          ACCRUED EXPENSES

            Accrued expenses consists of the following:

                                                       June 30,     December 31,
                                                        2002           2001
                                                        ----           ----
                                                     (unaudited)

               Income taxes payable                  $     --        $  535,562
               Taxes, other than income taxes         1,895,924       1,728,856
               Commissions payable                      680,046         560,474
               Payroll-related accruals                 969,182         334,323
               Other current liabilities                725,407         371,212
                                                     ----------      ----------
                                     Total           $4,270,559      $3,530,427
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

10.         PER SHARE INFORMATION

            The Company's  basic (loss) earnings per share ("EPS") is calculated based on net (loss) earnings  available to common  shareholders  and
            the  weighted-average   number  of  shares  outstanding  during  the
            reported  period.  Diluted EPS  includes  additional  dilution  from common stock  equivalents,  such as stock  issuable  pursuant to the exercise of stock options and warrants.  Stock options were excluded from the (loss) earnings per share calculation for the three and six month  periods  ended  June 30,  2002,  since the  amounts  would be anti-dilutive.

                                                  Three Month                     Six Month
                                                 Period Ended                    Period Ended
                                           ---------------------------  -----------------------------
                                             June 30,      June 30,        June 30,          June 30,
                                               2002          2001            2002             2001
                                           ---------------------------  -----------------------------

Net (loss) earnings                        $(2,919,191)   $  1,601,995   $ (2,821,445)   $  3,065,537
                                           ============   ============   ============    ============

Basic weighted average shares
  outstanding                               30,720,029      25,869,171     29,318,268      25,682,770
                                           ============   ============   ============    ============

Basic (loss) earnings per common share     $     (0.10)   $       0.06   $      (0.10)   $       0.12
                                           ============   ============   ============    ============

Basic weighted average shares
  outstanding                               30,720,029      25,869,171     29,318,268      25,682,770
     Dilutive options                             --         1,586,377           --         1,635,042
     Dilutive warrants                            --            32,393           --            32,559
                                           ------------   ------------   ------------    ------------
Diluted weighted average shares
  outstanding                               30,720,029      27,487,941     29,318,268      27,350,371
                                           ============   ============   ============    ============

Diluted (loss) earnings per common share   $     (0.10)   $       0.06   $      (0.10)   $       0.11
                                           ============   ============   ============    ============

11.         IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In June 2001, the FASB issued two new  pronouncements:  SFAS No. 141
            ("SFAS  141"),  "Business  Combinations,"  and SFAS No.  142  ("SFAS
            142"),  "Goodwill and Other  Intangible  Assets." SFAS 141 prohibits the use of the pooling-of-interest  method for business combinations initiated  after June 30,  2001,  and also  applies to all  business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business  combinations  completed  before July 1, 2001, that were accounted  for by the purchase  method.  SFAS 142 is  effective  for fiscal years  beginning after December 15, 2001, to all goodwill and other intangible  assets  recognized in an entity's balance sheet at
            that  date,   regardless  of  when  those  assets  were   originally
            recognized.  SFAS 142 requires that goodwill and certain intangibles with  an  indefinite  life  not  be  amortized,  but  subject  to an impairment test on an annual basis. The Company has adopted SFAS 141 and SFAS 142. The Company has recorded  goodwill on its consolidated financial  statements as a result of acquisitions  made in the first quarter of 2002,  but has not completed the final  allocation of the purchase  price  to the  tangible  and  intangible  assets  of NYFIX
            Millennium  or  Javelin  Technologies.  Asset  valuations  for  both acquisitions will be performed by independent  third-parties and are expected to be completed by year-end.  Until those asset  valuations are completed,  the impact of SFAS 142 on the Company's consolidated financial statements will not be known.

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

            In  April  2002,   the  FASB  issued  SFAS  No.  145  ("SFAS  145"),
            "Rescission of FASB  Statements No. 4, 44 and 64,  Amendment of FASB
            Statement No. 13, and Technical  Corrections."  SFAS 145  eliminates extraordinary  accounting  treatment for  reporting  gain or loss on
            debt  extinguishment,   and  amends  other  existing   authoritative
            pronouncements to make various technical corrections. The provisions of SFAS 145 are  effective  for the Company on January 1, 2003.  The adoption  of SFAS  145 is not  expected  to have  an  impact  on the financial  position,  results  of  operations,  or cash flows of the
            Company.

            In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Exit or Disposal  Activities." SFAS 146 requires recording costs associated  with exit or  disposal  activities  at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were  accrued  upon  management's  commitment  to an exit plan.  The provisions of SFAS 146 are effective for exit or disposal activities  initiated  after  December 31, 2002. The Company has not yet completed  its  evaluation of the impact of adopting SFAS 146 on its financial position or results of operations.

12.         BUSINESS SEGMENT INFORMATION

            Prior to 2002, the Company  operated in a single industry segment as a provider of electronic trading  infrastructure and technologies to the  professional  trading  segment of the brokerage  community.  In
            2002,  the  Company  increased  its  ownership   interest  in  NYFIX
            Millennium from 50% to 80%, and filed a membership  application with the  NASD,  which  was  approved  in  May  2002,  to  operate  as  a broker/dealer through NYFIX Transaction Services.

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

            The  Transaction  Services  segment  provides  an  electronic  order routing and matching  environment.  This segment provides  anonymous
            order   matching  and  execution   services  to  both  our  existing
            technology  customers and web based desktop users. This segment also will provide execution and smart order routing solutions,  primarily to domestic and international broker-dealers and specialized trading firms, commencing on July 1, 2002.

      Summarized  financial  information  by  business  segment as  follows  (in
000's):

                                  Three Month Period Ended     Six Month Period Ended
                                 ------------------------------------------------------
                                   June 30,       June 30,       June 30,     June 30,
                                     2002           2001           2002         2001
                                 ------------------------------------------------------

Revenues:
   Technology Services             $11,733        $ 9,512        $21,435        $17,934
   Transaction Services              1,353           --            1,722           --
                                   ----------------------        ----------------------
Total revenues                     $13,086        $ 9,512        $23,157        $17,934
                                   ======================        ======================

Gross Profit:
   Technology Services             $ 7,883        $ 7,255        $15,093        $13,737
   Transaction Services                852           --              970           --
                                   ----------------------        ----------------------
Total gross profit                 $ 8,735        $ 7,255        $16,063        $13,737
                                   ======================        ======================

13.         OTHER COMPREHENSIVE INCOME (LOSS)

      The components of other  comprehensive  income (loss), net of tax, were as follows:

                                              Three Month Period Ended    Six Month Period Ended
                                          --------------------------------------------------------
                                            June 30,       June 30,       June 30,       June 30,
                                             2002           2001           2002           2001
                                          --------------------------------------------------------

Net (loss) earnings                       $(2,919,191)   $ 1,601,995    $(2,821,445)   $ 3,065,537
Change in net unrealized gain on
    available-for-sale securities              24,968           --           60,643           --
Foreign currency translation adjustment       (12,857)          --          (12,857)          --
                                          -----------    -----------    -----------    -----------
Total comprehensive (loss) income         $(2,907,080)   $ 1,601,995    $(2,773,659)   $ 3,065,537
                                          ===========    ===========    ===========    ===========

      The components of accumulated other comprehensive gain (loss), net of tax, were as follows:

                                                    June 30,   December 31,
                                                     2002          2001
                                                  -------------------------

Accumulated net unrealized gain (loss) on
   available-for-sale securities                    $ 24,968    $(35,675)
Foreign currency translation adjustment              (12,857)       --
                                                    --------    --------
Total accumulated other comprehensive gain (loss)   $ 12,111    $(35,675)
                                                    ========    ========

14.          CASH FLOW SUPPLEMENTAL INFORMATION

                                                             Six Month Period Ended
                                                          June 30, 2002  June 30, 2001
                                                          ----------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                   $   142,948   $   183,571
Cash paid during the period for income taxes                 1,558,046       155,405

Supplemental schedule of noncash investing and financing
  information:
Capital lease obligations incurred                         $ 1,278,107   $   523,950

NYFIX Millennium:
Fair value of assets acquired, net of cash acquired        $39,144,071          --
Fair value of liabilities assumed                           10,343,939          --
Common stock issued for acquisition                          4,505,963   $ 8,000,000

Javelin:
Fair value of assets acquired, net of cash acquired        $60,513,494          --
Fair value of liabilities assumed                            5,778,845          --
Common stock issued for acquisition                         41,188,612          --
Stock options assumed                                        3,458,925          --

15.         PRO FORMA SUPPLEMENTAL INFORMATION

            Following are the summarized unaudited pro forma combined results of operations  for the three and six  months  ended  June 30,  2002 and
            2001,  assuming the acquisitions of NYFIX Millennium and Javelin had taken place at the  beginning of each of those fiscal  periods,  and giving  effect to the  addition of the New  Partners  and the Option exercise as of January 1, 2001.  The  unaudited  pro forma  combined results of operations  for both periods were prepared based upon the consolidated  statements of operations of NYFIX,  the  statements of operations  of NYFIX  Millennium  and the  consolidated  results  of operations of Javelin for the respective periods.  The unaudited pro forma combined results of operations  presented below do not reflect
            future   events  that  may  occur  after  the  Option   exercise  or
            acquisition.  As  a  result  of  these  assumptions,  estimates  and uncertainties, the accompanying unaudited pro forma combined results of  operations  does not  purport to describe  the actual  financial condition or results of operations that would have been achieved had the Option  exercise  or  acquisition  in fact  occurred on the date indicated,  nor does it purport to predict NYFIX's future results of operations.

     Summarized  unaudited  pro forma  combined  results  of  operations  are as follows (in 000's):

                                                 Three Month               Six Month
                                                Period Ended              Period Ended
                                           ----------------------------------------------------
                                           June 30,    June 30,      June 30,      June 30,
                                             2002        2001          2002         2001
                                           ----------------------------------------------------

Net revenues                               $13,086    $      11,069    $  26,918     $   22,783
                                           =========================  =========================

Net (loss) earnings                        $(2,919)   $        (101)   $  (4,029)    $      524
                                           =========================  =========================

Basic (loss) earnings per common share     $ (0.10)   $       (0.00)   $   (0.13)    $     0.02
                                           =========================  =========================

Diluted (loss) earnings per common share   $ (0.10)   $       (0.00)   $   (0.13)    $     0.02
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

Effective  February 1, 2002,  NYFIX  Millennium is included in the  consolidated financial statements of the Company.  Pursuant to the NYFIX Millennium Operating
Agreement, the first $22,000,000 of losses was allocated to the Initial Partners and New Partners of NYFIX Millennium,  which equaled the extent of their capital investment in NYFIX Millennium. Effective March 31, 2002, Javelin is included in the consolidated financial statements of the Company.

For a list of the critical accounting policies that Management  believes,  among others,  affect  its  more  significant  judgments  and  estimates  used  in the preparation of its  consolidated  financial  statements,  refer to  Management's
Discussion and Analysis in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Overview

The  Company's  revenues  comprise  subscription,  sale,  service  contract  and transaction  revenue.  At this time,  subscription  fees represent a majority of total  revenues.  Subscription  revenue  contracts are primarily  with brokerage firms,  international  banks and global exchanges  trading in equities,  and are generally  for an  initial  period of one to three  years with one to three year renewal periods.  Subscription revenues are recognized ratably over the lives of the  subscription  agreements  with  customers  and begin once  installation  is complete.  Sale  revenue,  which is comprised of software and capital  equipment sales, is generated primarily by sales to customers in the futures,  options and currencies  trading  market,  and is recognized upon shipment of the product and acceptance by the customer. Service contract revenue is comprised of maintenance contracts for software and capital  equipment sales and  subscription  equipment and is recognized ratably over the period that the service is provided.  Service contract  revenue on  subscription  contracts is charged to customers as a fixed percentage of such  contracts.  Transaction  revenue  consists of per-share fees charged to  customers  who route orders  through the  Company's  order  matching system.

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

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended
June 30, 2001

Revenues
Subscription revenue increased 16% and 20% to $8,064,000 and $15,241,000 for the three and six months ended June 30, 2002,  from  $6,936,000 and  $12,725,000 for the same periods in 2001,  principally  due to increased  demand among  existing customers, and also the addition of new customers and new product offerings sold to existing and new customers.  As a percentage of total revenues,  subscription revenue decreased to 62% and 66% in the three and six months ended June 30, 2002 from 73% and 71% in the same  periods in 2001,  due in part to the effect on the percentage calculations of the addition of transaction revenue in 2002.

Sale revenue  decreased 11% and 18% to $1,295,000  and  $2,603,000 for the three and six months ended June 30, 2002,  from $1,456,000 and $3,162,000 for the same periods in 2001. The decrease in sales revenue is  principally  due to customers deferring  purchases  to future  periods,  offset in part by  licensing  fees of
Javelin's  FIX  technology.  As a percentage  of total  revenue,  sales  revenue decreased to 10% and 11% in the three and six months  ended June 30, 2002,  from
15% and 18% in the  same  periods  in  2001,  due in part to the  effect  on the percentage calculations of the addition of transaction revenue in 2002.

Service contract revenue increased 112% and 75% to $2,375,000 and $3,591,000 for the three and six months ended June 30, 2002,  from $1,119,000 and $2,047,000 in the same  periods  in 2001,  principally  due to  service  contract  revenue  on
Javelin's FIX technology  and to a lesser extent by an increase in  subscription contract  revenue.  As a percentage of total revenue,  service  contract revenue comprised  18% and 16% of total  revenue in the three and six months  ended June
30, 2002,  as compared to 12% and 11% for the same periods in 2001,  due in part to the effect on the  percentage  calculations  of the  addition of  transaction revenue in 2002.

Transaction  revenue amounted to $1,353,000 and $1,721,000 for the three and six months ended June 30, 2002,  and  represented  10% and 7% of total  revenues for
those  respective   periods.   Transaction  revenue  is  attributable  to  NYFIX
Millennium,  our broker / dealer, whose results are included in the consolidated financial statements since February 1, 2002.

Cost of Revenues and Gross Profit
Gross profit as a percentage of total revenues  decreased to 67% and 69% for the three and six months ended June 30,  2002,  from 76% and 77% in the same periods in 2001. On a dollar basis,  gross profit improved for subscriptions and service contracts,  which was  offset  somewhat  by  higher  costs  attributable  to the
Company's  continued  investment in its  infrastructure  and a decline in higher margined  OBMS sales due to delays in  customer  order  placement.  The  Company experienced  increased  communication  charges  relating  to  increased  desktop connections,  higher labor costs due to  increased  service  contract  revenues, higher amortization  expense of product enhancement costs and cost increases due to the Javelin  acquisition,  which were offset  somewhat by cost  reduction and containment programs introduced late in the current year's quarter.  Included in cost of  revenues  was  amortization  expense  of product  enhancement  costs of
$570,000 and  $1,044,000  for the three and six months ended June 30, 2002,  and
$415,000 and $773,000 for the same periods in 2001, respectively.  Also included in cost of revenues was depreciation expense for subscription-based equipment of
$539,000 and  $1,065,000  for the three and six months ended June 30, 2002,  and
$516,000 and $969,000  for the same periods in 2001,  respectively.  The Company obtains its  materials  and  supplies  from a variety of vendors in the U.S. and
Asia and did not experience  any  significant  price  increases in its component parts purchased during 2002.

Selling, General and Administrative
Selling,  general  and  administrative  expenses  increased  212%  and  154%  to
$11,759,000  and  $18,196,000  for the three and six months ended June 30, 2002, from $3,773,000 and $7,155,000 for the same periods in 2001,  respectively,  and increased for the six month period as a percentage  of total  revenues to 79% in
2002 from 40% in 2001. This increase in the current year includes cost increases attributable to the acquisitions of NYFIX  Millennium and Javelin,  and start-up costs related to NYFIX Transaction  Services.  The increase  reflects  increased salaries and commissions,  related  personnel costs,  rent expense,  data center expenses and various office  expenses due to an increase in personnel to support the  Company's  growth and the  Company's  acquisitions.  Also  increasing  were non-recoverable  communication  fees,  and  software  and  computer  support and maintenance  contract  fees due to the  continued  investment  in the  Company's infrastructure.

Research and Development
Research  and  development  expenses  increased to $317,000 and $496,000 for the three and six months  ended June 30,  2002,  from  $108,000 and $186,000 for the same  periods  in  2001,  primarily  as a result  of the  Company's  efforts  in developing new product lines.

Depreciation and Amortization
Depreciation and amortization expenses increased 175% and 141% to $1,806,000 and
$2,823,000  for the three and six months ended June 30, 2002,  from $656,000 and
$1,173,000 for the same periods in 2001. Included in this increase is additional depreciation  expense  related  to the  acquisitions  of  NYFIX  Millennium  and
Javelin.  The  increase,  exclusive of those costs from  acquisitions,  reflects principally  the  continued  investment  in  the  Company's  infrastructure,  in addition to  administrative  support  equipment  and leasehold  improvements  to support the Company's growth.

Interest Expense
Interest expense decreased 49% and 35% to $56,000 and $143,000 for the three and six months ended June 30, 2002,  from $109,000 and $220,000 for the same periods in  2001,  principally  as a result  of  decreased  interest  on  capital  lease obligations of $25,000 and a $103,000  decrease in other interest expense due to the payoff of the  Company's  line of credit  during July 2001,  offset by other interest expense of $51,000.

Investment Income
Investment  income  increased 84% and 78% to $116,000 and $198,000 for the three and six months  ended June 30,  2002,  from  $63,000 and  $111,000  for the same periods in 2001,  principally  due to interest and dividends  earned on a higher balance of cash  equivalents  and  marketable  securities in 2002 as compared to
2001. The higher balance of cash equivalents and marketable securities is due to the proceeds received from the Company's follow-on public offering in June 2001.

Income Tax (Benefit) Provision
The Company recorded tax benefits of $2,082,000 and $2,215,000 for the three and six months  ended June 30,  2002,  compared to  provisions  for income  taxes of
$1,066,000  and  $2,035,000  for the same periods in 2001.  The tax benefits are attributable to the Company's pretax losses in 2002. The Company's effective tax benefit rate of 40% in the current period exceeds the Federal  statutory benefit rate primarily due to state income taxes.

Liquidity and Capital Resources

In June 2001, the Company raised $57,284,000 from a follow-on public offering of
3,000,000  shares of its common  stock,  net of  expenses.  The  Company  used a portion of the net  proceeds  for working  capital,  to  purchase  shares of its common stock and for other general corporate purposes. The Company has also used a portion of the net  proceeds  for  acquisitions  of  businesses,  products and technologies or the  establishment  of joint ventures that are  complementary to our business.  At June 30, 2002, the cash and cash equivalents balance increased to $9,027,000  from $4,968,000 at December 31, 2001 primarily as a result of the sale of  marketable  securities,  cash acquired  from the  acquisition  of NYFIX
Millennium, repayment of advances to NYFIX Millennium and proceeds from the sale of equipment,  offset by payments for the  acquisition  of Javelin  Technologies
(net of cash  acquired),  purchases  of  marketable  securities,  investment  in
EuroLink  Network,  capital  expenditures,  the  acquisition  of other assets to
support  the  Company's   infrastructure  and  repayments  under  capital  lease
obligations.

On March 6, 2002,  the  Company  acquired a 40%  ownership  interest in EuroLink
Network,  Inc.  ("EuroLink"),  a privately held company based in Madrid,  Spain, which offers direct  electronic  access to the U.S.  equity markets from Europe.
The  Company  acquired  its  interest  in  return  for  granting  licensing  and distribution rights and $4,000,000.  Under the terms of the agreement,  EuroLink will offer the  Company's  equity  terminals,  market access and services to the
European  marketplace,  primarily on a transaction  fee basis.  The terms of the agreement  give the  Company the option to increase  its  ownership  interest in
EuroLink to 80% at a later date.  This  investment  is  accounted  for under the equity  method and the Company  recorded a loss of  $139,000 on this  investment during the six months ended June 30, 2002.

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

As a  result  of the  Company's  acquisition  of an  inactive  broker-dealer  in
December 2001,  renamed NYFIX  Transaction  Services,  Inc., the exercise of the
Option on NYFIX  Millennium  in February  2002 and the  agreement  with EuroLink noted above,  the Company  began to record  transaction  revenue in 2002.  NYFIX
Transaction  Services  moved  into  full  operational  status  on July 1,  2002, following  NASD  approval  of its  membership  application  late  in the  second quarter.

At June 30, 2002,  the Company had invested  $16,727,000  in current  marketable security  instruments,  having  interest  rates  ranging  from  1.25% to  4.24%,
$334,000 in a tax-free  money fund with an average yield of 0.91% and $3,742,000 in money market funds with a 30 day yield of 1.57%.

At June 30, 2002,  the Company had total debt of  $2,412,000,  which  represents amounts  outstanding  under capital  lease  obligations.  At June 30, 2002,  the
Company  had no  material  commitments  for capital  expenditures  or  inventory purchases.

The Company believes it has sufficient liquidity,  including cash generated from operations and issuances of common stock, to support its cash needs for at least the next twelve months.

The following summarizes the Company's contractual obligations at June 30, 2002, and the effect such  obligations  are expected to have on its liquidity and cash flows in future periods (in 000's):

                                           Payments Due In
                                 ------------------------------------------
                                                                      After
                                   2002    2003     2004    2005       2005
                                   ----    ----     ----    ----       ----

          Capital leases         $  740   $2,270   $  551   $  136   $ --
           Non-cancelable
              operating leases    1,588    2,885    2,721    1,762    2,994
                                 ------   ------   ------   ------   ------
          Total obligations      $2,328   $5,155   $3,272   $1,898   $2,994
                                 ======   ======   ======   ======   ======

Working Capital
At June 30, 2002 and  December  31,  2001,  the  Company had working  capital of
$33,947,000  and  $47,513,000,   respectively.  The  Company's  present  capital
resources include proceeds from internal operations and from issuances of common stock.  The decrease in working  capital was  principally due to the decrease in cash and investments  used for the acquisition of Javelin  Technologies  and for the investment in EuroLink Network.

Cash Provided by Operating Activities
During  the six months  ended June 30,  2002,  net cash used in  operations  was
$13,000 as compared to net cash provided by operations  for the six months ended
June 30, 2001 of  $5,012,000.  The  decrease is  primarily  due to the change in earnings to a net loss of  $2,821,000 in 2002 from net earnings of $3,066,000 in
2001.  The  decrease is also due to an increase  in prepaid  expenses  and other current  assets of  $2,723,000,  and a decrease in accounts  payable and accrued expenses  of  $1,134,000,  offset  by  a  decrease  in  accounts  receivable  of
$1,377,000,  net of an  increase  in the  allowance  for  doubtful  accounts  of
$517,000. All increases and decreases are net of assets and liabilities acquired from  Javelin  Technologies  and  NYFIX  Millennium  as of  the  date  of  their respective  acquisitions.  The increase in prepaid  expenses  and other  current assets is  principally  due to state and federal tax refunds due the Company and tax benefits  attributable to the pre-tax loss. The decrease in accounts payable and accrued expenses is primarily due to payments made to vendors during the six months ended June 30, 2002. The decrease in accounts receivable is primarily due to improved  collections  and amounts  written  off  against the  allowance  for doubtful accounts.

Cash Used in Investing Activities
During the six months  ended  June 30,  2002,  net cash  provided  by  investing activities  was  $4,402,000  as  compared  to  $25,513,000  of net cash  used in investing  activities  for the six months ended June 30,  2001.  The increase is primarily due to proceeds from the sale of marketable securities of $25,793,000, cash acquired from NYFIX  Millennium  of  $3,206,000,  repayments of advances to
NYFIX  Millennium  prior to acquisition of $2,140,000 and proceeds from the sale of  equipment of $373,000,  offset by payments  for the  acquisition  of Javelin
Technologies  (net of cash acquired) of $9,987,000,  payments for the investment in  EuroLink  Network of  $4,000,000,  purchases  of  marketable  securities  of
$9,731,000,   capital  expenditures  of  $1,684,000  and  payments  for  product enhancements and other assets of $1,708,000.

Cash Provided By Financing Activities
During the six months ended June 31, 2002, net cash used in financing activities was  $316,000,  compared  to  net  cash  provided  by  financing  activities  of
$57,158,000 in the six months ended June 30, 2001, when the Company  concluded a secondary  offering of common stock.  During the six months ended June 30, 2002, principal  repayment under capital lease  obligations of $532,000 were partially offset by proceeds of $216,000 from the exercise of stock options.

Seasonality

The Company  believes  that its  operations  are not  significantly  effected by seasonality.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the FASB issued two new pronouncements: SFAS No. 141 ("SFAS 141"),
"Business  Combinations,"  and SFAS No. 142 ("SFAS  142"),  "Goodwill  and Other
Intangible Assets." SFAS 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001, and also applies to all business  combinations  accounted for by the purchase  method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other intangible  assets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  SFAS 142 requires  that  goodwill and certain  intangibles  with an indefinite life not be amortized, but subject to an impairment test on an annual basis.  The Company has adopted  SFAS 141 and SFAS 142. The Company has recorded goodwill on its  consolidated  financial  statements as a result of acquisitions made in the first quarter of 2002, but has not completed the final allocation of the purchase price to the tangible and intangible  assets of NYFIX Millennium or
Javelin  Technologies.  Asset valuations for both acquisitions will be performed by independent third-parties and are expected to be completed by year-end. Until those asset  valuations are  completed,  the impact of SFAS 142 on the Company's consolidated financial statements will not be known.

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

In April 2002,  the FASB issued SFAS No. 145 ("SFAS 145"),  "Rescission  of FASB
Statements  No. 4, 44 and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections."  SFAS  145  eliminates   extraordinary  accounting  treatment  for
reporting  gain or  loss  on debt  extinguishment,  and  amends  other  existing
authoritative   pronouncements  to  make  various  technical  corrections.   The
provisions  of SFAS 145 are  effective  for the Company on January 1, 2003.  The adoption  of  SFAS  145 is not  expected  to  have an  impact  on the  financial position, results of operations, or cash flows of the Company.

In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Exit or
Disposal  Activities." SFAS 146 requires recording costs associated with exit or disposal  activities  at their fair values when a liability  has been  incurred.
Under  previous  guidance,  certain exit costs were  accrued  upon  management's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal  activities  initiated after December 31, 2002. The Company has not yet completed  its  evaluation  of the impact of adopting  SFAS 146 on its financial position or results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  The  Company  is  exposed  to  market  risk principally  through  changes in  interest  rates,  equity  prices  and  foreign currency  exchange rates.  Interest rate exposure is principally  limited to the
$16.7  million of current  marketable  securities  and $4.1 million  invested in money  funds at June 30,  2002.  Risk is  limited on the  marketable  securities portfolio  due to the fact that $10.3  million is invested in insured  municipal bonds of which no more than 5% of the Company's portfolio can be invested in any one security issue.

The  remaining  $6.4 million of current  marketable  securities is invested in a quoted  fund that is  managed  by an  institution  which  primarily  invests  in investment grade securities,  with up to a maximum of 10% invested in high yield securities rated B or higher.

The  fair  value  of the  Company's  investment  portfolio  at  June  30,  2002, approximated  carrying  value  due to its  short-term  duration.  The  potential decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the money funds would not be material to earnings,  cash flows or fair value.  Current  marketable  securities at June 30, 2002, are recorded at a fair value of $16.7  million,  net of an  unrealized  gain of $42,000.  The potential decrease in fair value  resulting from a  hypothetical  10% decrease in interest rates for the marketable  securities  contained in the investment  portfolio and the tax-free  money funds would not be material to earnings,  cash flows or fair value. $6.4 million of the marketable securities has exposure to price risk. The estimated  potential  loss in  fair  value  resulting  from a  hypothetical  10%
decrease in the quoted price is $640,000.

As discussed in Note 2 to the consolidated financial statements in the Company's
Form 10-K for the year ended December 31, 2001, the financial  statements of the
Company's  London sales office are remeasured  into U.S.  dollars using the U.S.
dollar  as  the  functional  currency.   The  financial  statements  of  Javelin
Technologies  Limited,  a subsidiary of Javelin operating in the United Kingdom, are also remeasured into U.S.  dollars.  The market risk associated with foreign
currency   exchange   rates  is  not  material  in  relation  to  the  Company's consolidated  financial  position,  results of  operations  or cash  flows.  The
Company does not use derivative financial instruments for any purpose.

PART II

OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)         The 2002 annual meeting of shareholders was held on June 10, 2002.

(b)         Not applicable

(c)         Matter voted on at the meeting and the number of votes cast:

            Proposal 1 - Election of Directors for a term of one year.

                        Name                 Shares For         Withheld Vote
                        ----                 ----------         -------------

                  Peter K. Hansen            24,937,541           1,817,033
                  George O. Deehan           26,555,136             199,438
                  William J. Lynch           26,562,551             192,023
                  Carl E. Warden             24,651,329           2,103,245
                  George Kledaras            26,566,874             187,700

            Proposal 2 - To approve an  amendment  to the  Company's  2001 Stock
            Option Plan (the "2001 Plan") to increase the total number of shares of the  Company's  Common  Stock  available  for  issuance  upon the exercise of options granted under the 2001 Plan by 1,500,000  shares to an aggregate of 3,500,000.

                  For                   23,040,775
                  Against                3,646,259
                  Abstain                   67,540

            Proposal 3 - To ratify the  appointment  of Deloitte & Touche LLP as auditors of the Company for the year ending December 31, 2002.

                  For                   26,295,566
                  Against                  427,320
                  Abstain                   31,688

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    EXHIBITS

                  99.1 Certification of Chief Executive Officer
                  99.2 Certification of Chief Financial Officer

           (b)    REPORTS ON FORM 8-K

As reported in a Form 8-K dated March 31, 2002 (filed April 15, 2002) under Item
2,  Acquisition or Disposition of Assets,  the Company entered into an Agreement and Plan of Merger (the  "Merger  Agreement"),  dated as of March 12,  2002,  to acquire all of the capital stock of Javelin Technologies,  Inc. ("Javelin") from the  stockholders of Javelin at the time of the  consummation of the transaction
(the "Javelin  Stockholders")  in exchange for a combination  of cash and common stock of the  Company.  The Merger  Agreement  was amended on March 20, 2002 and again on March 26, 2002. The  transaction  was consummated as of March 31, 2002.
The Company  financed the  transaction  with a combination of (i)  approximately
$11,000,000  of cash and (ii)  shares of common  stock of the  Company  having a market value of approximately  $44,000,000.  In addition,  the Company agreed to potentially pay additional  consideration to the Javelin  Stockholders  based on
Javelin's revenues for the year ending December 31, 2002.

Also  reported in the same Form 8-K,  under Item 7,  Financial  Statements,  Pro
Forma Financial  Information and Exhibits,  the Company  announced it would file the required  financial  statements  as required by Item 7(a) and Item 7(b),  no later than June 14, 2002.  The Form 8-K/A  containing  the required  information under Item 7 was filed on June 13, 2002.

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
                                             ------------------------
                                             Richard A. Castillo
                                             Chief Financial Officer and Secretary
                                             (Principal Financial and Accounting
                                             Officer)

Dated: August 14, 2002