Form 10-Q
period 2002-09-30
NYFIX INC
filed 2002-11-15
CIK 99047

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            (Mark one)

             |X|   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2002

                                       OR

             |_|   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ________to________

                           Commission File No. 0-21324

                                   NYFIX, INC.
             (Exact name of registrant as specified in its charter)

             NEW YORK                                 06-1344888
      (State of incorporation)           (I.R.S. Employer identification number)

                   333 LUDLOW STREET
                 STAMFORD, CONNECTICUT                    06902
               (Address of principal executive offices) (Zip Code)

                                 (203) 425-8000
              (Registrant's telephone number, including area code)

                                ----------------

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |X| No |_|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There  were  31,088,790  shares of Common  Stock  issued and  outstanding  as of
October 31, 2002.

                                   NYFIX, INC.

                                    FORM 10-Q
                    For the quarter ended September 30, 2002

                                                                                     PAGE
                                                                                     ----

PART I.     FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001        3

     Consolidated Statements of Operations for the three and nine months ended
       September 30, 2002 and 2001                                                     4

     Consolidated Statements of Cash Flows for the nine months ended
       September 30, 2002 and 2001                                                     5

     Notes to Consolidated Financial Statements                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                    17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                   25

Item 4.  Controls and Procedures                                                      26

PART II.   OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                        27

     Signature                                                                        27

     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002          28

                                   NYFIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                   (in 000's, except share and per share data)

                                                                                 September 30,     December 31,
                                                                                     2002              2001
                                                                                 -------------     ------------
ASSETS                                                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                     $  10,040         $   4,968
    Short-term investments in marketable securities                                  11,394            28,974
    Accounts receivable - less allowance of $984 and $511                            17,278            12,949
    Inventory, net                                                                    1,350             1,599
    Prepaid expenses and other current assets                                         7,029             2,582
    Due from NYFIX Millennium                                                          --               5,222
                                                                                  ---------         ---------
                      Total Current Assets                                           47,091            56,294
PROPERTY AND EQUIPMENT, net                                                          17,942            14,366
INVESTMENT IN NYFIX MILLENNIUM                                                         --              27,500
NOTE RECEIVABLE FROM NYFIX MILLENNIUM                                                  --               6,043
GOODWILL AND OTHER ACQUIRED INTANGIBLES, net                                         83,325                34
INVESTMENT IN EUROLINK NETWORK                                                        3,729              --
OTHER ASSETS                                                                          5,380             4,335
                                                                                  ---------         ---------
                      TOTAL ASSETS                                                $ 157,467         $ 108,572
                                                                                  =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                              $   2,958         $   3,848
    Accrued expenses                                                                  4,032             3,530
    Current portion of capital lease obligations                                      1,180               952
    Current portion of other long-term liabilities                                       91              --
    Advance billings                                                                  2,977               451
                                                                                  ---------         ---------
                      Total Current Liabilities                                      11,238             8,781
LONG-TERM PORTION OF CAPITAL LEASE OBLIGATIONS                                          902               549
OTHER LONG-TERM LIABILITIES                                                             241              --
                                                                                  ---------         ---------
                                                                                     12,381             9,330
                                                                                  ---------         ---------
                      Total Liabilities

SHAREHOLDERS' EQUITY:
    Preferred stock - par value $1.00; 5,000,000 shares authorized; none issued        --                --
    Common stock - par value $.001; 60,000,000 shares authorized, 32,083,275 and
          28,869,800 shares issued                                                       32                29
    Additional paid-in capital                                                      160,032           110,498
    Retained earnings                                                                 4,715             8,442
    Due from officers and directors                                                    (738)             (592)
    Accumulated other comprehensive gain (loss)                                         145               (35)
    Treasury stock, at cost (1,301,300 shares)                                      (19,100)          (19,100)
                                                                                  ---------         ---------
                      Total Shareholders' Equity                                    145,086            99,242
                                                                                  ---------         ---------
                      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 157,467         $ 108,572
                                                                                  =========         =========

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (in 000's, except share and per share data)

                                                          Three Months Ended               Nine Months Ended
                                                          ------------------               -----------------
                                                     September 30,   September 30,   September 30,   September 30,
                                                           2002          2001            2002            2001
                                                     -------------   -------------   -------------   -------------
REVENUES:
Subscription                                         $      8,326    $      7,733    $     23,567    $     20,457
Sale                                                        2,509           2,484           5,113           5,646
Service contract                                            2,258           1,187           5,849           3,234
Transaction                                                 2,275            --             3,996            --
                                                     ------------    ------------    ------------    ------------
      Total Revenues                                       15,368          11,404          38,525          29,337
                                                     ------------    ------------    ------------    ------------
COST OF REVENUES:

Subscription                                                2,566           1,770           7,016           5,084
Sale                                                          598             277           1,427             653
Service contract                                              792             398           1,856             904
Transaction                                                   613            --             1,364            --
                                                     ------------    ------------    ------------    ------------
      Total Cost of Revenues                                4,569           2,445          11,663           6,641
                                                     ------------    ------------    ------------    ------------
GROSS PROFIT                                               10,799           8,959          26,862          22,696
                                                     ------------    ------------    ------------    ------------
OPERATING EXPENSES:

Selling, general and administrative                         9,448           3,822          27,644          10,977

Research and development                                      309             125             805             311

Depreciation and amortization                               2,878             687           5,702           1,860
                                                     ------------    ------------    ------------    ------------
      Total Operating Expenses                             12,635           4,634          34,151          13,148
                                                     ------------    ------------    ------------    ------------
(LOSS) EARNINGS FROM OPERATIONS                            (1,836)          4,325          (7,289)          9,548

Interest expense                                              (73)            (71)           (216)           (291)

Investment income                                             276             360             474             471

Other expense                                                (132)             (1)           (271)            (15)
                                                     ------------    ------------    ------------    ------------
(LOSS) EARNINGS BEFORE INCOME TAX (BENEFIT)
   PROVISION AND MINORITY INTEREST                         (1,765)          4,613          (7,302)          9,713

INCOME TAX (BENEFIT) PROVISION                               (859)          1,855          (3,074)          3,890
                                                     ------------    ------------    ------------    ------------
(LOSS) EARNINGS BEFORE MINORITY INTEREST                     (906)          2,758          (4,228)          5,823

MINORITY INTEREST IN NYFIX MILLENNIUM                        --              --               501            --
                                                     ------------    ------------    ------------    ------------
NET (LOSS) EARNINGS                                  $       (906)   $      2,758    $     (3,727)   $      5,823
                                                     ============    ============    ============    ============
BASIC (LOSS) EARNINGS PER COMMON SHARE               $      (0.03)   $       0.10    $      (0.13)   $       0.22
                                                     ============    ============    ============    ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       30,771,900      27,732,516      29,808,138      26,529,204
                                                     ============    ============    ============    ============
DILUTED (LOSS) EARNINGS PER COMMON SHARE             $      (0.03)   $       0.10    $      (0.13)   $       0.21
                                                     ============    ============    ============    ============
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     30,771,900      28,955,730      29,808,138      27,849,436
                                                     ============    ============    ============    ============

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (000's omitted)

                                                                                      Nine Months Ended
                                                                                      -----------------

                                                                                  September 30,   September 30,
                                                                                      2002           2001
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) earnings                                                             $ (3,727)        $  5,823
   Adjustments to reconcile net (loss) earnings to net cash (used in)
   provided by operating activities:
       Depreciation and amortization                                                  8,956            4,627
       Provision for bad debts                                                          473               97
       Loss on equity investment in EuroLink Network                                    271             --
       Minority interest in NYFIX Millennium                                           (501)            --
       Other, net                                                                      (106)              44
       Changes in assets and liabilities (net of business acquisitions):
           Accounts receivable                                                         (877)           1,557
           Inventory                                                                    249              (90)
           Prepaid expenses and other current assets                                 (4,064)            (829)
           Accounts payable, accrued expenses and other liabilities                  (3,667)           2,609
           Advance billings                                                            (182)          (5,589)
                                                                                   --------         --------
                     Net cash (used in) provided by operating activities           $ (3,175)        $  8,249
                                                                                   --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of marketable securities                                               (9,786)         (64,550)
    Proceeds from sales of marketable securities                                     31,542           29,000
    Capital expenditures                                                             (2,361)          (5,444)
    Proceeds from sale of equipment                                                     380               63
    Payments for acquisition of Javelin Technologies, net of cash acquired          (10,001)            --
    Investment in EuroLink Network                                                   (4,000)            --
    Cash acquired from NYFIX Millennium                                               3,206             --
    Due from (advances to) NYFIX Millennium prior to acquisition                      2,140           (1,115)
    Payments for product enhancement costs and other assets                          (2,231)          (2,417)
                                                                                   --------         --------
                      Net cash provided by (used in) investing activities             8,889          (44,463)
                                                                                   --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments under capital lease obligations                                 (863)            (624)
    Repayment of borrowings                                                            --             (2,000)
    Purchases of treasury stock                                                        --            (13,082)
    Net proceeds from issuance of common stock                                          237           58,716
                                                                                   --------         --------
                     Net cash (used in) provided by financing activities               (626)          43,010
                                                                                   --------         --------
EFFECT OF FOREIGN CURRENCY TRANSLATION                                                  (16)            --
                                                                                   --------         --------

INCREASE IN CASH AND CASH EQUIVALENTS                                                 5,072            6,796

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        4,968            4,867
                                                                                   --------         --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 10,040         $ 11,663
                                                                                   ========         ========

 The accompanying notes to the consolidated financial statements are an integral part of these statements.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature  of  Operations  -  NYFIX,  Inc.  (together  with its  subsidiaries,  the
"Company")  is a leading  provider  of  electronic  trading  infrastructure  and technologies to the  professional  trading  segment of the brokerage  community.
With its desktop  solutions,  stationary  and wireless  exchange  floor systems, electronic  automation  systems  and  straight-through  processing,  the Company streamlines  data entry,  routing and execution and eliminates  many  processing inefficiencies.  The Company's  infrastructure,  which  consists of an extensive network of electronic circuits,  links industry participants across equities and derivatives markets.

The  Company's  products and services are broadly  categorized  into  electronic trading  infrastructure  and applications and provide the Company's  customers a complete  solution  to  enter,  manage  and  route  orders  and  execution  data electronically.  The  NYFIX  network  is a  proprietary  centralized  electronic infrastructure linking various market participants to provide efficient,  secure and reliable order routing.  A single  dedicated  circuit  between the Company's customers and the NYFIX  network  enables  connectivity  to buyside and sellside institutions and major international  exchanges and alternative execution venues such as electronic communication networks (ECNs) and alternative trading systems
(ATSs).  The Company also has developed  and offers an  integrated  portfolio of modular desktop  trading  applications,  exchange floor  automation and exchange access applications for trading domestic and international equities, futures and
options.  The  Company's  outsourced   application  solutions  reside  upon  its
centralized  system and are delivered  through the NYFIX network.  The Company's products and services operate using the industry standard Financial  Information
eXchange ("FIX") protocol.

To date,  the  Company  has  principally  derived its  revenues  from  recurring subscriptions,  product  sales and  services.  In  addition  to  developing  the
Company's  subscription  revenues,  the Company has begun to develop transaction revenues.  Rather than a monthly per terminal fee,  transaction revenues will be derived by charging a per share fee for trades  executed by the Company,  either within the NYFIX  Millennium,  LLC  ("NYFIX  Millennium")  ATS or through  NYFIX
Transaction Services, Inc. ("NYFIX Transaction  Services").  The Company is well positioned  to  distribute  order  routing  terminals  in certain  domestic  and international  market segments seeking more direct exchange and execution access and trade processing  services in return for per share based  transaction  fees.
The  Company  believes  there  is  a  substantial  market  for  these  types  of
transaction   revenue   streams.   The  Company's  order  routing   connectivity
capabilities  and  technology  platform  also  enable us to support  transaction revenue  generation in the Company's  subsidiaries,  NYFIX  Millennium and NYFIX
Transaction  Services, as well as the Company's Madrid,  Spain-based  affiliate,
EuroLink Network, Inc ("EuroLink").

The large  quantity of  orderflow  processed  by the NYFIX  network has uniquely positioned the Company to develop,  together with NYFIX Millennium,  an ATS that functions  similarly  to an ECN in that it matches  buy and sell  orders.  NYFIX
Millennium  can match  either  buy and sell  orders or pass them  through to the exchange or execution  venue of the trader's  choice,  in  real-time,  which the
Company  believes is a unique feature and key  differential  from other ATSs and
ECNs that rely on captive order liquidity. NYFIX Millennium augments traditional auction markets by combining the electronic  execution technology of an ECN with the liquidity of traditional primary markets. Institutional traders benefit from the  order  invisibility  and  anonymity  provided  by NYFIX  Millennium,  which eliminates the negative price impact  associated with displaying large blocks of shares.  The NYFIX Millennium ATS went into full production on September 5, 2001 and the Company is currently  focusing on expanding NYFIX Millennium's user base and execution volumes.

The Company is headquartered in Stamford,  Connecticut and maintains  operations in New York City, Chicago and London.

                                   NYFIX, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

Basis  of  Presentation  -  The  accompanying  interim  consolidated   financial
statements  have been prepared in accordance  with the rules and  regulations of the Securities and Exchange Commission's  Regulation S-X and consequently do not include all of the disclosures  required under accounting  principles  generally accepted  in the  United  States  of  America.  The  Company  believes  that the disclosures are adequate to make the information  presented not misleading.  The consolidated balance sheet as of September 30, 2002, the consolidated statements of  operations  for the three and nine months ended  September 30, 2002 and 2001 and  the  consolidated  statements  of cash  flows  for the  nine  months  ended
September 30, 2002 and 2001 are unaudited. The consolidated financial statements
reflect  all  adjustments,   which  comprise  normal  and  recurring   accruals,
considered  necessary  for  a  fair  presentation  of  the  Company's  financial condition and results of operations.  The operating  results for the nine months ended September 30, 2002 and 2001 are not necessarily  indicative of the results to be  expected  for  any  other  interim  period  or  any  future  year.  These consolidated financial statements should be read in conjunction with the audited financial  statements  and footnotes  thereto in the Company's  Annual Report on
Form 10-K for the year ended December 31, 2001.

Management  Estimates - The  preparation  of financial  statements in conformity with accounting  principles  generally  accepted in the United States of America requires  management to make estimates and assumptions  that affect the reported amounts  of assets and  liabilities  and  disclosure  of  contingent  assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Reclassifications - Certain reclassifications have been made in the prior period consolidated financial statements to conform to the current period presentation.

Recently  Issued  Accounting  Pronouncements  -  In  June  2001,  the  Financial
Accounting Standards Board ("FASB") issued two new pronouncements:  Statement of
Financial  Accounting  Standards  ("SFAS")  No.  141  ("SFAS  141"),   "Business
Combinations,"  and SFAS No. 142 ("SFAS 142"),  "Goodwill  and Other  Intangible
Assets."  SFAS  141  prohibits  the use of the  pooling-of-interest  method  for business  combinations  initiated  after June 30, 2001,  and also applies to all business  combinations  accounted for by the purchase  method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other intangible  assets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  SFAS 142 requires  that  goodwill and certain  intangibles  with an indefinite life not be amortized, but subject to an impairment test on an annual basis.  The  Company  has adopted  SFAS 141 and SFAS 142.  The Company  recorded goodwill as a result of its first  quarter 2002  acquisitions  of a  controlling interest in NYFIX Millennium and 100% of Javelin  Technologies,  Inc.  ("Javelin
Technologies"), but has not completed the final allocation of the purchase price to the acquired  tangible  and  intangible  assets.  Asset  valuations  for both acquisitions  and the  Company's  annual  goodwill  impairment  test  are  being performed by an independent third party and will be completed by year end. Based on the results of this test,  the  Company  may be  required to record  goodwill impairment charges in the fourth quarter of 2002.

In June 2001, the FASB issued SFAS No. 143 ("SFAS 143"),  "Accounting  for Asset
Retirement  Obligations." SFAS 143 addresses financial  accounting and reporting obligations  associated  with  the  retirement  of  long-lived  assets  and  the associated asset retirement costs. SFAS 143 requires the recognition of the fair value of a liability for an asset  retirement  obligation in the period in which it is incurred if a reasonable  estimate of fair value can be made.  SFAS 143 is effective for fiscal years  beginning  after June 15, 2002. The Company does not expect that  adoption of SFAS 143 will have a material  effect on the  Company's financial condition, results of operations or cash flows.

                                   NYFIX, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

In August 2001, the FASB issued SFAS No. 144 ("SFAS 144"),  "Accounting  for the
Impairment of Long-Lived  Assets," which  supercedes  SFAS No. 121 ("SFAS 121"),
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed  of," and the  accounting  and  reporting  provisions of APB No. 30,
"Reporting  the Results of  Operations - Reporting  the Effects of Disposal of a
Segment of a Business,  and  Extraordinary,  Unusual and Infrequently  Occurring
Events and Transactions," for the disposal of a segment of a business.  SFAS 144 retains many of the provisions of SFAS 121, but addresses certain implementation issues  associated with that  Statement.  SFAS 144 is effective for fiscal years beginning  after  December 15,  2001.  The Company  adopted  SFAS 144  effective
January 1, 2002. The adoption of SFAS 144 did not have a material  effect on the
Company's financial condition, results of operations or cash flows.

In April 2002,  the FASB issued SFAS No. 145 ("SFAS 145"),  "Rescission  of FASB
Statements  No. 4, 44 and 64,  Amendment of FASB Statement No. 13, and Technical
Corrections."  SFAS  145  eliminates   extraordinary  accounting  treatment  for
reporting  gain or  loss  on debt  extinguishment,  and  amends  other  existing
authoritative   pronouncements  to  make  various  technical  corrections.   The
provisions  of SFAS 145 are  effective  for the Company on January 1, 2003.  The
Company does not expect that adoption of SFAS 145 will have a material effect on the Company's financial condition, results of operations or cash flows.

In July 2002, the FASB issued SFAS No. 146 ("SFAS 146"), "Accounting for Exit or
Disposal  Activities." SFAS 146 requires recording costs associated with exit or disposal  activities  at their fair values when a liability  has been  incurred.
Under  previous  guidance,  certain exit costs were  accrued  upon  management's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal  activities  initiated  after  December 31, 2002.  The Company does not expect that  adoption of SFAS 146 will have a material  effect on the  Company's financial condition, results of operations or cash flows.

2.    INVENTORY

Inventory consisting of parts,  finished goods and minor materials was stated at the lower of cost,  determined on an average cost basis,  or market,  as follows
(in 000's):

                                                September 30,     December 31,
                                                    2002             2001
                                               -------------      ------------
                                                (unaudited)
               Parts and materials                $  987             $1,120
               Work in process                        85                152
               Finished goods                        360                409
                                               -------------       -----------
                                                   1,432              1,681
               Less: Allowance for obsolescence       82                 82
                                               -------------       -----------
                                    Total         $1,350             $1,599
                                               =============       ===========

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

3.    PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following (in 000's):

                                                             September 30,         December 31,
                                                                2002                   2001
                                                             -------------         ------------
                                                             (unaudited)

               Owned equipment:
               Computer software                               $ 3,767               $ 1,124
               Leasehold improvements                            1,935                 1,312
               Furniture and equipment                           5,580                 3,253
               Subscription and service bureau equipment        18,046                15,881
                                                             -------------         ------------
                   Owned equipment - gross                      29,328                21,570
                                                             -------------         ------------
               Leased equipment:
               Furniture and equipment                             138                  --
               Service bureau equipment under capital leases     2,969                 2,547
                                                             -------------         ------------
                   Leased equipment - gross                      3,107                 2,547
                                                             -------------         ------------
               Total property and equipment - gross             32,435                24,117
               Less: accumulated depreciation                   14,493                 9,751
                                                             -------------         ------------
               Property and equipment, net                     $17,942               $14,366
                                                             =============         ============

Depreciation expense for subscription equipment of $0.5 million and $1.6 million for the three and nine months ended September 30, 2002,  respectively,  and $0.6 million and $1.5 million for the three and nine months ended September 30, 2001, respectively, was included in Cost of Revenues on the consolidated statements of operations.

4.        ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES, NET

Goodwill and other acquired intangibles at September 30, 2002, primarily related to the Company's acquisitions of NYFIX Millennium and Javelin in 2002, consisted of the following (in 000's):

                                                                  September 30,
                                                                      2002
                                                                  ------------
                                                                   (unaudited)

               Goodwill                                              $73,009

               Acquired intangible assets                             11,856
                                                                     -------
                                                                      84,865
               Less: accumulated amortization of intangible assets     1,540
                                                                     -------
               Goodwill and other acquired intangibles, net          $83,325
                                                                     =======

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

While it is  anticipated  that  the  majority  of the  purchase  prices  for the acquisitions of NYFIX Millennium and Javelin will be classified as goodwill, the
Company has not  completed the final  allocation  of the purchase  prices to the acquired tangible and intangible assets.  Preliminary allocations have been made to the intangible  assets and have been amortized through September 30, 2002, as set forth in the preceding table.  Asset valuations for the acquisitions and the
Company's annual goodwill  impairment test are being performed by an independent third  party  and  will  be  completed  by  year  end.  Upon  completion  of the valuations,  assets other than  goodwill  will be adjusted,  if  necessary,  and amortized over their remaining  respective useful lives.  Based upon the results of the annual  impairment  tests, the Company may be required to record goodwill impairment  charges  related to one or both of these  acquisitions in the fourth quarter of 2002.

NYFIX Millennium:

NYFIX  Millennium,  a  broker-dealer,  is an Alternative  Trading System,  which provides a real-time,  anonymous  automated  matching system for equity trading.
NYFIX  Millennium  leverages the NYFIX  network's  order routing share volume to provide a more efficient liquidity source for the financial community.

In September 1999, NYFIX Millennium was formed, as a limited liability  company, by the Company and seven  international  investment  banks and brokerage  firms, consisting of Deutsche Bank, ABN Amro Securities (formerly ING Barings),  Lehman
Brothers,  Morgan Stanley, Alliance Capital (formerly Sanford C. Bernstein &
Co.), Societe Generale (SG Cowen) and UBS Warburg (the "Initial Partners"). Each
of the Initial  Partners  invested $2.0 million in NYFIX  Millennium in exchange for  25,000  units of NYFIX  Millennium,  collectively  owning a 50%  membership interest in NYFIX  Millennium.  The Company also invested $2.0 million and owned the remaining 50%. In addition, the Company purchased an option to buy, from the
Initial Partners, an additional 30% membership interest in NYFIX Millennium (the
"Option"),  for which the  Company  paid each of the  Initial  Partners  281,250 shares of its common  stock.  The Option  allowed the  Company to  increase  its membership  interest  in  NYFIX  Millennium  up to 80% of the  total  membership interest  through the exchange of one share of its common stock for each unit of
NYFIX Millennium purchased, subject to certain adjustments.

In March 2001, NYFIX Millennium added four more partners,  consisting of Bank of
America,  Wachovia  Securities  (formerly First Union  Securities) and LabMorgan
Corporation  (formerly  J.P.  Morgan  &  Co.  and Chase  H&Q)  (the "New
Partners").  Pursuant to the terms of the NYFIX Millennium  Operating Agreement, each New Partner  invested  $2.0  million in NYFIX  Millennium  in exchange  for
25,000 units of NYFIX  Millennium.  The Company  maintained  its 50%  membership interest in NYFIX  Millennium in exchange for reducing  certain of its rights to share in future dividend  distributions of NYFIX Millennium.  The Company issued
94,000  shares of its  common  stock to each New  Partner in return for the same
Option  noted  above,  with  LabMorgan  Corporation  (as  the  successor  to two partners) receiving 188,000 shares.

On January 23, 2002, the Company  notified the Initial Partners and New Partners that the Company  would  exercise  its Option,  effective  February 1, 2002.  In exchange for the increased membership interest in NYFIX Millennium,  the Company paid the Initial Partners and New Partners an aggregate of 296,250 shares of its common  stock  with a fair  value of $4.5  million,  with each  Initial  Partner receiving  33,750 shares of common stock and each New Partner  receiving  15,000 shares of common  stock.  As a result,  the Company  increased  its ownership of
NYFIX  Millennium to 80%. This  transaction  was accounted for as an acquisition under the purchase  method.  The results of operations of NYFIX  Millennium have been included in the  consolidated  results of operations  since the acquisition date.

The Company's total  investment in NYFIX Millennium of $27.5 million at December
31, 2001,  consisted of $25.5 million (1,968,750 shares in 1999 of Company stock
x $8.89 and  376,000  shares in March and April 2001 of Company  stock x $21.28)
and its capital cash  contribution  of $2.0 million.  The Company funded certain

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

operating  costs and capital  expenditures on behalf of NYFIX  Millennium.  Such
advances  were  reflected  as  Due  from  NYFIX   Millennium  on  the  Company's
consolidated balance sheet as of December 31, 2001. In addition, the Company has loaned an aggregate of $9.0 million, plus accrued interest, to NYFIX Millennium, of which $3.0 million was loaned in 2002. All such advances and loans, including accrued interest,  have been eliminated in consolidation  commencing on February
1, 2002.

Pursuant to the NYFIX  Millennium  Operating  Agreement,  as amended,  the first
$22.0 million in NYFIX  Millennium  losses since  inception was allocated to the
Initial  Partners and New  Partners,  which  equaled the extent of their capital contribution to NYFIX Millennium.  In addition, the Company has recognized NYFIX
Millennium  losses of $4.8 million in the nine months ended  September 30, 2002, which were $2.8 million greater than the Company's capital  contribution of $2.0 million.  While the Company  expects  NYFIX  Millennium  to be profitable in the future,  there can be no  assurances  of such  profitability.  As a result,  the
Company has not  allocated to the Initial  Partners  and New Partners  their pro rata share of the NYFIX  Millennium  losses in excess of the  Company's  capital contribution,  aggregating  $0.7 million,  as of September  30, 2002,  since the
Company cannot assure  recoverability of the asset that such an allocation would create. At such time when NYFIX Millennium  achieves  profitability,  24% of its profits,  net of the  Company's  recovering  its  unallocated  losses,  will  be allocated to the Initial Partners and New Partners.

Javelin:

Javelin is a leading supplier of electronic trade communication technology and a
leading  provider  of  FIX  technology.   Javelin  solutions  provide  universal
connectivity,  streamlining  of workflow and  elimination  of the high costs and risks associated with the development of proprietary  network links and protocol implementations.

On March 31,  2002,  the  Company  acquired  the capital  stock of Javelin.  The
Company  financed the transaction with a combination of (i) $10.0 million in net cash;  (ii) 2,784,896  shares of common stock of the Company having a fair value of $41.2 million; and (iii) 493,636 shares of common stock of the Company having a fair value of $3.5  million  reserved for  issuance  upon  exercise of Javelin stock  options  assumed by the  Company.  In addition,  the Company  agreed to a conditional  payment to the Javelin  stockholders based on attainment of certain objectives for Javelin's  revenues for the year ending  December 31, 2002.  This transaction was accounted for as an acquisition  under the purchase method.  The results of operations of Javelin have been included in the consolidated  results of operations since the acquisition date.

NYFIX Transaction Services:

In December 2001, the Company acquired an inactive broker-dealer for $34,000 and filed a membership  application  with the  National  Association  of  Securities
Dealers  ("NASD")  to  operate  as a  broker/dealer  through  the  wholly  owned subsidiary,  which was renamed NYFIX Transaction Services,  Inc. The application was  approved  in May 2002 and NYFIX  Transaction  Services  started  generating revenue as of July 1, 2002. NYFIX Transaction  Services  provides  execution and
smart  order  routing   solutions,   primarily  to  domestic  and  international
broker-dealers and specialized  trading firms. The acquisition was accounted for as a purchase and the cost of the acquisition has been allocated to goodwill.

The  following  were the  summarized  unaudited  pro forma  combined  results of operations  for the three and nine  months  ended  September  30, 2002 and 2001, assuming the acquisitions of NYFIX Millennium and Javelin had taken place at the beginning of each of those fiscal periods,  and giving effect to the addition of the New Partners and the Option  exercise as of January 1, 2001.  The  unaudited pro forma  combined  results of operations  for both periods were prepared based upon the  consolidated  statements  of operations  of NYFIX,  the  statements of operations of NYFIX  Millennium  and the  consolidated  results of operations of
Javelin for the respective periods.  The unaudited pro forma combined results of

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

operations  presented  below do not  necessarily  reflect future events that may
occur  after  the  Option  exercise  or  acquisition.   As  a  result  of  these
assumptions,  estimates and uncertainties,  the accompanying unaudited pro forma combined results of operations does not purport to describe the actual financial condition or results of operations  that would have been achieved had the Option exercise or  acquisition  in fact  occurred on the date  indicated,  nor does it purport to predict the Company's future results of operations.

The  summarized  unaudited  pro forma  combined  results of  operations  were as follows (in 000's, except per share data):

                                            Three Months Ended           Nine Months Ended
                                        --------------------------  ---------------------------
                                        September 30, September 30, September 30, September 30,
                                             2002         2001          2002          2001
                                        --------------------------- ---------------------------

Net revenues                               $15,368    $   13,706   $   42,286    $   36,489
                                        ========================   ========================

Net (loss) earnings                        $  (906)   $    1,380   $   (4,935)   $    1,904
                                        ========================   ========================

Basic (loss) earnings per common share     $ (0.03)   $      .04   $    (0.15)   $     0.06
                                        ========================   ========================

Diluted (loss) earnings per common share   $ (0.03)   $      .04   $    (0.15)   $     0.06
                                        ========================   ========================

5.    INVESTMENT IN EUROLINK

On March 6, 2002, the Company acquired a 40% ownership  interest in EuroLink,  a
Delaware  Corporation with its operations based in Madrid,  Spain,  which offers direct  electronic  access to the U.S.  equity markets from Europe.  The Company acquired its interest in return for granting  licensing and distribution  rights and $4.0 million in cash.  Under the terms of an agreement,  EuroLink will offer the  Company's  equity  terminals,  market  access and  services to the European marketplace,  primarily on a transaction fee basis. The Company has an option to increase  its  ownership  interest  in  EuroLink  to 80% at a  later  date.  The investment in EuroLink is being  accounted for under the equity  method.  During the three and nine months ended September 30, 2002, the Company  recorded losses on the investment of $132,000 and $271,000,  respectively, which are included in
Other Expense on the consolidated statements of operations.

6.    OTHER ASSETS

Other assets included  deferred product  enhancement costs of $4.0 million as of
September 30, 2002 and $3.4 million as of December 31, 2001,  net of accumulated amortization  of $6.7  million as of  September  30, 2002 and $5.0 million as of
December 31, 2001. Amortization expense of deferred product enhancement costs of
$0.6 million and $1.7 million for the three and nine months ended  September 30,
2002,  respectively,  and $0.5  million and $1.2  million for the three and nine months ended September 30, 2001, respectively,  was included in Cost of Revenues on the consolidated statements of operations.

Federal  and state  income tax  assets,  including  deferred  tax  assets,  from prepayments, research and development tax credits, from potential operating loss carrybacks  and  carryforwards  and other items  amounting  to $3.9 million were included  in  Prepaid  Expenses  and Other  Current  Assets on the  consolidated balance sheets at September 30, 2002.

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

7.    ACCRUED EXPENSES

Accrued expenses consisted of the following (in 000's):

                                                     September 30,     December 31,
                                                       2002               2001
                                                     -------------     ------------
                                                    (unaudited)

               Income taxes payable                    $    -            $  536
               Taxes, other than income taxes           2,078             1,729
               Commissions payable                        535               560
               Payroll-related accruals                   605               334
               Other current liabilities                  814               371
                                                       ------            ------
                                     Total             $4,032            $3,530
                                                       ======            ======

8.    EQUITY TRANSACTIONS

In connection with the  acquisitions  mentioned in Note 4, the Company issued an aggregate  of 296,250  shares of common  stock to the NYFIX  Millennium  Initial
Partners  and New  Partners  on  February  1,  2002,  with a fair  value of $4.5 million,  and an  aggregate  of  2,784,896  shares  of common  stock to  Javelin stockholders on March 31, 2002, with a fair value of $41.2 million.

On April 16, 2002, the Board of Directors  formally approved the first amendment to the 2001 Stock Option Plan (the "Plan"). Under this amendment, the authorized number of  shares of common  stock  available  for  issuance  under the Plan was increased from 2,000,000 shares to 3,500,000. This amendment was approved at the
Company's Annual Meeting of Shareholders held on June 10, 2002.

9.    INCOME TAXES

The Company  recorded a tax benefit of $153,000  during the three  months  ended
September  30,  2002   attributable  to  recognition  of  certain  research  and
development  tax credits from prior years.  The Company's  effective tax benefit rates were 49% and 42% for the three and nine months ended  September  30, 2002, respectively,  and its  effective tax rates were 40% for both the three and nine months ended  September 30, 2001.  The Company's  effective tax benefit rate for the three and nine months ended September 30, 2002 exceeds the Federal statutory rate primarily due to the effect of the aforementioned tax credit and the effect of state income taxes.  The Company's  effective tax rate for the three and nine months ended September 30, 2001 exceeds the Federal statutory rate primarily due to the effect of state income taxes.

10.   PER SHARE INFORMATION

The Company's  basic (loss)  earnings per share ("EPS") was calculated  based on net (loss) earnings  available to common  shareholders and the  weighted-average number of shares  outstanding  during the reported period.  Diluted EPS included additional  dilution  from  common  stock  equivalents,  such as stock  issuable pursuant to the exercise of stock options.  Stock options  representing  520,129 shares and  792,714  shares were  excluded  from the (loss)  earnings  per share
calculation   for  the  three  and  nine  months  ended   September   30,  2002,
respectively, as the effects were anti-dilutive.

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

                                                Three Months Ended               Nine Months Ended
                                           ----------------------------    ----------------------------
                                            September 30, September 30,     September 30,  September 30,
                                                 2002       2001                2002          2001
                                           ----------------------------    -----------------------------

Net (loss) earnings (in 000's)             $     (906)   $      2,758      $     (3,727)   $      5,823
                                           ==========================      ============================

Basic weighted average shares
  outstanding                              30,771,900      27,732,516        29,808,138      26,529,204
                                           ==========================      ============================

Basic (loss) earnings per common share     $    (0.03)   $       0.10      $      (0.13)   $       0.22
                                           ==========================      ============================

Basic weighted average shares
  outstanding                              30,771,900      27,732,516        29,808,138      26,529,204
Dilutive options                                 --         1,223,214              --         1,320,232
                                          --------------------------     ------------------------------
Diluted weighted average shares            30,771,900      28,955,730        29,808,138      27,849,436
  outstanding                             ===========================    ==============================

Diluted (loss) earnings per common share   $    (0.03)   $       0.10      $      (0.13)   $       0.21
                                          ============ ==============    ==============================

11.  BUSINESS SEGMENT INFORMATION

Prior to 2002, the Company  operated in a single industry  segment as a provider of  electronic  trading  infrastructure  and  technologies  to the  professional trading  segment of the  brokerage  community.  With the  acquisitions  of NYFIX
Millennium and NYFIX Transaction Services (see Note 4), the Company now operates as a financial services technology company in two industry segments,  Technology
Services and Transaction Services.

The Technology  Services segment provides desktop  solutions,  wireless exchange floor systems,  electronic automation systems and straight-through processing to the professional trading segment of the brokerage community.

The  Transaction  Services  segment,  which is  substantially  comprised  of the
Company's NYFIX Millennium and NYFIX Transaction Services  businesses,  provides an electronic order routing and matching  environment;  anonymous order matching and execution services to both the Company's existing  technology  customers and web based  desktop  users;  and  execution  and smart order  routing  solutions, primarily to domestic and international  broker-dealers and specialized  trading firms.

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

The  summarized  financial  information  by business  segment was as follows (in 000's):

                            Three Months Ended           Nine Months Ended
                       -----------------------------  ---------------------------
                       September 30,   September 30,  September 30, September 30,
                           2002           2001           2002          2001
                       -----------------------------  ---------------------------

Revenues:
   Technology Services    $13,093       $11,404         $34,529        $29,337
   Transaction Services     2,275          --             3,996           --
                       ------------------------       ------------------------
Total revenues            $15,368       $11,404         $38,525        $29,337
                       ========================       ========================

Gross Profit:
   Technology Services    $ 9,137       $ 8,959         $24,230        $22,696
   Transaction Services     1,662          --             2,632           --
                       ------------------------       ------------------------
Total gross profit        $10,799       $ 8,959         $26,862        $22,696
                       ========================       ========================

12.  OTHER COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income, net of tax, were as follows (in 000's):

                                           Three Months Ended                  Nine Months Ended
                                       ------------------------------     ------------------------------
                                       September 30,    September 30,     September 30,    September 30,
                                            2002             2001             2002               2001
                                       ------------------------------     ------------------------------

Net (loss) earnings                       $  (906)          $ 2,758          $(3,727)          $ 5,823
Change in net unrealized gain on
    available-for-sale securities             136              --                196              --
Foreign currency translation adjustment
                                               (3)             --                (16)             --
                                       ------------------------------     ------------------------------
Total comprehensive (loss) income         $  (773)          $ 2,758          $(3,547)          $ 5,823
                                       ==============================     ==============================

The components of accumulated other  comprehensive gain (loss), net of tax, were as follows (in 000's):

                                                 September 30,    December 31,
                                                      2002            2001
                                                 -----------------------------

Accumulated net unrealized gain (loss) on
   available-for-sale securities                    $ 161             $ (35)
Foreign currency translation adjustment               (16)             --
                                                 -----------------------------

Total accumulated other comprehensive gain (loss)   $ 145             $ (35)
                                                 =============================

                                  NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                  (unaudited)

13.  CASH FLOW SUPPLEMENTAL INFORMATION (IN 000'S)

                                                                    Nine Months Ended
                                                                    -----------------
                                                             September 30,        September 30,
                                                                  2002                2001
                                                             ----------------------------------
Supplemental disclosures of cash flow information:
Cash paid during the period for interest                         $   216             $   249
Cash paid during the period for income taxes                       1,739                 901

Supplemental schedule of noncash investing and financing
    information:
Capital lease obligations incurred                               $ 1,278             $   524

NYFIX Millennium:
Fair value of assets acquired, net of cash acquired              $39,144             $  --
Fair value of liabilities assumed                                 10,344                --
Common stock issued for acquisition                                4,506               8,000

Javelin:
Fair value of assets acquired, net of cash acquired              $60,413             $  --
Fair value of liabilities assumed                                  5,765                --
Common stock issued for acquisition                               41,189                --
Stock options assumed                                              3,459                --

14.  SUBSEQUENT EVENT

On October 10, 2002, the Company  announced that it had acquired an 18% interest in Renaissance Trading Technologies LLC ("Renaissance").  Renaissance was formed to  commercialize a state of the art NASDAQ Trading  Platform (the  "Platform").
The  Company has certain  options to acquire a  controlling  interest at a later date. In connection with its investment,  the Company  acquired for $1.0 million and subsequently contributed to Renaissance the intellectual property rights and all  source  code to the  Platform,  which  was  developed  by a major  bank and brokerage firm over the last several years. The Company also loaned $1.5 million to Renaissance,  for which Renaissance  issued a convertible  secured promissory note,  which may be  converted  into  additional  equity in  Renaissance  by the
Company at certain  times over the next five years.  The  current  18%  minority interest in Renaissance will be accounted for under the equity method.

                                   NYFIX, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Critical Accounting Policies and Estimates

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
Operations  discusses our  consolidated  financial  statements,  which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities  and the disclosure of contingent  assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its  estimates and  judgments,  including  those related to accounts  receivable
reserves,   investments,   long-lived  assets,   revenue  recognition,   product
enhancement  costs,  income  taxes  and  contingencies.   Management  bases  its
estimates and judgments on  historical  experience  and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for  making  judgments  about the  carrying  values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Effective   February  1,  2002,  NYFIX  Millennium  has  been  included  in  our consolidated  financial  statements.  Pursuant to the NYFIX Millennium Operating
Agreement,  the first  $22.0  million of losses  was  allocated  to the  Initial
Partners and New Partners of NYFIX Millennium, which equaled the extent of their capital  investment in NYFIX Millennium.  Effective March 31, 2002,  Javelin has
been included in our consolidated financial statements.

For our critical accounting policies that we believe,  among others,  affect our more  significant  judgments  and  estimates  used  in  the  preparation  of our consolidated financial statements, refer to Management's Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2001. With our recording  goodwill  as a result of our first  quarter  2002  acquisitions  of a controlling  interest in NYFIX Millennium and 100% of Javelin,  we have expanded our critical  accounting  policy for long-lived  assets to include  goodwill and other acquired  intangible assets.  While it is anticipated that the majority of the purchase prices for our acquisitions of NYFIX Millennium and Javelin will be classified  as  goodwill,  we have not  completed  the final  allocation  of the purchase  prices to the acquired  tangible and  intangible  assets.  Preliminary allocations  have been made to the  intangible  assets  and have been  amortized through September 30, 2002. Asset valuations for the acquisitions and our annual goodwill  impairment test are being performed by an independent  third party and will be completed by year end. Upon completion of the  valuations,  assets other than goodwill will be adjusted, if necessary, and amortized over their remaining respective useful lives.  Based upon the results of the annual impairment tests, we may be required to record goodwill  impairment charges related to one or both of these acquisitions in the fourth quarter of 2002.

Overview

Our revenues  comprise  subscription,  sale,  service  contract and  transaction revenue.  Subscription  fees currently  represent a majority of total  revenues.
Subscription revenue contracts are primarily with brokerage firms, international banks and global exchanges trading in equities, and are generally for an initial period  of  one  to  three  years  with  one  to  three  year  renewal  periods.
Subscription  revenues are recognized ratably over the lives of the subscription agreements with customers and begin once installation is complete. Sale revenue, which is  comprised  of  software  and capital  equipment  sales,  is  generated primarily by sales to customers in the futures,  options and currencies  trading market,  and is recognized  upon  shipment of the product and  acceptance by the customer.  Service  contract  revenue is comprised of maintenance  contracts for
software  and  capital  equipment  sales  and  subscription   equipment  and  is
recognized  ratably  over the  period  that the  service  is  provided.  Service contract revenue is typically  charged to customers as a fixed percentage of the original sale contract.  Transaction  revenue consists of per-share fees charged

                                   NYFIX, Inc.

to customers who route orders through our order matching  system,  and per-share fees charged to customers,  primarily domestic and international  broker-dealers and  specialized  trading  firms,  to provide  execution and smart order routing solutions.

Cost of revenues  principally  consists of communication  lines for subscription and transaction services;  amortization of capitalized product enhancement costs and depreciation of subscription-based equipment; labor, materials and overhead;
and execution and clearing fees.

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

Depreciation and amortization  expense consists of depreciation and amortization of  equipment  and  software  used to  operate  our  network  and  systems,  and amortization of acquired intangible assets.

The following  discussion and analysis  should be read in  conjunction  with the consolidated financial statements and notes thereto.  Historical results are not necessarily indicative of the operating results for any future period.

Historical Results of Operations

Three Months Ended  September 30, 2002 Compared to Three Months Ended  September
30, 2001

Revenues
Total  revenue  increased  35% to  $15.4  million  for the  three  months  ended
September 30, 2002,  from $11.4  million for the same period in 2001,  primarily due to  increases  in service  contract  revenue  attributable  to our  recently acquired Javelin products and increases in our transaction revenue  attributable to our recently acquired broker/dealer subsidiaries.

Subscription  revenue  increased  8% to $8.3  million for the three months ended
September 30, 2002, from $7.7 million for the same period in 2001, primarily due to increased demand among existing customers,  the addition of new customers and new product  offerings  sold to existing and new  customers.  As a percentage of total revenues,  subscription revenue decreased to 54% in the three months ended
September  30, 2002 from 68% in the same period in 2001,  due  primarily  to the effect on the percentage  calculations of the addition of transaction revenue in
2002.

Sale  revenue  increased  slightly to $2.5  million for the three  months  ended
September 30, 2002 from the same approximate amount for the same period in 2001.
The increase in sales revenue was due to sales of our recently  acquired Javelin products.  As a percentage of total revenue,  sales revenue  decreased to 16% in the three months ended  September 30, 2002, from 22% in the same period in 2001, due in part to the effect on the  percentage  calculations  of the  addition  of transaction revenue in 2002.

Service  contract  revenue  increased  90% to $2.3  million for the three months ended  September  30, 2002,  from $1.2  million in the same period in 2001.  The increase is due to service  contracts  related to our recently  acquired Javelin products.  As a percentage of total revenue,  service contract revenue comprised
15% of total  revenue in the three months ended  September 30, 2002, as compared to 10% for the same period in 2001,  due  primarily  to the  additional  service contract revenue

                                   NYFIX, Inc.

from our Javelin  products,  offset in part by the effect on the current  period calculation of the addition of transaction revenue.

Transaction  revenue  amounted  to $2.3  million  for  the  three  months  ended
September 30, 2002,  and  represented  15% of the total revenues for the current period.  Transaction revenue was attributable to NYFIX Transaction  Services,  a broker/dealer  subsidiary and NASD member,  which  provides  execution and smart order routing solutions and began generating  revenue on July 1, 2002, and NYFIX
Millennium,  an 80% owned  broker/dealer  subsidiary,  whose  results  have been included in our consolidated financial statements since February 1, 2002.

Cost of Revenues and Gross Profit Margin
Cost of  revenues  increased  87% to $4.6  million  for the three  months  ended
September 30, 2002,  from $2.4 million in the same period in 2001, due primarily to  increased  costs  resulting  from the  acquisitions  in the current year and increased communication charges. Labor costs increased, particularly for service contracts,  communication  charges increased due to more desktop connections and we had  clearing  and  execution  fees,  which did not exist in the prior year's quarter.  Also included in cost of revenues was amortization  expense of product enhancement costs and depreciation expense for subscription-based equipment.

Gross profit  margin  decreased to 70% for the three months ended  September 30,
2002,  from 79% for the same period in 2001.  On a dollar  basis,  gross  profit improved for service  contracts in the three  months ended  September  30, 2002.
This increase was offset somewhat by a decline in higher margined OBMS sales due to delays in customer order placement.  We experienced  increased  communication charges  relating to increased  desktop  connections,  higher labor costs due to increased service contract revenues, clearing fees on transaction executions and cost  increases due to the Javelin  acquisition,  which were offset  somewhat by cost reduction and containment programs.

Selling, General and Administrative
Selling,  general and administrative expenses increased 147% to $9.4 million for the three months ended September 30, 2002, from $3.8 million for the same period in 2001.  The increase was  primarily  due to the expenses  associated  with our recently acquired NYFIX Millennium and Javelin  businesses and start-up expenses related to NYFIX Transaction Services.  The increase reflects increased salaries and commissions, related personnel costs, rent expense, data center expenses and various  office  expenses  due to an increase in personnel to support our growth and acquisitions.  Also increasing were non-recoverable  communication fees, and software and computer support and maintenance contract fees due to the continued
investment in our  infrastructure.  As a percentage of total  revenue,  selling, general and administrative  expense was 61% for the three months ended September
30, 2002 as compared to 34% for the comparable  period in 2001. The increase was primarily attributable to the Javelin acquisition.

Research and Development
Research and development expenses increased to $0.3 million for the three months ended  September  30,  2002,  from  $0.1  million  for the same  period in 2001, primarily  as a result of our  efforts in  developing  new product  lines.  As a percentage of total  revenue,  research and  development  expense was 2% for the three  months  ended  September  30, 2002 as  compared to 1% for the  comparable period in 2001.

Depreciation and Amortization
Depreciation  and amortization  expenses  increased 319% to $2.9 million for the three months ended  September 30, 2002, from $0.7 million for the same period in
2001.  Included in this increase is additional  amortization  expense related to the  acquisitions of NYFIX  Millennium and Javelin.  The increase,  exclusive of those from acquisitions,  principally reflects amortization of intangible assets of $1.6 million and the continued investment in our infrastructure,  in addition to administrative  support  equipment and leasehold  improvements to support our growth. As a percentage of total revenue,  depreciation and amortization expense was 19% for the three months ended  September 30, 2002 as compared to 6% for the comparable  period in 2001.  The  increase  was  primarily  attributable  to the amortization of intangible assets.

                                   NYFIX, Inc.

Interest Expense
Interest  expense  increased 3% to $73,000 for the three months ended  September
30, 2002, from $71,000 for the same period in 2001, as a result of miscellaneous interest expense,  offset by decreased interest on capital lease obligations and due to the payoff of our line of credit during July 2001.

Investment Income
Investment  income  decreased  23% to $0.3  million for the three  months  ended
September 30, 2002, from $0.4 million for the same period in 2001, primarily due to  decreased  interest  and  dividends  earned  on  a  lower  balance  of  cash equivalents  and  marketable  securities in 2002 as compared to the prior year's period offset by realized  gains on sales of marketable  securities.  The higher balance of cash equivalents and marketable securities in the prior year's period is due to the proceeds received from our follow-on public offering in June 2001.

Income  Taxes
We recorded a tax benefit of $0.9 million for the three  months ended  September
30, 2002,  compared to a provision for income taxes of $1.9 million for the same period in 2001.  The tax  benefit is  attributable  to our pretax  losses in the current year's quarter and  recognition of certain  research and development tax credits from prior years.  Our  effective  tax benefit rate of 49% for the three months ended September 30, 2002 exceeds the Federal statutory rate primarily due to the effect of the  aforementioned  tax credits and the effect of state income taxes.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30,
2001

Revenues
Total revenue increased 31% to $38.5 million for the nine months ended September
30,  2002,  from $29.3  million  for the same period in 2001,  primarily  due to increased service contract revenue attributable to our recently acquired Javelin products,  increased  transaction revenue  attributable to our recently acquired broker/dealer  subsidiaries,  and increased  subscription revenue from increased demand from our  existing  customers,  the  addition of new  customers,  and new product offerings sold to existing and new customers.

Subscription  revenue  increased  15% to $23.6 million for the nine months ended
September 30, 2002,  from $20.5  million for the same period in 2001,  primarily due to  increased  demand  from our  existing  customers,  the  addition  of new customers and new product  offerings  sold to existing and new  customers.  As a percentage of total revenues,  subscription revenue decreased to 61% in the nine months ended  September 30, 2002 from 70% in the same period in 2001,  primarily due to the effect on the percentage  calculations of the addition of transaction revenue in 2002.

Sale revenue  decreased  9% to $5.1 million for the nine months ended  September
30, 2002,  from $5.6 million for the same period in 2001.  The decrease in sales revenue for the nine months  ended  September  30,  2002 is  principally  due to customers deferring purchases to future periods,  offset in part by sales of our recently  acquired  Javelin  products.  As a percentage of total revenue,  sales revenue  decreased to 13% in the nine months ended  September 30, 2002, from 19%
in the same  periods in 2001,  partially  due to the effect of the  addition  of transaction revenue for the nine months ended September 30, 2002.

Service contract revenue increased 81% to $5.8 million for the nine months ended
September 30, 2002,  from $3.2 million in the same period in 2001.  The increase is principally due to service contract revenue on our recently  acquired Javelin products and an increase in subscription  contract  revenue.  As a percentage of total revenue,  service contract revenue  comprised 15% of total revenue in nine months ended September 30, 2002, as compared to 11% for the same period in 2001, primarily  due to the  additional  service  contract  revenue  from our recently acquired  Javelin  products  offset  in part by the  effect of the  addition  of transaction revenue for the nine months ended September 30, 2002.

                                   NYFIX, Inc.

Transaction revenue amounted to $4.0 million for the nine months ended September
30, 2002,  and  represented  10% of total  revenues for the period.  Transaction
revenue  was  attributable  to  NYFIX  Transaction   Services,  a  broker/dealer
subsidiary  and NASD member,  which  provides  execution and smart order routing solutions and began generating revenue on July 1, 2002, and NYFIX Millennium, an
80% owned  broker/dealer  subsidiary,  whose  results have been  included in our consolidated financial statements since February 1, 2002.

Cost of Revenues and Gross Profit Margin
Cost of  revenues  increased  76% to $11.7  million  for the nine  months  ended
September 30, 2002,  from $6.6 million in the same period in 2001, due primarily to  increased  costs  resulting  from the  acquisitions  in the current year and increased communication charges. Labor costs increased, particularly for service contracts,  communication  charges increased due to more desktop connections and we had clearing and execution  fees,  which did not exist in the prior year, and amortization  expense of product  enhancement costs increased.  Also included in cost of revenues was depreciation expense for subscription-based  equipment.  We obtain our materials and supplies from a variety of vendors in the U.S. and Asia and did not experience any  significant  price  increases in its component parts purchased during 2002.

Gross profit  margin  decreased to 70% for the nine months ended  September  30,
2002,  from 77% for the same period in 2001.  On a dollar  basis,  gross  profit improved  for service  contracts  and  subscriptions  in the current  nine-month period.  This increase was offset  somewhat by a decline in higher margined OBMS sales  due to delays in  customer  order  placement.  We  experienced  increased communication  charges relating to increased desktop  connections,  higher labor costs due to increased service contract  revenues,  clearing fees on transaction executions and cost increases due to the Javelin acquisition,  which were offset somewhat by cost  reduction  and  containment  programs  introduced  late in the second quarter of 2002.

Selling, General and Administrative
Selling, general and administrative expenses increased 152% to $27.6 million for the nine months ended September 30, 2002, from $11.0 million for the same period in 2001 and increased as a percentage of total  revenues to 72% in 2002 from 37%
in 2001.  The increase was  primarily  due to the expenses  associated  with our recently acquired NYFIX Millennium and Javelin businesses, and start-up expenses related to NYFIX Transaction Services.  The increase reflects increased salaries and commissions, related personnel costs, rent expense, data center expenses and various  office  expenses  due to an increase in personnel to support our growth and acquisitions.  Also increasing were non-recoverable  communication fees, and software and computer support and maintenance contract fees due to the continued
investment in our infrastructure.

Research and Development
Research and development  expenses increased to $0.8 million for the nine months ended  September  30,  2002,  from  $0.3  million  for the same  period in 2001, primarily  as a result of our  efforts in  developing  new product  lines.  As a percentage of total  revenue,  research and  development  expense was 2% for the nine months ended September 30, 2002 as compared to 1% for the comparable period in 2001.

Depreciation and Amortization
Depreciation  and amortization  expenses  increased 207% to $5.7 million for the nine months ended  September 30, 2002,  from $1.9 million for the same period in
2001.  Included in this increase is additional  amortization  expense related to the  acquisitions of NYFIX  Millennium and Javelin.  The increase,  exclusive of those costs from acquisitions,  principally reflects  amortization of intangible assets of $1.6 million and the continued  investment in our  infrastructure,  in addition to  administrative, support, equipment  and leasehold  improvements  to support our growth.  As a percentage of total revenue,  depreciation and expense was 15% for the nine months ended  September  30, 2002 as compared to 6% for the comparable  period in 2001.  The  increase  was  primarily  attributable  to the amortization of intangible assets and the acquisition of NYFIX Millennium.

                                   NYFIX, Inc.

Interest Expense
Interest  expense  decreased  26% to $0.2  million  for the  nine  months  ended
September 30, 2002,  from $0.3 million for the same period in 2001,  principally as a result of  decreased  interest  on loans  due to the  payoff of our line of credit during July 2001.

Investment Income
Investment  income increased  slightly to $0.5 million for the nine months ended
September  30,  2002,  from a  comparable  amount  for the same  period in 2001, principally  due to higher  miscellaneous  investment  interest  offset by lower yields on cash  equivalents  and  marketable  securities  in 2002 as compared to
2001.

Income Taxes
We  recorded an income tax  benefit of $3.1  million  for the nine months  ended
September 30, 2002, compared to a provision for income taxes of $3.9 million for the same period in 2001. The tax benefits are  attributable to our pretax losses in 2002 and  recognition of certain  research and  development  tax credits from prior years. Our effective tax benefit rate of 42% in the current period exceeds the Federal  statutory  benefit rate primarily due to state income taxes and the effect of the tax credit.

Liquidity and Capital Resources

In June 2001,  we raised  $57.3  million  from a  follow-on  public  offering of
3,000,000 shares of our common stock, net of expenses.  We used a portion of the net proceeds for working capital,  to re-purchase shares of our common stock and for other general corporate purposes. We also used a portion of the net proceeds for  acquisitions of businesses,  investments in products and  technologies  and other  investments  that were  complementary  to our business.  At September 30,
2002,  our cash,  cash  equivalents  and  short-term  investments  totaled $21.4 million  as  compared  to $33.9  million at  December  31,  2001.  Cash and cash equivalents  increased  to $10.0  million from $5.0 million at December 31, 2001 primarily as a result of the sale of marketable  securities,  cash acquired from the acquisition of NYFIX  Millennium,  repayment of advances to NYFIX Millennium and proceeds from the sale of equipment,  offset by payments for the acquisition
of  Javelin  (net  of  cash  acquired),   purchases  of  marketable  securities,
investment in EuroLink, cash used in operating activities, capital expenditures, the  acquisition  of other assets to support our  infrastructure  and repayments under capital lease  obligations.  At September 30, 2002, we had  investments of
$11.4 million in current marketable security instruments,  having interest rates ranging from 1.25% to 3.17%,  $261,000 in a tax-free  money fund with an average yield of 0.83% and $4.9  million  in money  market  funds with an average 30 day yield of 1.32%.

On March 6, 2002, we acquired a 40% ownership  interest in EuroLink,  a Delaware
Corporation  with  operations  based  in  Madrid,  Spain,  which  offers  direct electronic  access to the U.S.  equity  markets  from  Europe.  We acquired  our interest  in return for  granting  licensing  and  distribution  rights and $4.0 million  in cash.  Under the terms of the  agreement,  EuroLink  will  offer our equity  terminals,  market  access and  services  to the  European  marketplace, primarily on a transaction  fee basis.  The terms of the  agreement  give us the option to increase  our  ownership  interest in EuroLink to 80% at a later date.
This  investment is accounted for under the equity method and we recorded a loss of $0.3 million on this  investment  during the nine months ended  September 30,
2002.

On March 31,  2002,  we acquired  Javelin,  which is widely  known as one of the pioneers  in FIX  technology,  has over  1,000  installations  at more  than 300 leading buy and sell-side  institutions,  exchanges and ECNs,  including over 50 clients in Europe and 20 in Asia. Javelin possesses the leading  market-share in
the  buy-side   institutional  market  for  electronic  order  routing  enabling technology.  We financed the transaction  with a combination of $10.0 million in net cash and the  issuance  and reserve of our common stock with a fair value of approximately  $44.6 million.  The cash portion was financed  through  available funds.  In  addition,  we had agreed to issue  additional  shares to the Javelin stockholders  contingent on attainment of certain  revenue  targets for the year ending  December 31,  2002.  We do not expect  Javelin to attain  these  revenue targets.

                                   NYFIX, Inc.

Some of our key considerations for the acquisition of Javelin include: increased
connectivity  to  the  buy-side   institutional  market;   consolidated  product
offering;  cross-selling of core products and transaction services; and a single point of electronic  exchange access across all major domestic and international equity  and  derivatives  exchanges.  The  plan  is to  embed  NYFIX  Millennium capabilities in Javelin products, which should reduce implementation time of the
NYFIX Millennium ATS throughout the financial industry.

As a result of our acquisition of an inactive  broker-dealer  (NYFIX Transaction
Services) in December  2001,  our exercise of the Option on NYFIX  Millennium in
February 2002 and our agreement  with EuroLink  noted above,  we began to record transaction  revenue  in  2002.  NYFIX  Transaction  Services  moved  into  full operational  status on July 1, 2002,  following  NASD approval of its membership application late in the second quarter.

At  September  30, 2002,  we had total debt of $2.1  million,  which  represents amounts  outstanding under capital lease obligations.  At September 30, 2002, we had no material commitments for capital expenditures or inventory purchases.

Our  short-term  significant  commitments  include  capital and operating  lease payments  over the next twelve months of $4.2  million.  Our  long-term  capital needs depends on numerous factors,  including the rate we obtain new clients and expand our staff and  infrastructure,  as needed, to accommodate such growth, as well as the rate at which we choose to invest in new  technologies to modify our existing  network  and  infrastructure.  We  have  ongoing  needs  for  capital, including  working  capital for operations and capital  expenditures to maintain and expand our operations.

We  believe  that our cash and  investments  of  $21.4  million,  together  with anticipated cash to be generated from operations and our ability to issue common stock,  will be  sufficient  to support our capital and  operating  needs for at least the next twelve months.

Working Capital
At September  30, 2002 and December  31, 2001,  we had working  capital of $35.9 million and $47.5 million,  respectively.  Our present capital resources include proceeds from internal  operations and from  issuances of our common stock.  The decrease in working  capital  was  principally  due to the  decrease in cash and investments  used for our  acquisition  of  Javelin  and for our  investment  in
EuroLink.

Cash Used in Operating Activities
During the nine months ended September 30, 2002, net cash used in operations was
$3.2 million as compared to net cash provided by operations  for the nine months ended September 30, 2001 of $8.2 million.  The decrease was primarily due to the change in  earnings  to a net loss of $3.7  million  for the nine  months  ended
September  30, 2002 as compared to net  earnings of $5.8 million in for the same period in 2001. The decrease is also due to an increase in prepaid  expenses and other current assets of $4.1 million,  a decrease in accounts  payable,  accrued expenses  and other  liabilities  of $3.7  million  and an  increase in accounts receivable  of $0.9  million,  net of an increase in the  allowance for doubtful accounts of $0.5  million.  All  increases  and  decreases are net of assets and liabilities  assumed from our acquisitions of Javelin and NYFIX Millennium.  The decrease  in  accounts  payable,  accrued  expenses  and  other  liabilities  is primarily due to payments made to vendors during the nine months ended September
30,  2002.  The  increase  in  prepaid  expenses  and  other  current  assets is principally  due to state and  federal tax refunds and tax credits due to us and tax  benefits  attributable  to our  pre-tax  loss.  The  increase  in  accounts receivable is primarily due to additional transaction receivables.

Cash Provided by Investing Activities
During the nine months ended  September 30, 2002, net cash provided by investing activities  was $8.9  million as compared  to $44.5  million of net cash used in investing  activities for the nine months ended September 30, 2001. The increase was primarily  due to proceeds  from the sale of marketable  securities of $31.5 million,  cash  acquired from NYFIX  Millennium  of $3.2 million,  repayments of advances to NYFIX  Millennium  prior to acquisition of $2.1 million and proceeds

                                   NYFIX, Inc.

from  the  sale of  equipment  of  $0.4  million,  offset  by  payments  for the acquisition of Javelin (net of cash acquired) of $10.0 million, payments for the investment  in  EuroLink  Network  of  $4.0  million,  purchases  of  marketable securities of $9.8 million,  capital  expenditures  of $2.4 million and payments for product enhancements and other assets of $2.2 million.

Cash Used in Financing  Activities
During the nine months  ended  September  30,  2002,  net cash used in financing activities  was  $0.6  million,  compared  to net  cash  provided  by  financing activities of $43.0 million in the nine months ended September 30, 2001, when we concluded a secondary offering of our common stock. During the nine months ended
September 30, 2002,  principal repayment under capital lease obligations of $0.9 million were  partially  offset by proceeds of $0.2 million from the exercise of stock options.

Seasonality

We believe that our operations are not significantly effected by seasonality.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the FASB issued two new  pronouncements:  SFAS No. 141,  "Business
Combinations,"  and SFAS No. 142,  "Goodwill and Other Intangible  Assets." SFAS
141   prohibits  the  use  of  the   pooling-of-interest   method  for  business
combinations  initiated  after June 30,  2001,  and also applies to all business combinations  accounted for by the purchase method that are completed after June
30,  2001.  There  are  also  transition   provisions  that  apply  to  business
combinations  completed  before  July 1, 2001,  that were  accounted  for by the purchase method. SFAS 142 is effective for fiscal years beginning after December
15, 2001, to all goodwill and other intangible  assets recognized in an entity's balance  sheet at that date,  regardless  of when those  assets were  originally recognized.  SFAS 142 requires  that  goodwill and certain  intangibles  with an indefinite life not be amortized, but subject to an impairment test on an annual basis.  We have adopted SFAS 141 and SFAS 142. We have recorded  goodwill on our consolidated  financial  statements  as a  result  of  our  first  quarter  2002 acquisitions of a controlling  interest in NYFIX Millennium and 100% of Javelin, but have  not  completed  the  final  allocation  of the  purchase  price to the acquired tangible and intangible assets.  Asset valuations for both acquisitions and our annual  goodwill  impairment  test are being performed by an independent third-party  and will be  completed  by  year-end.  Based on the results of this test,  we may be required to record  goodwill  impairment  charges in the fourth quarter of 2002.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  This  Statement  addresses  financial  accounting  and  reporting obligations  associated  with  the  retirement  of  long-lived  assets  and  the associated asset retirement costs. SFAS 143 requires the recognition of the fair value of a liability for an asset  retirement  obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Statement is effective  for fiscal years  beginning  after June 15, 2002. We do not expect that  adoption  of  SFAS  143  will  have a  material  effect  on our  financial condition, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment of
Long-Lived  Assets,"  which  supercedes  SFAS  No.  121,   "Accounting  for  the
Impairment of Long-Lived  Assets and for  Long-Lived  Assets to be Disposed of,"
and the  accounting  and  reporting  provisions  of APB No. 30,  "Reporting  the
Results of  Operation  -  Reporting  the  Effects of  Disposal of a Segment of a
Business,  and  Extraordinary,  Unusual and  Infrequently  Occurring  Events and
Transactions,"  for the  disposal of a segment of a  business.  SFAS 144 retains many of the provisions of SFAS 121, but addresses certain  implementation issues associated with that Statement. SFAS 144 is effective for fiscal years beginning after  December 15, 2001.  We adopted SFAS 144  effective  January 1, 2002.  The adoption of SFAS 144 did not have a material effect on our financial  condition, results of operations or cash flows.

                                   NYFIX, Inc.

In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB Statements No.
4, 44 and 64,  Amendment of FASB  Statement No. 13, and Technical  Corrections."
SFAS 145  eliminates  extraordinary  accounting  treatment for reporting gain or
loss  on  debt   extinguishment,   and  amends  other   existing   authoritative
pronouncements to make various technical corrections. The provisions of SFAS 145 are  effective  on January 1, 2003.  We do not expect that  adoption of SFAS 145 will have a material effect on our financial condition, results of operations or cash flows.

In July 2002,  the FASB issued SFAS No.  146,  "Accounting  for Exit or Disposal
Activities." SFAS 146 requires  recording costs associated with exit or disposal activities  at their fair  values  when a  liability  has been  incurred.  Under previous guidance,  certain exit costs were accrued upon management's commitment to an exit plan.  The  provisions of SFAS 146 are effective for exit or disposal activities  initiated after December 31, 2002. We do not expect that adoption of
SFAS 146 will have a  material  effect on our  financial  condition,  results of operations or cash flows.

Risk Factors: Forward Looking Statements

This document contains certain forward-looking  statements within the meaning of
Section 27A of the  Securities  Act of 1933, as amended,  and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by
the  safe  harbors   created   thereby.   Investors  are   cautioned   that  all
forward-looking  statements  involve risks and  uncertainty,  including  without limitation, our ability to market and develop our products.  Although we believe that the assumptions underlying the forward-looking  statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no  assurance  that  the  forward-looking  statements  included  in  this document will prove to be accurate.  In light of the  significant  uncertainties inherent in the  forward-looking  statements  included herein,  the inclusion of such information  should not be regarded as a representation  by us or any other person that our objectives and plans will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk generally represents the risk of loss that may be expected to result from the  potential  change in value of a  financial  instrument  as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or foreign  currency  exchange  rates.  We are exposed to market  risk  principally through changes in interest rates,  equity prices and foreign currency  exchange rates.  Interest  rate exposure is  principally  limited to the $11.4 million of current  marketable  securities  and $5.2  million  invested  in money  funds at
September 30, 2002. Risk is limited on the marketable  securities  portfolio due to the fact that $7.6 million is invested in insured municipal bonds of which no more than 5% of our portfolio can be invested in any one security issue.

The  remaining  $3.8 million of current  marketable  securities is invested in a quoted  fund that is  managed  by an  institution  which  primarily  invests  in investment grade securities,  with up to a maximum of 10% invested in high yield securities rated B or higher.

The fair value of our investment  portfolio at September 30, 2002,  approximated carrying value due to its short-term  duration.  The potential  decrease in fair value  resulting from a hypothetical  10% change in interest rates for the money funds  would not be  material to  earnings,  cash flows or fair  value.  Current marketable  securities  at September  30, 2002,  are recorded at a fair value of
$11.4 million, net of an unrealized gain of $267,000.  The potential decrease in fair value resulting from a hypothetical  10% decrease in interest rates for the marketable  securities  contained in the  investment  portfolio and the tax-free money funds would not be material to  earnings,  cash flows or fair value.  $3.8 million of the  marketable  securities has exposure to price risk. The estimated potential loss in fair value  resulting from a hypothetical  10% decrease in the quoted price is $380,000.

                                   NYFIX, Inc.

As discussed in Note 2 to the consolidated financial statements in our Form 10-K for the year ended  December 31, 2001,  the  financial  statements of our London sales  office are  remeasured  into U.S.  dollars  using the U.S.  dollar as the functional currency. The financial statements of Javelin Technologies Limited, a subsidiary of Javelin operating in the United Kingdom,  are also remeasured into
U.S. dollars. The market risk associated with foreign currency exchange rates is not material in relation to our  consolidated  financial  condition,  results of operations or cash flows. We do not use derivative financial instruments for any purpose.

ITEM 4. CONTROLS AND PROCEDURES

We maintain  disclosure controls and procedures that are designed to ensure that information  required to be  disclosed  in our Exchange Act reports is recorded, processed,  summarized  and reported  within the time  periods  specified in the
SEC's rules and forms, and that such information is accumulated and communicated to our  management,  including our Chief  Executive  Officer and Chief Financial
Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure  controls and procedures" in Rule
13a-14(c).  In designing and evaluating the disclosure  controls and procedures, management  recognized  that any  controls  and  procedures,  no matter how well designed and operated,  can provide only  reasonable  assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the  cost-benefit  relationship of possible  controls and procedures.

Within 90 days prior to the date of this report,  we carried out an  evaluation, under the supervision and with the  participation  of our management,  including
our  Chief  Executive   Officer  and  our  Chief  Financial   Officer,   of  the
effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures.  Based on the  foregoing,  our  Chief  Executive  Officer  and Chief
Financial  Officer  concluded that our disclosure  controls and procedures  were effective.

There have been no  significant  changes in our  internal  controls  or in other factors that could significantly  affect the internal controls subsequent to the date we completed our evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

                                   NYFIX, Inc.

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

                                   NYFIX, INC.

                                   By: /s/ Mark R. Hahn
                                       -------------------------------------
                                       Mark R. Hahn
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                               Officer)

Dated: November 13, 2002

                                   NYFIX, Inc.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

CERTIFICATIONS
--------------
I, Peter K. Hansen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NYFIX, Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such  disclosure  controls and procedures to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;

            b)  evaluated  the  effectiveness  of  the  registrant's  disclosure controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)  presented in this  quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all  significant  deficiencies  in the  design  or  operation  of internal  controls  which could  adversely  affect the  registrant's ability to record, process,  summarize and report financial data and
            have   identified  for  the   registrant's   auditors  any  material
            weaknesses in internal controls; and

            b) any fraud,  whether or not material,  that involves management or other  employees  who have a  significant  role in the  registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Peter K. Hansen
-----------------------
Peter K. Hansen
Chairman, President and
Chief Executive Officer

                                   NYFIX, Inc.

I, Mark R. Hahn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NYFIX, Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such  disclosure  controls and procedures to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;

            b)  evaluated  the  effectiveness  of  the  registrant's  disclosure controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)  presented in this  quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all  significant  deficiencies  in the  design  or  operation  of internal  controls  which could  adversely  affect the  registrant's ability to record, process,  summarize and report financial data and
            have   identified  for  the   registrant's   auditors  any  material
            weaknesses in internal controls; and

            b) any fraud,  whether or not material,  that involves management or other  employees  who have a  significant  role in the  registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Mark R. Hahn
-----------------------
Mark R. Hahn
Chief Financial Officer

                                 Exhibits Index
                                 --------------

Exhibit
-------

99.1        Certification of Chief Executive Officer
99.2        Certification of Chief Financial Officer