Form 10-K
period 2002-12-31
NYFIX INC
filed 2003-03-31
CIK 99047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                         Commission File Number 0-21324
                            ------------------------

                                   NYFIX, INC.
             (Exact name of registrant as specified in its charter)

              New York                                   06-1344888
(State of other jurisdiction of          (I.R.S. Employer identification number)
incorporation or organization)

                                333 Ludlow Street
                           Stamford, Connecticut 06902
                                 (203) 425-8000
                    (Address of principal executive offices)

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share            The NASDAQ Stock Market
      (Title of each class)          (Name of each exchange on which registered)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes X    No
                                        ---     ---

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant was  approximately  $227 million as of June 28, 2002.  Solely for the purpose of this  calculation,  shares  held by  directors  and  officers  of the
Registrant  have  been  excluded.   Such  exclusion   should  not  be  deemed  a
determination by the Registrant that such individuals are, in fact, "affiliates"
of the  Registrant.  The  amount  shown is based on the  closing  price of NYFIX common stock as reported on the NASDAQ stock market.

Number of shares of NYFIX Common Stock, par value $.001, outstanding as of March
14, 2003: 31,133,155

                      DOCUMENTS INCORPORATED BY REFERENCE:

                   Portions of the NYFIX, Inc. Proxy Statement
             for the 2003 Annual Meeting of Stockholders - Part III
             ------------------------------------------------------

                                   NYFIX, Inc.
                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2002
                                Table of Contents

Item             Description                                                Page
----             -----------                                                ----
                                     PART I

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related
             Stockholder Matters .............................................24
Item  6.   Selected Financial Data............................................27
Item  7.   Management's Discussion and Analysis of Financial

Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .............................52

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................53
Item 11.   Executive Compensation.............................................53
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters ..................53
Item 13.   Certain Relationships and Related Transactions.....................53
Item 14.   Controls and Procedures............................................53

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Report on Form 8-K.....54
           Signatures.........................................................57
           Certifications Pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002 .....................................................58

                                   NYFIX, INC.

        Certain  information  contained  or  incorporated  by  reference in this filing with the  Securities  and  Exchange  Commission  on Form 10-K that is not purely  historical  are  forward-looking  statements,  within the meaning of the
Private Securities Litigation Reform Act of 1995, that are based on management's beliefs,  certain assumptions and current expectations.  These statements may be identified  by  their  use of  forward-looking  terminology  such  as the  words
"expects,"  "projects,"  "anticipates,"  "intends" and other similar words. Such forward-looking  statements  involve  risks and  uncertainties  that could cause actual  results to differ  materially  from  those  projected.  These  risks and uncertainties  include,  but are not limited to, general economic,  business and
market  conditions,   competitive  pricing  pressures,  timely  development  and acceptance of new products,  ability to further penetrate the financial services market with a full range of our  products and the highly  competitive  market in which we operate.  Certain of these risks and  uncertainties  are discussed more fully in Part II,  Management's  Discussion and Analysis of Financial  Condition
and Results of Operations,  Factors Affecting Operating Results and elsewhere in this filing on Form 10-K. The  forward-looking  statements  contained herein are made as of the date  hereof and we,  except as may be  required  by law,  do not undertake any obligation to update any forward-looking statements,  whether as a result of future events, new information or otherwise.

                                     PART I

ITEM 1. BUSINESS

General

        NYFIX,  Inc.,  a New  York  corporation  founded  in 1991,  through  our
subsidiaries   and   affiliates,    provides   electronic   trading   technology
infrastructure and execution services to the professional trading segment of the brokerage  industry.  Our products and services automate  institutional  trading workflows by streamlining data entry and seamlessly  integrate  electronic order and execution handling.  We offer a complete electronic desktop order management solution, stationary and wireless handheld exchange floor technology, and a high
volume  trade  execution   platform.   Our  products  deliver  straight  through
processing ("STP") for front, middle and back office trade information handling.
We deliver our  products  mainly as a service  bureau  offering  and maintain an extensive  data center with a network of electronic  circuits that link industry participants  together  and provide  access to the  domestic  and  international equities and derivatives markets.

        Our   electronic   trading   systems,    industry-wide   trade   routing
connectivity,  STP and execution  services and systems  supported by our desktop solutions,  stationary  and  wireless  exchange  floor  systems  and  electronic automation systems provide a complete  electronic  solution to enter, manage and route trade data and execute orders for brokerage firms and international  banks trading in equities, futures and options.

        We operate a diverse electronic order routing and communication platform
(our "NYFIX  Network"),  based on the  Financial  Information  eXchange  ("FIX")
protocol. The FIX protocol is the messaging standard underlying language,  which was developed to enable real-time  electronic  trading and  communications.  Our
NYFIX  Network is  connected  to  redundant  data  centers  enabling  electronic communications  between our customers  throughout  the equities and  derivatives markets as well as  offering  long-term  optical  disk  storage  and  compliance retrieval of customer  transactions.  Through our NYFIX Network,  we provide the technology and infrastructure  for trade  communication and global order routing between buy-side and sell-side  institutions,  numerous exchange floors, as well as other electronic  trade execution  venues,  such as electronic  communication networks ("ECN") and alternative  trading systems ("ATS"). We sell an integrated portfolio of modular desktop trading applications, exchange floor automation and exchange access applications for trading in domestic and international equities, and derivatives,  including futures and options. Many of our applications reside on our  centralized  system in our data  center and are  accessible  through our
NYFIX Network.  By seamlessly  integrating  our proprietary  infrastructure  and

                                     NYFIX, INC.

software applications, we provide our customers with a complete electronic order management and execution solution.

        Through NYFIX Millennium,  L.L.C.  ("NYFIX  Millennium"),  our 80% owned broker-dealer  subsidiary,  we have developed an ATS that functions similarly to an ECN in that it matches buy and sell orders. NYFIX Millennium can match either buy and sell orders or pass them through to the  exchange or execution  venue of the trader's choice, in real-time,  which we believe is a unique feature and key differential  from other ATSs and ECNs that rely on captive  order  liquidity or orders  that need to  reside  in the  system  to be  matched.  NYFIX  Millennium augments  traditional  auction  markets by combining  the  electronic  execution technology  of an  ECN  with  the  liquidity  of  traditional  primary  markets.
Institutional traders benefit from the order invisibility and anonymity provided by NYFIX Millennium,  which eliminates the negative price impact associated with displaying  large  blocks  of  shares.  NYFIX  Millennium  ATS  went  into  full production  on  September  5, 2001 and we continue to focus on  expanding  NYFIX
Millennium's user base and execution volumes.

          To date,  we have  principally  derived our revenue  from one to three year term subscriptions,  product sales and services.  In addition to developing our subscription revenue, we have developed  transaction-based  revenue.  Rather than a monthly  per-terminal  fee,  transaction-based  revenue  is be derived by charging  a per  share  fee for  trades  executed.  We are  well  positioned  to distribute order routing terminals in certain domestic and international  market segments  seeking  more  exchange  and  execution  access  and trade  processing services in return for per share  transaction-based  fees. We believe there is a substantial market for these types of transaction revenue streams.

        Headquartered in Stamford,  Connecticut,  we have additional  offices in
New York City, London, Chicago and San Francisco.

AVAILABLE INFORMATION

        We are  required  to file  certain  documents  with the  Securities  and
Exchange Commission (the "SEC"), as required under Sections 13(a), 13(c), 14, or
15(d) of the  Securities  Exchange Act of 1934, as amended.  The SEC maintains a website at  http://www.sec.gov,  which contains  reports,  proxy and information statements,  and other information  regarding us. You may also read and copy any document we file with the SEC at its Public  Reference  Room,  450 Fifth Street,
N.W.,  Washington,  D.C. 20549. The SEC may be contacted at  1-800-SEC-0330  for further information on the operation of the Public Reference Room.

        Our website can be found at http://www.nyfix.com.  Information contained on our website is not a part of this document.  We make available free of charge on our website our annual report on Form 10-K,  quarterly  reports on Form 10-Q, current  reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section  13(a) or 15(d) of the  Exchange  Act as soon as  reasonably practicable after we  electronically  file such material with, or furnish it to, the SEC.

        We will provide you with a copy of these filings, including the exhibits to such filings  which we have  specifically  incorporated  by reference in such filings,  at no cost,  upon request to: NYFIX,  Inc.,  Stamford Harbor Park, 333
Ludlow Street, Stamford, CT 06902, Attention: Chief Financial Officer, telephone
(203) 425-8000.

ACQUISITIONS AND INVESTMENTS

NYFIX TRANSACTION SERVICES

                                     NYFIX, INC.

        In December  2001,  we acquired an inactive  broker-dealer,  an Illinois corporation,  for $34,000 and filed a membership  application  with the National
Association of Securities Dealers ("NASD") to operate as a broker-dealer through the wholly-owned  subsidiary,  which we renamed NYFIX Transaction Services, Inc.
("NYFIX Transaction Services").  The application was approved by the NASD in May
2002 and NYFIX  Transaction  Services began generating  revenue on July 1, 2002.
NYFIX Transaction Services provides electronic execution services,  primarily to domestic and international broker-dealers and specialized trading firms.

NYFIX MILLENNIUM

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.  The system  aims to provide  high  quality  execution  for clients through computerized matching technologies. NYFIX Millennium offers users access to multiple  liquidity points through a single terminal,  complete anonymity and
invisibility,   intelligent   order  routing  and  the   opportunity  for  price
improvement and liquidity  enhancement.  NYFIX Millennium  provides an efficient way for major  financial  institutions  and  traders  to obtain  the best  match available for their transactions in the listed equities marketplace.

        In September  1999,  NYFIX  Millennium was formed as a Delaware  limited liability company, by us and seven international  investment banks and brokerage firms  consisting of:  Deutsche Bank US Financial  Markets,  ABN Amro Securities
(formerly  ING  Barings),  Lehman  Brothers,  Morgan  Stanley Dean Witter Equity
Investments Ltd.,  Alliance Capital Management  (formerly Sanford C. Bernstein &
Co.),  Societe  Generale  Investment  Corporation  (formerly  SG Cowen)  and UBS
Warburg (the "Initial  Partners").  Each of the Initial  Partners  invested $2.0 million in NYFIX  Millennium  in exchange for 25,000 units of NYFIX  Millennium, collectively owning a 50% membership  interest in NYFIX Millennium.  We invested
$2.0 million and owned the remaining 50%. In addition, we purchased an option to buy, from the Initial Partners,  an additional 30% membership  interest in NYFIX
Millennium  (the  "Option"),  for  which we paid  each of the  Initial  Partners
281,250  shares of our common  stock.  The Option  allowed  us to  increase  our membership  interest  in  NYFIX  Millennium  up to 80% of the  total  membership interest  through the exchange of one share of our common stock for each unit of
NYFIX Millennium purchased, subject to certain adjustments.

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
25,000 units of NYFIX Millennium.  We maintained our 50% membership  interest in
NYFIX  Millennium in exchange for reducing  certain of our rights to share in 4%
of future dividend distributions of NYFIX Millennium. We issued 94,000 shares of our common  stock to each New Partner in return for the same Option noted above, with LabMorgan  Corporation (as the successor to two partners) receiving 188,000 shares.

        At December  31,  2001,  our  investment  in NYFIX  Millennium  of $27.5 million  consisted  of $25.5  million of our shares of common  stock  (1,968,750 shares in 1999 of our  common  stock at $8.89 per  share and  376,000  shares in
March and April  2001 of our common  stock at $21.28 per share) and our  capital cash contribution of $2.0 million. We funded certain operating costs and capital expenditures on behalf of NYFIX  Millennium.  Such advances of $5.2 million were reflected as "due from  unconsolidated  affiliates" on our consolidated  balance sheet at December  31,  2001.  In  addition,  we loaned to NYFIX  Millennium  an aggregate of $11.0  million,  plus accrued  interest,  of which $5.0 million was loaned in 2002.  The $6.0  million  loaned in 2001,  plus accrued  interest,  is
reflected  in  "notes   receivable  from   unconsolidated   affiliates"  on  our
consolidated balance sheet at December 31, 2001.

        On January 23, 2002,  we notified the Initial  Partners and New Partners that we would exercise our Option,  effective  February 1, 2002. In exchange for

                                  NYFIX, INC.

the  increased  membership  interest  in NYFIX  Millennium,  we paid the Initial
Partners and New  Partners an  aggregate  of 296,250  shares of our common stock with a fair value of $4.5 million,  with each Initial Partner  receiving  33,750 shares of common stock and each New Partner  receiving  15,000  shares of common stock. As a result,  we increased our ownership of NYFIX  Millennium to 80%. The results  of  operations  of NYFIX  Millennium  have  been  included  in our 2002 consolidated  statement of operations  since the acquisition  date. All advances and loans,  including  accrued  interest,  have been eliminated in consolidation commencing on February 1, 2002.  The excess of the purchase  price over the fair value of the net assets  acquired  was $27.8  million  and has been  recorded as goodwill. Some of our key considerations for the acquisition of NYFIX Millennium included  NYFIX  Millennium's  growth  in  revenue,  the  attractiveness  of the synergies we anticipated with our  recently-acquired  NYFIX Transaction Services broker-dealer,  and our  ability  to  exercise  significant  control  over NYFIX
Millennium's operations.

        Pursuant to our NYFIX Millennium  Operating  Agreement,  as amended, the first $22.0 million in NYFIX  Millennium  operating  losses since  inception was allocated to the Initial Partners and New Partners,  which equaled the extent of their capital  contribution to NYFIX Millennium.  The minority interest in NYFIX
Millennium  disclosed in our accompanying  consolidated  statement of operations for the year ended December 31, 2002 reflects the allocation of NYFIX Millennium losses to the Initial Partners and New Partners  post-acquisition  to the extent of their capital contribution, thereby reducing their minority interest to zero.
In addition, we recognized NYFIX Millennium operating losses of $6.0 million for the year ended  December  31,  2002,  which were $4.0  million  greater than our capital  contribution  of $2.0 million.  While we expect NYFIX  Millennium to be profitable in the future, there can be no assurances of such profitability. As a result, we have not allocated to the Initial Partners and New Partners their pro rata share of NYFIX  Millennium  losses in excess of our  capital  contribution, aggregating  $1.0  million,  at  December  31,  2002,  since  we  cannot  assure recoverability  of the asset that such an allocation would create.  At such time when NYFIX  Millennium  achieves  profitability,  24% of its profits,  net of us recovering our over-allocated  losses, will be allocated to the Initial Partners and New Partners.

JAVELIN TECHNOLOGIES, INC.

        On March 31, 2002, we acquired 100% of the outstanding  capital stock of
Javelin   Technologies,   Inc.,  a  Delaware  corporation   (together  with  its
subsidiaries,  "Javelin"). We financed the transaction with a combination of (i)
$10.0 million in net cash;  (ii)  2,784,896  shares of our common stock having a fair value of $41.2 million; and (iii) 493,699 shares of our common stock having a fair value of $3.5  million  reserved for  issuance  upon  exercise of Javelin stock  options  assumed by us. The  excess of the  purchase  price over the fair value of the net assets  acquired  was $42.3  million  and has been  recorded as goodwill. Javelin is a provider of electronic trade communication technology and the  FIX  protocol  technology.  The  FIX  protocol  is the  messaging  standard underlying language,  which was developed to enable real-time electronic trading and  communications.  In utilizing  the FIX protocol  technology,  companies can
eliminate  the  high  costs  and  associated   risks  of  developing  their  own
proprietary network links and implementing a non-standard protocol.  Javelin has over 1,000 installations at more than 350 major buy and sell-side  institutions, securities clearing houses,  hedge fund managers,  exchanges and ECNs worldwide, including  over  50  clients  in  Europe  and  20  in  Asia.  Some  of  our  key considerations for the acquisition of Javelin included:  increased  connectivity
to  the  buy-side   institutional   market,   consolidated   product   offering,
cross-selling of core products and transaction  services,  and a single point of electronic  exchange access across all major domestic and  international  equity and derivatives exchanges.

EUROLINK NETWORK, INC.

        On March 6, 2002, we acquired a convertible  preferred stock interest in
EuroLink Network, Inc. ("EuroLink"),  a Delaware corporation with its operations based in Madrid,  Spain, for $4.0 million in cash.  EuroLink offers the European securities  industry  direct  electronic  access to the U.S. equity markets from
Europe.  EuroLink offers our equity  terminals and market access services to the
European marketplace,  primarily on a transaction fee basis. The preferred stock

                                  NYFIX, INC.

will automatically  convert into a 40% common stock interest upon the earlier of two years from the date of the agreement or a change of control,  as defined, of
EuroLink.  We also have an option to  purchase  up to an  additional  40% common stock interest in EuroLink,  from certain of its stockholders,  at a price to be determined based upon a formula of EuroLink's earnings, as defined.

RENAISSANCE TRADING TECHNOLOGIES, LLC

        On October 2, 2002, we acquired an 18% interest in  Renaissance  Trading
Technologies,  LLC  ("Renaissance"),   a  Delaware  limited  liability  company.
Renaissance  was  formed  to   commercialize  a  NASDAQ  trading  platform  (the
"Platform"). We acquired our interest in return for 300,000 shares of our common stock with a fair value of $1.1  million.  We have also loaned $1.5 million (the
"Note") to  Renaissance,  for which  Renaissance  issued a  convertible  secured promissory note. The Note bears an interest rate of 5.5%, is due in October 2007 or earlier,  as set forth therein,  and is convertible into additional equity in
Renaissance,  at our option,  at certain times over the next five years. We also have an option to purchase up to a  controlling  interest  in  Renaissance  at a price to be determined based upon a formula,  as defined. In connection with our investment  of  Renaissance,  we acquired,  for $1.0 million,  the  intellectual property  rights and source code to the Platform,  which was developed  over the last  several  years by a major bank and  brokerage  firm and  contributed  such intellectual property rights and source code to Renaissance.

INDUSTRY OVERVIEW

AUTOMATION REMAINS A PRIORITY

        Historically,  financial institutions have relied on voice communication and  paper-based  trading  and  settlement  practices,  and stock  markets  have traditionally  operated physical trading floors, also relying primarily on paper tickets in an open  outcry  model.  In this  model,  member  firm floor  brokers deliver  orders to a  specialist,  an  intermediary  that  makes a market in the stocks listed on the exchange.  In addition to  processing  inefficiencies,  the presence of an  intermediary  results in pricing that does not always  represent the true value of a security at any given point in time.

        A series of major trading scandals during the 1990s prompted  investment firms,  brokerage  firms and  regulators  to accept  that the pace,  volume  and volatility  in the  markets had  reached a level  where  real-time  computerized electronic  tracking of trading activities was necessary.  The global securities industry  quickly  began to  experience  a  significant  surge in the demand for automated processes.  The development of integrated  networks,  order management systems,  direct access technologies and fully electronic  marketplaces was at a high point during the Internet boom of the late 1990s.

        Many firms and regulators in the securities trading industry  recognized the necessity of  implementing  STP solutions,  which integrate and automate all aspects of trading - front, middle and back office - reducing settlement cycles, costly errors and processing costs.

        While this drive toward  automation  has led to marked  improvements  in efficiency  throughout  the  industry,  a large  number  of  financial  entities continue  to  rely  on  manual  processes  even  today.  Due to  the  efficiency improvements  realized by firms who have implemented  electronic processes and a series of  regulatory  mandates,  automation  remains a priority for  investment banks,  brokerage  firms and exchanges  worldwide  despite the current  economic downturn.  Although  spending  has been  significantly  reduced  across  several segments  of the global  securities  industry,  these  institutions  realize the importance of investing in infrastructure and automation technologies.

                                  NYFIX, INC.

        Regulations  governing the recording and  transmission  of orders to and from the New York Stock  Exchange  ("NYSE")  were adopted in 2001 ("Rule  123"), requiring that all NYSE member firms adopt electronic order management  systems.
The  second  phase of Rule  123 will  require  that all  orders  need to be sent electronically.  In addition,  there has been consideration  given to decreasing the time between the trade and settlement of orders,  from the previous standard of three days to one day (known as "T+1").

THE IMPORTANCE OF STANDARDS

        As a major step toward  industry  standardization  for electronic  order routing,  the financial services industry began to adopt the FIX protocol as the industry standard by the mid-1990s.  The FIX protocol is the messaging  standard underlying language,  which was developed to enable real-time electronic trading and  communications  and is now considered the globally accepted and predominant standard for  electronic  order  routing.  In January 2003,  the Group of Thirty
("G30"),  a  Washington-based  think  tank  comprised  of leaders  from  central banking,  private  finance  and  academia,  released  a  report  identifying  20 recommendations to increase  efficiency and  interoperability  within the global
securities  industry.   Among  these   recommendations  was  the  importance  of
developing and adopting standards,  including the FIX protocol,  to automate the front, middle and back office.

ECN AND ATS EVOLUTION

        The advent of  high-speed  electronic  data  communication  networks and
computerized   trading  has   highlighted   the  potential  for  more  efficient
interaction  between  buyers and  sellers  in the  financial  markets.  The U.S.
equities  markets have seen the  introduction of new regulations  paving the way for ECNs and ATSs to compete with traditional exchanges such as the NYSE and the
American  Stock   Exchange   ("Amex")  in  the  listed  market  and  the  NASDAQ
over-the-counter  ("OTC")  market.  These  ECNs and ATSs  seek to  provide  more efficient trading mechanisms while bringing buyers and sellers directly together without an intermediary.

        As almost every  traditional  exchange floor in Europe and Asia has been replaced by electronic  systems,  much debate continues in the U.S.  relating to the role of the specialist  and the efficiency of the NYSE, the world's  largest exchange  floor in terms of its listed  companies'  market  capitalization.  The
debate  has  increased  with  the   introduction  of  decimal   trading.   While
decimalization   was  designed  and   implemented  to  make  price  quotes  more
understandable  for consumers,  an unexpected side effect of decimalization  has been an increase in the trading  activity of the specialists  competing with the buyers and sellers,  resulting in the reluctance of  institutional  investors to expose block orders on the books of the specialists.

        A number of ECNs and ATSs  emerged  in the  marketplace  during the late
1990s.  The  challenge  for these new  trading  venues is to attract  sufficient trading  liquidity,  also known as orderflow,  which is transaction volume being entered  into  these  trading  venues.  While  ECNs have  apparently  captured a significant portion of the NASDAQ OTC market-share in executed volume, they have not been  effective  capturing  significant  executed daily volume in the listed equity  market,  due  in  large  part  to a lack  of  access  to the  electronic infrastructure carrying listed orderflow.

        Financial  institutions have become increasingly  focused on the overall quality of  execution  and  transaction  cost of trades.  Sophisticated  trading strategies,  particularly  those  involving  multiple  securities  or  types  of financial  instruments,  are difficult to execute  without both direct and rapid market access and a system that provides easy to use order entry, management and execution.

BUSINESS CONTINUITY AND DISASTER RECOVERY PLANNING AND OUTSOURCING

        In addition to  automation  and STP,  business  continuity  and disaster recovery  technologies  have become  crucial to an  institution's  technological

                                  NYFIX, INC.

infrastructure.  Business  continuity  is a part of the STP movement and yet its importance  has been  significantly  emphasized  within the  financial  services community  following the tragedy of the September 11, 2001 terrorist  attacks in
New York. The concern for repeated  terrorism has fueled  investment in business continuity solutions, but factors such as globalization, STP, process automation and disruption of power or technology errors are also important.

        Data storage and recovery and wide-area network ("WAN") applications are but some of the requirements  needed to implement proper business continuity and disaster  recovery  operations.  While  institutions are seeking  solutions that
offer  direct  access,  speed  of  delivery,   quality  of  execution  and  full
integration  between  traditional  exchanges and modern ECNs and ATSs,  many are realizing  that they cannot  continue  to  internally  develop or  maintain  the systems  and  connectivity  infrastructures  needed to keep  pace  with  current technological  developments and regulatory mandates.  As a result, a significant number  of  these  firms  are  looking  to  outside  providers  to  solve  their automation, efficiency, and business continuity challenges.

OUR SOLUTION AND STRATEGY

        Our goal is to become a leading  provider of real-time  electronic trade entry,  routing  and  execution  solutions  to  the  global  financial  services industry.  We  consistently  monitor the  industry to analyze and  determine  an efficient  and  effective  schedule  for new  product  introductions,  marketing efforts and organizational  growth initiatives in order to meet the needs of the
changing  markets.   The  following  points  outline  our  top-level  strategies necessary  to  achieve  success  and bring  greater  efficiencies  to the global marketplace:

     o    MAXIMIZE THE SYNERGIES OF OUR RECENT  ACQUISITIONS  AND INVESTMENTS TO
          INCREASE  CUSTOMERS IN OUR NYFIX  NETWORK.  With the  acquisitions  of
          NYFIX  Millennium,  NYFIX  Transaction  Services and Javelin,  and our
          investments  in  Renaissance  and  EuroLink,   we  have  significantly
          expanded  our  presence  beyond  our  traditional   customer  base  of
          sell-side  institutions  trading on the NYSE. To further  increase our subscription and  transaction-based  revenue model we are focusing our
          sales  and  marketing   efforts  on  connecting   not  only  sell-side
          broker-dealers,  but  also  buy-side  institutions  and  international exchanges to our NYFIX  Network.  With the  integration of sales teams from recent acquisitions we are maximizing  synergistic  opportunities to introduce relevant products to both new and existing customers.  We will  continue to address  the  evolving  requirements  of the trading community by hopefully introducing new complementary  solutions,  such as advanced analytical and risk management applications, OTC services, multi-currency facilities, stock allocation and clearing services. The enhancement  of our current  product line,  along with the addition of new products,  will help us increase our presence in the institutional marketplace and allow us to sell more profitable  products to existing customers.  We  plan  to  continue  to  develop  and  own  all  of the underlying  intellectual  property rights associated with our existing and future products.

     o    INCREASE TRANSACTION REVENUE STREAMS IN OUR ATS AND ELECTRONIC TRADING
          INFRASTRUCTURE  PRODUCTS.  As the  markets  become  increasingly  more automated,  providing customers with effective desktop order capturing and  electronic  access  technology is emerging as the most  important marketing parameter. The large quantity of orderflow processed through
          our  NYFIX  Network  has  uniquely   positioned  us  to  increase  our
          transaction-based  revenue.  In  addition  to  developing  transaction revenue  streams in NYFIX  Millennium by generating a critical mass of orderflow  from our  customers,  the  formation  of NYFIX  Transaction
          Services  enabled us to  introduce  a number of  offerings  to compete effectively  with and replace the role of certain  brokers in specific target segments. Specifically, we can effectively compete for business with little or no conflict with our existing client base in some areas of international, and to some degree domestic, correspondent brokerage business. In the correspondent

                                   NYFIX, INC.

          brokerage  business,  one  brokerage  firm  generally  services a much smaller or specialized  brokerage firm and charges a transaction based per share fee for providing  access to exchange  executions.  EuroLink
          distributes   our  equity   products  and  services  to  the  European
          marketplace,  primarily focusing on increasing orderflow volume to and from the U.S.  This is a perfect  example of how our various  business groups complement one another.

     o    EXPAND THE UNIVERSE OF SECURITIES  TRADED  THROUGH OUR NYFIX  NETWORK.
          Our NYFIX  Network and NYFIX  Millennium  ATS can be used to trade and match  basically any financial  instrument,  from equities to futures, commodities  or  other  derivative  instruments.  We are  focusing  on increasing  the  usage  of NYFIX  Millennium  conditional  orders,  by aggressively  marketing  the  ATS to a  variety  of  firms,  including
          traditional    broker-dealers,    market   makers   and    statistical
          arbitrageurs.  Through the  interaction of the system's  various order types, such as conditional and  pass-through,  and continued growth of
          NYFIX Network share volume,  we believe that NYFIX  Millennium is able to  provide  superior  results  in  trade  execution  quality  for our customers.  With the addition of  Renaissance's  Platform,  we hope to significantly expand the universe of equities traded through our NYFIX
          Network  to  encompass  the OTC  markets.  We also plan to expand  our presence in futures and options  trading and grow our market  share in international  markets  through a  significant  increase in our direct connectivity to international  exchanges  trading in both equities and derivatives.

     o    CONTINUE TO PROTECT OUR CUSTOMERS' ROLES IN THE  DISTRIBUTION  MARKET.
          Many  market  observers   believe  that  equity  markets  will  become
          completely electronic,  thereby significantly altering the traditional role of  broker-dealers.  The fear of a  diminishing  role and loss of revenue has caused the  broker-dealer  community  to largely  withhold support  for any  market  modernization  system  that can be  accessed directly  by  buy-side  institutions  and  other  investors.  It is an important element of our strategy to introduce our business model in a manner that does not ultimately threaten our sell-side customers' role in the distribution channel. We believe this strategy provides us with a significant  advantage over our  competitors  whose  initiatives may ultimately eliminate the broker from the trading process.

OUR TECHNOLOGY

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

OUR NYFIX NETWORK

        Built in late 1997, our NYFIX Network provides our customers with global connectivity for trade order routing through dedicated  circuits.  Access to our
NYFIX Network  private order  routing and financial  information  communications infrastructure  is  offered  to  our  customers  on  both a  subscription  and a transaction  basis and is  supported  by  large-scale  redundant  data  centers.
Through our NYFIX  Network,  we provide the technology  and  infrastructure  for trade  communication  and global order  routing  between  buy-side and sell-side institutions,  numerous  exchange  floors,  as well as  other  electronic  trade execution  venues,  such  as ECNs  and  ATSs.  Consisting  of  more  than  1,500 high-speed  frame-relay  circuits,  fiber optics and synchronous optical network
("SONET")  infrastructure,  our NYFIX Network provides an efficient,  secure and reliable  method  for  electronic  trade  communication.  Our NYFIX  Network  is connected to redundant data centers to enable electronic  communications between

                                   NYFIX, INC.

our customers throughout the equities and derivatives markets. Our NYFIX Network and data  center  structure  also  offer  long-term  optical  disk  storage  and
retrieval  of  customer   transactions  for  compliance  purposes.  We  sell  an
integrated  portfolio of modular  desktop trading  applications,  exchange floor automation  and  exchange  access  applications  for  trading  in  domestic  and international equities, and derivatives,  including futures and options. Many of our  applications  reside on our  centralized  system in our data center and are accessible through our NYFIX Network. By seamlessly  integrating our proprietary infrastructure  and  software  applications,  we provide  our  customers  with a complete electronic order management and execution solution.

INFRASTRUCTURE TECHNOLOGIES

        Our  underlying  infrastructure   implementation  procedures  involve  a
modular,  or "building block,"  standard.  A building block standard consists of the amount of storage,  processing and network  capacity  necessary to support a set of customers. As we add customers to our NYFIX Network,  building blocks can be easily inserted into our architecture to accommodate continued network growth and which can  potentially  reduce our average cost per  customer.  Our building block architecture relies upon advanced technology standards,  including storage area network  architecture,  which is best suited for high-performance  database access and  transaction  processing.  This  technology  is easily  scalable.  We believe that we are a technology  leader in our industry in that we maintain two data  centers,  either  of  which  can  support  all of our  current  production requirements,  providing  fully active  redundancy  for our  customers.  We also maintain our WAN, which we host for customer usage,  giving us an advantage when troubleshooting  problems.  Our NYFIX Network and data center  infrastructure is continuously  monitored  by an  automated  system that logs the  performance  of communication lines, equipment and systems, ensuring continuous availability and optimal  performance  for  our  customers.  To  achieve  the  highest  level  of availability,  we rely on multiple telecommunication carriers for data transport between core data centers and customers, including AT&T, Sprint, WorldCom, Qwest and Verizon.  As our data volume is  significant,  we are able to diversify  our telecommunication  needs across carriers,  decreasing our reliance on any single telecommunication  service  provider  without losing the benefit of economies of scale.

        Our data centers are located in two independent  data center  facilities in  Carlstadt  and North  Bergen,  New Jersey  maintained  by  SunGard  Recovery
Services LP, formerly owned by Comdisco Holding, Inc. By co-locating  equipment, we derive  operating  economies  while  obtaining the highest quality of service available in a physical plant. Our data centers' around-the-clock facilities are protected by state-of-the-art fire suppression and heating, ventilation, and air conditioning  systems  and have  multiple,  uninterruptible  sources  of  power, including  backup  generators  and fully  redundant  power  distribution  units.
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

        Our software is authored to take  advantage of the FIX protocol and runs on various  operating  system  platforms,  including  UNIX,  Linux and Microsoft
Windows.  We  maintain  a  library  of  reusable  program  code  and use  naming conventions,  which  facilitates  rapid  application  development and provides a homogenous  and  familiar  look  and  feel to our  customers.  Our  standardized approach greatly enhances the quality of our programs and products.  Our quality

                                   NYFIX, INC.

control  department  has a  dedicated  laboratory,  which  simulates  our  NYFIX
Network.  All of our new  product  releases  are  tested  under  load and stress conditions using automated tools for reliability,  interoperability and quality.
Our sales support,  customer  training and technical  engineering  group provide ongoing  feedback  from our customer  base to our product  development  team and quality control  department.  This allows us to continuously  refine and enhance our products to better serve our customers' needs.

PRODUCTS AND SERVICES

        Our products and services  provide a variety of financial  service firms with  end-to-end  solutions  for their  trading  technology  needs.  The trading process  typically  involves three main functions - front office,  middle office and back  office.  These terms  correspond  with a phase of the trade  execution process.  Front office generally  refers to order entry,  routing and execution;
middle office  typically  refers to the process  whereby trades are allocated to the proper accounts;  and back office refers to trade settlement and processing.
We specialize in  front office  solutions but have also developed  solutions for the middle office and  interfaces to the most popular back office  systems.  Our solutions  facilitate STP, reducing transaction costs and reducing the potential for trading errors due to manual re-entry of order and execution information.

        We provide  trading  technology  and execution  services to a variety of firm types in the financial industry.  For our clients, we offer connectivity to our NYFIX Network,  which enables  buy-side firms to  electronically  connect to their trading counter-parties, typically sell-side firms, who in turn connect to various  execution  venues such as exchanges,  ECNs and ATSs.  Our NYFIX Network
offers   unparalleled   electronic   connectivity   to   hundreds   of   trading
counter-parties  for a fraction of the cost it would take for a firm to maintain their own proprietary  network.  As part of our NYFIX Network, we provide secure and reliable  electronic  connectivity,  certify all  connections to each firm's trading counter-parties and provide  around-the-clock service and support. A key component to our NYFIX Network is the maintenance of multiple data centers.  Our
NYFIX Network's  multiple data center  configuration  ensures all client data is replicated at both data centers in real-time,  providing  security and integrity of client data in the case of a disaster.  We also offer customers an archive of
their   past   trading   data,   which   can  be   accessed   through  a  secure
Internet browser.  This greatly  simplifies our customers'  compliance  with SEC trade data storage and retention  requirements  and makes  retrieving  past data extremely easy and convenient.

BUY-SIDE SOLUTION SET

        For buy-side  institutions,  including investment  managers,  mutual and pension fund managers and hedge funds, we offer a suite of services for seamless trading.  We offer an  integrated  market  data,  order  management  and routing application,  which  enables  customers  to monitor  markets and enter and route orders with a few mouse clicks. In addition to our subscription-based  offering,
our  transaction-based   offering  enables  customers  to  gain  technology  and
execution  services for a single fee per executed  share.  Our Javelin  products offer a variety of technology  solutions for a firm's connectivity needs. Appia,
Javelin's  flagship  product,  is a high performance,  multi-protocol  messaging engine to enable electronic  connectivity  between firms.  Javelin also offers a simplified product, Instant Integrator, for firms with less software development expertise.

SELL-SIDE SOLUTION SET

        NYFIX USA,  LLC  ("NYFIX  USA"),  our core  business  has  traditionally focused on supplying technology solutions to sell-side, or brokerage, firms. For the  brokerage  community,  we offer a wide  range of  services,  all  available through our NYFIX  Network.  Our NYFIX  Network  provides  brokerage  firms with connectivity to their buy-side clients as well as to various exchanges, ECNs and
ATSs.  Our NYFIX Network also  provides  connectivity  to an extensive  array of independent  brokers  operating  on the  trading  floor  of the  NYSE,  commonly referred to as "$2 brokers." We offer a variety of trading workstation  products for the  institutional  trading  desk and a series  of order  management  system options are available,  enabling us to meet each customer's individual needs. We also offer order  management  systems for exchange floor trading,  which enables our exchange  clients to receive  orders  electronically  from trading desks and route execution information,  all in real-time. Our NYFIX Overseas, Inc. ("NYFIX
Overseas")  business  offers order booking  management  systems  ("OBMS") to the derivatives market.

        In 2002, we introduced a completely  redesigned wireless handheld system for exchange  floor brokers.  We also offer a number of auxiliary  services with our order  management  system  ("OMS")  products.  These  include  interfaces to various back office systems,  data storage and retrieval,  electronic submission of trade data to NYSE systems and other services to facilitate STP.

TRADE EXECUTION SERVICES

        We also offer brokerage firms various options for trade  execution.  The first of these  options  is our NYFIX  Millennium  ATS,  which is an  electronic system that matches  buyers and sellers in a completely  anonymous  environment.
The  system  aims  to  provide  high  quality   execution  for  clients  through
computerized matching technologies.  NYFIX Millennium is designed to offer users access  to  multiple  liquidity  points  through  a  single  terminal,  complete anonymity and  invisibility,  intelligent  order routing and the opportunity for price  improvement  and  liquidity  enhancement.  NYFIX  Millennium  provides an efficient way for major  financial  institutions  and traders to obtain the best match available for their transactions in the listed equities  marketplace.  Our
NYFIX Millennium ATS resides in our data centers, is integrated within our NYFIX
Network,  and offers matching of both pass-through and conditional  orders.  Our
NYFIX Transaction  Services  business  provides clients with electronic  trading technology and execution services on a transaction-based fee schedule.

        In 2002, we established  NYFIX Partners,  Inc. ("NYFIX  Partners"),  our wholly-owned subsidiary, which was granted its introducing broker-dealer license from the National Futures Association. As a registered,  independent introducing broker,  NYFIX  Partners  will enable  smaller  firms to utilize our  technology without undertaking major infrastructure costs associated with implementation on a global scale.  NYFIX  Partners'  customers will be able to route orderflow for
execution  on  global  futures  exchanges.   NYFIX  Partners  expects  to  begin
operations in 2003.

CUSTOMERS

        Our target customers include large institutional money management firms, small to mid-sized institution and hedge funds,  institutional brokerage traders and risk managers; NASDAQ principal and agency traders;  institutional brokerage derivatives traders; exchange floor brokers and clerks; and independent brokers.
We serve a global customer base and seek to build long-term  relationships  with
industry-leading   clients,   serving   as  a   comprehensive   technology   and
infrastructure  provider to fulfill  their  electronic  trading needs through an integrated set of products, services and solutions.

        Our revenue has  increased to $55.8  million in 2002, an increase of 35%
from $41.4  million in 2001. To date,  we have  principally  derived our revenue from  subscriptions,  product sales and  services.  In 2002, we began to develop transaction-based  revenue. Rather than a flat fee as for our subscription-based and  service  contract  revenue,  transaction-based  revenue is derived by a per share fee for trades executed through our systems. As previously  mentioned,  we believe we are well positioned to distribute order routing  terminals in certain domestic and  international  market  segments  seeking more direct  exchange and execution  access  and  trade  processing  services  in  return  for  per  share transaction  fees. We believe  there is a substantial  market for these types of transaction revenue streams.

        For the year ended  December 31, 2002,  no customer  accounted  for more than  10% of our  revenue.  For the  year  ended  December  31,  2001,  ABN Amro
Securities and Deutsche Bank AG accounted for 12% and 10%, respectively,  of our revenue.  For the year ended  December 31, 2000, no customer  accounted for more than 10% of our revenue.

 SALES AND MARKETING

                                   NYFIX, INC.

        One of the  goals of our  sales and  marketing  activities  is to create awareness and sustained interest in our technology and infrastructure. Our sales teams have been integrated to synergize our combined product  offerings  brought about by  acquisitions  and  investments  made in 2002.  We focus on  developing customer  acceptance  of our  product  lines  and  focus on  developing  general upgrades rather than on individual  client  customization.  Our sales teams work closely  with our  product  development  team and  several of our  products  and enhancements have been developed based on user-group consensus.

        Our sales cycle, for new clients, is generally one to six months,  while sales of additional  products and services to existing clients is typically less time.  For our  technology  customers,  we  generally  provide our  products and services on one to three-year subscription and service agreements with automatic annual  renewals at the end of the initial term.  For our  transaction  services customers, we generally provide one to two-year agreements.

        We maintain an in-house  marketing  department  covering  all aspects of exhibition,  collateral  marketing  materials planning and production.  We focus primarily on direct  marketing  efforts  designed to reach our target segment of
customers   rather  than  mass   marketing,   which  we  believe  results  in  a
significantly more effective return on our marketing  investment.  In connection with the broadening of industry  awareness of NYFIX  Millennium,  we may support certain  mass  marketing  initiatives  to promote  the  benefits of the ATS to a greater audience.

COMPETITION

        The  electronic  order  management  and  delivery   industry  is  highly
competitive and constantly evolving through technological and regulatory change.
Our  competition  varies  widely  and  we  encounter  different   categories  of
competitors  for  each of our  product  and  service  offerings.  We  also  face
competition   from  potential   customers  who  choose  to  maintain  their  own
infrastructure  and develop  their own  in-house  proprietary  order  management software systems.

        Competition  within  our  industry  is based on a  variety  of  factors, including  product  features,  product  functionality  and performance,  product quality and  reliability,  price,  and technical  support and customer  service.
Based on our experience, we believe that we compete effectively in each of these categories.  We also believe that our presence throughout the STP chain provides us with an added competitive advantage.

        We face competition in the following five areas:

     o    NETWORK  SERVICES.  Transaction  Network  Services and Global Crossing
          Ltd. (who is under Chapter 11 and has undergone a  restructuring)  are large  fiber optic  networks  capable of  carrying  multiple  types of
          financial   information.   Both  of  these  companies   provide  basic
          connectivity  offerings  for order  routing,  however,  we believe our
          NYFIX Network provides value-added connectivity,  through our embedded
          FIX protocol communication and sophisticated links to global execution providers and venues.

     o    EXCHANGE  FLOOR  TECHNOLOGY.  We  are a  provider  of  exchange  floor automation  technology,  including  stationary  and  wireless  trading technologies.  While we offer access to numerous  exchanges  globally, our most  significant  presence is in the U.S.  listed equity  market.
          Member firms operate  approximately  1,500 booths on the NYSE. Most of these firms are in the process of automating  their floor  operations.
          With more than 500  stationary  systems and over 250 handheld  devices deployed on the NYSE exchange floor,  our systems have  contributed to the  automation  efforts  for  many  member  firms.  The  NYSE  offers competitive  floor  technology  to  member  firms  and there are other smaller competitors in this area, including Tradeware.

                                   NYFIX, INC.

     o    DESKTOP PRODUCTS. We face competition from vendors who produce desktop solutions  for traders who are not on the  exchange  floor,  including several  vendors in listed  equities  such as Brass (a  subsidiary  of
          SunGard,  Inc.),  RoyalBlue  Group and  Bloomberg.  These  competitors either have or are building data centers for a service bureau offering and have the ability to pass listed orderflow through their systems to the exchange  floors,  including  the NYSE. We believe that we compete effectively  with these  vendors  by  offering  easy-to-use,  seamless integration with our exchange floor products and extensive  electronic market connectivity.

     o    FIX ENGINES. We face competition from vendors who produce FIX protocol engine  solutions  such  as  Financial  Fusion,  Cameron  Systems  and
          Transact  Tools.  We believe  that we compete  effectively  with these vendors by  providing  FIX  solutions  to the world's  leading buy and
          sell-side   institutions,   clearing  houses,   hedge  fund  managers,
          exchanges and ECNs.

     o    TRADE EXECUTION  SERVICES.  NYFIX  Millennium  faces  competition from traditional  stock  exchanges,  the  largest of which is the NYSE.  In addition,  NYFIX Millennium faces competition from other ATSs and ECNs offering a variety of execution  services.  Some of these  competitors
          include   Instinet/Island,   ITG  Posit,   Archipelago  and  Bloomberg
          TradeBook.  NYFIX  Transaction  Services also faces competition from a variety of correspondent and electronic brokerage firms.

INTELLECTUAL PROPERTY AND OTHER PROPERTY RIGHTS

        Our success and ability to compete are dependent to a significant degree on our intellectual property,  which includes our proprietary technology,  trade secrets and client  base.  However,  no one patent,  trademark  or other form of intellectual property is critical to our business.

        The trademark NYFIX is the primary  trademark used to identify our goods and services.  We are the registered exclusive owner of the trademark as well as additional  product  brand  trademarks  globally.  Each  trademark  is valid and protected  in  perpetuity  provided  it is being  used and  renewed  during  the appropriate renewal period designated by the trademark laws of the country where registered.  There  are no known  third  party  objections  to NYFIX  trademarks globally.

        We do not license any core  technologies.  The core  technologies of our business are proprietary  software  applications  built around the FIX messaging specifications,  which is  protected  by  copyright,  patent,  trade  secret and contract  law. The FIX  protocol  technology  is available  for use by any party indefinitely  if used  properly.  The  source  and  object  code  for  our  core proprietary  software  applications are protected using various applicable modes of intellectual  property protection,  including two pending patent applications and one issued patent.  The issued patent is valid through the year 2014 and the applications,  once  issued,  through  2022.  There  are no  known  third  party infringement claims against our software applications.

        In   addition,   it  is  our  policy  to  enter  into   confidentiality,
intellectual  property  ownership  and/or  non-competition  agreements  with our customers,  associates,  independent  contractors and business partners,  and to control access to and distribution of our intellectual property.

GOVERNMENT REGULATION

        The U.S.  securities  industry is subject to extensive  regulation under
both  Federal  and  state  laws.   In  addition,   the  SEC,  the  NASD,   other
self-regulatory organizations, commonly known as SROs, such as the various stock exchanges,  and other regulatory bodies,  such as state securities  commissions, require strict compliance with their rules and regulations. We have subsidiaries that are registered  with the SEC as  broker-dealers.  Much of the regulation of broker-dealers has been delegated by the SEC to SROs,  including the NASD, which

                                   NYFIX, INC.

has been designated by the SEC as our principal regulator. The NASD adopts rules
(subject to approval by the SEC) that regulate the broker-dealer industry. These rules  regulate the conduct of our U.S.  broker-dealer  subsidiaries.  The NASD, through its regulatory subsidiary, NASDR, also conducts periodic examinations of
the  operations  of  those  subsidiaries.   Our  U.S.  broker-dealers  also  are
registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business.

        In  addition,  our U.S.  broker-dealer  subsidiaries  are members of the
Securities  Investor  Protection  Corporation  ("SIPC").  SIPC provides  certain protection  for  customers'  accounts  in  the  event  of the  liquidation  of a broker-dealer.  SIPC is funded through assessments on registered broker-dealers.
The costs  associated with compliance,  i.e.,  fees,  implementing and following compliance  procedures,  filing  reports,  etc.  are  minimal  and do not have a material effect on our profitability.

        As a matter  of  public  policy,  regulatory  bodies  are  charged  with safeguarding  the integrity of the  securities and other  financial  markets and with protecting the interests of investors  participating in those markets,  not protecting  creditors or stockholders of broker-dealers.  Companies that operate in the securities industry are subject to regulation  concerning many aspects of their business,  including trade practices,  capital structure, record retention and the  conduct  of  directors,  officers  and  employees.  We face the risk of
significant   intervention  by  regulatory   authorities,   including  extensive
examination and surveillance activity. Failure to comply with any of these laws,
rules  or   regulations   could  result  in  censure,   fine,  the  issuance  of
cease-and-desist  orders or the suspension or disqualification of our directors, officers  or  employees.  Neither  we  nor  any of our  directors,  officers  or employees are currently subject to any cease-and-desist  orders,  suspensions or disqualifications under the rules of any of these regulatory  organizations.  An adverse ruling in the future against us or our directors, officers or employees, including censure or suspension, could result in us, our directors, officers and other  employees  being required to pay a substantial  fine or  settlement,  and could result in their suspension or expulsion. Any such penalty could materially affect our profitability.  If any of our employees are suspended or disqualified it could harm our ability to successfully provide services to our clients.  This could, in turn, have an adverse effect on our reputation in the industry,  which could further harm our profitability.

        The regulatory environment in which we operate is subject to change. Our profitability  may be  adversely  affected  if,  as a result  of new or  revised
legislation  or   regulations   imposed  by  the  SEC,  other  U.S.  or  foreign
governmental  regulatory  authorities  or the NASD,  we are forced to incur more costs in order to comply.  We may also be  adversely  affected by changes in the interpretation  or enforcement of existing laws and rules by these  governmental authorities and the NASD.  Additional  regulation,  changes in existing laws and rules, or changes in  interpretations  or enforcement of existing laws and rules often directly  affect the method of operation and  profitability  of securities firms. We cannot predict what effect any such changes might have.

        Starting in 1994, the SEC and the U.S.  Department of Justice  conducted anti-trust  investigations  of the NASD,  addressing  concerns  of fraud,  price fixing and collusion.  In December 1997, 30 major  brokerage  firms and the U.S.
Department of Justice entered into a settlement of these anti-trust proceedings.
In response to the  findings of these  investigations  and  consistent  with the recommendations  in the SEC Market 2000 Report  issued in 1994,  the SEC adopted the order handling  rules.  These rules cover how to display and execute a limit order.

        In December 1998,  following the issuance of the order  handling  rules, the SEC  promulgated  new rules relating to the regulation of certain ATSs, such
as  NYFIX  Millennium  (known  as  "Regulation   ATS").  The  SEC  expanded  its
interpretation of the definition of "exchange" under the U.S. securities laws to encompass  a  range  of  electronic  brokerage  activities.  At the  same  time,
Regulation  ATS permits  systems to register as  broker-dealers,  rather than as national securities  exchanges with the SEC, if they comply with the regulation.

                                   NYFIX, INC.

We have modified and enhanced our trading  systems to comply with Regulation ATS and continue to review and monitor our systems and procedures for compliance.

        The introduction of  decimalization in April 2001 has also had an impact
on  the  U.S.   securities   markets  and   increased   competition   for  ATSs.
Decimalization  may assist  investors in  obtaining  price  improvement  because improvement in smaller increments is possible.  Because  decimalization  narrows the average trading  spreads,  it has also had a significant  negative impact on the profitability of traditional broker-dealers. Decimalization has also caused,
and  may  continue  to  cause,  traditional   broker-dealers  to  execute  their
customers'  orders  internally rather than route them to external market centers for  execution,  because  the  additional  price risk they incur to fill  orders
internally   has   decreased.   Increased   internal   trading  by   traditional
broker-dealers has also reduced, and could continue to reduce, our orderflow.

        We provide our  customers  with access to U.S.  exchange-listed  stocks, including  connectivity to the NYSE and its exchange specialists.  NYSE Rule 390 was  abolished in May 2000,  which had required that all NYSE members and member firms  execute  transactions  in stocks  listed or traded on or before April 26,
1979, during market hours only on the floor of the NYSE,  subject to exceptions.
Rule 390 had prevented NYSE members from executing some  transactions with their customers completely  in-house,  but it also prevented them from exposing orders in other market centers.  As a result,  we are able to execute trades  involving all NYSE-listed  stocks on behalf of all of our customers.  Because these stocks accounted for  approximately  50% of the average  daily trading  volume in 2001, abolition of Rule 390 may  eventually  lead to increased  competition in trading
NYSE-listed stocks that were previously subject to the rule.

        On January 30, 2001, SEC rules became effective that require many market participants  to make detailed  public  disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities (known as "Quality of Execution Data" rules). Market centers must disclose information, categorized  by security,  size and type of order about the time frames in which orders are executed and on the prices offered by  participants  relative to each other and the  marketplace.  These  rules  also  require  securities  brokers to provide  detailed  disclosure in electronic  form regarding  their order routing practices.  In September 2001, the SEC issued an interpretation that provides an exemption  from this order routing  disclosure as long as the average  number of customer  non-directed  orders routed by the security broker during the calendar quarter  is 500 or less.  We cannot  predict  what  impact  these  rules and the consequent  disclosures  will have on the  number  and size of orders we receive from customers.

        The  SEC  and  the  NASD,  as well  as  other  regulatory  agencies  and securities  exchanges  within and outside the U.S.,  have  stringent  rules with respect to the  maintenance  of  specific  levels of net  capital  by  regulated broker-dealers.  These rules  include the SEC's net capital  rule,  to which our
U.S.  broker-dealer  subsidiaries  are  subject.  The  failure  by one of  these subsidiaries  to maintain  its required  net capital may lead to  suspension  or revocation of its registration by the SEC and its suspension or expulsion by the
NASD and other U.S. or  international  regulatory  bodies,  and ultimately could require its  liquidation.  In addition,  a change in the net capital rules,  the imposition of new rules or any unusually large charge against the net capital of one of our broker-dealer  subsidiaries  could limit its operation,  particularly those that are capital  intensive.  A large  charge to the net capital of one of these subsidiaries could result from an error or other operational  failure or a failure of a customer  to  complete  one or more  transactions,  including  as a result of that customer's insolvency or other credit difficulties, and we cannot assure you that we would be able to furnish  the  affected  subsidiary  with the requisite  additional capital to offset that charge. The net capital rules could
also   restrict  our  ability  to  withdraw   capital  from  our   broker-dealer
subsidiaries, which could limit our ability to pay cash dividends, repay debt or repurchase shares of our outstanding stock. A significant  operating loss or any unusually large charge against net capital could adversely  affect our financial condition, results of operations or cash flows.

                                   NYFIX, INC.

        The SEC has also  indicated that it is reviewing  issues  concerning the
Intermarket  Trading  System  ("ITS").  The NYSE has  advocated  the redesign or elimination  of the ITS,  which links market  centers  that trade listed  equity securities,  allowing an order to trade a security that is listed on two or more markets to be executed  in the market  displaying  the best price.  The NYSE has also  suggested  that,  if the ITS is  maintained,  access  should be limited to exchanges and  self-regulatory  organizations,  such as the NYSE. The NYSE could also seek to withdraw from the ITS.  Changes in the ITS, such as restrictions on our  access to the  system,  the  withdrawal  of the NYSE from the system or the elimination of the system in its entirety, could adversely affect our ability to attract business in NYSE-listed stocks.

        We are unable to predict the outcome of the  various  deliberations  and discussions  on  the  evolution  of  the  U.S.  equities  market  structure  and regulatory framework,  although these issues or other issues of market structure may have a significant impact on our equities business.

        In December 2000,  Congress passed the Commodity  Futures  Modernization
Act,  which allows  single stock  futures to be traded on the exchanges and adds guidelines  for the  SEC's  role in  regulating  some  equity  based  derivative securities.  This act also streamlines the regulation of U.S. futures  exchanges and limits the jurisdiction of the Commodities Future Trade Commission.

        Our business,  both directly and indirectly,  relies on the Internet and other electronic  communications  gateways. We intend to expand our use of these gateways.  To date,  the use of the  Internet  has  been  relatively  free  from regulatory  restraints.  However,  the SEC,  SROs and  states are  beginning  to address  regulatory  issues  that may  arise in  connection  with the use of the
Internet.  Accordingly,  new regulations or interpretations  may be adopted that constrain our own and our customers'  abilities to transact business through the
Internet or other electronic communications gateways.

        NYSE Rule 123 governs the recording and transmission of orders to and on the NYSE floor. This Rule was amended in 2001. Currently,  Rule 123 requires all orders  received  on the  NYSE  floor  to be  input  into  an  electronic  order management  system for better  monitoring  and  tracking of trades,  and it also requires that all orders and order details must be capable of being  transmitted to a designated NYSE data base within such time frame as the NYSE may prescribe.
Rule  123  requires  that  each  order  includes  the  symbol,  clearing  member organization,  order  identifier,  identification  of member recording the order details,  number of shares, side of market,  designation as market, limit, stop, stop limit, any limit price or stock price,  time in force,  designation as held
or  not  held,  special   conditions,   time  of  recording  order  details  and
modification  of terms of order or  cancellation  of order. We believe that Rule
123 regulations  have had a positive  impact on our business  because we already produce  systems  capable of meeting and exceeding the regulatory  requirements, with many  additional  features  designed to reduce error and maximize  customer efficiency.

        The financial  services  industry,  including the  securities  brokerage business,  is also  heavily  regulated  outside of the U.S.  We are  required to
comply  with  regulatory   controls  of  each  specific  country  in  which  our
subsidiaries or we conduct business,  a well as the regulations of each exchange of which our  subsidiaries  or we are  members.  As we expand our  international operations, we may be required to comply with requirements that are inconsistent with our existing  international  activities.  As a result,  the varying cost of compliance with these different  regulatory  jurisdictions and other factors may affect our business or limit our ability to expand our international operations.

        In many countries, the laws and regulations applicable to the securities
and  financial  services  industries  are  uncertain  and  evolving.   In  these
countries,  it may be difficult  for us to determine the exact  requirements  of local laws and  regulations  in every  market,  particularly  because  legal and regulatory developments generally trail technological advances. Our inability to remain in compliance with regulatory  requirements in a particular  jurisdiction could have a materially  adverse  effect on our operations in that market and on

                                   NYFIX, INC.

our reputation generally.

        Any of the  non-U.S.  regulatory  agencies  may  conduct  administrative proceedings  against us, which can result in censure,  fine,  the  prevention of activities or our  suspension  or expulsion  from their country as an investment services provider.  The applicable  regulations cover minimum financial resource requirements  and  conduct  of  business  rules  for all  authorized  investment businesses.

        The  costs  associated  with  new   regulations,   changes  in  existing
regulations  or  changes  in  the  interpretation  or  enforcement  of  existing regulations outside the U.S. may adversely affect or limit our business or  operations  and  adversely  affect our  financial  condition  and  operating results.

PRODUCT DEVELOPMENT AND PRODUCTION

        We design,  develop and produce our  proprietary  software  and hardware products at our  facilities  in  Stamford,  Connecticut,  New York,  Chicago and
London. We obtain our materials, supplies and services from a variety of vendors in the U.S. and Asia. We did not experience any  significant  price increases in component parts purchased during 2002.

        Our  manufactured  products are based on standard PC components  readily available  in the  consumer  market  place.  All  electronic,  computer  related components  utilized  within  our  product  are  not  manufacturer  or  supplier specific.  We can substitute  components  from a diverse group of  manufacturers with no assembly or delivery delays to our customers.

        Electronic  and computer  components  utilized  within our  manufactured products  are  generally  purchased  from  Tier 2 and Tier 3  resellers.  Tier 2 suppliers are defined as manufacturer representatives for multiple product lines and are generally  regional or national  distributors  for those products.  They
typically   maintain  an   engineering   or  technical   staff  for  design  and
specification  support. They primarily focus on resellers and manufacturers as a customer  base.  Tier 3  suppliers  are  defined as  component  level  resellers specializing in various product lines procured from multiple Tier 2 distribution sources.  They generally do not maintain any engineering or technical staff, and are geared primarily around consumer sales.

        Generally  we do not  maintain  any  type  of  purchasing  or  governing agreement with said vendors.  In some cases when it is to our benefit to lock in competitive pricing we would generate a blanket purchase order. The advantage of this is that competitive  pricing and product  availability is locked in for the term of the blanket  order.  Some of the Tier 2 resellers  that we use are: CDW,
Dell,  Arrow  Electronics  and  MicroWarehouse.  Each of these  resellers  stock products from all the major computer  manufactures,  such as: IBM, Aaeon, Intel,
Sony, NEC,  Samsung,  Kingston,  ELO and AMD. Tier 3 resellers for the most part are generally  smaller Internet  accessible  suppliers that deal in a variety of electronic and computer  components.  These  suppliers are only used when Tier 2 suppliers  quote extended lead times or pricing not consistent  with the current market on preferred products.

        Our  manufactured  products contain several custom parts specific to our design.  These parts are limited to sheet metal  enclosures and internal wiring.
We own the  designs  for these  components  and can  source  them from  multiple vendors in our  immediate  area or  throughout  the U.S.  Currently  we maintain relationships  with a minimum of two  alternate  vendors  for  cabling and sheet metal,  either of which can deliver  components within standard delivery cycles.
For both of these  components we use vendors such as CTC,  Advantage Sheet Metal and Interface Technology.

        We rely on a number of third parties to supply software and systems,  as well as equipment and related maintenance.  Our systems are built using a number of  commonly  used  technologies.  As an example we use  systems  from EMC,  Sun
Microsystems, Oracle, Sybase, Veritas and Microsoft. Our products are subject to

                                   NYFIX, INC.

potential defects in these third party  components.  Although we (as well as the individual  vendors)  exercise  strict testing and  verification  of systems and software, defects can cause disruptions of customer service. We have invested in various  test  systems to make sure  supplier's  components  work as well as our developed software.

        Since we depend on third parties to supply us with  underlying  software and systems on a reliable,  timely basis,  we maintain  service and  maintenance agreements  with all our main vendors.  We have standard  service  agreements at different  levels  depending  on how  critical  the  vendor's  system  is to the operation of our business.  For most systems we have a high level of redundancy, which gives us less time  critical  dependency on a particular  vendor.  We have service and maintenance agreements with our vendors. Because of the diversity in vendors, there is no dependence on a single vendor.

BUSINESS SEGMENTS

        We operate in two reportable segments based on type of services offered:
Technology Services and Transaction  Services.  Financial information by segment and geographic area is set forth in Note 16, "Business  Segment  Information" of our Notes to Consolidated  Financial  Statements as noted in the Index appearing under Item 15 (a) (1).

BACKLOG AND SEASONALITY

We believe  that  sales  backlog is not a  meaningful  indication  of our future revenue as a substantial  portion of our revenue is derived from contracts,  for which our  equipment  or  software  is already  installed  and we are  currently recognizing  revenue.  Our  operations,  to date,  have  not been  significantly affected by seasonality.

EMPLOYEES

        As of February 28, 2003 we had 230 full-time employees,  including 75 in product development, 66 in operations and support, 52 in sales and marketing and
37 in general and administrative  functions. None of our employees is covered by a collective  bargaining  agreement.  We believe that our relationships with our employees  are good.  Throughout  our  operating  history,  we have  experienced excellent retention of our technical employees. We believe that this has enabled us to attract and develop  staff,  managers and project  leaders with  extensive technical and brokerage industry experience.

ITEM 2. PROPERTIES

        Our  headquarters,  executive  offices and production  facilities are in
Stamford,  Connecticut,  consisting  of  20,900  square  feet of  leased  space, expiring in 2005.  We  currently  maintain  three  offices on Wall Street in New
York, New York,  comprising 45,600 square feet, with 21,800 square feet expiring in 2005 and 23,800  square feet expiring in 2010, of which 8,000 square feet are sublet to an  affiliate.  We also have an office in  London,  England,  where we lease 5,500 square feet expiring in 2009, of which 1,250 square feet are sublet.
In addition, we maintain sales offices in Chicago and San Francisco,  consisting of 2,900 square feet expiring in 2005 and 4,200 square feet expiring in 2004, of which 2,500  square feet are sublet,  respectively.  We also  maintain  two data center  facilities in Carlstadt and North  Bergen,  New Jersey,  consisting of a total of 850 square feet with leases expiring in 2005.  Although we may consider consolidating  certain  offices in New York, we believe that the  facilities are adequate for our current needs.

 ITEM 3. LEGAL PROCEEDINGS

        During  the course of normal  business,  we become  involved  in various routine  legal  proceedings.  We  maintain  insurance  coverage  of types and in amounts, which we believe to be adequate. We believe that we are not presently a party to any  material  litigation  the  outcome of which  could  reasonably  be

                                   NYFIX, INC.

expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                   NYFIX, INC.

SUPPLEMENTAL ITEM:      EXECUTIVE OFFICERS AND MANAGEMENT

        Information concerning our executive officers and management as of March
14, 2003 is set forth below:

Name                        Age     Position
----                        ---     --------
Peter Kilbinger Hansen      42      President, Chief Executive Officer and
                                      Chairman of the Board
Robert C. Gasser            38      Chief Executive Officer, NYFIX Millennium
                                       and President, NYFIX Transaction Services
Mark R. Hahn                45      Chief Financial Officer and Secretary
Lars Kragh                  42      Chief Information Officer
Paolo Aloe                  39      Senior Vice President, Software Development,
                                       NYFIX USA
John J. Coulter             36      President and Chief Operating Officer,
                                       Javelin
Keith R. Jamaitis           32      Chief Operating Officer, NYFIX USA
Jon Steward                 43      President, NYFIX Overseas

PETER  KILBINGER  HANSEN,  our  founder,  has  served  as our  President,  Chief
Executive  Officer and Chairman of the Board of Directors  since June 1991.  Mr.
Hansen also  serves as a member of the  Compensation  Committee  of the Board of
Directors.  Prior  to our  founding,  Mr.  Hansen  served  from  1988 to 1991 as
Director of Banking Systems of Business Line A/S, a Danish  company.  Mr. Hansen holds a degree in Economics from Neil's Brock Business  School of Copenhagen and an associated degree in economics from the Copenhagen University of Language and
Economics.

ROBERT C. GASSER has served as Chief Executive  Officer,  NYFIX Millennium,  our
80%-owned  broker-dealer  subsidiary,  since  October  2001.  Mr. Gasser is also
President  of NYFIX  Transaction  Services,  since  its  formation  and the NASD approval in May 2002.  Prior to joining us,  from 1987 to 2001,  Mr.  Gasser was
Head of U.S. Equity Trading for JP Morgan, an investment bank. During his tenure at JP Morgan,  Mr. Gasser served on various industry  committees,  including the
NASDAQ  Quality of Markets  Committee  and the NYSE  Upstairs  Traders  Advisory
Committee.  In addition,  he directed the firm's  investment in NYFIX Millennium and Archipelago,  where he actively served on the Board of Managers.  Mr. Gasser
holds  a  Bachelor  of  Science  degree  in  Foreign   Service  from  Georgetown
University, School of Foreign Service.

MARK R.  HAHN  joined  us in  September  2002 as  Chief  Financial  Officer  and
Secretary.  Prior to that, from April 2002 through  September 2002, Mr. Hahn was
Vice President and Controller  for Modem Media,  Inc., an interactive  marketing and  technology  company.  He joined that firm in January 2002 as a  consultant.
From 1998 to 2001, Mr. Hahn was with Metromedia Fiber Network Services,  Inc., a technology infrastructure company, as Vice President Finance, Network Planning &
Analysis from  December 1999 through  November 2001 and before that as Corporate
Controller from April 1998. Prior to that, Mr. Hahn was with V Band Corporation, a technology  infrastructure company as Vice President,  Chief Financial Officer and Secretary from August 1995 to April 1998 and before that as Controller  from
November  1994.  Mr. Hahn began his career  with Price  Waterhouse  & Co.  (now,
PricewaterhouseCoopers LLP), as a certified public accountant.

LARS KRAGH has served as Chief  Information  Officer  since July 1999.  Prior to that, Mr. Kragh was our Executive Vice President of Research and Development and
held other  technology  positions since our inception in 1991.  Prior to joining us, Mr.  Kragh  developed  network  systems for the banking  industry  involving numerous system integrations with global market data providers. Mr. Kragh earned a Masters of Science degree in Electrical Engineering from the Danish University of Technology.

PAOLO ALOE has served as our Senior Vice President, Software Development,  NYFIX
USA, our wholly-owned subsidiary, since December 2001. From May 2000 to December
2001, Mr. Aloe was with NYFIX Millennium, our affiliate. Most recently,

                                   NYFIX, INC.

he was Vice President,  Software Development from August 2000. Prior to that, he was Senior  Systems  Architect.  From  February  1999 to May 2000,  Mr. Aloe was
Senior  Technical  Consultant at Solomon Smith Barney,  an investment bank. From
April 1997 to February 1999,  Mr. Aloe was IT Architect at IBM Global  Services,
Inc. From February 1995 to April 1997, Mr. Aloe was Project Engineer for us when we were known as Trinitech Systems,  Inc. Mr. Aloe holds a degree in Engineering of Electronics from the University of Pisa, Italy.

JOHN J. COULTER has served as President and Chief  Operating  Officer,  Javelin, our  wholly-owned  subsidiary,  since June 2001 and from  October 1999 as Senior
Vice President of Javelin's west coast operations.  From April 1998 to September
1999,  Mr.  Coulter was Global  Account  Manager for Reuters  America,  Inc., an
information and technology company. From May 1997 to April 1998, Mr. Coulter was
Vice  President  Sales for Vie Systems,  Inc., a middleware  provider.  Prior to that, Mr. Coulter was co-founder of TRIAD in 1995 as part of Ease  Technologies,
Inc, a systems integration  company. Mr. Coulter holds a Bachelor of Arts degree in Journalism from Fairfield University.

KEITH R.  JAMAITIS  has  served  as Chief  Operating  Officer,  NYFIX  USA,  our wholly-owned subsidiary, since January 2002. Prior to that, Mr. Jamaitis was our
Senior Vice  President of Operations,  Vice President of Product  Management and
other  positions  since 1997.  Prior to that,  Mr.  Jamaitis  was a product line manager  with  Executone  Information  Systems,  a  technology  company and held various  positions in hardware and software  systems  development  and technical management in the telecommunications industry. Mr. Jamaitis holds a Bachelors of
Science degree in Electrical Engineering from the University of Connecticut.

JON  STEWARD  has  served  as  President,   NYFIX  Overseas,   our  wholly-owned
subsidiary,  since June 1993.  Prior to that, he held various sales positions at
Cable & Wireless,  Telerate and ADP, all technology  companies.  Mr. Steward was educated in London and went to Middlesex  University  where he studied  business management.

                                   NYFIX, INC.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

        Our common  stock is traded on the NASDAQ  Stock Market under the symbol
NYFX.  The  following  table  sets  forth the high and low sales  prices for the common stock, for the periods presented, as reported by the NASDAQ stock market.

Prices of Common Stock                           High                 Low
                                            -----------            -----------

2002
First Quarter                               $     20.06            $      9.90
Second Quarter                              $     15.65            $      7.55
Third Quarter                               $      8.95            $      3.10
Fourth Quarter                              $      5.46            $      3.23

2001
First Quarter                               $     34.88            $     19.88
Second Quarter                              $     32.00            $     16.75
Third Quarter                               $     26.28            $     12.10
Fourth Quarter                              $     23.49            $     11.33

(B) HOLDERS

        At March 14, 2003 the records of our transfer agent indicated that there were 417 holders of record of our common stock.

(C) DIVIDENDS

        Stockholders  of our common  stock are entitled to dividends if and when declared by the Board of Directors out of funds legally  available.  We have not paid or  declared  any  dividends  on any class of our  capital  stock since our organization  and have no present  intention  of paying  cash  dividends  on our common stock. We intend to utilize any income we may achieve for the development of our business and for working capital purposes.

                                  NYFIX, INC.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The  following   table   provides   information   regarding  our  equity
compensation plans at December 31, 2002:

                                   Number of securities                           Number of securities
                                     to be issued upon        Weighted-average    remaining available for
                                        exercise of           exercise price of   future issuance under equity
     Plan Category                 outstanding options     outstanding options    compensation plans
-------------------------------    -------------------     --------------------   ----------------------------
Equity compensation plans
  approved by security holders           6,676,119               $10.64                   633,700

Equity compensation plans not
  approved by security holders (1)         348,680                 7.80                   119,650
                                   -------------------     --------------------   ----------------------------
Total                                    7,024,799               $10.50                   753,350
                                   ===================     ====================   ============================

(1)  As a result of our acquisition of Javelin on March 31, 2002, we assumed the outstanding  stock  options of Javelin  that were  granted  pursuant to the
     Javelin  1999 Stock  Option Plan (the  "Javelin  Plan").  The Javelin  Plan
     authorized grants of stock options of Javelin. At the acquisition date, the
     Javelin  options where  converted into our options at a conversion  rate of
     0.51 to one. The options  granted  under the Javelin Plan were fully vested at the time of our  acquisition of Javelin  pursuant to a change of control clause  within the Javelin  Plan.  A total of 511,167  shares of our common stock have been  reserved  for  issuance  upon  exercise  of such  options.
     Pursuant to the Javelin  Plan,  as amended,  we may grant stock options and
     stock   purchase   rights  to  our  employees,   officers,   directors  and
     consultants.  The maximum term of an incentive stock option grant under the
     Javelin Plan is limited to ten years. The exercise price of incentive stock options  granted  under the Javelin Plan must be at least equal to the fair market  value of our stock at the date of grant,  as  defined.  The Javelin
     Plan was  effective  on July 1,  1999 and  expires  on June  30,  2009.  At
     December 31, 2002,  stock options to purchase  348,680 shares of our common stock were outstanding under the Javelin Plan.

(E) RECENT SALES OF UNREGISTERED SECURITIES

        On October 2, 2002,  we  acquired  an 18%  interest  in  Renaissance  by issuing  100,000  shares of our common stock to each of the three  principals of
Renaissance: Edward Brandman, Daniel Ryan and Ken DeGiglio, with a fair value of
$1.1 million.  Pursuant to the purchase agreement,  Messrs.  Brandman,  Ryan and
DeGiglio  agreed to  contribute  an  aggregate  of 150,000 of such shares of our common  stock  to  Renaissance  for  distribution  to  the  other  employees  of
Renaissance. Renaissance was formed to commercialize the NASDAQ Platform.

        We have an option to  purchase  a minimum  of 20% to a maximum of 40% of the  total  outstanding  membership  units  of  Renaissance  at a  price  to  be determined  based upon a formula  between October 2004 and October 2006. We also loaned $1.5 million to Renaissance,  for which Renaissance  issued a convertible secured  promissory  note.  The note bears an interest  rate of 5.5%,  is due in
October  2007,  and is  convertible  into  6,400,000  units  (or  32%  of  total outstanding  membership  units,  subject to  dilution)  of  Renaissance,  at our option, anytime after October 2003.

        In connection with our investment in  Renaissance,  we acquired for $1.0 million, the intellectual property rights and source code to the Platform, which was developed over the last several years by a major bank and brokerage firm and

                                  NYFIX, INC.

contributed  such  intellectual  property  and source  code to  Renaissance.  In addition,  we advanced to  Renaissance  $1.0 million to fund  certain  operating costs and capital expenditures,  through December 31, 2002. In consideration for the  intellectual  property rights  contributed and the advanced  funding of the operating costs and capital expenditures,  we will share in 50% of Renaissance's revenue for, at minimum, 3 years.

        In connection with the issuance of shares of our common stock to Messrs.
Brandman,  Ryan and  DeGiglio,  we relied  on the  exemption  from  registration provided  by  Section  4(2) of the  Securities  Act of  1933.  Since  all of the
recipients  of our  shares  are  "accredited  investors"  as defined in Rule 501 promulgated  under the  Securities  Act, we believe that the  transaction  falls within the safe harbor provided by Regulation D, thereunder.

                                  NYFIX, INC.

ITEM 6. SELECTED FINANCIAL DATA

        The  following   table  presents  our  selected   financial   data.  The
information  set  forth  below  should  be  read  in  conjunction  with  Item 7,
"Management's  Discussion  and  Analysis of Financial  Condition  and Results of
Operations" and our consolidated financial statements and notes thereto included herein.

                                                 Year Ended December 31,
                                ------------------------------------------------------
                                   2002        2001       2000       1999       1998
                                -------     -------    --------   -------    ---------
Consolidated statement of
  operations data:
Revenue                         $ 55,812    $ 41,397   $ 23,980   $ 12,209   $  6,235
Gross profit                      29,102      27,237     15,078      5,271      3,265
Operating expense                 36,140      14,097      8,603      5,744      3,789
(Loss) income from operations     (7,038)     13,140      6,475      1,194     (2,226)
Net (loss) income                 (3,166)      8,136      5,677        960     (2,234)
Net (loss) income per
 common share:
    Basic                       $  (0.11)   $   0.30   $   0.23   $   0.04   $  (0.11)
    Diluted                     $  (0.11)   $   0.29   $   0.21   $   0.04   $  (0.11)

                                                     At December 31,
                                ------------------------------------------------------
                                   2002        2001       2000       1999       1998
                                --------    --------   --------   --------   --------
Consolidated balance sheet
   data:
Cash and cash equivalents       $ 11,213    $  4,968   $  4,867   $  1,566   $  3,948
Short-term investments            10,727      28,974       --          --         --
Working capital                   30,823      47,513      9,159      4,513      5,970
Property and equipment, net       18,186      14,366     11,472      5,873      2,854
Total assets                     160,817     108,572     57,558     38,828     12,998
Long-term debt, including          1,753       1,501      3,823      2,500      1,800
   current portion
Stockholders' equity             147,065      99,242     42,228     29,885      8,119

        Certain   reclassifications   have  been   made  in  the  prior   years'
consolidated financial statements to conform to the current year's presentation.
In connection  therewith,  we reclassified certain operating expenses during the years ended December 31, 2001, 2000, 1999 and 1998, to cost of revenue.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

OVERVIEW

        NYFIX,  Inc.,  a New  York  corporation  founded  in 1991,  through  our
subsidiaries   and   affiliates,    provides   electronic   trading   technology
infrastructure and execution services to the professional trading segment of the brokerage  industry.  Our products and services automate  institutional  trading workflows by streamlining data entry and seamlessly  integrate  electronic order and execution handling.  We offer a complete electronic desktop order management solution, stationary and wireless handheld exchange floor technology, and a high volume trade execution platform.  Our products deliver STP for front, middle and back office trade  information  handling.  We deliver our  products  mainly as a service bureau  offering and maintain an extensive data center with a network of electronic circuits that link industry  participants together and provide access to the domestic and international equities and derivatives markets.

         Headquartered in Stamford,  Connecticut,  we have additional offices in
New York City, London, Chicago and San Francisco.

        Our   electronic   trading   systems,    industry-wide   trade   routing
connectivity,  STP and execution  services and systems  supported by our desktop solutions,  stationary  and  wireless  exchange  floor  systems  and  electronic automation systems provide a complete  electronic  solution to enter, manage and route trade data and execute orders for brokerage firms and international  banks trading in equities, futures and options.

        We  operate  a  diverse   electronic  order  routing  and  communication
platform,  our NYFIX Network, based on the FIX protocol. The FIX protocol is the messaging standard underlying language,  which was developed to enable real-time electronic  trading  and  communications.  Our NYFIX  Network  is  connected  to redundant data centers enabling electronic  communications between our customers throughout the equities and  derivatives  markets as well as offering  long-term optical disk storage and compliance retrieval of customer transactions.  Through our NYFIX  Network,  we provide  the  technology  and  infrastructure  for trade
communication   and  global  order  routing   between   buy-side  and  sell-side
institutions,  numerous  exchange  floors,  as well as  other  electronic  trade execution  venues,  such as ECNs and ATSs.  We sell an  integrated  portfolio of modular desktop  trading  applications,  exchange floor  automation and exchange access  applications  for trading in domestic and  international  equities,  and derivatives,  including futures and options.  Many of our applications reside on our centralized  system in our data center and are accessible  through our NYFIX
Network. By seamlessly  integrating our proprietary  infrastructure and software applications,  we  provide  our  customers  with  a  complete  electronic  order management and execution solution.

        Through NYFIX Millennium,  our 80% owned  broker-dealer  subsidiary,  we have developed an ATS that functions  similarly to an ECN in that it matches buy and sell orders.  NYFIX  Millennium can match either buy and sell orders or pass them  through to the  exchange or execution  venue of the  trader's  choice,  in real-time,  which we believe is a unique feature and key differential from other
ATSs and ECNs that rely on captive order liquidity.  NYFIX  Millennium  augments traditional auction markets by combining the electronic  execution technology of an ECN with the liquidity of traditional primary markets.  Institutional traders benefit from the order  invisibility and anonymity provided by NYFIX Millennium, which  eliminates the negative price impact  associated  with  displaying  large blocks of shares.  NYFIX Millennium's ATS went into full production on September
5, 2001 and we continue to focus on expanding NYFIX  Millennium's  user base and execution volumes.

                                  NYFIX, INC.

ACQUISITIONS AND INVESTMENTS

NYFIX TRANSACTION SERVICES

        In December 2001, we acquired an inactive  broker-dealer for $34,000 and filed a  membership  application  with the NASD to  operate  as a  broker-dealer through  the  wholly  owned  subsidiary,  which  we  renamed  NYFIX  Transaction
Services. The application was approved by NASD in May 2002 and NYFIX Transaction
Services  started  generating  revenue  as of July 1,  2002.  NYFIX  Transaction
Services  provides  electronic  execution  services,  primarily  to domestic and international broker-dealers and specialized trading firms.

NYFIX MILLENNIUM

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.  The system  aims to provide  high  quality  execution  for clients through computerized matching technologies. NYFIX Millennium offers users access to multiple  liquidity points through a single terminal,  complete anonymity and
invisibility,   intelligent   order  routing  and  the   opportunity  for  price
improvement and liquidity  enhancement.  NYFIX Millennium  provides an efficient way for major  financial  institutions  and  traders  to obtain  the best  match available for their transactions in the listed equities marketplace.

        In September 1999,  NYFIX  Millennium was formed as a limited  liability company,  by us and seven  international  investment  banks and brokerage firms, consisting of Deutsche Bank, ABN Amro Securities (formerly ING Barings),  Lehman
Brothers,  Morgan Stanley Dean Witter Equity Investments Ltd.,  Alliance Capital
Management  (formerly Sanford C. Bernstein & Co.),  Societe Generale  Investment
Corporation  (formerly SG Cowen) and UBS Warburg (the "Initial Partners").  Each
of the Initial  Partners  invested $2.0 million in NYFIX  Millennium in exchange for  25,000  units of NYFIX  Millennium,  collectively  owning a 50%  membership interest in NYFIX  Millennium.  We invested $2.0 million and owned the remaining
50%. In addition,  we purchased an option to buy, from the Initial Partners,  an additional 30% membership interest in NYFIX Millennium (the "Option"), for which we paid each of the Initial  Partners  281,250  shares of our common stock.  The
Option allowed us to increase our membership  interest in NYFIX Millennium up to
80% of the total  membership  interest  through the exchange of one share of our common  stock for each unit of NYFIX  Millennium  purchased,  subject to certain adjustments.

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
25,000 units of NYFIX Millennium.  We maintained our 50% membership  interest in
NYFIX  Millennium  in exchange  for  reducing  certain of our rights to share in future dividend  distributions of NYFIX  Millennium.  We issued 94,000 shares of our common  stock to each New Partner in return for the same Option noted above, with LabMorgan  Corporation (as the successor to two partners) receiving 188,000 shares.

        At December  31,  2001,  our  investment  in NYFIX  Millennium  of $27.5 million  consisted  of $25.5  million of our shares of common  stock  (1,968,750 shares in 1999 of our  common  stock at $8.89 per  share and  376,000  shares in
March and April  2001 of our common  stock at $21.28 per share) and our  capital cash contribution of $2.0 million. We funded certain operating costs and capital expenditures on behalf of NYFIX  Millennium.  Such advances of $5.2 million were reflected as "Due from  unconsolidated  affiliates" on our consolidated  balance sheet at December  31,  2001.  In  addition,  we loaned to NYFIX  Millennium  an aggregate of $11.0  million,  plus accrued  interest,  of which $5.0 million was loaned in 2002.  The $6.0  million  loaned in 2001,  plus accrued  interest,  is
reflected  in  "notes   receivable  from   unconsolidated   affiliates"  on  our
consolidated balance sheet at December 31, 2001.

                                  NYFIX, INC.

        On January 23, 2002,  we notified the Initial  Partners and New Partners that we would exercise our Option,  effective  February 1, 2002. In exchange for the  increased  membership  interest  in NYFIX  Millennium,  we paid the Initial
Partners and New  Partners an  aggregate  of 296,250  shares of our common stock with a fair value of $4.5 million,  with each Initial Partner  receiving  33,750 shares of common stock and each New Partner  receiving  15,000  shares of common stock. As a result,  we increased our ownership of NYFIX  Millennium to 80%. The results  of  operations  of NYFIX  Millennium  have  been  included  in our 2002 consolidated  statement of operations  since the acquisition  date. All advances and loans,  including  accrued  interest,  have been eliminated in consolidation commencing on February 1, 2002.  The excess of the purchase  price over the fair value of the net assets  acquired  was $27.8  million  and has been  recorded as goodwill. Some of our key considerations for the acquisition of NYFIX Millennium included  NYFIX  Millennium's  growth  in  revenue,  the  attractiveness  of the synergies we anticipated with our  recently-acquired  NYFIX Transaction Services broker-dealer,  and our  ability  to  exercise  significant  control  over NYFIX
Millennium's operations.

        Pursuant to our NYFIX Millennium  Operating  Agreement,  as amended, the first $22.0 million in NYFIX  Millennium  operating  losses since  inception was allocated to the Initial Partners and New Partners,  which equaled the extent of their capital  contribution to NYFIX Millennium.  The minority interest in NYFIX
Millennium  disclosed in our accompanying  consolidated  statement of operations for the year ended December 31, 2002 reflects the allocation of NYFIX Millennium losses to the Initial  Partners and New Partners post  acquisition to the extent of their capital contribution, thereby reducing their minority interest to zero.
In addition, we recognized NYFIX Millennium operating losses of $6.0 million for the year ended  December  31,  2002,  which were $4.0  million  greater than our capital  contribution  of $2.0 million.  While we expect NYFIX  Millennium to be profitable in the future, there can be no assurances of such profitability. As a result, we have not allocated to the Initial Partners and New Partners their pro rata share of NYFIX  Millennium  losses in excess of our  capital  contribution, aggregating  $1.0  million,  at  December  31,  2002,  since  we  cannot  assure recoverability  of the asset that such an allocation would create.  At such time when NYFIX  Millennium  achieves  profitability,  24% of its profits,  net of us recovering our over-allocated  losses, will be allocated to the Initial Partners and New Partners.

JAVELIN

        On March 31, 2002, we acquired 100% of the outstanding  capital stock of
Javelin.  We financed the transaction with a combination of (i) $10.0 million in net cash; (ii) 2,784,896 shares of our common stock having a fair value of $41.2 million;  and (iii)  493,699  shares of our common  stock having a fair value of
$3.5 million  reserved  for  issuance  upon  exercise of Javelin  stock  options assumed  by us.  The  excess of the  purchase  price over the fair value of net assets acquired was $42.3 million and has been recorded as goodwill.  Javelin is a  provider  of  electronic  trade  communication  technology  and FIX  protocol technology.  The FIX protocol is the  messaging  standard  underlying  language, which was developed to enable real-time  electronic trading and  communications.
In utilizing the FIX protocol technology, companies can eliminate the high costs and  associated  risks of  developing  their own  proprietary  network links and implementing a non-standard  protocol.  Javelin has over 1,000  installations at more than 350 major buy and sell-side institutions,  securities clearing houses, hedge fund managers, exchanges and ECNs worldwide,  including over 50 clients in
Europe and 20 in Asia.  Some of our key  considerations  for the  acquisition of
Javelin included:  increased  connectivity to the buy-side institutional market, consolidated  product  offering,  cross-selling of core products and transaction services,  and a single point of  electronic  exchange  access  across all major domestic and international equity and derivatives exchanges.

EUROLINK

                                  NYFIX, INC.

        On March 6, 2002, we acquired a convertible  preferred stock interest in
EuroLink with its operations  based in Madrid,  Spain, for $4.0 million in cash.
EuroLink offers the European securities industry direct electronic access to the
U.S. equity markets from Europe. EuroLink offers our equity terminals and market access  services to the European  marketplace,  primarily on a  transaction  fee basis.  The preferred stock will  automatically  convert into a 40% common stock interest  upon the  earlier  of two years  from the date of the  agreement  or a change of control, as defined,  of EuroLink.  We also have an option to purchase up to an  additional  40% common stock  interest in EuroLink from certain of its stockholders  at a price to be  determined  based upon a formula  of  EuroLink's earnings, as defined.

RENAISSANCE

        On October 2, 2002,  we  acquired  an 18%  interest  in  Renaissance,  a limited  liability  company.  Renaissance was formed to commercialize the NASDAQ
Platform.  We acquired our  interest in return for 300,000  shares of our common stock with a fair value of $1.1  million.  We have also loaned  $1.5  million to
Renaissance, for which Renaissance issued a convertible secured promissory note.
The Note bears an interest rate of 5.5%,  is due in October 2007 or earlier,  as set forth therein, and is convertible into additional equity in Renaissance,  at our option, at certain times over the next five years. We also have an option to purchase up to a controlling interest in Renaissance at a price to be determined based  upon a  formula,  as  defined.  In  connection  with our  investment,  we acquired,  for $1.0 million, the intellectual property rights and source code to the Platform,  which was  developed  over the last several years by a major bank and brokerage firm and contributed such intellectual  property rights and source code to Renaissance.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        Management's  Discussion and Analysis of Financial Condition and Results
of Operations discusses our consolidated  financial statements,  which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States of America.  These  principles  require us to make  estimates and assumptions  which could  materially  affect the reported  amounts of assets and liabilities and the disclosure of contingent  assets and liabilities at the date of the  financial  statements  and the  reported  amounts of revenue and expense during the reporting period. On an on-going basis, we evaluate our estimates and
assumptions,   including   those  related  to  accounts   receivable   reserves,
investments,   goodwill,   long-lived  assets,   revenue  recognition,   product
enhancement  costs,  income taxes and  contingencies.  We base our estimates and assumptions  on  historical  experience  and on various  other  factors that are believed to be reasonable under the circumstances, the results of which form the basis for making assumptions about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following accounting policies, among others, are critical to the understanding of our results of operations due to the assumptions we must make in their  application.  Senior management has discussed the development and
selection  of  these  accounting  policies,  and  estimates,   and  the  related
disclosures  with  the  Audit  Committee  of  the  Board  of  Directors  ("Audit
Committee"). See Note 1 in the Notes to the Consolidated Financial Statements in
Item 15 of this  Annual  Report  on Form  10-K  for our  significant  accounting policies.

REVENUE RECOGNITION

        Our revenue is comprised of  subscription,  sale,  service  contract and transaction components.

        Subscription   revenue  contracts  are  generally  for  leasing  of  our
equipment  and use of our NYFIX  Network,  with an initial  term of one to three years  with  automatic  renewal  periods  unless  we  receive  prior  notice  of

                                  NYFIX, INC.

cancellation.  Under  the terms of the  subscription  contracts,  customers  are typically  invoiced  a flat  periodic  charge  after  initial  installation  and acceptance.  Revenue  related to these  contracts is recognized over the initial term of the  contract  on a  straight-line  basis.  We also  include  within our subscription revenue,  telecommunication and other charges,  which we provide to the customer at cost plus a normal  profit.  Such revenue is  recognized  as the services are provided. As we have no history of significant cancellations, we do not record a reserve for cancellations.

        Sale  revenue,  which is  comprised  of software  and capital  equipment sales,  is  recognized  when the  software and  equipment  have been shipped and accepted  by the  customer  and when other  contractual  obligations,  including installation if applicable,  have been satisfied and collection of the resulting receivable is reasonably  assured.  As we have no history of  significant  sales returns, we do not record a reserve for sales returns and allowances.

        Service contract  revenue,  which is comprised of maintenance  contracts for  subscription  equipment and software and capital  equipment,  is recognized over the  contract  period  on a  straight-line  basis.  Service  contracts  for subscription equipment are generally co-terminus with the subscription contract.
Service  contracts  for  software and capital  equipment  are  generally  for an initial  term of one to three years with  automatic  renewal  periods  unless we receive prior notice of cancellation.

        Transaction  revenue  contracts  provide for  transaction  or  execution services,  which are  comprised of a usage or  transaction-based  fee for trades executed  through our  broker-dealer  operations.  Revenue on these contracts is generally  invoiced  in  arrears  and  recognized  in the  period in which it is earned.  We  periodically  enter  into  contracts,  which  include  subscription
equipment   and   telecommunication   charges  to  be   invoiced  at  a  minimum
transaction-based  fee.  We account  for these  contracts  as both  subscription revenue,  for its minimal fee, and transaction revenue, for the amount earned in excess of its minimal fee. We value the minimal fee as the fair value of similar subscription equipment leased and telecommunication  charges provided to similar customers.

        Certain   subscription  and  service  contract  agreements  provide  for invoicing  in advance  of the  service  being  performed,  generally  quarterly.
Revenue on contracts  invoiced in advance is deferred and  recognized as revenue over the period earned and is included in "deferred revenue" in our accompanying consolidated  balance sheets.  Shipping,  handling and installation  charges, if any,  are  generally  invoiced to a customer  and are  included in revenue  upon completion of the installation.

        We  periodically   enter  into   arrangements   that  include   multiple
deliverables,  which  typically  consist  of the sale of  software  and  capital equipment with additional services,  such as installation,  training and service among others. Services provided subsequent to initial delivery and installations are typically invoiced separately. We account for each element of an arrangement
with  multiple  deliverables  separately.   The  arrangement   consideration  is
allocated to each element  based on the  relative  fair values of each  element.
Vendor  specific  objective  evidence  for fair value of services  is  primarily determined by reference to renewal pricing.

ACCOUNTS RECEIVABLE

        Accounts  receivable  are stated at net  realizable  value by  recording allowances  for  those  accounts  receivable  amounts  that  we  believe  to  be uncollectible.  The estimate of our allowance for doubtful  accounts is based on collection  experience,  which  includes  analyzing  prior  accounts  receivable written-off  and reviewing the aging of the accounts  receivable.  Our allowance for doubtful  accounts  includes amounts for specific accounts that are believed to be  uncollectible,  as well as amounts  that have been  computed  by applying certain  percentages  based on  historical  loss  trends,  to  certain  accounts receivable  aging  categories,  net of  accounts  receivable  for which  revenue recognition has been deferred.

                                  NYFIX, INC.

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost less accumulated  depreciation.
Included in equipment are certain costs related to the  development of our NYFIX
Network to support our subscription and service based businesses.

BUSINESS COMBINATIONS AND GOODWILL

        Business  combinations  are accounted  for under the purchase  method of accounting and include the results of operations of the acquired businesses from the dates of their respective acquisition.  Net assets of acquired companies are recorded  at  their  fair  value  to us at the  date  of  acquisition.  Goodwill represents acquisition costs in excess of the fair value of net assets acquired.
We adopted  Statement  of  Financial  Accounting  Standards  ("SFAS")  No.  142,
GOODWILL AND OTHER INTANGIBLE  ASSETS effective  January 1, 2002, which requires that goodwill and certain other  intangible  assets having  indefinite  lives no longer be amortized to income, but instead be tested for impairment  annually as well as on an interim basis if events or changes in circumstances  indicate that goodwill might be impaired.  Effective  October 1, 2002, we performed the annual test for impairment using the discounted cash flow valuation  method.  There was no impairment to the value of our recorded goodwill.

CAPITALIZED PRODUCT ENHANCEMENT COSTS

        We capitalize certain costs of internally  developed software as product enhancement costs.  Internally  capitalized costs consist of payroll and payroll related costs,  purchased  materials and services and software to be used within our products.  We defer those costs that significantly enhance the marketability or  significantly  extend  the  life of our  products.  We are  required  to use professional  judgment in determining whether product enhancement costs meet the criteria for immediate  expense or  capitalization,  in accordance with SFAS No.
86,  ACCOUNTING  FOR THE  COSTS OF  COMPUTER  SOFTWARE  TO BE SOLD,  LEASED,  OR
OTHERWISE   MARKETED.   Product   enhancement  costs  are  amortized  using  the
straight-line method over three years.

LONG-LIVED ASSETS

        We review the carrying value of long-lived  assets,  including  property and equipment,  intangible  assets,  investments and other long-term amounts due from  unconsolidated  affiliates,  and capitalized product enhancement costs for impairment  whenever events or  circumstances  indicate that the carrying amount may not be fully  recoverable.  If such an event or  circumstances  occurs,  the related  estimated  fair value of the assets  would be compared to the  carrying amount,  and if needed, we would record an impairment to the extent by which the carrying amount exceeds the fair value of the asset.  There was no impairment of long-lived assets recorded for the years ended December 31, 2002, 2001 and 2000.

INCOME TAXES

        Income taxes are  accounted  for under the asset and  liability  method.
Under this method,  deferred tax assets and liabilities are recognized  based on the  estimated  future tax  consequences  of  differences  between the financial statement  carrying  amounts of assets and liabilities and their  respective tax bases.  Deferred tax assets and liabilities are measured using presently enacted tax rates in effect for the periods the temporary differences are expected to be settled. A valuation allowance is established, as needed, to reduce net deferred

                                  NYFIX, INC.

tax assets to realizable  value. A valuation  allowance has not been established for our deferred tax assets,  as we believe it is more likely than not that they will be realized.

CONTINGENCIES

        Contingencies  are recorded as  liabilities  when it is probable  that a liability has been incurred and the amount of the loss is reasonably  estimable.
Disclosure is required when there is a reasonable  possibility that the ultimate loss will exceed the recorded provision.  We use outside counsel to assist us in
various  matters  including   securities  and  SEC  regulations,   acquisitions,
trademark, patent and personnel matters. We rely on the professional judgment of
outside   counsel  as  well  as  our  own  assessment  in  determining   whether
contingencies should be recorded.

OVERVIEW OF FINANCIAL RESULTS

        The following table shows our revenue, gross profit and gross profit, as a percentage of revenue, by reportable segment for the periods indicated:

                                                          Year Ended December 31,
                                                 -----------------------------------------
                                                    2002            2001            2000
                                                 --------         --------        --------
Revenue:                                                   (in thousands)
  Technology Services                            $ 48,853         $ 41,397        $ 23,980
  Transaction Services                              7,109               --              --
  Eliminations                                       (150)              --              --
                                                 --------         --------        --------
    Total revenue                                $ 55,812         $ 41,397        $ 23,980
                                                 ========         ========        ========

Gross profit:
  Technology Services                            $ 28,608         $ 27,237        $ 15,078
  Transaction Services                                494               --              --
                                                 --------         --------        --------
    Total gross profit                           $ 29,102         $ 27,237        $ 15,078
                                                 ========         ========        ========

Gross profit, as a percentage of revenue:
  Technology Services                                59%             66%            63%
  Transaction Services                                7%               --              --
                                                 --------         --------        --------
    Total                                            52%             66%            63%
                                                 ========         ========        ========

The  following  table  shows our  revenue,  cost of  revenue,  gross  profit and operating expense expressed as percentages of revenue for the periods indicated:

                                  NYFIX, INC.

                                                    Year Ended December 31,
                                             ----------------------------------
                                               2002         2001           2000
                                             ------        ------        ------

Revenue:
  Subscription                                56.8%         70.0%         66.5%
  Sale                                        15.3%         19.6%         21.2%
  Service contract                            15.2%         10.4%         12.3%
  Transaction                                 12.7%           --            --
                                             ------        ------        ------
     Total revenue                           100.0%        100.0%        100.0%
                                             ------        ------        ------

Cost of Revenue:
  Subscription                                50.8%         41.5%         47.4%
  Sale                                        24.3%         11.0%         13.2%
  Service contract                            22.6%         28.7%         23.0%
  Transaction                                 93.1%           --            --
     Total cost of revenue                    47.9%         34.2%         37.1%

Gross Profit:
  Subscription                                49.2%         58.5%         52.6%
  Sale                                        75.7%         89.0%         86.8%
  Service contract                            77.4%         71.3%         77.0%
  Transaction                                  6.9%           --            --
     Total gross profit                       52.1%         65.8%         62.9%

Operating Expense:
  Selling, general and administrative         53.5%         29.6%         31.6%
  Research and development                     2.5%          1.1%          1.9%
  Depreciation and amortization                8.7%          3.4%          2.4%
                                             ------        ------        ------
     Total operating expense                  64.7%         34.1%         35.9%
                                             ------        ------        ------

        Our revenue is comprised of  subscription,  sale,  service  contract and transaction  components.  Subscription  fees  currently  represent a majority of total  revenue.  Subscription  revenue  contracts are primarily  with  brokerage firms,  international  banks and global exchanges  trading in equities,  and are generally  for an initial  period of one to three years with  automatic  renewal periods, unless we receive prior notice of cancellation. Subscription revenue is recognized  on  a  straight-line  basis  over  the  lives  of  the  subscription agreements  and  begins  once  installation  is  complete  and  accepted  by the customer.  Sale  revenue,  which is comprised of software and capital  equipment sales, is generated primarily by sales to customers in the futures,  options and currencies  trading  market,  and is recognized upon shipment of the product and acceptance by the customer. Service contract revenue is comprised of maintenance contracts for software and capital  equipment sales and  subscription  equipment and is recognized  over the contract period on a  straight-line  basis.  Service contract revenue is typically  charged to customers as a fixed percentage of the original sale contract.  Transaction  revenue consists of per-share fees charged to customers who route orders through our order matching  system,  and per-share fees charged to customers,  primarily domestic and international  broker-dealers and  specialized  trading  firms,  to provide  execution and smart order routing solutions.

        Cost of revenue  principally  consists of costs associated with our data
centers  where  we  maintain   equipment  and   infrastructure  to  support  our

                                  NYFIX, INC.

operations,  amortization of capitalized product enhancement costs, depreciation of subscription equipment and execution, clearing fees and market data feeds.

        Selling, general and administrative expense accounts for the majority of our  operating  expense and consists of salaries and  benefits,  rent and office expense,  provision for doubtful accounts and marketing expense. During the past several years,  we have expanded our efforts to support an increasing  number of services and to increase the number of exchanges,  sell-side  firms and buy-side institutions connecting to our NYFIX Network.

        Research and development  expense relates to developing new products and technologies to meet the current and future needs of our customers.  These costs consist  primarily of salaries and related costs for  technical and  programming personnel.

        Depreciation  and  amortization  expense  consists of  depreciation  and amortization of corporate equipment and software, and amortization of intangible assets.

        Certain   reclassifications   have  been   made  in  the  prior   years'
consolidated financial statements to conform to the current year's presentation.
In connection  therewith,  we reclassified  certain operating expense to cost of revenue, during the years ended December 31, 2001 and 2000.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.  Historical results are not necessarily indicative of the operating results for any future period.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE

        Total  revenue  increased  $14.4  million,  or 35%, to $55.8 million for
2002, from $41.4 million for 2001,  primarily due to revenue attributable to our recently  acquired Javelin  business,  transaction  revenue  attributable to our recently acquired  broker-dealer  subsidiaries,  and increased  subscription and service contract  revenue from increased demand from our existing  customers and the  addition of new  customers.  These  amounts were  slightly  offset by lower revenue attributable to capital sales of software and hardware.

        Subscription  revenue  increased $2.7 million,  or 10%, to $31.7 million for 2002,  from $29.0 million for 2001,  primarily due to  subscription  revenue attributable to our recently acquired Javelin and NYFIX Millennium businesses of
$1.8 million,  increased demand from our existing customers and the net addition
of  new  customers,   of  $0.9  million.  As  a  percentage  of  total  revenue, subscription  revenue  decreased to 56.8% in 2002 from 70.0% in 2001,  primarily due to the addition of  transaction  revenue in 2002 and the increase of service contract  revenue of $3.6 million for our recently  acquired  Javelin  products.
Without transaction revenue, subscription revenue would have been 65.1% of total revenue.

        Sale revenue  increased  $0.4 million,  or 5%, to $8.5 million for 2002, from $8.1  million for 2001.  Sale  revenue  increased  $2.8  million due to our recently  acquired Javelin  business.  This amount was  significantly  offset by lower sale revenue for our core products of $2.4 million, principally due to our continued  effort to convert  customers to our  subscription-based  model.  As a percentage  of total  revenue,  sales revenue  decreased to 15.3% in 2002,  from
19.6% in 2001,  partially  due to the  effect  of the  addition  of  transaction revenue and the general  slower  growth of sale revenue  compared with our other revenue components during 2002.

        Service contract revenue increased $4.2 million, or 96%, to $8.5 million for 2002,  from $4.3 million in 2001.  The increase is primarily  due to service contract revenue of our recently acquired Javelin business of $3.6 million,  and an  increase in  subscription  contract  revenue  for our core  products of $0.6 million. As a percentage of total revenue, service contract revenue was 15.2% in

                                  NYFIX, INC.

2002, as compared to 10.4% in 2001, primarily due to the aforementioned  service contract revenue for our recently acquired Javelin  business,  offset in part by the effect of the addition of transaction revenue during 2002.

        Transaction  revenue  amounted to $7.1 million for 2002, and represented
12.7% of total revenue for the year. Transaction revenue was attributable to our broker-dealer  businesses,  including NYFIX Transaction Services,  which started generating  revenue on July 1, 2002,  and NYFIX  Millennium,  whose results have been included in our consolidated  financial statements since our acquisition of
NYFIX Millennium on February 1, 2002.

COST OF REVENUE

        Total cost of revenue increased $12.6 million,  or 89%, to $26.7 million for 2002,  from $14.1 million in 2001,  due  primarily to increased  data center costs of $3.8  million,  clearing,  execution  and other  costs  related  to our recently acquired NYFIX Millennium and NYFIX Transaction Services businesses, of
$2.5 million,  increased  costs  attributable  to support our recently  acquired
Javelin  business of $2.5 million,  increased  telecommunication  charges due to more desktop  connections and increased  capacity in our data centers to support our core business, of $1.7 million,  increased depreciation expense attributable to  investment  in data center  equipment  to support our  subscription  revenue components,  of $1.3  million,  and  increased  amortization  expense of product enhancement costs due to continued efforts to maintain  competitive  products of
$0.6 million.

        Subscription  cost of revenue  increased $4.1 million,  or 34%, to $16.1 million for 2002,  from $12.0 million for 2001,  primarily due to increased data
center  costs,   including   telecommunication   charges  due  to  more  desktop
connections  and  increased  capacity  in our  data  centers,  of $2.5  million, increased costs  attributable to our recently  acquired Javelin business of $0.7 million,  increased  depreciation  and  amortization  expense  of $0.7  million, attributable  to increased  subscription  equipment at our customers,  increased investment in our data center equipment to support our subscription revenue, and product  enhancement  costs due to  continued  efforts to  maintain  competitive products. As a percentage of subscription revenue,  subscription cost of revenue increased to 50.8% in 2002 from 41.5% in 2001, primarily due to increases in the aforementioned  costs  related  to  investments  in our data  centers,  which we believe will support future revenue growth.

        Sale cost of revenue increased $1.2 million, or 132% to $2.1 million for
2002,  from $0.9  million  for 2001.  The  increase  in sale cost of  revenue is primarily  due to increased  labor costs to deliver and install our hardware and software  of  $0.9  million,  attributable  to  our  recently  acquired  Javelin business, and increased  amortization expense, of $0.3 million,  attributable to capitalized software included in our products.  As a percentage of sale revenue, sale cost of revenue  increased to 24.3% in 2002, from 11.0% in 2001,  primarily due to the aforementioned cost increases.

        Service contract cost of revenue increased $0.7 million,  or 55% to $1.9 million for 2002,  from $1.2 million in 2001. The increase is principally due to service  contract labor costs of our recently  acquired Javelin business of $0.7 million.  As a percentage of service contract revenue,  service contract cost of revenue decreased to 22.6% in 2002, as compared to 28.7% in 2001.

        Transaction  cost of revenue was $6.6 million for 2002, and  represented
93.1% of transaction  revenue.  Transaction  cost of revenue was attributable to our previously mentioned broker-dealer  businesses,  including NYFIX Transaction
Services,   which  started  generating  revenue  on  July  1,  2002,  and  NYFIX
Millennium,  which  results  have been  included in our  consolidated  financial statements  since our  acquisition  of NYFIX  Millennium  on  February  1, 2002.
Transaction  cost of revenue  primarily  included  data center  cost,  including labor,  maintenance,  lease,  communication  and  data  feed  expenses,  of $3.3 million,  clearing and execution  related fees of $1.9 million and  depreciation and amortization expense of $1.0 million.

                                  NYFIX, INC.

GROSS PROFIT

        Gross  profit  decreased  to 52.1% for 2002,  from  65.8% for 2001.  The decrease in gross profit is primarily  attributable to the impact of lower gross profit for our recently acquired Javelin business, the impact of increased labor costs to deliver and install our hardware and software,  increased  depreciation and  amortization  expense  of our  product  enhancement  costs and data  center infrastructure  investments to support our subscription and transaction  revenue components.

        Subscription  gross profit  decreased to 49.2% for 2002,  from 58.5% for
2001. The decrease in subscription gross profit is primarily attributable to the impact of lower gross  profit for our  recently  acquired  Javelin  business and depreciation and amortization  expense related to our product  enhancement costs and capital and  telecommunication  infrastructure  investments made in our data center.

        Sale gross profit  decreased to 75.7% for 2002, from 89.0% for 2001. The decrease in sale gross profit is primarily  attributable  to the impact of lower
gross  profit  for  our  recently   acquired   Javelin  business  and  increased
depreciation  expense  attributable to software capitalized which is included in our products delivered to our customers.

        Service  contract gross profit  increased to 77.4% for 2002,  from 71.3%
for  2001.   The  increase  in  service   contract  gross  profit  is  primarily
attributable  to the impact of higher  gross  profit for our  recently  acquired
Javelin business.

        Transaction gross profit was 6.9% for 2002. Transaction gross profit was adversely  affected by the impact of certain fixed costs  incurred  prior to the start of our NYFIX  Transaction  Services  business,  which  started  generating revenue on July 1, 2002, and NYFIX Millennium,  which results have been included in  our  consolidated  financial  statements  since  our  acquisition  of  NYFIX
Millennium  on February 1, 2002.  Gross  profit was also  adversely  affected by higher data center costs to handle increased system demands.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative expense increased $17.7 million, or
144% to $29.9 million for 2002,  from $12.2  million for 2001.  The increase was primarily  due to the  selling,  general  and  administrative  expense  for  our recently acquired NYFIX Millennium and Javelin  businesses and start-up expenses related to NYFIX Transaction  Services of $13.2 million,  and increased costs of corporate departments to support a larger organization,  of $4.5 million,  which reflects  increased  salaries,  commissions  and  related  benefit  costs,  rent expense,  and various office expenses due to an increase in personnel to support our growth and acquisitions.  As a percentage of total revenue,  selling general and  administrative  expense  increased to 53.5% in 2002 from 29.6% in 2001. The increase as a percentage of total revenue was attributable to increased  expense to support our growth and acquisitions.

RESEARCH AND DEVELOPMENT

        Research  and  development  expense  increased to $1.4 million for 2002, from $0.5 million for 2001,  primarily as a result of our continuing  efforts to develop new products and services.  As a percentage of total  revenue,  research and development expense was 2.5% for 2002 as compared to 1.1% for 2001.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization  expense increased $3.5 million,  or 246%, to $4.9  million  for  2002,  from $1.4  million  for 2001.  This  increase  was primarily  attributable to the  depreciation  and  amortization  expense for our recently acquired NYFIX Millennium and Javelin businesses,  of $0.8 million, the continued  investment  in  our  infrastructure,  and to  administrative  support

                                  NYFIX, INC.

equipment and leasehold improvements to support our growth, of $1.1 million, and amortization  expense  related to our acquired  intangible  assets in connection with our recently  acquired  NYFIX  Millennium and Javelin  businesses,  of $1.6 million. As a percentage of total revenue, depreciation and amortization expense was 8.7% for 2002 as compared to 3.4% for 2001.  The increase in  percentage  of revenue was primarily attributable to the impact of the aforementioned costs.

INTEREST EXPENSE

        Interest expense  decreased  $81,000,  or 24% to $262,000 for 2002, from
$343,000  for 2001,  principally  as a result of decreased  interest  expense on loans due to the payoff of our line of credit  during July 2001 of $118,000  and lower interest paid on capital lease obligations of $33,000. Slightly offsetting these amounts was interest  incurred in connection with late payments of certain obligations, of $70,000.

INVESTMENT INCOME

        Investment income decreased slightly to $0.7 million for 2002, from $0.8 million for 2001, principally due to the combination of lower average investment
balances   coupled  with  lower  yields  on  cash   equivalents  and  short-term
investments in 2002 as compared to 2001.

OTHER EXPENSE

        Other expense increased  $607,000 to $621,000 for 2002, from $14,000 for
2001,  principally  as a result of  losses  recognized  from our  unconsolidated affiliates of $474,000 for EuroLink and of $138,000 for Renaissance in 2002.

INCOME TAX

        We recorded an income tax benefit of $3.8 million for 2002,  compared to a provision  for income taxes of $5.4  million for 2001.  The income tax benefit was  attributable  to our  pretax  loss in 2002 and  certain  Federal  and state research and  development tax credits,  of $0.9 million,  available for research and development expenses incurred during 1999 to 2002. Our effective tax benefit rate of 52% in the  current  year  exceeds the Federal  statutory  benefit  rate primarily due to the effects of the aforementioned  research and development tax credits and state income taxes.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUE

        Total  revenue  increased  $17.4  million,  or 73%, to $41.4 million for
2001,  from $24.0  million for 2000,  primarily  due to  increased  demand among existing  subscription  customers,  the addition of new  customers,  new product offerings  sold to existing and new customers  and increased  demand for capital sales of our derivatives products, offset slightly by lower hardware sales.

        Subscription  revenue increased $13.0 million,  or 81%, to $29.0 million for 2001, from $16.0 million for 2000,  primarily due to increased  demand among existing subscription  customers,  the addition of new customers and new product offerings.  As a percentage of total revenue,  subscription revenue increased to
70.0% in 2001  from  66.5% in  2000,  due to our  continued  effort  to  convert customers to a subscription-based revenue model.

        Sale revenue  increased  $3.0 million,  or 60% to $8.1 million for 2001, from $5.1 million for 2000.  The increase in sale  revenue was  attributable  to increased  customer demand for our OBMS product of $3.6 million,  offset in part by a decrease  in  hardware  sales of $0.6  million.  As a  percentage  of total revenue, sales revenue decreased to 19.6% in 2001, from 21.2% in 2000, primarily

                                  NYFIX, INC.

due to our efforts to convert customers to a  subscription-based  model and less reliance on capital sales.

        Service contract revenue increased $1.4 million, or 47%, to $4.3 million for  2001,  from  $2.9  million  in  2000,  due  primarily  to  an  increase  in subscription  revenue for our core  products.  As a percentage of total revenue, service  contract  revenue was 10.4% in 2001, as compared to 12.3% in 2000. This decrease was primarily due to subscription  revenue increasing more than service contract  revenue.  Telecommunication  fees  revenue,  which is a  component  of subscription  revenue  but not  subject to  service  contracts,  increased  $2.0 million.

COST OF REVENUE

        Total cost of revenue  increased $5.3 million,  or 59%, to $14.2 million for 2001,  from $8.9 million in 2000,  due  primarily  to increased  data center costs, including telecommunication,  maintenance and rental expenses due to more desktop connections and increased capacity in our data centers, of $2.3 million, increased  depreciation expense attributable to increased subscription equipment leased to our customers and increased investment in our data center equipment to support our subscription  revenue components,  of $1.3 million,  increased labor costs of $1.1 million, to support our subscription and service contract revenue, and increased amortization expense of product enhancement costs of $0.6 million, due to continued efforts to maintain competitive products.

        Subscription  cost of revenue  increased $4.4 million,  or 59%, to $12.0 million for 2001,  from $7.6 million for 2000,  primarily due to increased  data center costs, including  telecommunication,  maintenance and rental expenses due to more desktop  connections and increased capacity in our data centers, of $1.8 million,  increased  depreciation expense attributable to increased subscription equipment at our customers and increased investment in our data center equipment to support our subscription revenue, of $1.3 million,  increased labor costs, of
$0.9 million to support our  subscription  revenue,  and increased  amortization expense of  product  enhancement  costs due to  continued  efforts  to  maintain competitive  products, of $0.3 million. As a percentage of subscription revenue, subscription  cost of  revenue  decreased  to 41.5% in 2001 from  47.4% in 2000, primarily due to greater  increases in  subscription  revenue than  subscription cost of revenue.

        Sale cost of revenue increased $0.2 million,  or 33% to $0.9 million for
2001,  from $0.7  million  for 2000.  The  increase  in sale cost of  revenue is primarily due to increased  amortization  expense for product enhancement costs.
As a  percentage  of sale  revenue,  sale cost of revenue  decreased to 11.0% in
2001,  from 13.2% in 2000,  primarily  due to greater  increases in sale revenue than sale cost of revenue.

        Service contract cost of revenue increased $0.5 million,  or 84% to $1.2 million for 2001,  from $0.7 million for 2000.  The increase is primarily due to increased  labor  costs to support our  customers.  As a  percentage  of service contract  revenue,  service contract cost of revenue increased to 28.7% in 2001, as compared to 23.0% in 2000.

GROSS PROFIT

        Gross  profit  increased  to 65.8% for 2001,  from  62.9% for 2000.  The increase in gross profit is primarily  attributable to more profitable  software installations  as  compared  to  equipment  installations,  offset  in  part  by increased  communication  charges  relating to  increased  desktop  connections, higher  labor  costs due to  increased  data center  costs and service  contract revenue, increased depreciation expense for subscription-based  equipment due to additional  units being  placed into  service  and higher  amortization  expense related to product enhancement costs.

        Subscription  gross profit  increased to 58.5% for 2001,  from 52.6% for
2000.  The increase in  subscription  gross profit is  attributable  to software being a larger component of the installation as opposed to equipment,  which had

                                  NYFIX, INC.

a  higher  gross  profit,  offset  in part by  increased  communication  charges relating to increased desktop  connections,  higher labor costs due to increased
subscription    contract   revenue,    increased    depreciation   expense   for
subscription-based  equipment due to additional  units being placed into service and  increased  purchases  and  leases  of  data  center  equipment  and  higher amortization expense related to product enhancement costs.

        Sale gross profit  increased  slightly to 89.0% for 2001, from 86.8% for
2000. The increase in sale gross profit is primarily attributable to the sale of more profitable software, primarily our OBMS product.

        Service  contract gross profit  decreased to 71.3% for 2001,  from 77.0%
for  2000.   The  decrease  in  service   contract  gross  profit  is  primarily
attributable to higher costs of labor to service our products.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative  expense increased $4.6 million, or
61% to $12.2  million for 2001,  from $7.6  million for 2000.  The  increase was primarily due to increased  salaries and commissions,  related  personnel costs, rent expense and various office  expenses to support an increase in employees of
24% in 2001 from 2000 to support our growth.  As a percentage of total  revenue, selling general and administrative expense decreased to 29.6% in 2001 from 31.6%
in 2000.  The decrease as a percentage  of total revenue was  attributable  to a greater increase in revenue as compared to the increased  expense to support our growth and acquisitions.

RESEARCH AND DEVELOPMENT

        Research and  development  expense of $0.5 million for 2001 was constant with the $0.5 million for 2000. As a percentage of total  revenue,  research and development  expense  was 1.1% for 2001 as  compared to 1.9% for 2000 as revenue increased for 2001 while research and development expense remained constant.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization  expense increased $0.8 million,  or 149%, to $1.4  million  for  2001,  from $0.6  million  for 2000.  This  increase  was primarily  attributable  to  additional  investment  in  administrative  support equipment and leasehold  improvements to support our growth.  As a percentage of total  revenue,  depreciation  and  amortization  expense  was  3.4% for 2001 as compared to 2.4% for 2000.  The increase in  percentage of revenue was primarily attributable to the impact of the aforementioned costs.

INTEREST EXPENSE

        Interest  expense of $0.3  million for 2001 was  constant  with the $0.3 million for 2000, as we had increased  interest on capital lease  obligations of
$0.1 million,  offset by a decrease in loan interest expense of $0.1 million due to the payoff of our line of credit during July 2001.

INVESTMENT INCOME

        Investment  income increased to $0.8 million for 2001, from $0.2 million for 2000,  principally due to the higher average investment balances as a result of the proceeds from our offering of common stock in June 2001.

INCOME TAX

        Our income tax  provision  increased to $5.4 million in 2001 as compared to $0.6  million  for  2000.  The  increase  in our  income  tax  provision  was attributable  to an increase in our pretax  income in 2001.  Our  effective  tax

                                  NYFIX, INC.

provision rate of 40% in 2001 reflects the combined Federal statutory income tax rate and state income taxes. The effective income tax provision rate of 9.6% for
2000 was lower than the Federal  statutory  tax rate as a result of the reversal of  valuation  allowances  as we believed  that we would  realize the benefit of prior income tax net operating  losses and other  temporary  differences,  which resulted in the previously established valuation allowance.

EVENTS OF SEPTEMBER 11TH

        The events of September 11, 2001, did not have a material  effect on our financial position,  results of operations, or cash flows. We believe that these events did not affect our  overall  growth  outlook.  We  credited  the  ongoing investment  in  state-of-the-art  redundant  data centers and our NYFIX  Network infrastructure for our ability to maintain 100% effective  operations across all products  and  services  throughout  the  month of  September  2001.  While  our employees  worked  around the clock to assist many clients in recovery  testing, and in some cases establishing  temporary emergency operations,  we opted not to charge any customers one-time fees in connection with these efforts. We also did not incur any significant  incremental  expense in connection with the events of
September 11, 2001.

        Although  the events of  September  11, 2001 did not have a  significant effect  on our  results  of  operations,  they  did  have  an  effect  on  NYFIX
Millennium,  which we had a 50%  ownership  interest  in,  at that  time.  After roll-out  efforts  were  temporarily  stalled by the tragic  events of September
11th,  NYFIX  Millennium  usage  increased  later in the fourth quarter of 2001, bringing the system back to initial execution levels.

LIQUIDITY AND CAPITAL RESOURCES

        In June 2001, we raised $57.3 million, net of expenses, from a follow-on public  offering of 3 million  shares of our common stock.  We used a portion of the net proceeds for working  capital  requirements,  to re-purchase 1.3 million shares of our common  stock,  to  continue to invest in our  infrastructure  and products and,  subsequently,  to acquire  Javelin in March of 2002 and invest in
EuroLink and  Renaissance.  At December 31, 2002, our cash, cash equivalents and short-term  investments  totaled  $21.9  million as compared to $33.9 million at
December 31, 2001. We had  investments  of $10.7  million in current  marketable security  instruments,  having  interest  rates ranging from 1.2% to 3.5%,  $0.6 million in a tax-free  money fund with an average 30 day yield of 0.55% and $6.3 million in money market funds with an average 30 day yield of 1.1%,  at December
31, 2002.

        At  December  31,  2002,  we had  total  debt  of  $1.8  million,  which represented  current and  long-term  amounts  outstanding  under  capital  lease obligations.  At December 31, 2002, we had no material  commitments  for capital expenditures  or inventory  purchases.  Our  long-term  capital  needs depend on numerous factors,  including the rate we obtain new clients and expand our staff and  infrastructure,  as needed, to accommodate such growth, as well as the rate at which we choose to invest in new technologies to modify our NYFIX Network and infrastructure. We have ongoing needs for capital, including working capital for operations and capital expenditures to maintain and expand our operations.

        We believe  that we can achieve  synergies  from our  recently  acquired
NYFIX Millennium and Javelin businesses.  Although our NYFIX Millennium business has incurred losses through its development and start-up stages, we believe that revenue will  continue to increase as we gain greater  acceptance of our product offerings.  However,  we expect NYFIX  Millennium  to possibly  need  additional working  capital during the first six to nine months of 2003,  until it achieves positive cash flow from  operations.  Our strategy is to migrate Javelin to more of a  subscription-based  revenue model, similar to our core NYFIX USA business.
This  may  cause  Javelin   capital  sale  revenue  to  be   unpredictable   and
inconsistent.  As such, this too, may unfavorably impact our working capital. In addition, our unconsolidated affiliates, Renaissance and EuroLink, have required

                                  NYFIX, INC.

$3.1  million  in funding  from us in the past.  We may be  required  to provide additional  funding to them,  until they  generate  positive cash flow or obtain other sources of capital. Such additional funding, if required,  may unfavorably impact our working capital.

        We believe that our cash and investments of $21.9 million, together with anticipated  cash to be generated from  operations will be sufficient to support our  capital  and  operating  needs,  including  the  operating  needs  of NYFIX
Millennium and Javelin for at least the next twelve months.

        The following  summarizes our contractual  obligations under capital and operating  leases at December  31,  2002,  and the effect such  obligations  are expected to have on our liquidity and cash flows in future periods:

                                      Capital       Operating         Total
                                      -------        -------        -------
Year ending December 31,                          (in thousands)
-----------------------
   2003                               $ 1,161        $ 4,983        $ 6,144
   2004                                   551          4,898          5,449
   2005                                   136          2,224          2,360
   2006                                    --            786            786
   2007                                    --            820            820
   Thereafter                              --          2,030          2,030
                                      -------        -------        -------
   Total minimum lease payments       $ 1,848        $15,741        $17,589
                                      =======        =======        =======

WORKING CAPITAL

        At  December  31,  2002,  we had  working  capital  of $30.8  million as compared to $47.5 million at December 31, 2001.  Our present  capital  resources include proceeds from internal  operations.  The decrease in working capital was principally  due to the cash used to acquire  Javelin  and invest in and provide loans and working capital advances to our  unconsolidated  affiliates,  EuroLink and Renaissance.

CASH PROVIDED BY OPERATING ACTIVITIES

        Net cash provided by operating  activities in 2002 was $4.1 million,  as our net loss of $3.2 million, adjusted for non-cash items, such as depreciation, amortization,  deferred  taxes,  provision  for  bad  debts,  equity  in loss of
unconsolidated   affiliates  and  minority   interest   provided  $7.4  million.
Unfavorable  working  capital  changes  offset by other  changes,  net of assets acquired and liabilities assumed from our recently acquired NYFIX Millennium and
Javelin businesses, decreased cash by $3.3 million.

        Net cash provided by operating  activities in 2001 was $10.6 million, as
our  net  income  of  $8.1  million,   adjusted  for  non-cash  items,  such  as
depreciation,  amortization, deferred taxes and provision for bad debts provided
$16.3 million.  Unfavorable  working  capital offset by other changes  decreased cash by $5.7 million.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

        The 2002 cash provided by investing  activities  was $2.8 million.  This consisted  primarily of net proceeds  from the sales and purchases of short-term investments of $22.4 million, offset by payments for our recently acquired NYFIX
Millennium  and  Javelin  businesses,  net of cash  acquired,  of $6.8  million, investments  in and net advances to  unconsolidated  affiliates of $5.4 million, capital  expenditures,  mostly for data center  equipment and software,  of $4.6

                                  NYFIX, INC.

million and product enhancement costs of $2.8 million.

        The 2001 cash used in  investing  activities  was  $48.1  million.  This consisted primarily of net purchases of short-term  investments of $29.0 million using the proceeds  from our  follow-on  offering,  loans and net advances to an unconsolidated affiliate of $9.2 million, capital expenditures,  mostly for data center equipment and to support our infrastructure,  of $7.1 million and product enhancement costs of $2.7 million.

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

        In 2002, our net cash used in financing activities totaled $0.7 million, consisting  primarily of principal  payments under capital lease  obligations of
$1.2  million,  offset by net  proceeds  from the  exercise of stock  options by employees of $0.5 million.

        In 2001,  our net cash  provided by financing  activities  totaled $37.6 million,  consisting primarily of $57.3 million raised in our follow on offering and $2.2 million  provided by net proceeds from the exercise of stock options by employees, offset by purchases of treasury stock of $19.1 million, repayments of borrowings  under our credit  facility of $2.0  million and  principal  payments under capital lease obligations of $0.8 million.

SEASONALITY AND INFLATION

        We believe that our operations have not been  significantly  affected by seasonality or inflation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In October  2001,  the Financial  Accounting  Standards  Board  ("FASB")
issued SFAS No. 144,  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS,  which supercedes SFAS No. 121,  ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND
FOR  LONG-LIVED  ASSETS TO BE  DISPOSED  OF, and the  accounting  and  reporting provisions of Accounting  Principles Board Opinion ("APB") No. 30, REPORTING THE
RESULTS OF  OPERATIONS  -  REPORTING  THE  EFFECTS OF DISPOSAL OF A SEGMENT OF A
BUSINESS,  AND  EXTRAORDINARY,  UNUSUAL AND  INFREQUENTLY  OCCURRING  EVENTS AND
TRANSACTIONS,  for the disposal of a segment of a business. SFAS No. 144 retains many of the  provisions  of SFAS No. 121, but addresses  certain  implementation issues  associated  with that  Statement.  SFAS No. 144 is effective  for fiscal years  beginning  after  December  15, 2001.  We adopted SFAS No. 144  effective
January 1, 2002. The adoption of SFAS No. 144 did not have a material  effect on our financial position, results of operations or cash flows.

        In  April  2002,  the  FASB  issued  SFAS No.  145,  RESCISSION  OF FASB
STATEMENTS  NO. 4, 44 AND 64,  AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
CORRECTIONS.  SFAS No. 145  eliminates  extraordinary  accounting  treatment for reporting  gains or losses on debt  extinguishment,  and amends  other  existing authoritative  pronouncements to make various technical corrections.  We adopted
SFAS No. 145  effective  January 1, 2003.  The  adoption of SFAS No. 145 did not have a material effect on our financial position,  results of operations or cash flows.

        In July 2002,  the FASB  issued  SFAS No.  146,  ACCOUNTING  FOR EXIT OR
DISPOSAL ACTIVITIES.  SFAS No. 146 requires recording costs associated with exit or disposal  activities at their fair values when a liability has been incurred.
Under  previous  guidance,  certain exit costs were  accrued  upon  management's commitment  to an exit plan.  The  provisions  of SFAS No. 146 are effective for exit or disposal activities  initiated after December 31, 2002. We do not expect that  adoption  of SFAS No.  146 will have a  material  effect on our  financial position, results of operations or cash flows.

        In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus  on No.  00-21,  ACCOUNTING  FOR REVENUE  ARRANGEMENTS  WITH  MULTIPLE
DELIVERABLES.   EITF  No.  00-21  applies  to  certain   contractually   binding

                                  NYFIX, INC.

arrangements   under  which  a  company  performs  multiple  revenue  generating activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  EITF No. 00-21 is effective  for revenue  arrangements entered into in fiscal periods  beginning after June 15, 2003. We are evaluating the  provisions  of EITF  No.  00-21  and  whether  the  implementation  of this statement  will have a material  effect on our  financial  position,  results of operations or cash flows.

        In  November  2002,  the FASB  issued  FASB  Interpretation  ("FIN") 45,
GUARANTOR'S  ACCOUNTING AND DISCLOSURE  REQUIREMENTS  FOR GUARANTEES,  INCLUDING
INDIRECT  GUARANTEES OF INDEBTEDNESS OF OTHERS.  FIN 45 disclosure  requirements are  effective  for the year ended  December 31, 2002 and other  provisions  are effective for 2003. The interpretation  requires additional  disclosure relating to guarantees and in some cases requires the  recognition of a liability for the fair value of certain guarantees. The adoption of FIN 45 had no effect on us, as we do not guarantee the liabilities of others.

        In  December  2002,  the  FASB  issued  SFAS  No.  148,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION - TRANSITION AND DISCLOSURE.  SFAS No. 148 amends SFAS
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition  for  companies  that  voluntarily  change to the fair value based method of accounting for stock-based  employee  compensation.  SFAS No. 148 also amends  the  disclosure  provisions  of SFAS  No.  123 and APB No.  28,  INTERIM
FINANCIAL  REPORTING,  to  require  disclosure  in the  summary  of  significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and income per share in annual and interim financial  statements.  The disclosure  provisions of SFAS
No. 148 are effective for both interim and annual  periods ending after December
15, 2002. We have adopted the disclosure  provisions of SFAS No. 148 at December
31, 2002.

        In January  2003,  the FASB  issued FIN 46,  CONSOLIDATION  OF  VARIABLE
INTEREST  ENTITIES,   which  requires  the  consolidation  of  certain  entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE  when it has  equity  investors  which  lack the  characteristics  of a controlling  financial interest,  or its capital is insufficient to permit it to finance  its  activities  without  additional  subordinated  financial  support.
Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur.  FIN 46 provides  certain  exceptions  to these rules,  including qualifying special purpose entities subject to the requirements of SFAS No. 140,
ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL  ASSETS AND  EXTINGUISHMENTS
OF  LIABILITIES.  VIEs  created  after  January  31,  2003 must be  consolidated immediately,  while  VIEs  that  existed  prior  to  February  1,  2003  must be consolidated  as of July 1, 2003. We are evaluating the provisions of FIN 46 and whether the implementation of this statement,  with regard to our unconsolidated affiliates,  will have a material effect on our financial  position,  results of operations or cash flows.

FACTORS AFFECTING OPERATING RESULTS

SOME  OF  OUR  RECENTLY-ACQUIRED  SUBSIDIARIES  HAVE  NOT  BEEN  PROFITABLE  AND
THEREFORE WE MAY NOT BE PROFITABLE IN THE FUTURE.

        In December 2001, we acquired an inactive  broker-dealer  and renamed it
NYFIX  Transaction  Services,   Inc.  In  May  2002,  the  NASD  approved  NYFIX
Transaction  Services'  membership  application and it first started  generating revenues  as of July 1,  2002.  Through  its  first  year of  operations,  NYFIX
Transaction Services had incurred a net loss of $0.8 million. Although we expect
NYFIX Transaction Services to start to generate positive cash flows during 2003, we can provide no  assurances of our success in doing such.  Accordingly,  NYFIX
Transaction  Services may need us to provide the  necessary  capital to maintain their minimum capital requirements, thus impacting our working capital.

                                  NYFIX, INC.

        Effective as of February 1, 2002, we increased our ownership interest in
NYFIX  Millennium from 50% to 80%. NYFIX Millennium was formed in September 1999 and since  that time has been in the  development  and  start-up  stages and has incurred  aggregate  net losses of $28.0  million  through  December  31,  2002.
Although we expect NYFIX  Millennium  to start to generate  positive  cash flows towards the latter half of 2003,  we can provide no assurances of our success in doing such.  Accordingly,  NYFIX Millennium may need us to provide the necessary capital to maintain  their  minimum  capital  requirements,  thus  impacting our working capital.

        Effective as of March 31, 2002, we acquired  Javelin.  Javelin  incurred net losses of $1.8 million, $6.7 million and $2.0 million for the years 2000 and
2001 and the three months ended March 31, 2002,  respectively.  Although Javelin results are not reported separately, Javelin continued to incur operating losses until the fourth  quarter of 2002.  We believe that our  synergies  with Javelin will enhance our overall operating results.  However,  our strategy to apply our subscription-based  model to  Javelin's  products,  where  feasible,  may not be successful.  Javelin's business is heavily  concentrated  towards capital sales, which are very unpredictable and inconsistent.  Transitioning Javelin to more of a subscription-based model could have an adverse impact on our working capital.

A NUMBER OF OUR SUBSIDIARIES  HAVE A LIMITED OPERATING  HISTORY,  WHICH MAKES IT
DIFFICULT TO EVALUATE THEIR PROSPECTS, SO THEIR FUTURE FINANCIAL PERFORMANCE MAY
DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK
PRICE.

        NYFIX  Millennium and Javelin were formed in September 1999 and November
1997,  respectively.  Also, we purchased NYFIX Transaction  Services in December
2001.  Because of their limited operating  history,  these entities have limited financial data,  which can be used to evaluate their  businesses.  Consideration must be given to their  prospects  in  light  of the  risks,  expenses,  delays, problems and difficulties  frequently  encountered in the establishment of a new business in an emerging and rapidly evolving industry. NYFIX Millennium, Javelin and NYFIX Transaction  Services may not be successful in their  businesses,  and profitability may never be attained or sustained.

WE HAVE TWO UNCONSOLIDATED SUBSIDIARIES,  WHICH MAY NEED ADDITIONAL FUNDING FROM
US, THUS HAVING AN ADVERSE IMPACT ON OUR LIQUIDITY.

        We have provided funding to our unconsolidated  affiliates,  Renaissance and EuroLink,  in the past. In our balance sheet,  at December 31, 2002, we have amounts due and notes receivable from unconsolidated affiliates of $3.1 million.
We provided  Renaissance an additional $1.0 million in the first quarter of 2003 in exchange for a secured  promissory note.  Renaissance may require  additional funds from us, until they generate positive cash flow or obtain other sources of capital.  We cannot  provide  assurance  that  additional  interim  funding,  if required, won't have an adverse impact on our liquidity.

A  SIGNIFICANT  POWER  AND  TELECOMMUNICATIONS  FAILURE  COULD  CAUSE US TO LOSE
REVENUES AND CUSTOMERS AND SUBJECT US TO LIABILITY FOR CUSTOMER LOSSES.

        Our  services  depend on our  ability to store,  retrieve,  process  and manage  significant  databases and to  electronically  receive and process trade orders. Our systems and data centers could fail due to power failures, caused by a variety of factors, or outages,  caused by high demand placed on the utility's infrastructure.  Due to the complexity of these  electrical  systems,  errors or failures could occur which render an entire site to be unusable.

        We constantly  monitor  system loads and  performances  and as necessary upgrade our systems to handle estimated increases in power consumption. However, we may not be able to accurately  predict future demand.  To mitigate the impact of power failures,  we maintain  critical data center facilities at two separate locations in North Bergen, New Jersey and Carlstadt,  New Jersey. Although these data centers are serviced by the same  utility,  they are serviced via different sub-stations.  In the  event of a power  outage at any of our data  centers,  we maintain  uninterruptible  power  supplies  ("UPS") to provide  limited  battery backup for critical  systems.  We also  maintain  diesel-powered  generators  to backup the UPSs.

                                  NYFIX, INC.

        In the event of loss of power or  telecommunications  services at either of these locations,  we believe there are sufficient  backup facilities in place to give us the necessary  time to access,  or fail-over  to, our redundant  data center.  It is  possible  that  multiple  telecommunications  vendors  could  be impacted so severely that the  multi-vendor  and  multi-site  strategy would not insure communications services to our clients.

        Since it is  fairly  common  for  multiple  carriers  to share  the same physical  infrastructure  such as Central  Offices  (CO's),  telephone poles and below-ground  conduit,  instances  like  major  cable cuts or  regional  natural disasters could adversely impact our clients and us.

ANY  INFILTRATION  OF  HARMFUL  VIRUSES  COULD  CAUSE  US TO LOSE  REVENUES  AND
CUSTOMERS AND SUBJECT US TO LIABILITY FOR CUSTOMER LOSSES.

        We utilize  multiple  methods to combat viruses.  The first method is to prevent  viruses from entering our NYFIX Network.  This is done by placing rigid restrictions on our NYFIX Network called access controls lists ("ACL"). ACLs are used where clients or vendors  connect to our NYFIX Network.  A second method of preventing  viruses from entering our NYFIX  Network is the use of firewalls.  A firewall  typically guards an internal network against malicious access from the outside;  however,  firewalls  may also be  configured  to limit  access  to the outside from internal users. In spite of the ACLs and firewalls, it may still be possible for viruses to enter our NYFIX Network.

        If a virus is still  able to  penetrate  our NYFIX  Network,  we utilize centrally managed anti-virus scanning software on servers and workstations.  Our anti-virus  software actively scans servers and workstations on the network.  In spite of the active  anti-virus  scanning,  it is possible for a virus to not be detected.

        As  an  additional  method  to  combat  viruses,  we  utilize  intrusion detection  software ("IDS").  IDS servers and software are located at key points around the network and monitor systems for malicious activity.

WE  RELY  ON  MULTIPLE   TELECOMMUNICATIONS  CARRIERS  FOR  DATA  DELIVERY.  ANY
DISRUPTIONS  TO THESE  SERVICES  COULD  HAVE A  MATERIAL  ADVERSE  EFFECT ON OUR
BUSINESS.

        We utilize frame relay network services from five major carriers:  AT&T,
Qwest, Sprint, WorldCom and Verizon. Customers are given the choice of using one or more  network  carriers  to provide  network  services to their  location.  A majority of NYFIX clients utilize a dual carrier solution.

        The utilization of five major carriers has multiple benefits:

     o    Diversity  of  telecommunication   infrastructure  between  the  major
          carriers

     o    A  competitive  environment  to help  insure  aggressive  pricing  for network services

     o    The ability to completely migrate circuits from one carrier to another due to  non-competitive  pricing  or a  carrier  no  longer  providing adequate services.

        In the event that a major carrier was to shut down their network with no advance warning (e.g.  WorldCom),  it would take at least 45 days to replace the circuits  with  another  vendor.  In the  event of a move  from one  carrier  to another,  we would incur  substantial  expenses related to the cost of utilizing two  carriers  for the  same  period  of  time.  We could  also be  impacted  by exclusivity  agreements  between carriers and connecting  points on the network.
For example,  WorldCom is the sole provider of network  services for NASDAQ.  In the event WorldCom discontinued  operations,  we would incur costs transitioning to a new NASDAQ network service provider.

                                  NYFIX, INC.

        The  approximate  time  necessary  for the transfer of circuits from one carrier to the other would be four to six weeks.  During the transfer,  we would incur  overlapping  circuit charges for a minimum of thirty days.  These charges are due to a  thirty  day  delay  that  begins  when  the  original  circuit  is disconnected, therefore, the minimum cost of moving business from one carrier to another would be at least one months worth of charges from the original carrier.

WE FACE SUBSTANTIAL  COMPETITION IN OUR INDIVIDUAL  PRODUCT AREAS FROM COMPANIES
THAT HAVE LARGER AND GREATER  FINANCIAL,  TECHNICAL AND MARKETING  CAPABILITIES,
WHICH  COULD MAKE IT MORE  DIFFICULT  TO GAIN OR MAINTAIN  MARKET  SHARE AND MAY
HINDER OUR ABILITY TO COMPETE SUCCESSFULLY.

        We operate in a highly  competitive  market  and expect  competition  to intensify in the future.  Certain of our  competitors,  including  the financial exchanges,  may have significantly  greater  financial,  technical and marketing resources  and more  extensive  customer  bases and  extensive  knowledge of the industry.

        Our industry is constantly evolving through technological and regulatory change. Our competition varies widely and we encounter  different  categories of competitors  for  each of our  product  and  service  offerings.  We  also  face competition from customers who choose to maintain their own  infrastructure  and develop their own in-house proprietary order management software systems.

OUR ABILITY TO SELL OUR PRODUCTS  AND  SERVICES  AND GROW OUR BUSINESS  COULD BE
SIGNIFICANTLY IMPAIRED IF WE LOSE THE SERVICES OF KEY PERSONNEL.

        Our business is highly dependent on a number of key executive  officers, including Peter K. Hansen,  our founder,  Chief Executive Officer and President, and Lars Kragh, our Chief Information  Officer,  who have been with us since our inception in 1991.  The loss of the services of any of our key  personnel  could have a material adverse effect on our business and results of operations.

WE RELY, IN PART,  ON OTHERS TO SUPPLY THE  MATERIALS  AND SUPPLIES,  UNDERLYING
SOFTWARE AND SYSTEMS WE USE TO PROVIDE OUR SERVICES.  IF WE ARE UNABLE TO OBTAIN
THIRD PARTY SUPPORT AND DELIVERY ON A TIMELY AND RELIABLE BASIS,  OUR ABILITY TO
PERFORM  SERVICES  COULD BE  HINDERED  AND THE  RELATIONSHIPS  WE HAVE  WITH OUR
CUSTOMERS COULD BE HARMED.

        Our  manufactured  products are based on standard PC components  readily available  in the  consumer  market  place.  All  electronic,  computer-related components  utilized  within  our  products  are not  manufacturer  or  supplier specific.  We can substitute  components  from a diverse group of  manufacturers with no assembly or delivery delays to our customers.

                                  NYFIX, INC.

        However, our manufactured products contain several custom parts specific to our design.  These parts are limited to sheet metal  enclosures  and internal wiring.  We own the  designs  for  these  components  and can  source  them from multiple  vendors in our  immediate  area or  throughout  the U.S.  Currently we maintain  relationships  with a minimum of two alternate vendors for cabling and sheet metal,  either of which can deliver  components  within standard  delivery cycles. For both of these components we use vendors such as CTC, Advantage Sheet
Metal and Interface Technology. Although we maintain relationships with numerous vendors for our  manufactured  products,  if we are unable to obtain third party delivery and support on a timely and reliable basis,  our ability to provide our product and services could be hindered.

        We rely on a number of third parties to supply software and systems,  as well as equipment and related maintenance.  Our systems are built using a number of commonly used technologies. As an example, we use systems from EMC, Sun Micro
Systems,  Oracle,  Sybase,  Veritas and  Microsoft.  Our products are subject to potential defects in these third party  components.  Although we (as well as the individual  vendors)  exercise  strict testing and  verification  of systems and software, defects can cause disruptions of customer service. We have invested in various  test  systems to make sure  supplier's  components  work as well as our developed software.

        Since we depend on third parties to supply us with  underlying  software and systems on a reliable,  timely basis,  we maintain  service and  maintenance agreements  with all our main vendors.  We have standard  service  agreements at different  levels,  depending  on how  critical  the  vendor's  system is to the operation of our business.  For most systems we have a high level of redundancy, which gives us less time  critical  dependency on a particular  vendor.  We have service and maintenance agreements with all above-mentioned  vendors. Because of the diversity in vendors, there is no dependence on a single vendor. However, if we are  unable to obtain  third  party  support  and  delivery  on a timely  and reliable  basis,  our  ability to perform  services  could be  hindered  and the relationships we have with our customers could be harmed.

OUR PRODUCTS MAY SUFFER FROM DEFECTS OR ERRORS, WHICH MAY HARM OUR REPUTATION OR
SUBJECT US TO PRODUCT LIABILITY CLAIMS.

        The  products  we offer are  inherently  complex.  Despite  testing  and quality control,  current versions, new versions or enhancements of our products may contain errors. Any errors, slowdown or failure in our products may harm our reputation  or subject us to product  liability  claims.  Significant  technical challenges  also arise with our  products  because our  customers  purchase  and integrate them with a number of third party computer  applications and software.
Such  integration  may not always be successful.  Any defects or errors that are discovered after commercial release could result in the loss of revenue or delay in market acceptance of our products. Moreover, we could face higher development costs  if our  products  contain  undetected  errors,  or if we fail to meet our customers'  expectations.  Although  we  maintain  general  liability  insurance coverage,  this coverage may not continue to be available on reasonable terms or at all. In addition, a product liability claim, whether or not successful, could harm our business by increasing our costs and distracting our management.

WE MAY NOT BE ABLE TO PROTECT  OUR  INTELLECTUAL  PROPERTY  RIGHTS,  WHICH COULD
WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE OUR COSTS.

        Our success and ability to compete are dependent to a significant degree on our intellectual property rights, which includes our proprietary  technology, trade secrets and client base. However,  no one patent,  trademark or other form of intellectual property rights is critical to our business.

        Despite  our  efforts to protect our  proprietary  rights,  unauthorized parties  may  attempt  to copy or  otherwise  obtain  and  use our  products  or technology.  Monitoring  unauthorized  use of our products is  difficult  and we

                                  NYFIX, INC.

cannot be certain that the steps we have taken will prevent  unauthorized use of our technology, particularly in foreign countries where the laws may not protect our  proprietary  rights as fully as in the U.S. If competitors  are able to use our technology,  our ability to compete effectively could be harmed.  Litigation may be necessary in the future to enforce our intellectual  property rights,  to protect  our  trade  secrets,  to  determine  the  validity  and  scope  of  the proprietary  rights of others,  or to defend against claims of  infringement  or invalidity.  Litigation,  whether or not successful, could result in substantial costs and diversions of resources.

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

CONDUCTING BUSINESS IN INTERNATIONAL MARKETS SUBJECTS US TO ADDITIONAL RISKS.

        For the years ended December 31, 2000, 2001 and 2002, approximately 11%,
15% and 5%,  respectively,  of our revenue was  derived  from our  international operations.  Although we have recently relied less on international  revenue, we believe it will be an important  component for our future success.  Thus, we are subject to risks inherent in doing business in international markets, including:

     o    difficulties  in  recruiting  and  retaining  personnel  and  managing international operations;

     o    a high degree of costs  associated  with  servicing  smaller  national markets; and

     o    fluctuations in currency exchange rates.

        Any of the above could  affect the  profitability  of our  international operations or hinder our ability to expand further internationally.

A DECLINE IN SUBSCRIPTION REVENUE, OUR LARGEST SOURCE OF REVENUE, OR TRANSACTION
REVENUE WOULD ADVERSELY AFFECT OUR PROFITABILITY.

        Subscription   revenue  is  our  most  significant  source  of  revenue.
Subscription  revenue is fixed based on a contractual period of time,  typically one to three years,  and are not affected by trading volumes.  However,  trading volumes do affect the  revenues of our  customers  and this could  affect  their future  purchases of our  technology  and  services.  Pricing  pressures  due to competition, failure to sign new agreements with customers because of reductions in their new technology  spending,  and observed  consolidation in the financial sector could affect our revenues and  profitability.  Our costs  associated with supporting the  subscription  agreements are generally  fixed and thus a loss of revenue would impact profitability.

        Transaction  revenue  has  been a  growing  component  of  our  revenue, however,  there is no assurance we can continue to grow transaction  revenue. As our costs to support  transaction  revenue  are  generally  fixed,  a decline in revenue would directly impact our  profitability.  Several risk factors apply to the analysis of the potential growth of transaction revenue.

        There is significant  competitive pressure brought on by a proliferation of electronic execution  competitors.  There is the potential for changes in the current U.S.  Market  Structure  that may make it difficult for the  transaction business to compete with more traditional  broker-dealer  business  models.  For example, the NYSE could establish limits on electronic access, or the NYSE could create an electronic matching order engine of their own.

        Customer   demands  for  increased   bandwidth  and  speed  could  place
significant stress on our  infrastructure  requiring  continued  reinvestment in

                                  NYFIX, INC.

hardware  and  software to keep pace with overall  business  growth.  We have no current plans to transition from the subscription or  transaction-based  revenue model due to general  acceptance of it in the  marketplace and the current trend of recurring, predictable revenue recognition and cash flows.

THE SECURITIES BROKERAGE INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.
IF NYFIX  MILLENNIUM  OR NYFIX  TRANSACTION  SERVICES  FAIL TO COMPLY WITH THESE
REGULATIONS,  THEY MAY BE SUBJECT TO  DISCIPLINARY OR OTHER ACTION BY REGULATORY
ORGANIZATIONS.

        We are subject to extensive government  regulation and may be subject to disciplinary  or other action by regulatory  organizations  if we fail to comply with such regulation, which could increase our capital expenditures and decrease our earnings.

        NYFIX Millennium and NYFIX Transaction Services are subject to extensive regulation under both federal and state laws. In addition to these laws, we must comply with rules of the Securities  and Exchange  Commission  (SEC),  including
Regulation ATS for NYFIX Millennium,  and The National Association of Securities
Dealers, Inc. (NASD), various stock exchanges,  state securities commissions and
other  regulatory   bodies  charged  with  safeguarding  the  integrity  of  the securities  markets and other financial  markets and protecting the interests of investors  participating in these markets.  As registered broker dealers,  NYFIX
Millennium and NYFIX  Transaction  Services are subject to numerous  regulations covering the securities business, including:

     o    marketing practices;

     o    capital structure, including net capital requirements;

     o    record keeping; and

     o    conduct of directors, officers and employees.

        Any  failure  to comply  with  these  regulations  could  subject  NYFIX
Millennium and NYFIX  Transaction  Services to censure,  fines,  the issuance of cease-and-desist  orders  or  the  suspension,  and/or  disqualification  of its officers,  directors or employees. The fines, if material, could have an adverse
effect  on  our  earnings   because  it  could  greatly   increase  our  capital
expenditures.  If any of our employees were suspended or disqualified, we may be unable to meet the needs of our clients or to solicit new  business.  This could also have an adverse  effect on our earnings.  Furthermore,  any such  penalties could  materially  harm our  reputation  in the  industry,  which  could  have a long-term effect on our financial growth.

NYFIX  MILLENNIUM'S  AND  NYFIX  TRANSACTION   SERVICES'   COMPLIANCE  AND  RISK
MANAGEMENT METHODS MAY NOT BE EFFECTIVE.

        NYFIX  Millennium's and NYFIX  Transaction  Services'  ability to comply with  regulations  depends  largely on the  establishment  and maintenance of an effective  compliance  system,  as well as their  ability to attract  and retain qualified compliance personnel.  NYFIX Millennium and NYFIX Transaction Services could be subject to disciplinary  or other actions due to claimed  noncompliance with  regulations  in the  future.  If a  claim  of  noncompliance  is made by a regulatory  authority,  the efforts of the  management of NYFIX  Millennium  and
NYFIX  Transaction  Services  could be diverted to  responding to such claim and
NYFIX Millennium and NYFIX  Transaction  Services could be subject to a range of possible  consequences,  including the payment of fines,  civil lawsuits and the suspension of one or more portions of its business.  In addition,  their mode of operation and profitability may be directly affected by:

     o    additional legislation;

     o    changes  in rules  promulgated  by the SEC,  the  NASD,  the  Board of
          Governors of the Federal Reserve  System,  the various stock exchanges or other self-regulatory organizations; or

                                  NYFIX, INC.

     o    changes in the  interpretation  or  enforcement  of existing  laws and rules.

        In addition, NYFIX Millennium's status as a recognized ATS requires that its trade  execution  and  communication  systems be able to handle  anticipated present and future peak trading volumes.  If any of our systems become disabled, the  ability  to  process  trades  and  handle  peak  trading  volumes  will  be compromised.  The status of NYFIX Millennium as an SEC registered  broker-dealer and NASD member is  conditioned,  in part,  on its ability to process and settle trades.

TERRORIST  THREATS  AND  ATTACKS  AND THE  IRAQI  WAR HAVE  CREATED  SIGNIFICANT
INSTABILITY  AND  UNCERTAINTY IN THE FINANCIAL  MARKETPLACE TO WHICH WE SELL AND
MAY CREATE A MORE VOLATILE ENVIRONMENT.

        The terrorist attacks in the U.S. on September 11, 2001, the declaration of war by the U.S.  against  terrorism  and the current war in Iraq have created significant  instability and uncertainty in the financial  marketplace,  both in the U.S.  and  globally.  Such  adverse  political  events may have a  continued
negative  impact on economic  conditions  in the financial  marketplace  and our customers.  The  unfavorable  conditions  may  have  an  adverse  effect  on our financial  operations  including,  but not limited to, our ability to expand the market for our products,  enter into  strategic  relationships  and  effectively compete.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk  generally  represents the risk of loss that may be expected to result  from the  potential  change in value of a financial  instrument  as a result of fluctuations in credit ratings of the issuer, equity prices,  interest rates or foreign  currency  exchange rates.  We do not use derivative  financial instruments for any purpose.

        We are exposed to market risk  principally  through  changes in interest rates and equity prices.  Our short-term  investment  portfolio of $10.7 million and $29.0 million at December 31, 2002 and 2001, respectively, consisted of $6.8 million and $9.0 million,  respectively,  of auction rate  certificates and $3.9 million and $20.0  million,  respectively,  of mutual fund  securities.  Risk is limited on the auction rate  certificates  portfolio  due to the fact that it is invested in insured  municipal  bonds of which no more than 5% of our  portfolio can be invested in any one security issue. The potential  decrease in fair value resulting from a hypothetical  10% change in interest rates for the auction rate certificates would not be material to income, cash flows or fair value.

        The mutual fund securities  portfolio was invested in a quoted fund that is  managed by an  institution  which  primarily  invests  in  investment  grade securities,  with up to a maximum of 10% invested in high yield securities rated
B or higher.  These  securities  are subject to equity price risk. The estimated potential loss in fair value  resulting from a hypothetical  10% decrease in the quoted price is $0.4 million.

        We are also  subject to interest  rate risk on our $2.0 million of notes receivable from  unconsolidated  affiliates at December 31, 2002. A hypothetical
10% change in interest rates would not result in a material change in their fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See  index  to  Financial  Statements  on  Page  F-1.  NYFIX  Millennium
        financial  statements  for each of the years ended December 31, 2001 and
        2000 immediately follow the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

        None.

                                  NYFIX, INC.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  information  required  by  this  Item  is  incorporated  herein  by reference to the Section  entitled  "Proposal No. 1 - Election of Directors" and
"Executive  Compensation"  in our Proxy  Statement  for the June 10, 2003 Annual
Meeting of Stockholders, to be filed with the SEC no later than April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The  information  required  by  this  Item  is  incorporated  herein  by reference  to  the  Section  entitled  "Executive  Compensation"  in  our  Proxy
Statement for the June 10, 2003 Annual Meeting of Stockholders, to be filed with the SEC no later than April 30, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

        The  information  required  by  this  Item  is  incorporated  herein  by reference to the Section  entitled  "Security  Ownership" of our Proxy Statement for the June 10, 2003 Annual Meeting of  Stockholders,  to be filed with the SEC no later than April 30, 2003.  Information  regarding securities  authorized for issuance under our equity  compensation plans is set forth in Part II, Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The  information  required  by  this  Item  is  incorporated  herein  by
reference  to  the  Section   entitled   "Certain   Relationships   and  Related
Transactions"  in our Proxy  Statement  for the June 10, 2003 Annual  Meeting of
Stockholders, to be filed with the SEC no later than April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

        We maintain  disclosure  controls  and  procedures  that are designed to ensure that information  required to be disclosed in our Exchange Act reports is recorded,  processed,  summarized and reported within the time periods specified in the SEC's  rules and forms,  and that such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer, as appropriate,  to allow timely decisions regarding required
disclosure  based  closely  on  the  definition  of  "disclosure   controls  and
procedures"  in Rule  13a-14(c).  In designing  and  evaluating  the  disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated,  can provide only reasonable assurance of achieving the desired  control  objectives,  and management  necessarily  was required to apply our judgment in evaluating the  cost-benefit  relationship  of possible controls and procedures.

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

                                  NYFIX, INC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

            (1) Financial Statements

                        See index to Financial Statements on Page F-1.

            (2) Financial Statement Schedules

                         Schedule II - Valuation and  Qualifying  Accounts - see
                 Note 17 in the Notes to Consolidated Financial Statements.

                        NYFIX Millennium,  L.L.C.  financial  statements for the
                 year  ended  December  31,  2001 and NYFIX  Millennium,  L.L.C.
                 financial  statements  for the year  ended  December  31,  2000
                 immediately   follow  the  Notes  to   Consolidated   Financial
                 Statements.

                        All  other   supplemental   schedules  included  audited
                 financial statements of NYFIX Millennium,  L.L.C. for the years ended December 31, 2001 and 2000. Other supplemental  schedules are omitted because they are not required,  inapplicable or the required  information  is shown in the  consolidated  financial statements or notes thereto.

            (3) Exhibits

                  3.1               Composite  Certificate of  Incorporation  of
                                    the  Registrant.   Incorporated   herein  by
                                    reference    from   Exhibit   3.1   to   the
                                    Registrant's Form S-3 filed June 1, 2001.

                  3.2               By-Laws  of  the  Registrant.   Incorporated
                                    herein by reference  from Exhibit 3.2 to the
                                    Registrant's  Form 10 filed  March 5,  1993.
                                    ("Form 10")

                  4.1               Rights   Agreement   between   Chase  Mellon
                                    Shareholder  Services,  L.L.C. (now known as
                                    Mellon Investor Services) and the Registrant
                                    dated September 1, 1997. Incorporated herein
                                    by   reference   from   Exhibit   2  to  the
                                    Registrant's  registration statement on Form
                                    8-A12B filed September 10, 1997.

                  4.2               First Amendment to Rights Agreement  between
                                    Chase Mellon  Shareholder  Services,  L.L.C.
                                    (now known as Mellon Investor  Services) and
                                    the  Registrant   dated  October  25,  1999.
                                    Incorporated   herein  by   reference   from
                                    Exhibit 3 to the  Registrant's  registration
                                    statement on Form 8-A12B/A filed November 3,
                                    1999.

                  10.1              Limited    Liability    Company    Operating
                                    Agreement   of  NYFIX   Millennium,   L.L.C.
                                    Incorporated   herein  by   reference   from
                                    Exhibit  10.4  to  the  Registrant's  Annual
                                    Report  on  Form  10-K  for the  year  ended
                                    December 31, 1999.

                  10.2              Amendments  to Operating  Agreement of NYFIX
                                    Millennium,  L.L.C.  as of November 1, 2000.
                                    Incorporated   herein  by   reference   from
                                    Exhibit  2.2  to  the  Registrant's  Current
                                    Report on Form 8-K/A filed April 17, 2002.

                                  NYFIX, INC.

                  10.3              Agreement  and  Plan  of  Merger  among  the
                                    Registrant,   NYOlympus,  Inc.  and  Javelin
                                    Technologies,  Inc.,  dated as of March  12,
                                    2002.  Incorporated herein by reference from
                                    Exhibit  2.1  to  the  Registrant's  Current
                                    Report  on Form 8-K  filed  April  15,  2002
                                    ("Javelin 8-K").

                  10.4              Amendment  No.  1 to  Agreement  and Plan of
                                    Merger among the Registrant, NYOlympus, Inc.
                                    and Javelin Technologies,  Inc., dated as of
                                    March  20,  2002.   Incorporated  herein  by
                                    reference from Exhibit 2.2 of Javelin 8-K.

                  10.5              Amendment  No.  2 to  Agreement  and Plan of
                                    Merger among the Registrant, NYOlympus, Inc.
                                    and Javelin Technologies,  Inc., dated as of
                                    March  26,  2002.   Incorporated  herein  by
                                    reference from Exhibit 2.3 of Javelin 8-K.

                  10.6              Employment Agreement between Peter K. Hansen
                                    and the  Registrant  dated  June  24,  1991.
                                    Incorporated   herein  by   reference   from
                                    Exhibit 3.2 of Form 10.

                  10.7              Amended and Restated  1991  Incentive  Stock
                                    Option  Plan  of  NYFIX,  Inc.  Incorporated
                                    herein by reference from Exhibit 10.3 to the
                                    Registrant's  Annual  Report on Form  10-KSB
                                    for the year ended December 31, 1996.

                  10.8              Amendment No. 1 to Amended and Restated 1991
                                    Incentive  and  Nonqualified   Stock  Option
                                    Plan.  Incorporated herein by reference from
                                    Exhibit  10.4  to  the  Registrant's  Annual
                                    Report  on  Form  10-K  for the  year  ended
                                    December 31, 2000 ("2000 10-K").

                  10.9              Amendment No. 2 to Amended and Restated 1991
                                    Incentive  and  Nonqualified   Stock  Option
                                    Plan.  Incorporated herein by reference from
                                    Exhibit 10.5 to 2000 10-K.

                  10.10             NYFIX,   Inc.   2001  Stock   Option   Plan.
                                    Incorporated   herein  by   reference   from
                                    Exhibit 10.1 to the  Registrant's  Quarterly
                                    Report  on Form  10-Q for the  period  ended
                                    June 30, 2001.

                  10.11             Amendment  No. 1 to NYFIX,  Inc.  2001 Stock
                                    Option Plan.

                  10.12             Subordinated   Loan   Agreement  for  Equity
                                    Capital, dated October 30, 2001, between the
                                    Registrant  and  NYFIX  Millennium,   L.L.C.
                                    Incorporated   herein  by   reference   from
                                    Exhibit  10.1 to the  Registrant's  Form 8-K
                                    filed February 14, 2002.

                  10.13             Purchase  Agreement,  dated as of October 2,
                                    2002, between Edward Brandman,  Daniel Ryan,
                                    Ken DeGiglio and the Registrant.

                  10.14             Convertible  Secured  Promissory  Note  from
                                    Renaissance Trading Technologies, LLC to the
                                    Registrant,  dated as of October 2, 2002, in
                                    the principal amount of $1.5 million.

                  10.15             Amended  and  Restated   Limited   Liability
                                    Company  Operating  Agreement of Renaissance
                                    Trading Technologies, LLC.

                  10.16             Employment  Agreement between Lars Kragh and
                                    the Registrant dated January 1, 2003.

                  10.17             Employment  Agreement  between  Mark R. Hahn
                                    and the Registrant dated January 1, 2003.

                  10.18             Employment   Agreement   between  Robert  C.
                                    Gasser and the  Registrant  dated  September
                                    21, 2001.

                                  NYFIX, INC.

                  21.1             Subsidiaries of the Registrant

                  23.1             Consent of Deloitte & Touche LLP

                  23.2             Consent of Deloitte & Touche LLP

                  24.1             Power of Attorney (see signature page)

                  99.1             Certification of Chief Executive Officer

                  99.2             Certification of Chief Financial Officer

(B) REPORTS ON FORM 8-K

        None.

(C) EXHIBITS

        See in Item 15(a)3.

(D) FINANCIAL STATEMENT SCHEDULES

        See in Item 15(a)2.

                                  NYFIX, INC.

                                   SIGNATURES

        Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities
Exchange Act of 1934,  the  Registrant  has caused this report to be signed this
31st  day of  March  2003  on our  behalf  by the  undersigned,  thereunto  duly authorized.

                                   NYFIX, INC.

                                   By: /s/ Peter Kilbinger Hansen
                                       -----------------------------------------
                                         Peter Kilbinger Hansen
                                         Chairman of the Board
                                               and President
                                         (Chief Executive Officer)

                                POWER OF ATTORNEY

        NYFIX,  Inc.  and  each  of the  undersigned  do  hereby  appoint  Peter
Kilbinger  Hansen and Mark R. Hahn, and each of them severally,  its or his true and lawful attorney to execute on behalf of NYFIX,  Inc. and the undersigned any and all  amendments to this Annual Report on Form 10-K and to file the same with all exhibits  thereto and other  documents  in  connection  therewith,  with the
Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Kilbinger Hansen          Chairman of the Board and President         March 31, 2003
--------------------------          (Principal Executive Officer)
Peter Kilbinger Hansen

/s/ Mark R. Hahn                    Chief Financial Officer and Secretary       March 31, 2003
--------------------------          (Principal Financial Officer and
Mark R. Hahn                        Principal Accounting Officer)

/s/ George O. Deehan                Director                                    March 31, 2003
--------------------------
George O. Deehan

/s/ William J. Lynch                Director                                    March 31, 2003
--------------------------
William J. Lynch

/s/ Carl E. Warden                  Director                                    March 31, 2003
--------------------------
Carl E. Warden

                                  NYFIX, INC.

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

 CERTIFICATIONS
 --------------

I, Peter K. Hansen, certify that:

1.   I have reviewed this annual report on Form 10-K of NYFIX, Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  position,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officer  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed  such  disclosure  controls and  procedures to ensure that material information  relating to the registrant,  including our  consolidated  subsidiaries,  is made  known to us by  others within those  entities,  particularly  during the period in which this annual report is being prepared;

               b) evaluated the  effectiveness  of the  registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c)  presented  in this annual  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

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

6.   The  registrant's  other  certifying  officer and I have  indicated in this annual report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

Date: March 31, 2003

/s/ Peter K. Hansen
-------------------------------------------
Peter K. Hansen
Chairman, President and
Chief Executive Officer

                                  NYFIX, INC.

I, Mark R. Hahn, certify that:

1.   I have reviewed this annual report on Form 10-K of NYFIX, Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  position,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officer  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a) designed  such  disclosure  controls and  procedures to ensure that material information  relating to the registrant,  including our  consolidated  subsidiaries,  is made  known to us by  others within those  entities,  particularly  during the period in which this annual report is being prepared;

               b) evaluated the  effectiveness  of the  registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

               and c) presented in this annual report our conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

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

6.   The  registrant's  other  certifying  officer and I have  indicated in this annual report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

Date: March 31, 2003

/s/ Mark R. Hahn
-------------------------------------------
Mark R. Hahn
Chief Financial Officer

                          Index to Financial Statements

                                                                                 Page

Independent Auditors' Report...................................................  F-2

Financial Statements:

   Consolidated Balance Sheets at December 31, 2002 and 2001...................  F-3

   Consolidated Statements of Operations for the Years Ended
        December 31, 2002, 2001 and 2000.......................................  F-4

   Consolidated Statements of Stockholders' Equity and
        Comprehensive Income (Loss) for the Years Ended
        December 31, 2002, 2001 and 2000.......................................  F-5

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001 and 2000.......................................  F-6

Notes to Consolidated Financial Statements.....................................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Stockholders of NYFIX, Inc.

        We have audited the accompanying  consolidated  balance sheets of NYFIX,
Inc. at December 31, 2002 and 2001, and the related  consolidated  statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the  three  years in the  period  ended  December  31,  2002.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

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
reasonable basis for our opinion.

        In our opinion,  such consolidated  financial statements present fairly, in all material respects,  the financial position of NYFIX, Inc. at December 31,
2002 and 2001,  and the results of its operations and its cash flows for each of the three  years in the  period  ended  December  31,  2002 in  conformity  with accounting principles generally accepted in the United States of America.

                                                           DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 24, 2003

                                                  NYFIX, Inc.
                                          Consolidated Balance Sheets
                               (in thousands, except share and per share amounts)

                                                                                    December 31,
                                                                               ----------------------
                                                                                 2002          2001
                                                                               ---------    ---------
Assets
Current assets:
  Cash and cash equivalents                                                    $  11,213    $   4,968
  Short-term investments                                                          10,727       28,974
  Accounts receivable, less allowances of $1,207 and $511                         16,601       12,949
  Inventory, net                                                                   1,098        1,599
  Due from unconsolidated affiliates                                                 537        5,222
  Deferred income taxes                                                              590          443
  Prepaid expenses and other                                                       2,938        2,139
                                                                               ---------    ---------
      Total current assets                                                        43,704       56,294
Property and equipment, net                                                       18,186       14,366
Goodwill                                                                          70,161           34
Acquired intangible assets, net                                                    9,404         --
Investments in unconsolidated affiliates                                           5,510       27,500
Notes receivable from unconsolidated affiliates                                    1,519        6,043
Other amounts due from unconsolidated affiliates                                   1,002         --
Deferred income taxes                                                              6,181          348
Other assets                                                                       5,150        3,987
                                                                               ---------    ---------
      Total assets                                                             $ 160,817    $ 108,572
                                                                               =========    =========
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                             $   3,729    $   3,848
  Accrued expenses                                                                 5,360        3,530
  Current portion of capital lease obligations                                     1,089          952
  Deferred revenue                                                                 2,561          451
  Other current liabilities                                                          142         --
                                                                               ---------    ---------
      Total current liabilities                                                   12,881        8,781
Long-term portion of capital lease obligations                                       664          549
Other long-term liabilities                                                          207         --
                                                                               ---------    ---------
      Total liabilities                                                           13,752        9,330
                                                                               ---------    ---------
Commitments and contingencies (See Notes)
Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued        --           --
  Common stock, $0.001 par value; 60,000,000 shares authorized;                       32           29
  32,420,558 and 28,869,800 issued
  Additional paid-in capital                                                     161,347      110,498
  Retained earnings                                                                5,276        8,442
  Treasury stock, 1,301,300 shares, at cost                                      (19,100)     (19,100)
  Due from officers                                                                 (597)        (592)
  Accumulated other comprehensive income (loss)                                      107          (35)
                                                                               ---------    ---------
      Total stockholders' equity                                                 147,065       99,242
                                                                               ---------    ---------
      Total liabilities and stockholders' equity                               $ 160,817    $ 108,572
                                                                               =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     NYFIX, Inc.
                        Consolidated Statements of Operations
                       (in thousands, except per share amounts)

                                                                       Year Ended December 31,
                                                               --------------------------------------
                                                                2002             2001          2000
                                                               --------       --------       --------

Revenue:
   Subscription                                                $ 31,715       $ 28,955       $ 15,955
   Sale                                                           8,517          8,123          5,089
   Service contract                                               8,471          4,319          2,936
   Transaction                                                    7,109            --             --
                                                               --------       --------       --------
     Total revenue                                               55,812         41,397         23,980
                                                               --------       --------       --------
Cost of Revenue:
   Subscription                                                  16,105         12,027          7,557
   Sale                                                           2,072            894            670
   Service contract                                               1,918          1,239            675
   Transaction                                                    6,615            --             --
                                                               --------       --------       --------
     Total cost of revenue                                       26,710         14,160          8,902
                                                               --------       --------       --------

Gross Profit:
   Subscription                                                  15,610         16,928          8,398
   Sale                                                           6,445          7,229          4,419
   Service contract                                               6,553          3,080          2,261
   Transaction                                                      494           --              --
                                                               --------       --------       --------
     Total gross profit                                          29,102         27,237         15,078
                                                               --------       --------       --------
Operating Expense:
   Selling, general and administrative                           29,884         12,239          7,584
   Research and development                                       1,386            452            454
   Depreciation and amortization                                  4,870          1,406            565
                                                               --------       --------       --------
     Total operating expense                                     36,140         14,097          8,603
                                                               --------       --------       --------
(Loss) income from operations                                    (7,038)        13,140          6,475

Interest expense                                                   (262)          (343)          (333)
Investment income                                                   666            780            156
Other expense                                                      (621)           (14)           (20)
                                                               --------       --------       --------
(Loss) income  before income tax (benefit)                       (7,255)        13,563          6,278
   provision and minority interest
Income tax (benefit) provision                                   (3,783)         5,427            601
                                                               --------       --------       --------
(Loss) income before minority interest                           (3,472)         8,136          5,677
Minority interest in NYFIX Millennium, net of tax of $195           306            --             --
                                                               --------       --------       --------
Net (loss) income                                              $ (3,166)      $  8,136       $  5,677
                                                               ========       ========       ========

Basic (loss) income per common share                           $  (0.11)      $   0.30       $   0.23
                                                               ========       ========       ========
Basic weighted average common shares outstanding                 30,126         26,784         24,480
                                                               ========       ========       ========
Diluted (loss) income per common share                         $  (0.11)      $   0.29       $   0.21
                                                               ========       ========       ========
Diluted weighted average common shares outstanding               30,126         28,542         26,425
                                                               ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                      (in thousands, except share amounts)

                                                                                                              Retained
                                                      Common stock issued                                     earnings
                                              --------------------------------         Additional          (accumulated
                                                Shares               Par value       paid-in capital          deficit)
                                              ----------             ----------      ---------------        ------------
Balance January 1, 2000                       23,854,837             $       24      $        35,863        $     (5,371)
Net income and
  comprehensive income                                 -                      -                    -               5,677
Payment for fractional shares                          -                      -                   (4)                  -
Exercise of stock options and warrants         1,254,713                      1                3,988                   -
Issuance of warrants                                   -                      -                   76                   -
Advances to officers, net                              -                      -                    -                   -
Tax benefit from exercise of
  stock options                                        -                      -                2,635                   -
                                              ----------                -------      ---------------        ------------
Balance December 31, 2000                     25,109,550                     25               42,558                 306
Comprehensive income:
Net income                                             -                      -                    -               8,136
Net unrealized loss on
  available-for-sale securities                        -                      -                    -                   -

Total comprehensive income

Exercise of stock options                        384,250                      -                2,223                   -
Issuance of common stock                       3,376,000                      4               65,261                   -
Issuance of warrants                                   -                                          44                   -
Payments from officers, net                            -                      -                    -                   -
Purchase of treasury stock
   (1,301,300 shares)                                  -                      -                    -                   -
Tax benefit from exercise of
  stock options                                        -                      -                  412                   -
                                              ----------                -------      ---------------        ------------
Balance December 31, 2001                     28,869,800                     29              110,498               8,442
Comprehensive loss:
Net loss                                               -                      -                    -              (3,166)
Net unrealized gain on
  available-for-sale securities                        -                      -                    -                   -

Total comprehensive loss

Exercise of stock options                        169,612                      -                  477                   -
Issuance of common stock                       3,381,146                      3               50,272                   -
Advances to officers, net                              -                      -                    -                   -
Tax benefit from exercise of
  stock options                                        -                      -                  100                   -
                                              ----------                -------      ---------------        ------------
Balance December 31, 2002                     32,420,558                $    32      $       161,347        $      5,276
                                              ==========                =======      ===============        ============

                                                                          Accumulated other    Total
                                                Treasury     Due from      comprehensive     stockholders'
                                                 stock       officers       income (loss)       equity
                                               ---------      -------     ----------------   ----------
Balance January 1, 2000                         $      -     $   (632)    $              -   $   29,884
Net income and
  comprehensive income                                 -            -                    -        5,677
Payment for fractional shares                          -            -                    -           (4)
Exercise of stock options and warrants                 -            -                    -        3,989
Issuance of warrants                                   -            -                    -           76
Advances to officers, net                              -          (30)                   -          (30)
Tax benefit from exercise of
  stock options                                        -            -                    -        2,635
                                               ---------      -------     ----------------   ----------
Balance December 31, 2000                              -         (662)                   -       42,227
Comprehensive income:
Net income                                             -            -                    -        8,136
Net unrealized loss on
  available-for-sale securities                        -            -                  (35)         (35)
                                                                                             ----------
Total comprehensive income                                                                        8,101
                                                                                             ----------
Exercise of stock options                              -            -                    -        2,223
Issuance of common stock                               -            -                            65,265
Issuance of warrants                                   -            -                    -           44
Payments from officers, net                            -           70                    -           70
Purchase of treasury stock
   (1,301,300 shares)                            (19,100)           -                    -      (19,100)
Tax benefit from exercise of
  stock options                                        -            -                    -          412
                                               ---------      -------     ----------------   ----------
Balance December 31, 2001                        (19,100)        (592)                 (35)      99,242
Comprehensive loss:                                                                                   -
Net loss                                               -            -                    -       (3,166)
Net unrealized gain on
  available-for-sale securities                        -            -                  142          142
                                                                                             ----------
Total comprehensive loss                                                                         (3,024)
                                                                                             ----------
Exercise of stock options                              -            -                    -          477
Issuance of common stock                               -            -                    -       50,275
Advances to officers, net                              -           (5)                   -           (5)
Tax benefit from exercise of
  stock options                                        -            -                    -          100
                                               ---------      -------     ----------------   ----------
Balance December 31, 2002                      $ (19,100)     $  (597)    $            107   $  147,065
                                               =========      =======     ================   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NYFIX, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         Year Ended December 31,
                                                                    2002        2001          2000
                                                                --------      --------      --------

Cash flows from operating activities:
  Net (loss) income                                             $ (3,166)     $  8,136      $  5,677
  Adjustments to  reconcile  net (loss)  income to net cash
   provided by operating activities:
    Depreciation and amortization                                 11,661         6,465         3,697
    Deferred income taxes                                         (2,540)        1,473          (585)
    Provision for bad debts                                        1,146           233           416
    Equity in loss of unconsolidated affiliates                      612          --            --
    Minority interest in NYFIX Millennium                           (306)         --            --
    Changes in assets and liabilities (net of business
    acquisitions):
     Accounts receivable                                            (703)       (1,124)       (5,385)
     Inventory                                                       501           143          (439)
     Prepaid expenses and other                                     (892)       (1,292)         (212)
     Deferred revenue                                               (598)       (5,696)        2,969
     Accounts payable, accrued expenses and other                 (1,567)        2,286         3,220
      liabilities
     Other, net                                                      (13)           (1)           48
                                                                --------      --------      --------
      Net cash provided by operating activities                    4,135        10,623         9,406
                                                                --------      --------      --------
Cash flows from investing activities:
  Purchases of short-term investments                            (10,631)      (91,183)         --
  Proceeds from sales of short-term investments                   32,992        62,150          --
  Capital expenditures for property and equipment                 (4,566)       (7,121)       (6,084)
  Capitalization of product enhancement costs and other           (2,829)       (2,744)       (2,180)
  Proceeds from sale of equipment                                    387          --            --
  Payments for acquisitions, net of cash acquired                 (6,795)         --            --
  Investments in unconsolidated affiiliates                       (5,000)         --            --
  Loans and advances to unconsolidated affiiliates, net of          (362)       (9,237)       (1,123)
   repayments
 (Advances to) payments from officers                               (371)           72            (4)
                                                                --------      --------      --------
      Net cash provided by (used in) investing activities          2,825       (48,063)       (9,391)
                                                                --------      --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations             (1,192)         (846)         (200)
   Repayment of borrowings                                          --          (2,000)         (500)
   Purchases of treasury stock                                      --         (19,100)         --
   Net proceeds from issuance of common stock                        477        59,487         3,986
                                                                --------      --------      --------
      Net cash (used in) provided by financing activities           (715)       37,541         3,286
                                                                --------      --------      --------
Net increase in cash and cash equivalents                          6,245           101         3,301
Cash and cash equivalents, beginning of year                       4,968         4,867         1,566
                                                                --------      --------      --------
Cash and cash equivalents, end of year                          $ 11,213      $  4,968      $  4,867
                                                                ========      ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        NYFIX, Inc., (together with its subsidiaries, the "Company"), founded in
1991,  provides  electronic  trading  technology  infrastructure  and  execution services to the  professional  trading  segment of the brokerage  industry.  The
Company's  products and services  automate  institutional  trading  workflows by streamlining data entry and seamlessly  integrate electronic order and execution handling.  The Company  offers a complete  electronic  desktop order  management solution, stationary and wireless handheld exchange floor technology, and a high volume trade execution platform. The Company's products deliver straight through processing for front,  middle and back office trade  information  handling.  The
Company  delivers our products mainly as a service bureau offering and maintains an  extensive  data  center  with a network  of  electronic  circuits  that link
industry   participants   together  and  provide  access  to  the  domestic  and
international  equities  and  derivatives  markets.  Headquartered  in Stamford,
Connecticut,  the  Company  has  additional  offices in New York  City,  London,
Chicago and San Francisco.

PRINCIPLES OF CONSOLIDATION

        The accompanying  consolidated financial statements include the accounts of  NYFIX,  Inc.  and its  majority-owned  and  wholly-owned  subsidiaries.  All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

        Prior  to  February  1,  2002,  the  Company's  50%  ownership  in NYFIX
Millennium,  L.L.C.  ("NYFIX  Millennium")  was  accounted  for under the equity method.  The Company's  ownership of EuroLink  Network,  Inc.  ("EuroLink")  and
Renaissance Trading  Technologies,  LLC ("Renaissance") was accounted for by the equity  method,  since the  Company  has the  ability  to  exercise  significant influence over the operating and financial policies of those companies.

USE OF ESTIMATES

        The  preparation of financial  statements in conformity  with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions  that affects the reported  amounts of assets and liabilities,  the disclosure of contingent  assets and liabilities at the dates of the consolidated  financial  statements and the reported amounts of  revenue  and  expense  during  the  reporting  periods  in the  consolidated
financial   statements  and  accompanying   notes.  The  estimates  include  the
collectibility of accounts receivable,  the use and recoverability of inventory, the useful  lives of  tangible  and  intangible  assets and the  realization  of deferred tax assets,  among others.  The markets for the Company's  products are characterized  by  intense  competition,  rapid  technological  development  and pricing  pressures,  all of which could affect the future  realizability  of the
Company's  assets.  Estimates and assumptions are reviewed  periodically and the effects of revisions are reflected in the consolidated  financial  statements in the period they are determined to be necessary. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain   reclassifications   have  been   made  in  the  prior   years'
consolidated financial statements to conform to the current year's presentation.
In connection therewith,  the Company reclassified certain operating expenses to cost of revenue, during the years ended December 31, 2001 and 2000.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

REVENUE RECOGNITION

        The  Company's  revenue is  comprised  of  subscription,  sale,  service contract, and transaction components.

        Subscription   revenue  contracts  are  generally  for  leasing  of  the
Company's equipment and use of its NYFIX Network, with an initial term of one to three years with automatic  renewal  periods  unless the Company  receives prior notice of cancellation. Under the terms of the subscription contracts, customers are typically  invoiced a flat periodic  charge after initial  installation  and acceptance.  Revenue  related to these  contracts is recognized over the initial term of the contract on a straight-line  basis. The Company also includes within its subscription revenue, telecommunication and other charges, which the Company provides  to the  customer  at  cost  plus a  normal  profit.  Such  revenue  is recognized  as the  services  are  provided.  As the  Company  has no history of
significant   cancellations,   the  Company   does  not  record  a  reserve  for
cancellations.

        Sale  revenue,  which is  comprised  of software  and capital  equipment sales,  is  recognized  when the  software and  equipment  have been shipped and accepted  by the  customer  and when other  contractual  obligations,  including installation if applicable,  have been satisfied and collection of the resulting receivable is reasonably  assured.  As the Company has no history of significant sales  returns,  the  Company  does not record a reserve  for sales  returns and allowances.

        Service contract  revenue,  which is comprised of maintenance  contracts for  subscription  equipment and software and capital  equipment,  is recognized over the  contract  period  on a  straight-line  basis.  Service  contracts  for subscription equipment are generally co-terminus with the subscription contract.
Service  contracts  for  software and capital  equipment  are  generally  for an initial  term of one year with  automatic  renewal  periods  unless the  Company receives prior notice of cancellation.

        Transaction  revenue  contracts  provide for  transaction  or  execution services,  which are  comprised of a usage or  transaction-based  fee for trades executed through the Company's broker-dealer operations. Revenue on contracts is generally  invoiced  in  arrears  and  recognized  in the  period in which it is
earned.  The  Company   periodically   enters  into  contracts,   which  include
subscription equipment and telecommunication charges to be invoiced at a minimum transaction-based  fee.  The  Company  accounts  for  these  contracts  as  both subscription  revenue,  for its minimal fee, and  transaction  revenue,  for the amount  earned in excess of its minimal fee. The Company  values the minimal fee as the fair value of similar subscription equipment leased and telecommunication charges provided to similar customers.

        Certain   subscription  and  service  contract  agreements  provide  for invoicing  in advance  of the  service  being  performed,  generally  quarterly.
Revenue on contracts  invoiced in advance is deferred and  recognized as revenue over the period earned and is included in "deferred revenue" in the accompanying consolidated  balance sheets.  Shipping,  handling and installation  charges, if any,  are  generally  invoiced to a customer  and are  included in revenue  upon completion of the installation.

        The Company  periodically enters into arrangements that include multiple deliverables,  which  typically  consist  of the sale of  software  and  capital equipment with additional services,  such as installation,  training and service among others. Services provided subsequent to initial delivery and installations are typically invoiced  separately.  The Company accounts for each element of an arrangement with multiple deliverables separately. The arrangement consideration is allocated to each element  based on the relative fair values of each element.
Vendor  specific  objective  evidence  for fair value of services  is  primarily determined by reference to renewal pricing.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

COST AND EXPENSE

        Inbound freight charges are included in inventory. When the inventory is sold, the cost of inventory,  including the inbound freight charges, is relieved and charged to cost of revenue.  When the inventory is leased on a  subscription basis, the cost of inventory, including the inbound freight charges, is relieved and transferred to a subscription and service bureau equipment  account included within "property and equipment,  net" in the accompanying  consolidated  balance sheets. The cost of the leased subscription and service bureau equipment is then depreciated  over the estimated  useful life of the equipment.  The depreciation expense related to this equipment is included in cost of subscription revenue in the accompanying consolidated statements of operations.

        The Company  operates  data  centers  where it maintains  equipment  and infrastructure  to support  its  operations.  Telecommunication  and other costs incurred  on behalf of its  customers  and costs to maintain  the data  centers, including  depreciation and amortization of assets utilized by the data centers, are recognized as either a cost of subscription or cost of transaction  revenue, as appropriate.

        Research and  development  costs are  expensed as incurred.  These costs consist  primarily of salaries and related costs for  technical and  programming personnel.  Research and development expense was $1.4 million, $0.5 million, and
$0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company expenses advertising costs as incurred.  Advertising expense was $1.0 million,  $0.2 million,  and $0.2 million for the years ended  December
31, 2002, 2001 and 2000, respectively.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The Company  considers all highly liquid  investments with maturities of three months or less to be cash equivalents.  The short-term investments consist of auction rate  certificates  and mutual funds.  Such investments are stated at fair value as determined  by the most recently  traded price of each security at the balance sheet date. The Company's  short-term  investments are classified as available-for-sale  securities  under the  provisions  of Statement of Financial
Accounting  Standards  ("SFAS") No. 115,  ACCOUNTING FOR CERTAIN  INVESTMENTS IN
DEBT AND EQUITY SECURITIES.

        Management determines the appropriate  classification of its investments in debt and equity  securities  at the time of  purchase  and  reevaluates  such determinations  at each balance sheet date.  Available-for-sale  securities  are carried at fair value, with the unrealized gains or losses, net of tax, reported
as  other   comprehensive   income  (loss)  and  as  a  separate   component  of
stockholders'   equity.  Sales  of  securities  are  recorded  by  the  specific identification method.

        The cost basis of short-term  investments  at December 31, 2002 and 2001 was $10.5 million and $29.0 million, respectively.

ACCOUNTS RECEIVABLE

        Accounts  receivable  are stated at net  realizable  value by  recording allowances for those accounts  receivable  amounts that the Company believes are uncollectible.  The Company's estimate of its allowance for doubtful accounts is
based  on  collection  experience,   which  includes  analyzing  prior  accounts
receivable  written-off and reviewing the aging of the accounts receivable.  The
Company's allowance for doubtful accounts includes amounts for specific accounts that are  believed  to be  uncollectible,  as well as  amounts  that  have  been computed by applying  certain  percentages  based on historical loss trends,  to certain accounts  receivable aging  categories,  net of accounts  receivable for

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

which revenue recognition has been deferred.

BUSINESS CONCENTRATIONS AND CREDIT RISK

        The   Company's   revenue  is  derived  from  the   financial   services
marketplace,  primarily  the brokerage  community.  As of and for the year ended
December 31, 2002, one customer accounted for 11% of accounts receivable, but no customer  accounted  for more than 10% of revenue.  As of and for the year ended
December 31, 2001, one customer accounted for 12% of revenue and 16% of accounts receivable another customer  accounted for 10% of revenue,  and a third customer accounted for 15% of accounts receivable.  As of and for the year ended December
31, 2000, no customer accounted for more than 10% of revenue or more than 10% of accounts receivable.

INVENTORY VALUATION

        Inventory consists of parts,  finished goods and materials and is stated
at  the  lower  of  cost,  determined  on an  average  cost  basis,  or  market.
Provisions, when required, are made to reduce excess and obsolete inventories to the estimated net realizable values.  Inventory  provisions are calculated using management's best estimate of inventory value based on the age of the inventory, quantities on hand compared with  historical and projected usage and current and anticipated demand.

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost less accumulated  depreciation.
Included  in  equipment  are certain  costs  related to the  development  of the
Company's  NYFIX  Network  to  support  its   subscription   and  service  based
businesses.

BUSINESS COMBINATIONS AND GOODWILL

        Business  combinations  are accounted  for under the purchase  method of accounting and include the results of operations of the acquired businesses from the dates of their respective acquisition. Net assets of acquired businesses are recorded  at their fair value at the date of  acquisition.  Goodwill  represents acquisition  costs in  excess  of the fair  value of net  assets  acquired.  The
Company adopted SFAS No. 142,  GOODWILL AND OTHER INTANGIBLE  ASSETS,  effective
January 1, 2002,  which  requires  that  goodwill and certain  other  intangible assets having indefinite lives not be amortized to income, but instead be tested for  impairment  annually as well as on an interim basis if events or changes in circumstances  indicate that goodwill  might be impaired.  Effective  October 1,
2002, the Company  performed its annual test for impairment using the discounted cash  flow  valuation  method.  There  was no  impairment  to the  value  of the
Company's recorded goodwill.

CAPITALIZED PRODUCT ENHANCEMENT COSTS

        The Company capitalizes  certain costs of internally  developed software as product  enhancement costs.  Internally  capitalized costs consist of payroll and payroll related costs,  purchased  materials and services and software to be used  within  the  Company's  products.  The  Company  defers  those  costs that significantly  enhance the marketability or significantly extend the life of the
Company's  products.  Management  is  required to use  professional  judgment in determining  whether product  enhancement  costs meet the criteria for immediate expense or  capitalization,  in accordance with SFAS No. 86,  ACCOUNTING FOR THE
COSTS OF COMPUTER SOFTWARE TO BE SOLD,  LEASED, OR OTHERWISE  MARKETED.  Product
enhancement costs are amortized using the straight-line method over three years.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

LONG-LIVED ASSETS

        The Company reviews the carrying value of long-lived  assets,  including property and  equipment,  intangible  assets,  investments  and other  long-term amounts due from  unconsolidated  affiliates and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.  If such an event or circumstances  occurs, the related estimated fair value of the assets would be compared to the carrying amount,  and if needed,  the Company would record an impairment to the extent by which the  carrying  amount  exceeds  the fair value of the asset.  There was no impairment of long-lived  assets recorded for the years ended December 31, 2002,
2001 and 2000.

INCOME TAXES

        Income taxes are  accounted  for under the asset and  liability  method.
Under this method,  deferred tax assets and liabilities are recognized  based on the  estimated  future tax  consequences  of  differences  between the financial statement  carrying  amounts of assets and liabilities and their  respective tax bases.  Deferred tax assets and liabilities are measured using presently enacted tax rates in effect for the periods the temporary differences are expected to be settled. A valuation allowance is established, as needed, to reduce net deferred tax  assets  to their  realizable  value.  A  valuation  allowance  has not been established for the Company's deferred tax assets, as the Company believes it is more likely than not that they will be realized.

FINANCIAL INSTRUMENTS

        The  carrying  value for all  current  assets  and  current  liabilities approximates fair value because of their short-term nature.

FOREIGN CURRENCY TRANSLATION

        The Company's functional currency is the U.S. dollar.  Accordingly,  the monetary  assets and  liabilities  of the London  operation  are  translated  at year-end exchange rates while non-monetary assets and liabilities are translated at  historical  rates.  Revenue and expense are  translated  at average rates in effect during the year,  except for  depreciation  and cost of sales,  which are translated at historical rates. The resulting currency  translation gain or loss is included in the results of operations.

COMPREHENSIVE INCOME (LOSS)

        The Company reflects other comprehensive  income (loss),  which consists of unrealized gains and losses on available-for-sale  securities,  as a separate component  of  stockholders'  equity  as  required  by SFAS No.  130,  REPORTING
COMPREHENSIVE INCOME.

STOCK-BASED EMPLOYEE COMPENSATION

        The Company  accounts for its stock-based  employee  compensation  plans under the recognition and measurement  provisions of Accounting Principles Board
Opinion  ("APB") No. 25,  ACCOUNTING  FOR STOCK ISSUED TO EMPLOYEES  and related interpretations. The Company does not recognize stock-based compensation expense in its reported results as all stock options granted had an exercise price equal to the fair  value of the  underlying  common  stock on the date of  grant.  The following  table  illustrates  the effect on net (loss) income and (loss) income per share if the Company had applied the fair value recognition provisions of

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

SFAS No. 123, as required by SFAS No. 148, to stock-based employee compensation
(also see Note 15):

                                                                          Year Ended December 31,
                                                        ---------------------------------------------------
                                                           2002                2001                  2000
                                                        ---------------------------------------------------
                                                                   (in thousands, except per share amounts)

Net (loss) income, as reported                          $  (3,166)          $   8,136             $   5,677
Compensation expense based on the fair value
   method, net of tax                                      (4,553)             (7,948)               (7,327)
                                                        ---------           ---------             ---------
Pro forma net (loss) income                             $  (7,719)          $     188             $  (1,650)
                                                        =========           =========             =========

Basic (loss) income per common share:
   As reported                                          $   (0.11)          $    0.30             $    0.23
                                                        =========           =========             =========
   Pro forma                                            $   (0.26)          $    0.01             $   (0.07)
                                                        =========           =========             =========

Diluted (loss) income per common share:
   As reported                                          $   (0.11)          $    0.29             $    0.21
                                                        =========           =========             =========
   Pro forma                                            $   (0.26)          $    0.01             $   (0.07)
                                                        =========           =========             =========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In October  2001,  the Financial  Accounting  Standards  Board  ("FASB")
issued SFAS No. 144,  ACCOUNTING  FOR THE  IMPAIRMENT  OR DISPOSAL OF LONG-LIVED
ASSETS,  which  supercedes  SFAS  No.  121,  ACCOUNTING  FOR THE  IMPAIRMENT  OF
LONG-LIVED  ASSETS  AND  FOR  LONG-LIVED  ASSETS  TO BE  DISPOSED  OF,  and  the
accounting  and  reporting  provisions  of APB No. 30,  REPORTING THE RESULTS OF
OPERATIONS - REPORTING  THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS,  AND
EXTRAORDINARY,  UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS,  for
the  disposal  of a segment  of a  business.  SFAS No. 144  retains  many of the provisions  of  SFAS  No.  121,  but  addresses  certain  implementation  issues associated  with that  Statement.  SFAS No. 144 is  effective  for fiscal  years beginning  after December 15, 2001.  The Company  adopted SFAS No. 144 effective
January 1, 2002. The adoption of SFAS No. 144 did not have a material  effect on the Company's financial position, results of operations or cash flows.

        In  April  2002,  the  FASB  issued  SFAS No.  145,  RESCISSION  OF FASB
STATEMENTS  NO. 4, 44 AND 64,  AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
CORRECTIONS.  SFAS No. 145  eliminates  extraordinary  accounting  treatment for reporting  gains or losses on debt  extinguishment,  and amends  other  existing authoritative  pronouncements to make various technical corrections. The Company adopted SFAS No. 145 effective January 1, 2003. The adoption of SFAS No. 145 did not have a  material  effect on the  Company's  financial  position,  results of operations or cash flows.

        In July 2002,  the FASB  issued  SFAS No.  146,  ACCOUNTING  FOR EXIT OR
DISPOSAL ACTIVITIES.  SFAS No. 146 requires recording costs associated with exit or disposal  activities at their fair values when a liability has been incurred.
Under  previous  guidance,  certain exit costs were  accrued  upon  management's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal  activities  initiated after December 31, 2002. The Company does not expect that adoption of SFAS No. 146 will have a material effect on its financial position, results of operations or cash flows.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus  on No.  00-21,  ACCOUNTING  FOR REVENUE  ARRANGEMENTS  WITH  MULTIPLE
DELIVERABLES.   EITF  No.  00-21  applies  to  certain   contractually   binding
arrangements   under  which  a  company  performs  multiple  revenue  generating activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  EITF No. 00-21 is effective  for revenue  arrangements entered into in fiscal  periods  beginning  after June 15, 2003.  The Company is evaluating  the provisions of EITF No. 00-21 and whether the  implementation  of this statement will have a material effect on the Company's  financial position, results of operations or cash flows.

        In  November  2002,  the FASB  issued  FASB  Interpretation  ("FIN") 45,
GUARANTOR'S  ACCOUNTING AND DISCLOSURE  REQUIREMENTS  FOR GUARANTEES,  INCLUDING
INDIRECT  GUARANTEES OF INDEBTEDNESS OF OTHERS.  FIN 45 disclosure  requirements are  effective  for the year ended  December 31, 2002 and other  provisions  are effective for 2003. The interpretation  requires additional  disclosure relating to guarantees and in some cases requires the  recognition of a liability for the fair value of certain  guarantees.  The  adoption of FIN 45 had no effect on the
Company, as it does not guarantee the liabilities of others.

        In  December  2002,  the  FASB  issued  SFAS  No.  148,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION - TRANSITION AND DISCLOSURE.  SFAS No. 148 amends SFAS
No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition  for  companies  that  voluntarily  change to the fair value based method of accounting for stock-based  employee  compensation.  SFAS No. 148 also amends  the  disclosure  provisions  of SFAS  No.  123 and APB No.  28,  INTERIM
FINANCIAL  REPORTING,  to  require  disclosure  in the  summary  of  significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and income per share in annual and interim financial  statements.  The disclosure  provisions of SFAS
No. 148 are effective for both interim and annual  periods ending after December
15, 2002. The Company has adopted the  disclosure  provisions of SFAS No. 148 at
December 31, 2002.

        In January  2003,  the FASB  issued FIN 46,  CONSOLIDATION  OF  VARIABLE
INTEREST  ENTITIES,   which  requires  the  consolidation  of  certain  entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE  when it has  equity  investors  which  lack the  characteristics  of a controlling  financial interest,  or its capital is insufficient to permit it to finance  its  activities  without  additional  subordinated  financial  support.
Consolidation of a VIE by an investor is required when it is determined that the investor will absorb a majority of the VIE's expected losses or residual returns if they occur.  FIN 46 provides  certain  exceptions  to these rules,  including qualifying special purpose entities subject to the requirements of SFAS No. 140,
ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL  ASSETS AND  EXTINGUISHMENTS
OF  LIABILITIES.  VIEs  created  after  January  31,  2003 must be  consolidated immediately,  while  VIEs  that  existed  prior  to  February  1,  2003  must be consolidated as of July 1, 2003. The Company is evaluating the provisions of FIN
46 and  whether  the  implementation  of  this  statement,  with  regard  to the
Company's  unconsolidated  affiliates,  will  have  a  material  effect  on  the
Company's financial position, results of operations or cash flows.

2.      INVENTORY

        Inventory consisted of the following:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                December 31,
                                                           ---------------------
                                                            2002           2001
                                                           ------         ------
                                                              (in thousands)

Parts and materials                                        $  912         $1,120
Work in process                                                52            152
Finished goods                                                294            409
                                                           ------         ------
     Total inventory, gross                                $1,258         $1,681
Less: Allowance for obsolescence                              160             82
                                                           ------         ------
     Total inventory, net                                  $1,098         $1,599
                                                           ======         ======

3.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

                                                   December 31,
                                                 -----------------
                                                  2002      2001     Useful Lives
                                                 -------   -------   ------------
                                                   (in thousands)

Computer software                                $ 4,042   $ 1,124   4 - 5 years
Leasehold improvements                             1,943     1,312   2 - 8 years
Furniture and equipment                            5,757     3,253   3 - 7 years
Subscription and data center equipment            22,868    18,428   3 - 5 years
                                                 -------   -------
     Total property and equipment, gross          34,610    24,117
Less: Accumulated depreciation                    16,424     9,751
                                                 -------   -------
     Total property and equipment, net           $18,186   $14,366
                                                 =======   =======

        Assets held under capital leases, included in above, consisted of the following:

                                                     December 31,
                                                   --------------
                                                    2002     2001   Useful Lives
                                                   ------   ------  ------------
                                                    (in thousands)

Furniture and equipment                            $  115   $ --     3 - 5 years
Data center equipment                               2,969    2,547   3 - 5 years
                                                   ------   ------
     Total property and equipment held under
        capital leases, gross                       3,084    2,547
Less: Accumulated depreciation                      1,018      629
                                                   ------   ------
     Total property and equipment held under
        capital leases, net                        $2,066   $1,918
                                                   ======   ======

        Depreciation  and  amortization  expense for property and  equipment was
$7.7  million,  $4.7 million and $2.5  million for the years ended  December 31,
2002, 2001 and 2000, respectively.  Of these amounts, $4.4 million, $3.3 million and $2.0  million  for the  years  ended  December  31,  2002,  2001  and  2000, respectively,  were included in cost of revenue. Amortization expense for assets held under capital leases included above was $1.2 million, $0.5 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

4.      ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

ACQUISITIONS

NYFIX MILLENNIUM

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.  The system  aims to provide  high  quality  execution  for clients through computerized matching technologies. NYFIX Millennium offers users access to multiple  liquidity points through a single terminal,  complete anonymity and
invisibility,   intelligent   order  routing  and  the   opportunity  for  price
improvement and liquidity  enhancement.  NYFIX Millennium  provides an efficient way for major  financial  institutions  and  traders  to obtain  the best  match available for their transactions in the listed equities marketplace.

        In September 1999,  NYFIX  Millennium was formed as a limited  liability company, by the Company and seven  international  investment banks and brokerage firms,  consisting of Deutsche Bank, ABN Amro Securities (formerly ING Barings),
Lehman Brothers,  Morgan Stanley Dean Witter Equity  Investments Ltd.,  Alliance
Capital  Management  (formerly  Sanford C.  Bernstein & Co.),  Societe  Generale
Investment  Corporation  (formerly  SG  Cowen)  and UBS  Warburg  (the  "Initial
Partners").  Each  of the  Initial  Partners  invested  $2.0  million  in  NYFIX
Millennium in exchange for 25,000 units of NYFIX Millennium, collectively owning a 50% membership interest in NYFIX Millennium. The Company invested $2.0 million and owned the  remaining  50%. In addition,  the Company  purchased an option to buy, from the Initial Partners,  an additional 30% membership  interest in NYFIX
Millennium  (the  "Option"),  for which  the  Company  paid each of the  Initial
Partners  281,250 shares of its common stock.  The Option allowed the Company to increase  its  membership  interest in NYFIX  Millennium  up to 80% of the total membership  interest  through the  exchange of one share of its common stock for each unit of NYFIX Millennium purchased, subject to certain adjustments.

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
25,000 units of NYFIX  Millennium.  The Company  maintained  its 50%  membership interest in NYFIX  Millennium in exchange for reducing  certain of its rights to share  in 4% of the  future  dividend  distributions  of NYFIX  Millennium.  The
Company  issued  94,000 shares of its common stock to each New Partner in return for the same Option noted above, with LabMorgan Corporation (as the successor to two partners) receiving 188,000 shares.

        At December 31, 2001,  the Company's  investment in NYFIX  Millennium of
$27.5  million  consisted  of  $25.5  million  of  shares  of its  common  stock
(1,968,750  shares in 1999 of the Company's  common stock at $8.89 per share and
376,000  shares in March and April 2001 of the Company's  common stock at $21.28 per share) and the Company's  capital cash  contribution  of $2.0  million.  The
Company's funded certain  operating costs and capital  expenditures on behalf of
NYFIX  Millennium.  Such  advances of $5.2 million  were  reflected as "due from unconsolidated  affiliates" on the  accompanying  consolidated  balance sheet at
December  31, 2001.  In  addition,  the Company  loaned to NYFIX  Millennium  an aggregate of $11.0  million,  plus accrued  interest,  of which $5.0 million was loaned in 2002.  The $6.0  million  loaned in 2001,  plus accrued  interest,  is
reflected  in  "notes   receivable  from   unconsolidated   affiliates"  on  the
accompanying consolidated balance sheet at December 31, 2001.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        On January 23, 2002, the Company  notified the Initial  Partners and New
Partners that the Company would exercise its Option, effective February 1, 2002.
In exchange  for the  increased  membership  interest in NYFIX  Millennium,  the
Company  paid the Initial  Partners  and New  Partners an  aggregate  of 296,250 shares of the  Company's  common stock with a fair value of $4.5  million,  with each  Initial  Partner  receiving  33,750  shares of  common  stock and each New
Partner  receiving  15,000  shares of common  stock.  As a result,  the  Company increased its ownership of NYFIX Millennium to 80%. The results of operations of
NYFIX  Millennium  have been  included  in the  accompanying  2002  consolidated statement of  operations  since the  acquisition  date.  All advances and loans, including accrued interest, have been eliminated in consolidation  commencing on
February 1, 2002.  The excess of the  purchase  price over the fair value of the net assets acquired was $27.8 million and has been recorded as goodwill. Some of the  Company's  key  considerations  for the  acquisition  of  NYFIX  Millennium included  NYFIX  Millennium's  growth  in  revenue,  the  attractiveness  of the synergies we anticipated with the Company's  recently-acquired NYFIX Transaction
Services  broker-dealer,  and the  Company's  ability  to  exercise  significant control over NYFIX Millennium's operations.

        Pursuant to the NYFIX Millennium  Operating  Agreement,  as amended, the first $22.0 million in NYFIX  Millennium  operating  losses since  inception was allocated to the Initial Partners and New Partners,  which equaled the extent of their capital  contribution to NYFIX Millennium.  The minority interest in NYFIX
Millennium  disclosed on the accompanying  consolidated  statement of operations for the year ended December 31, 2002 reflects the allocation of NYFIX Millennium losses to the Initial  Partners and New Partners post  acquisition to the extent of their capital contribution, thereby reducing their minority interest to zero.
In addition,  the Company has recognized  NYFIX  Millennium  operating losses of
$6.0  million for the year ended  December  31,  2002,  which were $4.0  million greater than the  Company's  capital  contribution  of $2.0  million.  While the
Company expects NYFIX Millennium to be profitable in the future, there can be no assurances of such profitability.  As a result, the Company has not allocated to the Initial  Partners and New Partners their pro rata share of NYFIX  Millennium losses  in  excess  of the  Company's  capital  contribution,  aggregating  $1.0 million, at December 31, 2002, since the Company cannot assure recoverability of the asset  that  such an  allocation  would  create.  At such  time  when  NYFIX
Millennium  achieves  profitability,  24% of its profits,  net of the  Company's recovering its over-allocated  losses, will be allocated to the Initial Partners and New Partners.

JAVELIN

        Javelin Technologies, Inc. ("Javelin") is a provider of electronic trade communication  technology and FIX protocol  technology.  The FIX protocol is the messaging standard underlying language,  which was developed to enable real-time electronic trading and communications. In utilizing the FIX protocol technology, companies can eliminate the high costs and associated  risks of developing their own proprietary network links and implementing a non-standard protocol.

        On March 31, 2002,  the Company  acquired  100% of the capital  stock of
Javelin. Some of the Company's key considerations for the acquisition of Javelin include: increased connectivity to the buy-side institutional market,

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        consolidated  product  offering,  cross-selling  of  core  products  and transaction  services,  and a single point of electronic  exchange access across all major domestic and international equity and derivatives exchanges.

        The Company  financed the  transaction  with a combination  of (i) $10.0 million in net cash; (ii) 2,784,896 shares of common stock of the Company having a fair value of $41.2  million;  and (iii) 493,699 shares of common stock of the
Company having a fair value of $3.5 million  reserved for issuance upon exercise
of  Javelin  stock  options  assumed  by  the  Company.   The  Company  incurred
approximately  $1.2 million in costs directly  associated with the  acquisition, which  were  included  in the  overall  consideration.  The cash  portion of the purchase price was financed through  available  funds. In addition,  the Company agreed to issue  additional  shares to the Javelin  stockholders  contingent  on attainment  of certain  2002  revenue  targets.  The  revenue  targets  were not achieved  and,  accordingly,  no additional  shares were issued.  The results of operations  of  Javelin  have  been  included  in the  consolidated  results  of operations since the acquisition date. The excess of the purchase price over the fair value of the net assets acquired was $42.3 million and has been recorded as goodwill.

        Of the  aforementioned  purchase price, $1.0 million in cash and 270,945 shares of common stock,  having a fair value of $4.0  million,  is being held in escrow  by an  unrelated  party  and  is  subject  to a  final  working  capital adjustment  to be  calculated as of March 31, 2002 and the effect of the outcome of specific  litigation to be determined  based on activities  through March 31,
2003.  The  Company  will  record  the  return of  escrow,  if any,  based  upon activities through March 31, 2003, as a reduction in goodwill.

        In connection with the  acquisition of Javelin,  the Company assumed the liability  for the servicing of Javelin's  service  maintenance  contracts.  The
Company  has  accounted  for the  deferred  revenues  related  to these  service contracts of Javelin in connection  with the acquisition in accordance with EITF
01-3,  ACCOUNTING IN A BUSINESS COMBINATION FOR DEFERRED REVENUE OF AN ACQUIREE.
The Company recorded a liability as of the date of the acquisition  equal to the fair value of this  liability  and adjusted  the amount for the  expected  gross profit that Javelin would  normally  realize on service  maintenance  contracts.
Such  amounts  since the date of  acquisition  are  recognized  as  revenue on a straight-line basis over the remaining service maintenance  contract period. The purchase  price  allocation  of these  obligations  was  included  in  "deferred revenues" in the accompanying consolidated balance sheet at December 31, 2002.

NYFIX TRANSACTION SERVICES

        In December 2001,  the Company  acquired an inactive  broker-dealer  for
$34,000 and filed a  membership  application  with the National  Association  of
Securities  Dealers  ("NASD") to operate as a  broker-dealer  through the wholly owned  subsidiary,  which was  renamed  NYFIX  Transaction  Services,  Inc.  The application  was  approved  in May 2002 and  NYFIX  Transaction  Services  began generating  revenue  on  July  1,  2002.  NYFIX  Transaction  Services  provides electronic execution, primarily to domestic and international broker-dealers and specialized  trading firms.  The acquisition was accounted for as a purchase and the cost of the acquisition has been allocated to goodwill.

ALLOCATION OF ASSETS ACQUIRED

        The purchase prices of the above acquisitions have been allocated to the assets  acquired  and  liabilities  assumed  based  on the  fair  values  at the respective acquisition dates, as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                          NYFIX
                                                        Millennium       Javelin
                                                        ----------       -------
Assets:                                                       (in thousands)
   Current assets                                        $ 7,600         $ 5,598
   Property and equipment                                  4,731           1,345
   Intangible assets                                       2,200           8,800
   Goodwill                                               27,806          42,321
   Deferred tax assets                                      --             3,534
   Other assets                                               74             288
                                                         -------         -------
      Total assets acquired                               42,411          61,886
                                                         -------         -------
Liabilities:
   Current liabilities                                     3,904           5,244
   Long-term debt                                          6,000             166
   Other long-term liabilites                               --               356
   Minority interest                                         501            --
                                                         -------         -------
      Total liabilities assumed                           10,405           5,766
                                                         -------         -------
         Net assets acquired                             $32,006         $56,120
                                                         =======         =======

PRO FORMA EFFECT

        The table below  depicts the  summarized  unaudited  pro forma  combined results of operations for the years ended  December 31, 2002 and 2001,  assuming the  acquisitions  of  NYFIX  Millennium  and  Javelin  had  taken  place at the beginning of each of those years,  and giving  effect to the addition of the New
Partners and the Option  exercise as of January 1, 2001. The unaudited pro forma combined  results  of  operations  for both  years was  prepared  based upon the historical  results of operations of NYFIX, NYFIX Millennium and Javelin for the
respective   years,  and  include  certain   adjustments,   such  as  additional
amortization  expense as a result of acquired  intangible  assets. The unaudited pro forma combined results of operations  presented below have been prepared for comparative  purposes only and do not necessarily reflect future events that may occur after the acquisitions.  As a result of these  assumptions,  estimates and
uncertainties,   the  accompanying  unaudited  pro  forma  combined  results  of operations  does not purport to describe the actual  results of operations  that would have been  achieved  had the  acquisitions  in fact  occurred on the dates indicated,  nor does it purport  to  predict  the  Company's  future  results of operations.

        The summarized  unaudited pro forma combined  results of operations were as follows:

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2002           2001
                                                        --------        --------
                                                             (in thousands,
                                                        except per share amounts)

Revenue                                                 $ 59,573        $ 53,295
                                                        ========        ========

Net (loss) income                                       $ (4,620)       $  3,123
                                                        ========        ========

Basic (loss) income per common share                    $  (0.15)       $   0.10
                                                        ========        ========

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill and other acquired  intangibles at December 31, 2002, primarily relate to the  Company's  2002  acquisitions  of NYFIX  Millennium  and  Javelin described above. The Company completed the asset valuations for the acquisitions and the annual goodwill  impairment test during the fourth quarter of 2002. Upon completion of the valuations, intangible assets were adjusted from the estimated amount of $11.9  million as of September 30, 2002 to $11.0  million,  and fourth quarter amortization expense was adjusted accordingly.

        Acquired  intangible  assets  consisted of the following at December 31,
2002:

                                                         Weighted-Average
                                            Amount          Useful Life
                                         -------------   -----------------
                                         (in thousands)
Existing technology                      $    7,500           5.2 years
Customer related intangibles                  2,700          10.5 years
Trademarks and other                            800           5.3 years
                                         ----------
     Total intangible assets, gross          11,000
Less: Accumulated amortization                1,596
                                         ----------
     Total intangible assets, net        $    9,404
                                         ==========

        Amortization  expense of acquired intangible assets was $1.6 million for the year ended December 31, 2002. Future estimated  amortization expense for the next five years is as follows:

                                                               Amount
                                                            ------------
Year ending December 31,                                    (in thousands)
2003                                                        $      2,048
2004                                                               2,048
2005                                                               2,048
2006                                                               2,048
2007                                                                 923
Thereafter                                                           289
                                                            ------------
     Future estimated amortization expense                  $      9,404
                                                            ============

        The changes in the  carrying  amount of goodwill by segment for the year ended December 31, 2002, were as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                             Technology   Transaction
                                              Services     Services       Total
                                             ----------   -----------    -------

                                                        (in thousands)
Balance as of January 1, 2002                  $  --        $    34      $    34
Goodwill acquired during year:
     NYFIX Millennium                             --         27,806       27,806
     Javelin                                    42,321         --         42,321
                                               -------      -------      -------
Balance as of December 31, 2002                $42,321      $27,840      $70,161
                                               =======      =======      =======

5.      INVESTMENTS IN AFFILIATES

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the U.S.  equity markets from Europe.  EuroLink offers the
Company's   equity   terminals  and  market  access  services  to  the  European marketplace,  primarily on a transaction  fee basis.  The  preferred  stock will automatically  convert into a 40% common stock  interest upon the earlier of two years from the date of the  agreement  or a change of control,  as  defined,  of
EuroLink.  The Company  also has an option to purchase up to an  additional  40%
common stock interest in EuroLink from certain of its stockholders at a price to be determined  based upon a formula of  EuroLink's  earnings,  as defined.  Such exercise  price  ranges  from a minimum  of $1.0  million  to a maximum of $10.0 million.  The option is exercisable  between April 1, 2004 and June 30, 2004 and is  payable  in  equal  amounts  of cash and the  Company's  common  stock.  The investment in EuroLink is being  accounted for under the equity  method.  During the year ended December 31, 2002, the Company  recorded a loss on the investment of $0.5  million,  which was  included in "other  expense"  in the  accompanying consolidated  statement  of  operations.  In  addition,  the  Company had a note receivable from EuroLink at December 31, 2002 in the amount of $0.5 million, due
October 2003,  bearing an interest rate of 6.0%, which was included in "due from unconsolidated affiliates" in the accompanying consolidated balance sheet.

RENAISSANCE

        On October 2, 2002, the Company acquired an 18% interest in Renaissance.
The Company  acquired its interest in return for 300,000 shares of the Company's stock with a fair value of $1.1 million. Renaissance was formed to commercialize a NASDAQ trading  platform (the  "Platform").  The Company also has an option to purchase  a  minimum  of 20% to a  maximum  of  40%  of  the  total  outstanding membership  units  of  Renaissance  at a price  to be  determined  based  upon a formula,  between  October 2004 and October  2006.  The Company also loaned $1.5 million to  Renaissance,  for which  Renaissance  issued a  convertible  secured promissory  note.  The note bears an  interest  rate of 5.5%,  is due in October
2007, and is convertible  into 6,400,000 units (or 32% of the total  outstanding membership units,  subject to dilution) of Renaissance,  at the Company's option anytime after October 2003. The investment in Renaissance is being accounted for under the equity  method.  During the year ended  December 31, 2002, the Company recorded a loss on the investment of $0.1 million,  which was included in "other expense" in the accompanying consolidated statements of operations.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        In  connection  with its  investment,  the  Company  acquired,  for $1.0 million,  and contributed to Renaissance,  the intellectual  property rights and source code to the Platform,  which was developed over the last several years by a major bank and  brokerage  firm and  contributed  such  intellectual  property rights and source code to  Renaissance.  In  addition,  the Company  advanced to
Renaissance   $1.0  million  to  fund  certain   operating   costs  and  capital
expenditures.   Such  advances  were   reflected  as  "other  amounts  due  from
unconsolidated  affiliates" in the accompanying  consolidated  balance sheet. In consideration for the intellectual  property rights contributed and the advanced funding of the operating costs and capital expenditures,  the Company will share in 50% of Renaissance's  revenue for, at minimum, 3 years. The Company subleases approximately 8,000 square feet of office space to Renaissance at annual cost of
$0.2 million.

6.      OTHER ASSETS

        Other assets included deferred product enhancement costs of $3.9 million and $3.4 million at December 31, 2002 and 2001, respectively, net of accumulated amortization  of $7.4  million and $5.0  million at December  31, 2002 and 2001, respectively.  Included in cost of revenue was amortization  expense of deferred product  enhancement  costs of $2.4  million,  $1.8 million and $1.2 million for
2002, 2001 and 2000,  respectively.  Included in depreciation  and  amortization expense was amortization expense for other assets of $4,000 in each of the three years in the period ended December 31, 2002.

7.          ACCRUED EXPENSES

        Accrued expense consisted of the following:

                                                               December 31,
                                                         -----------------------
                                                          2002             2001
                                                         ------           ------
                                                              (in thousands)
Income taxes payable                                     $ --             $  536
Taxes, other than income taxes                            2,216            1,729
Commissions payable                                         561              560
Payroll-related accruals                                  1,153              334
Other current liabilities                                 1,430              371
                                                         ------           ------
     Total accrued expenses                              $5,360           $3,530
                                                         ======           ======

8.      DEBT AND LEASE OBLIGATIONS

        On July 13, 1998, the Company  entered into a three-year $3 million line of credit agreement with a financial institution. Outstanding indebtedness under the credit  agreement  bore  interest at LIBOR plus 1.25%,  or the bank's  prime rate,  at the Company's  discretion.  The Company drew down an aggregate of $1.8 million under the agreement  during 1998 and an additional  $0.7 million  during
1999.  The weighted  average  outstanding  borrowings  were  approximately  $1.8 million at a weighted  average interest rate of 6.49% for 2001. The Company paid the outstanding  balance in full on July 17, 2001 and did not renew the expiring credit facility.

        At December 31, 2002,  the Company was  committed  under  capital  lease obligations  with  interest  rates  ranging from 4.24% to 12.59% for  maturities ranging from January 2, 2003 to May 1, 2005. At December 31, 2002, capital lease obligations  were $1.8 million,  of which $1.1 million was classified as current in the accompanying consolidated balance sheet.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        Future minimum lease  payments,  net of sub-lease  rental income,  under non-cancelable  capital and  operating  leases with lease terms in excess of one year at December 31, 2002 were as follows:

                                                                  Capital         Operating
                                                               ------------      -----------
Year ending December 31,                                              (in thousands)
2003                                                           $      1,161      $     4,983
2004                                                                    551            4,898
2005                                                                    136            2,224
2006                                                                    --               786
2007                                                                    --               820
Thereafter                                                              --             2,030
                                                               ------------      -----------
     Total minimum lease payments                                     1,848      $    15,741
                                                                                 ===========
Less: amount representing interest                                       95
                                                               ------------
     Present value of minimum capital lease payments           $      1,753
                                                               ============

        Aggregate rental expense,  net of sub-lease  rental income,  amounted to
$4.6  million,  $1.5 million and $1.0  million for the years ended  December 31,
2002, 2001 and 2000, respectively.

9.      CONTINGENCIES

LITIGATION

        During the course of normal  business,  the Company becomes  involved in various routine legal proceedings.  The Company maintains  insurance coverage of types and in amounts,  which it believes to be  adequate.  The Company  believes that it is not presently a party to any material  litigation that the outcome of which could  reasonably  be expected  to have a material  adverse  effect on its financial position, results of operations or cash flows.

10.     EQUITY

COMMON STOCK

        In  connection  with the  acquisitions  mentioned  in Notes 4 and 5, the
Company  issued an aggregate  of  1,968,750  shares of common stock to the NYFIX
Millennium Initial Partners in October 1999, with a fair value of $17.5 million, an  aggregate  of 376,000  shares of common  stock to the NYFIX  Millennium  New
Partners  in  March  and  April  2001,  with a fair  value of $8.0  million,  an aggregate  of 296,250  shares of common  stock to the NYFIX  Millennium  Initial
Partners and New Partners in February  2002,  with a fair value of $4.5 million, an  aggregate of 2,784,896  shares of common  stock to Javelin  stockholders  in
March  2002,  with a fair value of $41.2  million  and an  aggregate  of 300,000 shares of common stock to the  Renaissance  stockholders in October 2002, with a fair value of $1.1 million.

        On June 22, 2001, the Company  completed a follow-on  public offering as authorized by its Board of  Directors,  issuing  3,000,000  shares of its common stock at a price of $21.00 per share,  generating net proceeds of $57.3 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

STOCKHOLDER'S RIGHTS PLAN

        On  September 1, 1997,  the Board of Directors  declared a dividend of a preference share purchase right (a "Right") for each outstanding share of common stock of the Company held by  stockholders of record on September 19, 1997. Each share of common stock issued by the Company  after such record date has the same
Right attached  thereto.  Each Right entitles the registered  holder to purchase from the Company,  at any time after a  stockholder  acquires 20% or more of the
Company's outstanding common stock, as set forth in the Rights Agreement, shares of the Company's  Series A Preferred Stock  ("Preference  Stock").  The purchase price is $40 per one  one-hundredth of a share of Preference  Stock,  subject to adjustment as set forth in the Rights Agreement.

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

11.     INCOME TAXES

        Deferred   income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and deferred tax  liability  recognized at December 31, 2002 and 2001 were presented below:

                                                                December 31,
                                                             -------------------
                                                              2002         2001
                                                             ------       ------
Deferred tax assets:                                           (in thousands)
   Bad debt expense                                          $  590       $  243
   Deferred revenue                                             900         --
   Inventory obsolescence                                        34           34
   Intangible asset amortization                                353         --
   Capitalized product development costs                        941          611
   Net operating loss carryforward                            2,513          108
   Basis in NYFIX Millennium                                  2,665         --
   Research and development tax credits                         579         --
   Other                                                        412           77
                                                             ------       ------
      Total deferred tax assets                               8,987        1,073
                                                             ------       ------
Deferred tax liabilities:
   Depreciation and amortization                              2,044          282
   Other                                                        172         --
                                                             ------       ------
      Total deferred tax liabilities                          2,216          282
                                                             ------       ------
      Total deferred tax assets, net                         $6,771       $  791
                                                             ======       ======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        At December  31,  2002,  the Company  had a Federal net  operating  loss carryforward of $5.3 million, which may be used to offset future taxable income, if any. The Company's net operating loss carryforward results primarily from net operating  loss  carryforwards  acquired in connection  with the  acquisition of
Javelin and expire  between 2020 and 2022.  The  Company's  net  operating  loss carryforward  is subject to an annual  limitation,  as defined in Section 382 of the Internal Revenue Code, of approximately $2.2 million. No valuation allowance has been established against the deferred tax asset since management believes it is more likely than not that the deferred tax assets will be realized.

        The  exercise  of  non-qualified  stock  options  and the  disqualifying dispositions  of incentive  stock options under the Company's stock option plans gives rise to  compensation  which is  includable  in the taxable  income of the recipients  and  deductible  by the Company  for  Federal  and state  income tax purposes.  The tax benefit  recognized  from the  utilization of such deductions increased  paid-in  capital by $0.1  million and $0.4  million  during the years ended December 31, 2002 and 2001, respectively.

        The reconciliation between the Federal statutory income tax rate and the
Company's effective income tax rate was as follows:

                                                          Year Ended December 31,
                                                         ------------------------
                                                         2002     2001     2000
                                                         ----     ----     ----

Statutory Federal tax rate                               (35)%     35%     34%
State and local taxes, net of federal benefit             (5)%      5%      2%
Research and development tax credits and other           (12)%     --        1%
Valuation allowance                                       --       --      (27)%
                                                         -----    -----    -----
     Effective tax rate                                  (52)%     40%     10%
                                                         =====    =====    =====

        Research  and  development  tax credits for the year ended  December 31,
2002 related  primarily to research and  development  expenses  incurred in 1999 through 2002.

        Significant  components  of the income tax (benefit)  provision  were as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                     2002       2001      2000
                                                   -------    -------   -------

Current:                                                    (in thousands)
   Federal                                         $(1,243)   $ 2,101   $ 1,020
   State and foreign                                  --        1,853       166
                                                   -------    -------   -------
      Total current                                 (1,243)     3,954     1,186
                                                   -------    -------   -------
Deferred:
   Federal                                          (1,331)     1,255     1,200
   State and foreign                                (1,209)       218       225
   Decrease in valuation allowance                    --         --      (2,010)
                                                   -------    -------   -------
      Total deferred                                (2,540)     1,473      (585)
                                                   -------    -------   -------
         Total income tax (benefit) provision      $(3,783)   $ 5,427   $   601
                                                   =======    =======   =======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.     (LOSS) INCOME PER SHARE

        The  Company's   basic  (loss)  income  per  common  share  ("EPS")  was
calculated based on net (loss) income  available to common  stockholders and the weighted-average  number of  shares  outstanding  during  the  reported  period.
Diluted EPS included additional dilution from common stock equivalents,  such as stock  issuable  pursuant  to the  exercise  of  outstanding  stock  options and warrants.  Stock options  representing  1,285,298  shares were excluded from the loss per share calculation for the year ended December 31, 2002, as their effect was anti-dilutive.

                                                                            Year Ended December 31,
                                                                ---------------------------------------------
                                                                   2002              2001              2000
                                                                --------           --------          --------
                                                                   (in thousands, except per share amounts)
Net (loss) income                                               $ (3,166)          $  8,136          $  5,677
                                                                ========           ========          ========
Basic (loss) income per common share                            $  (0.11)          $   0.30          $   0.23
                                                                ========           ========          ========

Basic weighted average common shares outstanding                  30,126             26,784            24,480
Potentially dilutive effect of stock options and warrants           --                1,758             1,945
                                                                --------           --------          --------
Diluted weighted average shares outstanding                       30,126             28,542            26,425
                                                                ========           ========          ========
Diluted (loss) income per common share                          $  (0.11)          $   0.29          $   0.21
                                                                ========           ========          ========

13.     RELATED PARTY TRANSACTIONS

        The Initial and New Partners of NYFIX Millennium (see Note 4) are
customers of the Company.

        The Company has notes  receivable  from  certain of its officers for the exercise of options  for the  Company's  common  stock,  with  interest at rates ranging from 5.5% to 7.5%, for  maturities  ranging from October 1, 2003 to June
30, 2005.  Such notes  aggregated  $0.6 million and $0.6 million at December 31,
2002 and 2001,  respectively,  and were included in "due from  officers"  within stockholders'  equity  on the  accompanying  consolidated  balance  sheets.  The
Company has notes  receivable from certain of its officers,  with an interest at rate of 5.5% and  maturing  July 2004.  Such notes  aggregated  $0.4  million at
December  31,  2002 and were  included  in "other  assets"  on the  accompanying consolidated balance sheet. The Company also had amounts receivable from certain of its officers for travel and payroll advances of $0.2 million and $0.2 million at  December  31,  2002 and 2001,  respectively  and were  included  in "prepaid expense and other" on the accompanying consolidated balance sheets.

14.     EMPLOYEE BENEFIT PLANS

        The  Company  sponsors  a 401(k)  retirement  plan (the  "401(k)  Plan")
covering   substantially  all  of  its  U.S.   employees  who  meet  eligibility
requirements. The 401(k) Plan permits participants to contribute a percentage of their  annual  compensation,  as  defined,  not to exceed the  Federal  limit of
$12,000 in 2002.  The 401(k) Plan  permits the Company to match  employees'  tax deferred contributions up to a maximum of 3% of employees' compensation provided the Company employs the employee at the end of the year. Remaining contributions under the Plan are discretionary.

        As a result of the Company's  acquisition  of Javelin on March 31, 2002, the Company  assumed  Javelin's  401(k)  retirement  plan (the  "Javelin  401(k)
Plan").  The  Javelin  401(k)  Plan  permitted   participants  to  contribute  a
percentage of their annual  compensation,  as defined, not to exceed the Federal limit of $12,000 in 2002.  The  Javelin  401(k)  Plan  required  the  Company to contribute an amount equal to 3% of the employees'  compensation,  regardless of their  participation  in the plan.  Remaining  contributions  under the Plan are discretionary.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        The Company also maintains  various benefit plans for its  international employees. The Company may make discretionary  contributions to these plans. The aggregate  cost of  contributions  made by the Company to all  employee  benefit plans were $0.6 million,  $0.3 million and $0.1 million in 2002,  2001 and 2000, respectively.

15.     STOCK-BASED COMPENSATION

STOCK WARRANTS

        In July 1998,  the Company  entered into a three-year $3 million line of credit agreement (the "Agreement") with a financial  institution,  which expired on July 30, 2001. The debt was personally secured by a non-employee  stockholder of the Company and the Company's  president.  In consideration  for securing the
Agreement,  the  non-employee  stockholder  and president  received  337,500 and
56,250  warrants,  respectively,  to  purchase  the  Company's  common  stock at approximately  $2.83 per  share,  which was the  market  value of the  Company's common stock on the date such warrants were issued.  The expense  related to the warrants issued was recognized  over the three-year  term of the Agreement.  The remaining unexercised warrants expired on July 30, 2001.

2001 STOCK OPTION PLAN

        On March 13, 2001,  the Company  adopted the 2001 Stock Option Plan (the
"2001 Plan") for which a total of 2,000,000 shares of the Company's common stock have been  reserved for  issuance.  The 2001 Plan was approved at the  Company's
Annual  Meeting of  Stockholders  held on June 4,  2001.  In 2002,  the  Company adopted an amendment to the 2001 Plan, to increase the total number of shares of the  Company's  common stock  reserved for  issuance to 3,500,000  shares.  This amendment was approved at the Company's  Annual Meeting of Stockholders  held on
June 10,  2002.  Pursuant to the 2001 Plan,  as  amended,  the Company may grant stock options and stock purchase  rights to the Company's  employees,  officers, directors and  consultants.  The Board of Directors,  or a committee to whom the
Board of Directors has delegated authority,  selects individuals to whom options are granted.  Options generally become  exercisable over a three-year period and expire in ten years. The exercise price of incentive stock options granted under the 2001 Plan must be at least equal to the fair market  value of the  Company's stock at the date of grant,  as defined.  The 2001 Plan was  effective on May 1,
2001 and expires on April 30,  2011.  At December  31,  2002,  stock  options to purchase 2,996,976 shares of the Company common stock were outstanding.

JAVELIN STOCK OPTION PLAN

        As a result of the Company's  acquisition  of Javelin on March 31, 2002, the Company assumed the  outstanding  stock options of Javelin that were granted pursuant to the Javelin 1999 Stock Option Plan (the "Javelin Plan"). The Javelin
Plan authorized grants of stock options of Javelin. At the acquisition date, the
Javelin options where converted into the Company's  options at a conversion rate of 0.51 to one. The options  granted under the Javelin Plan were fully vested at the time of the Company's acquisition of Javelin pursuant to a change of control clause  within the  Javelin  Plan.  A total of 511,167  shares of the  Company's common stock have been reserved for  issuance.  Pursuant to the Javelin Plan, as amended,  the Company may grant stock options and stock  purchase  rights to the
Company's employees, officers, directors and consultants. The maximum term of an incentive stock option grant under the Javelin Plan is limited to ten years. The exercise price of incentive stock options granted under the Javelin Plan must be at least equal to the fair market  value of the  Company's  stock at the date of grant, as defined. The Javelin Plan was effective on July 1, 1999 and expires on
June 30, 2009. At December 31, 2002, stock options to purchase 348,680 shares of the Company common stock were outstanding.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1991 STOCK OPTION PLAN

        On March 30, 1999, the Board of Directors adopted the first amendment to the Amended and Restated 1991 Incentive and Nonqualified  Stock Option Plan (the
"1991 Plan").  Under the 1991 Plan, as amended,  the number of options  reserved for issuance was increased from 3,375,000  shares to 5,625,000  shares of common
stock.   This  amendment  was  approved  at  the  Company's  Annual  Meeting  of
Stockholders  held on June 7, 1999.  On March 29,  2000,  the Board of Directors
adopted the second amendment to the 1991 Plan. Under this amendment,  the number of  options  reserved  for  issuance  was  increased  from  5,625,000  shares to
6,625,000  shares of common stock.  This amendment was approved at the Company's
Annual Meeting of Stockholders  held on June 5, 2000.  Options granted generally become  exercisable  over a three-year  period and expire in ten years. The 1991
Plan expired on June 23, 2001. All available options have been granted under the
1991 Plan, as amended and no further  grants will be made. At December 31, 2002, stock  options to purchase  3,679,143  shares of the Company  common  stock were outstanding.

        The summary of the activity of stock warrants for the years ending
December 31, 2001 and 2000, was as follows:

                                                              Year Ended December 31,
                                                -----------------------------------------------------
                                                        2001                           2000
                                                -------------------------    ------------------------
                                                                Weighted                    Weighted
                                                                average                     average
                                                                exercise                    exercise
                                                 Shares          price         Shares        price
                                                --------       ----------    ---------     ----------
Outstanding at beginning
   of the year                                   56,250         $ 2.83        551,250       $ 2.74
Granted                                             -              -              -            -
Exercised                                       (56,250)          2.83       (495,000)        2.70
Cancelled                                           -              -              -            -
Outstanding and excercisable                    --------                     ----------
   at end of the year                               -           $  -           56,250       $ 2.83
                                                ========                     =========

        The summary of the activity under stock option plans for the years ending December 31, 2002, 2001, and 2000, was as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                     Year Ended December 31,
                                       -----------------------------------------------------------------------------------
                                               2002                           2001                          2000
                                       -------------------------    ------------------------      ------------------------
                                                       Weighted                    Weighted                      Weighted
                                                       average                     average                       average
                                                       exercise                    exercise                      exercise
                                        Shares          price         Shares        price           Shares        price
                                       --------       ----------    ---------     ----------      ---------     ----------

Outstanding at beginning
   of the year                        5,753,940         $12.95      4,529,387      $11.50        3,552,485         $ 4.09
Granted                               1,900,850           4.97      2,025,926       15.58        2,007,063          28.00
Assumed in the acquisition
   of Javelin                           493,699           7.80          --           --               -               --
Exercised                              (169,612)          2.81       (384,250)       5.79         (759,713)          3.75
Cancelled                              (954,078)         14.32       (417,123)      16.58         (270,448)         12.41
Outstanding at end                    ---------                     ---------                    ---------
   of the year                        7,024,799         $10.53      5,753,940       12.95        4,529,387          11.50
                                      =========                     =========                    =========
Exercisable at end of the year        3,963,679         $10.34      2,835,723      $ 9.03        1,376,321         $ 3.16
                                      =========                     =========                    =========

Weighted average fair value
   of options granted                                   $ 3.23                     $12.47                          $16.02

Weighted average fair value
   of options assumed in
   the acquision of Javelin                             $12.28                     $ --                            $ --

        The following table summarizes information about stock options outstanding and exercisable at December 31, 2002:

                                  Options Outstanding                 Options Exercisable
                        ------------------------------------        --------------------------
                                       Weighted
                                       Average      Weighted                          Weighted
                                      Remaining     Average                           Average
Range of Exercise                       Life        Exercise                          Exercise
     Prices               Shares       (Years)       Price           Shares            Price
-----------------       ---------     ---------    ---------        ---------       ----------

$ 1.14 - $ 4.40         2,957,296        6.9       $   3.06         1,570,496       $    2.29
$ 4.41 - $ 8.80           853,160        8.2           7.46           437,910            6.80
$ 8.81 - $13.20         1,123,000        8.6          12.16           581,643           12.02
$13.21 - $17.60           957,192        7.3          14.76           724,459           14.70
$17.61 - $22.00           224,725        4.9          21.25           185,192           21.29
$22.01 - $26.40           398,776        7.7          23.38           241,661           23.42
$26.41 - $30.80            99,650        7.0          28.03            72,818           27.98
$30.81 - $35.20           307,800        7.5          32.62            78,200           32.00
$35.21 - $39.60            92,700        7.7          36.68            63,300           36.70
$39.61 - $44.00            10,500        7.8          40.13             8,000           40.09
                        ---------                                   ---------
                        7,024,799        7.4       $  10.53         3,963,679       $   10.34
                        =========                                   =========

        The fair value of each option  grant is  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                       Year Ended December 31,
                                              -----------------------------------------
                                                2002             2001            2000
                                              --------         --------        --------

Average risk-free interest rate                 3.8%            4.6%          6.1%
Average expected life                           6.5 years        4.3 years      5.0 years
Expected volatility                              79%             71%           70%
Expected dividend yield                           0%              0%            0%

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

        Prior to 2002, the Company  operated in a single  industry  segment as a
provider  of  electronic   trading   infrastructure   and  technologies  to  the
professional trading segment of the brokerage  community.  With the acquisitions of NYFIX Millennium and NYFIX Transaction Services (see Note 4), the Company now
operates as a financial  services  technology  company in two industry segments,
Technology Services and Transaction Services.  The Company's reportable segments are  based  upon the  nature  of  products  within  the  Company.  The  products comprising  the  reportable  segments are managed  separately and have differing technology and marketing  strategies.  The accounting policies of the reportable segments  are  the  same  as  those  described  in the  summary  of  significant accounting  policies  contained  herein  within Note 1. The  operating  segments reported  below are the  segments of the Company  for which  separate  financial information is available and for which operating results are evaluated regularly by senior  management  in deciding  how to allocate  resources  and in assessing performance.

        The Technology  Services segment provides  desktop  solutions,  wireless exchange  floor  systems,  electronic  automation  systems and  straight through processing to the professional trading segment of the brokerage community.

        The Transaction  Services segment,  which is substantially  comprised of the  Company's  NYFIX  Millennium  and NYFIX  Transaction  Services  businesses, provides an electronic order routing and matching  environment,  anonymous order matching  and  execution  services  to both the  Company's  existing  technology customers  and web-based  desktop  users,  and execution and smart order routing
solutions,   primarily  to  domestic  and   international   broker-dealers   and
specialized trading firms.

        Summarized financial information by business segment for the years ended
December 31, 2002, 2001 and 2000 was as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                      Year Ended December 31,
                                                        ----------------------------------------------------
                                                           2002                  2001                 2000
                                                        ---------             ---------            ---------
Revenue:                                                                   (in thousands)
   Technology Services                                  $  48,853             $  41,397            $  23,980
   Transaction Services                                     7,109                  --                   --
   Eliminations                                              (150)                 --                   --
                                                        ---------             ---------            ---------
      Total revenue                                     $  55,812             $  41,397            $  23,980
                                                        =========             =========            =========

Gross Profit:
   Technology Services                                  $  28,608             $  27,237            $  15,078
   Transaction Services                                       494                  --                   --
                                                        ---------             ---------            ---------
      Total gross profit                                $  29,102             $  27,237            $  15,078
                                                        =========             =========            =========

Identifiable assets:
   Technology Services                                  $  85,300             $  34,053            $  28,811
   Transaction Services                                    35,838                  --                   --
   Corporate                                               39,679                74,519               28,747
                                                        ---------             ---------            ---------
      Total indentifiable assets                        $ 160,817             $ 108,572            $  57,558
                                                        =========             =========            =========

Depreciation and amortization:
   Technology Services                                  $   9,900             $   6,406            $   3,664
   Transaction Services                                     1,586                  --                   --
   Corporate                                                  175                    59                   33
                                                        ---------             ---------            ---------
      Total depreciation and amortization               $  11,661             $   6,465            $   3,697
                                                        =========             =========            =========

Capital expenditures:
   Technology Services                                  $   3,671             $   6,593            $   5,982
   Transaction Services                                       586                  --                   --
   Corporate                                                  309                   528                  102
                                                        ---------             ---------            ---------
      Total capital expenditures                        $   4,566             $   7,121            $   6,084
                                                        =========             =========            =========

        Identifiable assets by segment include assets directly identifiable with those segments. Corporate assets consist primarily of cash and cash equivalents, short-term  investments,  deferred tax assets and investments in  unconsolidated affiliates associated with non-operating activities.

        Reconciling  information between business segments and the (loss) income before income taxes and minority interest was as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                            Year Ended December 31,
                                                                ----------------------------------------------
                                                                  2002               2001                2000
                                                                --------           --------           --------
                                                                                (in thousands)
Gross profit for reportable segments                            $ 29,102           $ 27,237           $ 15,078
Operating expenses                                               (36,140)           (14,097)            (8,603)
Interest expense                                                    (262)              (343)              (333)
Investment income                                                    666                780                156
Other expense                                                       (621)               (14)               (20)
                                                                --------           --------           --------
(Loss) income before income taxes and minority interest         $ (7,255)          $ 13,563           $  6,278
                                                                ========           ========           ========

        Summarized financial information by geographic location for 2002, 2001 and 2000 was as follows:

                                                                           Year Ended December 31,
                                                                ----------------------------------------------
                                                                  2002               2001               2000
                                                                --------           --------           --------
Revenue:                                                                        (in thousands)
   United States                                                $ 52,774           $ 35,134           $ 21,302
   Foreign                                                         3,038              6,263              2,678
                                                                --------           --------           --------
      Total revenue                                             $ 55,812           $ 41,397           $ 23,980
                                                                ========           ========           ========

Long-lived assets:
   United States                                                $115,099           $ 50,652           $ 32,573
   Foreign                                                         2,014              1,626              1,626
                                                                --------           --------           --------
      Total long-lived assets                                   $117,113           $ 52,278           $ 34,199
                                                                ========           ========           ========

        Revenues were attributed based upon the origin of the product  delivered or service  provided.  Revenue  from export  sales,  principally  software  sale revenue,  was $2.6  million,  $4.0  million and $2.4 million for the years ended
December 31, 2002, 2001 and 2000, respectively.

        Classes of products representing 10% or more of revenue were:

                                                              Year Ended December 31,
                                                       ----------------------------------
                                                       2002          2001            2000
                                                       ----          ----            ----
Technology Services Revenue:
   Subscription revenue - Fix Trader                   13.8%         17.2%           16.3%
   Subscription revenue - communication charges          (1)         10.1%             (1)
   Sale revenue - OBMS software                          (1)         14.9%           17.0%

  (1) less than 10%

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17.     VALUATION AND QUALIFYING ACCOUNTS

                                                                 Additions
                                              Balance at         Charged to         Deductions
                                             Beginning of        Costs and             and            Balance at
                                                Year              Expenses          Write-offs        End of Year
                                             ------------        ----------         ----------        -----------

Allowance for doubtful accounts:                                         (in thousands)
   Year ended December 31, 2002                $   511            $ 1,146             $   450            $ 1,207
                                               =======            =======             =======            =======
   Year ended December 31, 2001                $   421            $   233             $   143            $   511
                                               =======            =======             =======            =======
   Year ended December 31, 2000                $   125            $   416             $   120            $   421
                                               =======            =======             =======            =======

Inventory reserve:
   Year ended December 31, 2002                $    82            $    78             $  --              $   160
                                               =======            =======             =======            =======
   Year ended December 31, 2001                $    92            $   (10)            $  --              $    82
                                               =======            =======             =======            =======
   Year ended December 31, 2000                $    82            $    10             $  --              $    92
                                               =======            =======             =======            =======

18.     SUPPLEMENTAL CASH FLOW INFORMATION

        Information about the cash flow activities related to acquisitions during the year ended December 31, 2002 were as follows:

                                                                      Year Ended
                                                                      December 31,
                                                                         2002
                                                                    -------------
                                                                    (in thousands)
Fair value of net assets acquired, net of cash acquired                $ 99,620
Fair value of liabilities assumed                                       (16,171)
Common stock issued for acquisitions                                    (49,154)
Pre-acquisition investment basis                                        (27,500)
                                                                       --------
      Payments for acquisitions, net of cash acquired                  $  6,795
                                                                       ========

        Information  about  other cash flow  activities  during the years  ended
December 31, 2002, 2001 and 2000 were as follows:

                                                                             Year Ended December 31,
                                                                  --------------------------------------------
                                                                    2002           2001              2000
                                                                  --------       ---------         ---------
Supplemental disclosures of cash flow information:                             (in thousands)
   Cash paid for interest                                         $   262         $   301           $   274
   Cash paid for income taxes, net of refunds                         937           2,985               286
Supplemental schedule of noncash investing and
   financing information:
      Capital lease obligations incurred for the purchase           1,278             524             2,023
         of property and equipment
      Common stock issued for investments in                        1,121           8,000              --
         unconsolidated affiliates
      Unrealized (gain) loss on available-for-sale securities         142             (35)             --

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19. QUARTERLY FINANCIAL DATA - UNAUDITED

                                                                         Three Months Ended
                                                 ----------------------------------------------------------------------
                                                  March 31,          June 30,         September 30,        December 31,
                                                 ----------          --------         -------------        ------------
2002                                                         (in thousands, except per share amounts)

Revenue                                          $ 10,071            $ 13,086            $ 15,368            $ 17,287
                                                 ========            ========            ========            ========
Gross profit, as previously
   reported                                      $  7,328            $  8,735            $ 10,799            $  9,357
Reclassification                                   (1,704)             (2,534)             (2,879)               --
                                                 --------            --------            --------            --------
Gross profit, as reclassified                    $  5,624            $  6,201            $  7,920            $  9,357
                                                 ========            ========            ========            ========
Net income (loss)                                $     98            $ (2,919)           $   (906)           $    561
                                                 ========            ========            ========            ========
Income (loss) per share:
   Basic                                         $   --              $  (0.10)           $  (0.03)           $   0.02
                                                 ========            ========            ========            ========
   Diluted                                       $   --              $  (0.10)           $  (0.03)           $   0.02
                                                 ========            ========            ========            ========

2001

Revenue                                          $  8,422            $  9,511            $ 11,404            $ 12,060
                                                 ========            ========            ========            ========
Gross profit, as previously
   reported                                      $  6,482            $  7,255            $  8,959            $  9,370
Reclassification                                     (909)             (1,125)             (1,440)             (1,355)
                                                 --------            --------            --------            --------
Gross profit, as reclassified                    $  5,573            $  6,130            $  7,519            $  8,015
                                                 ========            ========            ========            ========
Net income (loss)                                $  1,464            $  1,602            $  2,758            $  2,312
                                                 ========            ========            ========            ========
Income (loss) per share:
   Basic                                         $   0.06            $   0.06            $   0.10            $   0.08
                                                 ========            ========            ========            ========
   Diluted                                       $   0.05            $   0.06            $   0.10            $   0.08
                                                 ========            ========            ========            ========

        As described in Note 1, certain  reclassifications have been made to the quarterly information noted above to conform to the current year's presentation.
In connection therewith, certain operating expenses were reclassified to cost of revenue.

             NYFIX MILLENNIUM, L.L.C. (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
            FOR THE YEAR ENDED DECEMBER 31, 2001, AND FOR THE PERIOD
                   SEPTEMBER 9, 1999 TO DECEMBER 31, 2001 AND
                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

To the Members of
NYFIX Millennium, L.L.C.
New York, New York

        We have audited the following financial  statements of NYFIX Millennium,
L.L.C. (a development  stage company) (the  "Company"),  as of December 31, 2001 and for the year ended  December  31, 2001 and for the period  September 9, 1999
(date of  inception)  to December 31, 2001 that you are filing  pursuant to Rule
17a-5 under the Securities Exchange Act of 1934.

                                                                         Page

            Statement of Financial Condition                              3
            Statements of Operations                                      4
            Statements of Cash Flows                                      5
            Statements of Changes in Members' Capital                     6
            Statements of Changes in Subordinated Borrowings              7

These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain  reasonable  assurance  about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our  opinion,  such  financial  statements  present  fairly,  in all material respects,  the financial  position of the Company at December 31, 2001,  and the results of its  operations  and its cash flows for the year ended  December  31,
2001 and for the period from  September 9, 1999 (date of  inception) to December
31, 2001 in conformity  with  accounting  principles  generally  accepted in the
United States of America.

The Company is in the  development  stage at December 31, 2001.  As discussed in
Note 1 to the  financial  statements,  successful  completion  of the  Company's development program and, ultimately,  the attainment of profitable operations is dependent  upon future  events,  including  maintaining  adequate  financing  to fulfill its  development  activities,  and achieving a revenue level adequate to support the Company's cost structure.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 22, 2002

NYFIX MILLENNIUM L.L.C.
(A Development Stage Company)

STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2001
--------------------------------------------------------------------------------

ASSETS

CASH                                                               $  2,585,436

SECURITIES -  At estimated market value                               8,492,031

PROPERTY AND EQUIPMENT - Net                                          4,799,343

OTHER ASSETS                                                            469,951
                                                                   ------------

TOTAL ASSETS                                                       $ 16,346,761
                                                                   ============

LIABILITIES AND MEMBERS' CAPITAL

LIABILITIES:
  Due to NYFIX, Inc.                                               $  5,221,736
  Subordinated loan payable to NYFIX, Inc.                            6,000,000
  Accounts payable and accrued expenses                               1,246,397
                                                                   ------------

           Total liabilities                                         12,468,133
                                                                   ------------

MEMBERS' CAPITAL:
  Capital contributions                                              24,000,000
  Deficit accumulated while in development stage                    (20,121,372)
                                                                   ------------

           Total members' capital                                     3,878,628
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS' CAPITAL                             $ 16,346,761
                                                                   ============

See notes to financial statements.

NYFIX MILLENNIUM L.L.C.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                        Period
                                                                     September 9,
                                                                     1999 (Date of
                                                                     Inception) to
                                                     Year Ended      December 31,
                                                        2001             2001

REVENUES:
  Commissions                                      $    142,139    $     142,139
  Interest income                                       294,528        1,141,106
  Other                                                   1,368            1,368
                                                    -----------      -----------
           Total revenues                               438,035        1,284,613
                                                    -----------      -----------

EXPENSES:
  Employee compensation and benefits                  6,149,337       11,440,603
  Communications and data processing                  2,597,044        3,864,078
  Occupancy                                             861,149        1,497,502
  Marketing and promotion                               568,060          827,533
  Professional services                                 276,339          833,549
  Depreciation and amortization                         960,159        1,328,741
  Interest expense                                       43,151           43,151
  Clearing                                               33,512           33,512
  Administrative and other                              542,827        1,537,316
                                                    -----------      -----------

           Total expenses                            12,031,578       21,405,985
                                                    -----------      -----------

NET LOSS                                           $(11,593,543)   $(20,121,372)
                                                    ===========      ===========

See notes to financial statements.

NYFIX MILLENNIUM, L.L.C.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------

                                                                                                  Period
                                                                                                September 9,
                                                                                                1999 (Date of
                                                                                                Inception) to
                                                                       Year Ended               December 31,
                                                                          2001                     2001

OPERATING ACTIVITIES:
  Net loss                                                            $(11,593,543)             $(20,121,372)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                          960,159                 1,328,741
  Changes in operating assets and liabilities:
    Increase in other assets                                              (115,330)                 (469,951)
    Increase in due to NYFIX, Inc.                                       3,236,655                 5,221,736
    Increase in accounts payable and accrued expenses                      707,633                 1,246,397
                                                                      ------------              ------------

             Net cash used in operating activities                      (6,804,426)              (12,794,449)
                                                                      ------------              ------------

INVESTING ACTIVITIES:
  Purchases of securities, net                                          (2,088,010)               (8,492,031)
  Purchases of property and equipment                                   (2,777,333)               (6,128,084)
                                                                      ------------              ------------

            Net cash used in investing activities                       (4,865,343)              (14,620,115)
                                                                      ------------              ------------

FINANCING ACTIVITIES:
  Increase in subordinated loan payable to NYFIX, Inc.                   6,000,000                 6,000,000
  Capital contributions                                                  8,000,000                24,000,000
                                                                      ------------              ------------

            Net cash provided by financing activities                   14,000,000                30,000,000
                                                                      ------------              ------------

NET INCREASE IN CASH                                                     2,330,231                 2,585,436

CASH, BEGINNING OF PERIOD                                                  255,205                      --
                                                                      ------------              ------------

CASH, END OF PERIOD                                                   $  2,585,436              $  2,585,436
                                                                      ============              ============

See notes to financial statements.

NYFIX MILLENNIUM, L.L.C.
(A Development Stage Company)

STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
--------------------------------------------------------------------------------

                                                                        Period
                                                                     September 9,
                                                                     1999 (Date of
                                                                     Inception) to
                                                   Year Ended        December 31,
                                                      2001               2001

BALANCE, BEGINNING OF PERIOD                      $ 7,472,171        $      --

  Capital contributions                             8,000,000         24,000,000

  Net loss                                         11,593,543         20,121,372
                                                  -----------        -----------

BALANCE, DECEMBER 31, 2001                        $ 3,878,628        $ 3,878,628
                                                  ===========        ===========

See notes to financial statements.

NYFIX MILLENNIUM, L.L.C.
(A Development Stage Company)

STATEMENTS OF CHANGES IN SUBORDINATED BORROWINGS
--------------------------------------------------------------------------------

                                                                        Period
                                                                     September 9,
                                                                     1999 (Date of
                                                                     Inception) to
                                                       Year Ended    December 31,
                                                          2001           2001

SUBORDINATED BORROWINGS, BEGINNING OF PERIOD           $     --       $     --

Issuance of subordinated notes                          6,000,000      6,000,000
                                                       ----------     ----------

SUBORDINATED BORROWINGS, DECEMBER 31, 2001             $6,000,000     $6,000,000
                                                       ==========     ==========

See notes to financial statements.

NYFIX MILLENNIUM, l.l.c.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.      ORGANIZATION

        NYFIX Millennium,  L.L.C. (the "Company") is a limited liability company that was  organized  on  September  9, 1999.  The Company was  organized primarily for the purpose of generating  transaction-oriented revenue by providing  broker-dealers and institutional  investors with stock market trade executions through an alternative trading system ("ATS").  Through
        September 4, 2001,  activities consisted primarily of the development of an ATS. On  September 5, 2001,  the Company  placed the ATS into service and revenue began to be generated.  The Company is owned by NYFIX,  Inc.
        ("NYFIX") and a group of eleven banks and brokerage  firms,  (the "Other
        Members"), (collectively, the "Members"). As of December 31, 2001, NYFIX owns 50% of the Company and the Other  Members  own the  remaining  50%.
        NYFIX  contributed  $2 million for its  member's  interest and the Other
        Members each  contributed $2 million for their members'  interests for a total cash contributed capital amount of $24,000,000. In addition, NYFIX purchased an option from the Other Members allowing NYFIX to purchase up to an additional 30% of the Company's  members' interests from the Other
        Members. See Note 7.

        The Company is registered  as a  broker-dealer  in securities  under the
        Securities  Exchange  Act of 1934 and  operates as an ATS in  compliance with Securities and Exchange  Commission ("SEC")  regulations.  Further, the Company is a member of the National Association of Security Dealers,
        Inc.

2.      SIGNIFICANT ACCOUNTING POLICIES

        SECURITIES - Security  transactions  and the related  income and expense are  recorded  on a  trade-date  basis.  Interest  is accrued as earned.
        Securities are carried at estimated  market value based on quoted market prices,  with the realized  and  unrealized  gains and losses  reflected within  operations.  All  securities  are held in the Company's name and custodied with one major financial  institution.  There were no gains or losses on sales of securities during the year ended December 31, 2001.

        COMMISSIONS - Commissions and the related clearing expenses are recorded on a trade-date basis as securities transactions occur.

        PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost and are depreciated over their estimated useful lives, which range from 3 to
        5 years, on a straight-line basis.  Leasehold improvements are amortized over the  lesser  of their  economic  useful  lives or the  terms of the related  leases.  Costs  incurred  for  computer  software  developed or obtained for internal use, including payroll and  payroll-related  costs
        for  employees  incurred  in  developing   internal-use   software,  are
        capitalized  during  development  stage  activities.  Upon  placing  the software  into  service,  the costs are  amortized,  on a  straight-line basis, over three years.

        INCOME  TAXES - The  Company  is a  limited  liability  company  that is treated as a partnership  for federal and state income tax purposes.  As such,  the Company is not subject to income tax. The loss  applicable to the operations of the Company is includable in the income tax returns of the Members.

        MEMBERS' CAPITAL - Capital  contributions of the members are recorded as received.  Withdrawal  of capital by a member would be recognized at the withdrawal date. There have been no withdrawals of capital.

        USE OF ESTIMATES - The preparation of financial statements in conformity with accounting  principles  generally  accepted in the United States of
        America  requires  management  to make  estimates and  assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  assets  and  contingent  liabilities  at  the  date  of  the financial  statements and the reported  amounts of revenues and expenses during the year. Actual results could differ from those estimates.

        RECLASSIFICATIONS - Certain amounts in the financial  statements for the period  September 9, 1999 (date of  inception) to December 31, 2001 have been reclassified to conform to the 2001 presentation.

        NEW ACCOUNTING  PRONOUNCEMENT  - On January 1, 2001, the Company adopted
        SFAS  No.  133,  Accounting  for  Derivative   Instruments  and  Hedging
        Activities,  as amended  in June 1999 by SFAS No.  137,  Accounting  for
        Derivative   Instruments  and  Hedging  Activities  -  Deferral  of  the
        Effective  Date of SFAS  No.  133,  and in June  2000 by SFAS  No.  138,
        Accounting  for  Certain  Derivative  Instruments  and  Certain  Hedging
        Activities  (collectively,  "SFAS No. 133").  SFAS No. 133 requires that
        all  derivatives,   including  certain  derivatives  embedded  in  other
        contracts, be recognized in the statement of financial condition, either as assets or as  liabilities,  and be measured at their fair value.  The adoption  of SFAS  No.  133 had no  impact  on the  Company's  financial statements. As of December 31, 2001, the Company had no derivatives.

3.      PROFIT AND LOSS ALLOCATIONS

        Pursuant to the Company's operating agreement,  the first $22 million in losses of the Company  will be  allocated  to the Other  Members,  which equals their capital investment in the Company. Profits,  distributed as dividends,  are allocated 76% to NYFIX and 24% to the Other Members.  In the event of liquidation, distribution of the assets of the Company will be  distributed  to the Members in  accordance  with the extent of their positive capital accounts.

4.      REGULATORY NET CAPITAL REQUIREMENT

        The Company is subject to the Uniform  Net  Capital  Rule (Rule  15c3-1)
        under  the  Securities  and  Exchange  Act of 1934  which  requires  the maintenance  of  minimum  net  capital  and  requires  that the ratio of aggregate  indebtedness to net capital both as defined, shall not exceed
        15 to 1. At December 31, 2001,  the Company had  regulatory  net capital and  minimum  regulatory  net capital  requirements  of  $4,614,752  and
        $431,209, respectively. The Company's net capital ratio was 1.40 to 1 at
        December 31, 2001.

5.      RELATED PARTY TRANSACTIONS

        During 2001, and for the period  September 9, 1999 to December 31, 2001, certain  operating costs and capital  expenditures were paid by NYFIX on behalf of the  Company.  Such  costs are being  repaid to NYFIX with the unpaid  balance  reflected  as  Due to  NYFIX,  Inc.  on  the  Company's
        statement  of  financial  condition.   The  balance  due  to  NYFIX  was
        $5,221,736 at December 31, 2001.

        NYFIX has entered into several lease  agreements for computer and office equipment  and office  space.  The equipment and office space is used by the Company under the terms of a management  agreement  with NYFIX.  The management  agreement requires the Company to repay NYFIX for the amount of the

        lease payments on a month-to-month basis. The leases in effect at
        December 31, 2001 expire at various dates through November 2005.

        Future payments to NYFIX for such leases are expected to be as follows:

          Year Ending
          December 31,

             2002                                                   $  508,616
             2003                                                      452,201
             2004                                                      447,691
             2005                                                      302,190
                                                                    ----------

                                                                    $1,710,698
                                                                    ==========

        Loans  have been made to an  officer  of the  Company.  These  loans are unsecured and are repayable  during 2002. Loans receivable were $150,000 at  December  31,  2001 and are  included  in other  assets  within  the accompanying statement of financial condition.

        On October  30,  2001,  the Company  entered  into a  Subordinated  Loan
        Agreement for Equity Capital (the "Loan Agreement") with NYFIX effective
        November 30,  2001,  pursuant to which NYFIX  loaned  $6,000,000  to the
        Company.  The loan is due on November  30, 2004 and earns  interest at a rate of 7.5% per annum.  The Loan  Agreement  was found by the  National
        Association of Securities Dealers, Inc. (the "NASD") to be acceptable as a  satisfactory  subordination  agreement,  effective as of November 30,
        2001. The subordinated  loan is available in computing net capital under the SEC's  uniform  net  capital  rule.  To the extent that such loan is required for the Company's continued compliance with minimum net capital requirements,  it may  not be  repaid.  The  fair  value  of  this  loan approximates the carrying value in the statement of financial condition.
        Interest expense was $43,151 on the Loan Agreement during the year ended
        December 31, 2001.

6.      PROPERTY AND EQUIPMENT

          Software                                                   $ 2,503,045
          Office computers                                             1,846,697
          Data center equipment                                        1,276,557
          Furniture, fixtures, and leasehold improvements                501,785
          Less accumulated depreciation and amortization              (1,328,741)
                                                                     -----------
                                                                     $ 4,799,343
                                                                     ===========

        As of December  31,  2001,  the  Company's  property  and  equipment  is comprised of the following:

7.      SUBSEQUENT EVENT

        On  February  1,  2002,  NYFIX  exercised  its  option  to  purchase  an additional 30% of the Company by issuing shares of NYFIX common stock to the Other Members, thereby making the Company an 80% owned subsidiary of
        NYFIX.

                                     ******

             NYFIX MILLENNIUM, L.L.C. (A DEVELOPMENT STAGE COMPANY)

              2000 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                          INDEPENDENT AUDITORS' REPORT

INDEPENDENT AUDITORS' REPORT

NYFIX Millennium, L.L.C.
New York, New York

We have audited the following financial  statements of NYFIX Millennium,  L.L.C.
(a development  stage company) (the "Company"),  as of December 31, 2000 and for the year ended December 31, 2000 and for the period  September 9, 1999, (date of inception) to December 31, 2000 that you are filing pursuant to Rule 17a-5 under the Securities Exchange Act of 1934.

                                                                            Page

            Statement of Financial Condition                                 3
            Statements of Operations                                         4
            Statements of Cash Flows                                         5
            Statements of Changes in Members' Capital                        6

These financial  statements are the responsibility of the Company's  management.
Our responsibility is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audits to obtain  reasonable  assurance  about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our  opinion,  such  financial  statements  present  fairly,  in all material respects,  the financial  position of NYFIX  Millennium,  L.L.C. at December 31,
2000,  and the results of its  operations  and its cash flows for the year ended
December 31, 2000 and for the period from September 9, 1999 to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

The Company is in the  development  stage at December 31, 2000.  As discussed in
Note 1 to the  financial  statements,  successful  completion  of the  Company's development program and, ultimately,  the attainment of profitable operations is dependent  upon future  events,  including  maintaining  adequate  financing  to fulfill its  development  activities,  and achieving a revenue level adequate to support the Company's cost structure.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 23, 2001

NYFIX MILLENNIUM, L.L.C.
(A Development Stage Company)

STATEMENT OF FINANCIAL CONDITION
DECEMBER 31, 2000
--------------------------------------------------------------------------------

ASSETS

CASH                                                               $    255,205

SECURITIES -  At market value                                         6,404,021

PROPERTY AND EQUIPMENT - Net                                          2,982,169

OTHER ASSETS                                                            354,621
                                                                   ------------

TOTAL ASSETS                                                       $  9,996,016
                                                                   ============

LIABILITIES

DUE TO NYFIX, INC                                                  $  1,985,081

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                   538,762
                                                                   ------------

           Total liabilities                                          2,523,843
                                                                   ------------

MEMBERS' CAPITAL

CAPITAL CONTRIBUTIONS                                                16,000,000

DEFICIT ACCUMULATED WHILE IN DEVELOPMENT STAGE                       (8,527,827)
                                                                   ------------

           Total members' capital                                     7,472,173
                                                                   ------------

TOTAL LIABILITIES AND MEMBERS' CAPITAL                             $  9,996,016
                                                                   ============

See notes to financial statements.

NYFIX MILLENNIUM L.L.C.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                        Period
                                                                     September 9,
                                                                     1999 (Date of
                                                                     Inception) to
                                                                     December 31,
                                                         2000            2000

REVENUES - Dividend and interest income              $   719,655     $   846,578
                                                      ----------      ----------

EXPENSES:
  Employee compensation and benefits                   4,685,634       5,291,264
  Communications and data processing                   1,254,492       1,267,034
  Occupancy                                              956,524       1,004,935
  Professional services                                  404,643         557,210
  Administrative and other                               788,694       1,253,962
                                                      ----------      ----------

           Total expenses                              8,089,987       9,374,405
                                                      ----------      ----------

NET LOSS                                             $(7,370,332)    $(8,527,827)
                                                      ==========      ==========

See notes to financial statements.

NYFIX MILLENNIUM, L.L.C.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                              Period
                                                                                           September 9,
                                                                                           1999 (Date of
                                                                                           Inception) to
                                                                                           December 31,
                                                                             2000              2000

OPERATING ACTIVITIES:
  Net loss                                                              $ (7,370,332)     $ (8,527,827)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                                             362,420           368,583
  Changes in operating assets and liabilities:
    Increase in other assets                                                (162,378)         (354,621)
    Increase in due to NYFIX, Inc.                                         1,162,034         1,985,081
    Increase in accounts payable and accrued expenses                        507,959           538,762
                                                                        ------------      ------------

             Net cash used in operating activities                        (5,500,297)       (5,990,022)
                                                                        ------------      ------------

INVESTING ACTIVITIES:
  Purchases of securities owned, net                                      (6,404,021)       (6,404,021)
  Purchases of fixed assets                                               (3,162,049)       (3,350,752)
                                                                        ------------      ------------

            Net cash used in investing activities                         (9,566,070)       (9,754,773)
                                                                        ------------      ------------

FINANCING ACTIVITIES:
  Capital contributions                                                         --          16,000,000
                                                                        ------------      ------------

NET INCREASE IN CASH                                                     (15,066,367)          255,205

CASH, BEGINNING OF PERIOD                                                 15,321,572              --
                                                                        ------------      ------------

CASH, END OF PERIOD                                                     $    255,205      $    255,205
                                                                        ============      ============

See notes to financial statements.

NYFIX MILLENNIUM, L.L.C.
(A Development Stage Company)

STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
--------------------------------------------------------------------------------

                                                                        Period
                                                                     September 9,
                                                                     1999 (Date of
                                                                     Inception) to
                                                                     December 31,
                                                    2000                2000

BALANCE, BEGINNING OF PERIOD                   $ 14,842,505        $       --

  Capital contributions                                --            16,000,000

  Net loss                                       (7,370,332)         (8,527,827)
                                               ------------        ------------

BALANCE, DECEMBER 31, 2000                     $  7,472,173        $  7,472,173
                                               ============        ============

See notes to financial statements.

NYFIX MILLENNIUM, l.l.c.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION

NYFIX Millennium, L.L.C. (the "Company") is a limited liability company that was organized on  September 9, 1999.  The Company was  organized  primarily  for the purpose of generating  transaction- oriented revenue by providing  institutional investors  with stock market trade  executions  through an  alternative  trading system ("ATS"). Through December 31, 2000 activities have consisted primarily in the  development  of an ATS. In December  2000,  the Company placed the ATS into service and  revenue is  anticipated  to begin in 2001.  The Company is owned by
NYFIX Inc.  ("NYFIX")  and a group of seven banks and brokerage  firms,  ("Other
Members"),  (collectively, the "Members"). NYFIX owns 50% of the Company and the
Other  Members own the remaining  50%.  NYFIX  contributed  $2 million for their ownership  interest and the Other Members each  contributed $2 million for their ownership  interests for a total cash contributed capital amount of $16,000,000.
In addition,  NYFIX purchased an option from the Other Members allowing NYFIX to purchase up to an additional  30% of the  Company's  common stock from the Other
Members.

The Company is registered as a broker-dealer  in securities under the Securities
Exchange Act of 1934 and will operate as an ATS in  compliance  with  Securities and Exchange Commission ("SEC"),  regulations.  Further, the Company is a member of the National Association of Security Dealers, Inc.

2.  SIGNIFICANT ACCOUNTING POLICIES

SECURITIES  - Security  transactions  and the  related  income and  expense  are recorded on a trade date basis.  Dividends are recorded on the ex-dividend  date and interest is accrued as earned.  Securities  are carried at market value with the realized and unrealized gains and losses reflected within net income.  There were no  realized  or  unrealized  gains or  losses  during  1999 or  2000.  All securities are held in the Company's name and custodied with one major financial institution.

PROPERTY  AND  EQUIPMENT - Property and  equipment  are recorded at cost and are depreciated  over their  estimated  useful  lives.  Leasehold  improvements  are amortized  over the lesser of their  economic  useful  lives or the terms of the related leases.

INCOME TAXES - The Company is a limited  liability  company that is treated as a partnership  for federal and state income tax purposes.  As such, the Company is not subject to income tax. The loss  applicable to the operations of the Company is includable in the income tax returns of the Members.

MEMBERS'  CAPITAL  -  Capital  contributions  of the  members  are  recorded  as received.  Withdrawal  of  capital  by a  member  would  be  recognized  at  the withdrawal  date.  During 1999, there were $16 million of  contributions.  There have been no withdrawals during 2000 or 1999.

USE OF ESTIMATES - The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted  in the  United  States  of  America requires  management to make estimates and assumptions  that affect the reported amounts  of assets and  liabilities  and  disclosure  of  contingent  assets and contingent  liabilities at the date of the financial statements and the reported amounts of revenues and expenses  during the year.  Actual  results could differ from those estimates.

PENDING ACCOUNTING  PRONOUNCEMENTS - In September 2000, the Financial Accounting
Standards  Board  ("FASB")  issued SFAS No. 140,  which  replaces  SFAS No. 125,
Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments
of  Liabilities  (SFAS No. 125).  It revises the standards  for  accounting  for securitizations  and other  transfers of  financial  assets and  collateral  and requires certain disclosures, but it carries over most of the provisions of SFAS
No. 125  without  reconsideration.  SFAS No.  140 is  effective  for  transfers, servicing, or extinguishments occurring after March 15, 2001, except for certain provisions  relating to the accounting and disclosure for secured borrowings and collateral,  for which the effective date was December 15, 2000. The adoption of the  effective  provisions  of this  statement  did  not  impact  the  Company's financial  condition or results of operations.  Management  does not believe the adoption  of the  remaining  provisions  will  have  a  material  impact  on the
Company's financial condition or results of operations.

In  June  1998,  the  FASB  issued  SFAS  No.  133,  Accounting  for  Derivative
Instruments  and Hedging  Activities  (SFAS No. 133), as amended in June 1999 by
SFAS No. 137,  Accounting for Derivative  Instruments  and Hedging  Activities -
Deferral of the  Effective  Date of SEAS No.  133,  and in June 2000 by SFAS No.
138,   Accounting  for  Certain  Derivative   Instruments  and  Certain  Hedging
Activities  (collectively,  SFAS  No.  133).  SFAS  No.  133  requires  that all derivatives,  including  certain  derivatives  embedded in other  contracts,  be recognized  in the  statement  of  financial  condition,  either as assets or as liabilities,  and be measured at their fair value. SFAS No. 133 became effective
January 1, 2001. No adjustment  was required as a result of the adoption of this statement.

3.  PROFIT AND LOSS ALLOCATIONS

Pursuant to the Company's operating  agreement,  the first $14 million in losses of the Company  will be  allocated  to the Other  Members,  which  equals  their capital  investment  in the Company.  Profits,  distributed  as  dividends,  are allocated  80%  to  NYFIX  and  20% to  the  Other  Members.  In  the  event  of liquidation,  distribution  of the assets of the Company will be  distributed to the Members in accordance with the extent of their positive capital accounts.

4.  REGULATORY NET CAPITAL REQUIREMENT

The Company is subject to the Uniform Net Capital Rule (Rule  15c3-1)  under the
Securities and Exchange Act of 1934,  which requires the  maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital both as defined, shall not exceed 15 to 1. At December 31, 2000, the Company had regulatory  net capital  and minimum  regulatory  net  capital  requirements  of
$4,128,525 and $168,256,  respectively.  The Company's net capital ratio was .61 to 1 at December 31, 2000.

5.  RELATED PARTY TRANSACTIONS

During 2000, and for the period September 9, 1999 to December 31, 2000,  certain operating  costs and  capital  expenditures  were paid by NYFIX on behalf of the
Company.  Such  costs are  reflected  as Due to  NYFIX,  Inc.  on the  Company's statement of financial condition.  As of December 31, 2000 a payable to NYFIX of approximately $2 million is recorded.

NYFIX entered into several lease  agreements  for computer  equipment and office space.  The equipment and office space is used by the Company under the terms of a management agreement with NYFIX. The management agreement requires the Company to repay  NYFIX for the amount of the  expense on a  month-to-month  basis.  The leases in effect at December 31, 2000 expire at various dates through June 2005.
Future payments to NYFIX for such leases are expected to be as follows:

   2001                                                          $   848,604
   2002                                                              700,104
   2003                                                              227,223
   2004                                                               68,916
   2005                                                               34,458
                                                                 -----------
                                                                 $ 1,879,305
                                                                 ===========

Loans are made to  employees  of the Company at the  discretion  of  management.
These loans are unsecured and repayable  upon demand.  During 2000,  the maximum amount  outstanding  was  $119,000.  Loans  receivable  under this  program were
$117,000  at  December  31, 2000 and are  included  in other  assets  within the accompanying statement of financial condition.

