Form 10-Q
period 2003-03-31
NYFIX INC
filed 2003-05-15
CIK 99047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

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

                           ---------------------------

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

There were 31,151,915  shares of Common Stock issued and outstanding as of April
30, 2003.

                                   NYFIX, INC.

                                    FORM 10-Q

                      For the quarter ended March 31, 2003

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Consolidated Balance Sheets as of March 31, 2003
              and December 31, 2002                                         3

            Consolidated Statements of Income for the three months
              ended March 31, 2003 and 2002                                 4

            Consolidated Statements of Cash Flows for the three
              months ended March 31, 2003 and 2002                          5

            Notes to Consolidated Financial Statements                      6

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            17

 Item 3.    Quantitative and Qualitative Disclosures About Market Risk     25

 Item 4.    Controls and Procedures                                        26

PART II     OTHER INFORMATION

 Item 1.    Legal Proceedings                                              27

 Item 5.    Other Information                                              27

 Item 6.    Exhibits and Reports on Form 8-K                               27

 Signatures                                                                28

 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002  29

                                   NYFIX, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  March 31,         December 31,
                                                                                    2003               2002
                                                                                --------------      ------------
ASSETS                                                                          (unaudited)
Current assets:
   Cash and cash equivalents                                                     $   9,043          $  11,213
   Short-term investments                                                            9,853             10,727
   Accounts receivable, less allowances of $1,216 and $1,207, respectively          18,921             16,601
   Inventory, net                                                                    1,168              1,098
   Due from unconsolidated affiliates                                                  544                537
   Deferred income taxes                                                               568                590
   Prepaid expenses and other                                                        2,194              2,938
                                                                                 ---------          ---------
      Total current assets                                                          42,291             43,704
Property and equipment, less accumulated depreciation of $18,402 and
   $16,424, respectively                                                            17,720             18,186
Goodwill                                                                            70,161             70,161
Acquired intangible assets, net                                                      8,892              9,404
Investments in unconsolidated affiliates                                             5,149              5,510
Notes receivable from unconsolidated affiliates                                      2,542              1,519
Other amounts due from unconsolidated affiliates                                     1,468              1,002
Deferred income taxes                                                                6,326              6,181
Other assets, less accumulated amortization of $8,139 and $7,556, respectively       5,427              5,150
                                                                                 ---------          ---------
       Total assets                                                              $ 159,976          $ 160,817
                                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                             $   3,361          $   3,729
    Accrued expenses                                                                 4,662              5,360
    Current portion of capital lease obligations                                       973              1,089
    Deferred revenue                                                                 2,946              2,561
    Other current liabilities                                                          172                142
                                                                                 ---------          ---------
       Total current liabilities                                                    12,114             12,881
Long-term portion of capital lease obligations                                         464                664
Other long-term liabilities                                                            175                207
                                                                                 ---------          ---------
       Total liabilities                                                            12,753             13,752
                                                                                 ---------          ---------

Stockholders' equity:
    Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued        --                 --
    Common stock, $0.001 par value; 60,000,000 shares authorized;                       32                 32
     32,444,175 and 32,420,558 issued, respectively
    Additional paid-in capital                                                     161,403            161,347
    Retained earnings                                                                5,352              5,276
    Treasury stock, 1,301,300 shares, at cost                                      (19,100)           (19,100)
    Due from employees for issuance of common stock                                   (605)              (597)
    Accumulated other comprehensive income                                             141                107
                                                                                 ---------          ---------
        Total stockholders' equity                                                 147,223            147,065
                                                                                 ---------          ---------
        Total liabilities and stockholders' equity                               $ 159,976          $ 160,817
                                                                                 =========          =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended
                                                                          March 31,
                                                                 -------------------------------
                                                                    2003                2002
                                                                 ---------            ---------

Revenue:
   Subscription                                                 $  8,547             $  7,177
   Sale                                                            2,655                1,309
   Service contract                                                2,472                1,216
   Transaction                                                     3,609                  369
                                                                --------             --------
      Total revenue                                               17,283               10,071
                                                                --------             --------

Cost of Revenue:
   Subscription                                                    4,573                3,129
   Sale                                                              484                  222
   Service contract                                                  542                  231
   Transaction                                                     2,146                  865
                                                                --------             --------
      Total cost of revenue                                        7,745                4,447
                                                                --------             --------

Gross Profit:
   Subscription                                                    3,974                4,048
   Sale                                                            2,171                1,087
   Service contract                                                1,930                  985
   Transaction                                                     1,463                 (496)
                                                                --------             --------
      Total gross profit                                           9,538                5,624
                                                                --------             --------

Operating Expense:
   Selling, general and administrative                             7,835                5,212
   Research and development                                          177                  179
   Depreciation and amortization                                   1,176                  537
                                                                --------             --------
      Total operating expense                                      9,188                5,928
                                                                --------             --------
Income (loss) from operations                                        350                 (304)

Interest expense                                                     (31)                 (87)
Investment income                                                    106                   82
Equity in loss of unconsolidated affiliates                         (362)                 (32)
                                                                --------             --------
Income (loss) before income tax benefit and minority interest         63                 (341)
Income tax benefit                                                   (13)                (133)
                                                                --------             --------
Income (loss) before minority interest                                76                 (208)
Minority interest in NYFIX Millennium, net of tax of $195           --                    306
                                                                --------             --------
Net income                                                      $     76             $     98
                                                                ========             ========

Basic income per common share                                   $   0.00             $   0.00
                                                                ========             ========
Basic weighted average common shares outstanding                  31,131               27,901
                                                                ========             ========
Diluted income per common share                                 $   0.00             $   0.00
                                                                ========             ========
Diluted weighted average common shares outstanding                31,936               29,210
                                                                ========             ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           Three Months Ended
                                                                                March 31,
                                                                      --------------------------------
                                                                        2003                   2002
                                                                      ---------           ------------

Cash flows from operating activities:
  Net income                                                         $     76             $     98
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation and amortization                                      3,075                2,018
     Deferred income taxes                                               (145)                 (13)
     Provision for bad debts                                               15                   26
     Equity in loss of unconsolidated affiliates                          362                   32
     Minority interest in NYFIX Millennium, net of income tax            --                   (306)
     Changes in assets and liabilities (net of business
       acquisitions):
     Accounts receivable                                               (2,335)              (1,356)
     Inventory                                                            (70)                  80
     Prepaid expenses and other                                           735                  153
     Deferred revenue                                                     385                    8
     Accounts payable, accrued expenses and other                      (1,068)              (1,943)
       liabilities
     Other, net                                                           (38)                 136
                                                                     --------             --------
       Net cash provided by (used in) operating activities                992               (1,067)
                                                                     --------             --------
Cash flows from investing activities:
  Purchases of short-term investments                                     (21)              (2,346)
  Sales of short-term investments                                         950               22,543
  Capital expenditures for property and equipment                      (1,514)                (766)
  Capitalization of product enhancement costs and other                  (851)                (562)
  Proceeds from sale of equipment                                        --                    373
  Payments for acquisitions, net of cash acquired                        --                 (6,230)
  Investments in unconsolidated affiliates                               --                 (4,000)
  (Loans and advances to) repayments from
     unconsolidated affiliates, net                                    (1,466)               2,140
                                                                     --------             --------
       Net cash (used in) provided by investing activities             (2,902)              11,152
                                                                     --------             --------
Cash flows from financing activities:
  Principal payments under capital lease obligations                     (316)                (228)
  Net proceeds from issuance of common stock                               56                   92
                                                                     --------             --------
       Net cash used in financing activities                             (260)                (136)
                                                                     --------             --------
Net (decrease) increase in cash and cash equivalents                   (2,170)               9,949
Cash and cash equivalents, beginning of period                         11,213                4,968
                                                                     --------             --------
Cash and cash equivalents, end of period                             $  9,043             $ 14,917
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

                                   NYFIX, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.          BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

            NYFIX, Inc. (together with its subsidiaries, the "Company"), founded in 1991,  provides  electronic trading  technology  infrastructure and execution services to the  professional  trading  segment of the brokerage  industry.  The
Company's  products and services  automate  institutional  trading  workflows by streamlining data entry and seamlessly  integrate electronic order and execution handling.  The Company  offers a complete  electronic  desktop order  management solution, stationary and wireless handheld exchange floor technology, and a high volume trade execution platform. The Company's products deliver straight through processing for front,  middle and back office trade  information  handling.  The
Company  delivers its products mainly as a service bureau offering and maintains an  extensive  data  center  with a network  of  electronic  circuits  that link
industry   participants   together  and  provide  access  to  the  domestic  and
international  equities  and  derivatives  markets.  Headquartered  in Stamford,
Connecticut,  the  Company  has  additional  offices in New York  City,  London,
Chicago and San Francisco.

BASIS OF PRESENTATION

            The accompanying interim consolidated financial statements have been prepared in accordance  with the rules and  regulations  of the  Securities  and
Exchange Commission's  Regulation S-X and consequently do not include all of the disclosures  required  under  accounting  principles  generally  accepted in the
United States of America. The Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of March 31, 2003, the consolidated statements of income for the three months ended March 31, 2003 and 2002 and the consolidated  statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited.  The  accompanying consolidated  financial  statements  include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries and reflect all adjustments,  which were comprised of normal and recurring accruals, considered necessary for a fair presentation of the Company's financial condition and results of operations. All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.  Prior to February 1, 2002,  the Company's 50% ownership in NYFIX
Millennium,  L.L.C.  ("NYFIX  Millennium")  was  accounted  for under the equity method.  The Company's  ownership of EuroLink  Network,  Inc.  ("EuroLink")  and
Renaissance Trading  Technologies,  LLC ("Renaissance") was accounted for by the equity  method,  since the  Company  has the  ability  to  exercise  significant influence over the operating and financial policies of those companies.

            The operating  results for the three months ended March 31, 2003 and
2002 are not necessarily  indicative of the results to be expected for any other interim  period or any future  year.  These  consolidated  financial  statements should  be read  in  conjunction  with  the  audited  financial  statements  and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended
December 31, 2002.

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

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

periodically  and the effects of revisions  are  reflected  in the  consolidated financial  statements in the period they are determined to be necessary.  Actual results could differ from those estimates.

RECLASSIFICATIONS

            Certain  reclassifications  have  been  made in the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,   the  Company  reclassified  certain
operating expenses to cost of revenue for the three months ended March 31, 2002.

STOCK-BASED EMPLOYEE COMPENSATION

            The Company accounts for its stock-based employee compensation plans under the recognition and measurement  provisions of Accounting Principles Board
Opinion  ("APB") No. 25,  "Accounting for Stock Issued to Employees" and related interpretations. The Company does not recognize stock-based compensation expense in its reported results as all stock options granted had an exercise price equal to the fair  value of the  underlying  common  stock on the date of  grant.  The following  table  illustrates  the effect on net income (loss) and income (loss)
per share if the Company had applied the fair value  recognition  provisions  of
Statement of  Financial  Accounting  Standards  ("SFAS") No. 123, as required by
SFAS No. 148, to stock-based employee compensation:

                                                     Three months ended
                                                          March 31,
                                                  --------------------------
                                                      2003           2002
                                                  ------------     ---------
                                                  (in thousands, except
                                                    per share amounts)

Net income, as reported                          $          76      $   98
Compensation expense based on the fair value
   method, net of tax                                   (1,732)     (2,115)
                                                 -------------      ------
Pro forma net (loss) income                      $      (1,656)     (2,017)
                                                 =============      ======

Basic income (loss) per common share:
   As reported                                   $        0.00      $ 0.00
                                                 =============      ======
   Pro forma                                     $       (0.05)     $(0.07)
                                                 =============      ======

Diluted income (loss) per common share:
   As reported                                   $        0.00      $ 0.00
                                                 =============      ======
   Pro forma                                     $       (0.05)     $(0.07)
                                                 =============      ======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In July 2002, the FASB issued SFAS No. 146,  "Accounting for Exit or
Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal  activities at their fair values when a liability has been incurred.
Under  previous  guidance,  certain exit costs were  accrued  upon  management's commitment  to an exit plan.  The  provisions  of SFAS No. 146 are effective for exit or disposal  activities  initiated  after  December 31,  2002.  The Company adopted SFAS No. 146 effective January 1, 2003.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

            In November  2002,  the FASB  Emerging  Issues  Task Force  ("EITF")
reached a consensus on No.  00-21,  "Accounting  for Revenue  Arrangements  with
Multiple  Deliverables." EITF No. 00-21 applies to certain contractually binding
arrangements   under  which  a  company  performs  multiple  revenue  generating activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  EITF No. 00-21 is effective  for revenue  arrangements entered into in fiscal  periods  beginning  after June 15, 2003.  The Company is evaluating  the provisions of EITF No. 00-21 and whether the  implementation  of this statement will have a material effect on the Company's  financial position, results of operations or cash flows.

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS
No. 123,  "Accounting  for  Stock-Based  Compensation,"  to provide  alternative methods of transition  for companies that  voluntarily  change to the fair value based method of accounting for stock-based employee  compensation.  SFAS No. 148 also amends the disclosure  provisions of SFAS No. 123 and APB No. 28,  "Interim
Financial  Reporting,"  to require  disclosure  in the  summary  of  significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and income per share in annual and interim financial  statements.  The disclosure  provisions of SFAS
No. 148 are effective for both interim and annual  periods ending after December
15,  2002.  The Company  adopted the  disclosure  provisions  of SFAS No. 148 at
December 31, 2002.

            In January 2003, the FASB issued FIN 46,  "Consolidation of Variable
Interest  Entities,"  which  requires  the  consolidation  of  certain  entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE  when it has  equity  investors  which  lack the  characteristics  of a controlling  financial interest,  or its capital is insufficient to permit it to finance  its  activities  without  additional  subordinated  financial  support.
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

2.          INVENTORY

            Inventory consisted of the following:

                                            March 31,            December 31,
                                              2003                 2002
                                           ----------            -----------
                                                    (in thousands)
Parts and materials                          $1,084              $  912
Work in process                                --                    52
Finished goods                                  244                 294
                                             ------              ------
        Total inventory, gross                1,328               1,258
Less: Allowance for obsolescence                160                 160
                                             ------              ------
        Total inventory, net                 $1,168              $1,098
                                             ======              ======

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

3.          ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

ACQUISITIONS

NYFIX MILLENNIUM

            NYFIX  Millennium  L.L.C.  ("NYFIX  Millennium"),  a  broker-dealer, developed an ATS, which is an electronic  system that matches buyers and sellers in a completely anonymous  environment.  The system aims to provide high quality
execution  for  clients  through  computerized  matching   technologies.   NYFIX
Millennium  offers users access to multiple  liquidity  points  through a single terminal, complete anonymity and invisibility, intelligent order routing and the opportunity for price  improvement and liquidity  enhancement.  NYFIX Millennium provides an efficient way for major financial institutions and traders to obtain the  best  match  available  for  their  transactions  in  the  listed  equities marketplace.

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

            On February 1, 2002, the Company  exercised the Option.  In exchange for the increased membership interest in NYFIX Millennium,  the Company paid the
Initial  Partners  and New  Partners  an  aggregate  of  296,250  shares  of the
Company's  common  stock with a fair value of $4.5  million,  with each  Initial
Partner  receiving 33,750 shares of common stock and each New Partner  receiving
15,000 shares of common stock. As a result,  the Company increased its ownership of NYFIX  Millennium to 80%. The results of operations of NYFIX  Millennium have been included in the  accompanying  consolidated  statements of income since the acquisition date. All advances and loans, including accrued interest,  have been eliminated in  consolidation  commencing on February 1, 2002.  The excess of the purchase price over the fair value of the net assets  acquired was $27.8 million and has been recorded as goodwill.  Some of the Company's key considerations for the  acquisition  of NYFIX  Millennium  included  NYFIX  Millennium's  growth in revenue,  the  attractiveness  of the synergies  anticipated  with the Company's recently acquired NYFIX Transaction  Services  broker-dealer,  and the Company's ability to exercise significant control over NYFIX Millennium's operations.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

            Pursuant to the NYFIX Millennium  Operating  Agreement,  as amended, the first $22.0 million in NYFIX Millennium operating losses since inception was allocated to the Initial Partners and New Partners,  which equaled the extent of their capital  contribution to NYFIX Millennium.  The minority interest in NYFIX
Millennium  disclosed on the accompanying  consolidated  statement of income for the  three  months  ended  March  31,  2002  reflects  the  allocation  of NYFIX
Millennium  losses to the Initial  Partners and New Partners post acquisition to the  extent of their  capital  contribution,  thereby  reducing  their  minority interest to zero.  In  addition,  the Company has  recognized  NYFIX  Millennium operating losses of $6.5 million post acquisition  through March 31, 2003, which was $4.5 million  greater,  on a cumulative  basis,  than the Company's  capital contribution of $2.0 million.  While the Company expects NYFIX  Millennium to be profitable in the future, there can be no assurances of such profitability. As a result,  the Company has not allocated to the Initial  Partners and New Partners their pro rata  share of NYFIX  Millennium  losses  in  excess of the  Company's capital contribution, aggregating $1.1 million through March 31, 2003, since the
Company cannot assure  recoverability of the asset that such an allocation would create. At such time when NYFIX Millennium  achieves  profitability,  24% of its profits,  net of the Company's  recovering its  over-allocated  losses,  will be allocated to the Initial Partners and New Partners.

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

            The Company financed the transaction with a combination of (i) $10.0 million in net cash; (ii) 2,784,896 shares of common stock of the Company having a fair value of $41.2  million;  and (iii) 493,699 shares of common stock of the
Company having a fair value of $3.5 million  reserved for issuance upon exercise
of  Javelin  stock  options  assumed  by  the  Company.   The  Company  incurred
approximately  $1.2 million in costs directly  associated with the  acquisition, which  were  included  in the  overall  consideration.  The cash  portion of the purchase price was financed  through  available funds. The results of operations of Javelin have been included in the  consolidated  income  statements since the acquisition  date.  The excess of the purchase  price over the fair value of the net assets acquired was $42.3 million and has been recorded as goodwill.

            Of the  aforementioned  purchase  price,  $1.0  million  in cash and
270,945 shares of common stock,  having a fair value of $4.0 million as of March
31, 2002, is being held in escrow by an unrelated  third party and is subject to a final working capital adjustment to be calculated as of March 31, 2002 and the effect  of  the  outcome  of  specific  litigation  to be  determined  based  on activities  through  March  31,  2003.  The  entire  amount  of cash and  shares
continues  to  be  held  in  escrow  pending   resolution  of  the   appropriate
distribution  of such cash and shares.  See Note 10,  Subsequent  Event,  to the consolidated financial statements. The Company will record the return of escrow, if any,  based  upon  activities  through  March 31,  2003,  as a  reduction  in goodwill.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

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
Such  amounts  since the date of  acquisition  were  recognized  as revenue on a straight-line  basis over the  remaining  service  maintenance  contract  period through March 31, 2003. The purchase price  allocation of these  obligations was included in "deferred revenue" in the accompanying consolidated balance sheet at
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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

            Goodwill  and  other  acquired  intangibles  at March  31,  2003 and
December 31, 2002 primarily  relate to the Company's 2002  acquisitions of NYFIX
Millennium  and  Javelin  described  above.  The  Company  completed  the  asset valuations for the acquisitions  and the annual goodwill  impairment test during the fourth quarter of 2002.

            Acquired intangible assets consisted of the following:

                                                                                               Weighted-
                                                            March 31,        December 31,       Average
                                                              2003              2002          Useful Life
                                                        -------------      --------------     -----------
                                                                     (in thousands)
Existing technology                                      $      7,500      $      7,500         5.2 years
Customer related intangibles                                    2,700             2,700        10.5 years
Trademarks and other                                              800               800         5.3 years
                                                        -------------        ----------
       Total intangible assets, gross                          11,000            11,000
Less: Accumulated amortization                                  2,108             1,596
                                                        -------------        ----------
       Total intangible assets, net                      $      8,892      $      9,404
                                                        =============        ==========

            Amortization  expense of acquired intangible assets was $0.5 million for the period ended March 31, 2003.  During the period ended March 31, 2003, no goodwill was acquired, impaired or written-off.

            Based on identified  intangible  assets  recorded at March 31, 2003, and assuming no  subsequent  impairment  of the  underlying  assets,  the annual amortization expense is expected to be as follows:

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

                                                                Amount
Year ending December 31,                                    (in thousands)
------------------------
    2003                                                      $ 2,048
    2004                                                        2,048
    2005                                                        2,048
    2006                                                        2,048
    2007                                                          923
    Thereafter                                                    289
                                                             --------
       Future estimated amortization expense                 $  9,404
                                                             ========

4.          INVESTMENT IN AFFILIATES

EUROLINK

            On March 6, 2002, the Company acquired a convertible preferred stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the U.S.  equity markets from Europe.  EuroLink offers the
Company's   equity   terminals  and  market  access  services  to  the  European marketplace,  primarily on a transaction  fee basis.  The  preferred  stock will automatically  convert into a 40% common stock  interest upon the earlier of two years from the date of the  agreement  or a change of control,  as  defined,  of
EuroLink.  The Company  also has an option to purchase up to an  additional  40%
common stock interest in EuroLink from certain of its stockholders at a price to be determined  based upon a formula of  EuroLink's  earnings,  as defined.  Such exercise  price  ranges  from a minimum  of $1.0  million  to a maximum of $10.0 million.  The option is exercisable  between April 1, 2004 and June 30, 2004 and is  payable  in  equal  amounts  of cash and the  Company's  common  stock.  The investment in EuroLink is being  accounted for under the equity  method.  During the three months ended March 31, 2003 and 2002,  the Company  recorded a loss on the  investment  of $179,000  and $32,000,  respectively,  which was included in
"equity in loss of unconsolidated  affiliates" in the accompanying  consolidated statements  of income.  In  addition,  the  Company had a note  receivable  from
EuroLink at March 31, 2003 and  December  31, 2002 in the amount of $0.5 million plus accrued interest at 6.0%, due October 2003, which was included in "due from unconsolidated affiliates" in the accompanying consolidated balance sheets.

RENAISSANCE

            On  October  2,  2002,  the  Company  acquired  an 18%  interest  in
Renaissance.  The Company  acquired its interest in return for 300,000 shares of the Company's stock with a fair value of $1.1 million. Renaissance was formed to commercialize  a NASDAQ trading  platform (the  "Platform").  The Company has an option to purchase a minimum of 20% to a maximum of 40% of the total outstanding membership  units  of  Renaissance  at a price  to be  determined  based  upon a formula,  between  October 2004 and October 2006.  In October 2002,  the Company
loaned  $1.5  million to  Renaissance  in  exchange  for a  convertible  secured promissory  note.  The note bears an  interest  rate of 5.5%,  is due in October
2007, and is convertible  into 6,400,000 units (or 32% of the total  outstanding membership units,  subject to dilution) of Renaissance,  at the Company's option anytime after October 2003. In February  2003,  the Company loaned an additional
$1.0 million to Renaissance in exchange for a secured  promissory note. The note bears  an  interest  rate of 5.5% and is due in  February  2008.  The  Company's investment in Renaissance is being accounted for under the equity method. During the three  months  ended  March 31,  2003,  the  Company  recorded a loss on the investment of $183,000,  which was included in "equity in loss of unconsolidated affiliates" in the accompanying consolidated statement of income.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

            In connection with its investment,  the Company  acquired,  for $1.0 million,  and contributed to Renaissance,  the intellectual  property rights and source code to the Platform,  which was developed over the last several years by a major bank and  brokerage  firm and  contributed  such  intellectual  property rights and source code to  Renaissance.  In  addition,  the Company  advanced to
Renaissance  $0.5 million and $1.0 million to fund certain  operating  costs and capital  expenditures during the three months ended March 31, 2003 and the three months ended  December 31, 2002,  respectively.  Such advances were reflected as
"other  amounts  due  from   unconsolidated   affiliates"  in  the  accompanying
consolidated  balance sheets.  In consideration  for the  intellectual  property rights  contributed and the advanced  funding of the operating costs and capital expenditures,  the Company  will share in 50% of  Renaissance's  revenue for, at minimum,  3 years.  The Company  subleases  approximately  8,000  square feet of office space to Renaissance at an annual cost of $0.2 million.

5.          INCOME TAXES

            The Company recorded tax benefits of $13,000 and $133,000 during the three  months  ended  March  31,  2003 and  2002,  respectively.  The  Company's effective  tax benefit rate was 21% and 39% for the three months ended March 31,
2003 and March 31, 2002, respectively.  The Company's effective tax rate for the three  months  ended  March 31, 2003 is lower than the  Federal  statutory  rate primarily  due  to the  effect  of  the  recognition  of  certain  research  and development  tax  credits  offset  by the  effect  of state  income  taxes.  The
Company's  effective  tax rate for the three months ended March 31, 2002 exceeds the Federal statutory rate primarily due to the effect of state income taxes.

6.          PER SHARE INFORMATION

            The Company's  basic income per common share ("EPS") was  calculated based on net income available to common  stockholders  and the  weighted-average number of shares  outstanding  during the reported period.  Diluted EPS included additional  dilution  from  common  stock  equivalents,  such as stock  issuable pursuant to the exercise of outstanding stock options.

                                                     Three Months Ended
                                                          March 31,
                                                    --------------------
                                                      2003       2002
                                                    --------    -------
                                                    (in thousands, except
                                                      per share amounts)

Net income                                           $   76     $    98
                                                     ======     =======
Basic income per common share                        $ 0.00     $  0.00
                                                     ======     =======

Basic weighted average common shares outstanding     31,131      27,901
Potentially dilutive effect of stock options            805       1,309
                                                     ------     -------
Diluted weighted average shares outstanding          31,936      29,210
                                                     ======     =======
Diluted income per common share                      $ 0.00     $  0.00
                                                     ======     =======

7.          BUSINESS SEGMENT INFORMATION

            The Company has adopted the disclosure requirements of SFAS No. 131,
"Disclosures  About  Segments of an Enterprise and Related  Information,"  which establishes  standards for additional  disclosure  about operating  segments for

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

interim and annual financial  statements.  This standard requires  financial and descriptive  information be disclosed for segments whose  operating  results are
reviewed  by  the  Company  for  decisions  on  resource  allocation.   It  also
establishes  standards  for related  disclosures  about  products and  services, geographic areas and major customers.

            The Company operates as a financial  services  technology company in two  industry  segments,  Technology  Services  and  Transaction  Services.  The
Company's  broker-dealer  operations,  NYFIX  Millennium  and NYFIX  Transaction
Services,  which are managed  separately within the Company and are regulated by the NASD, comprise the Transaction Services segment.  NYFIX Millennium developed an ATS,  which is an  electronic  system  that  matches  buyers and sellers in a completely anonymous environment. NYFIX Transaction Services provides electronic execution services,  primarily to domestic and international  broker-dealers and specialized  trading firms. The accounting  policies of the reportable  segments are the  same as  those  described  in the  summary  of  significant  accounting policies  contained herein within Note 1. The operating  segments reported below are the  segments of the Company for which  separate  financial  information  is available  and for which  operating  results are  evaluated  regularly by senior management in deciding how to allocate resources and in assessing performance.

            The Technology  Services  segment,  which  classifies its revenue as subscription,  sale or service contract,  provides desktop  solutions,  wireless exchange  floor  systems,  electronic  automation  systems and straight  through processing to the professional trading segment of the brokerage community.

            The Transaction Services segment provides  broker-dealer  operations and generally classifies its revenue as transaction.

            Summarized financial information by business segment was as follows:

                                              Three Months Ended
                                                   March 31,
                                        -------------------------------
                                           2003                2002
                                        ---------           -----------
Revenue:                                       (in thousands)
   Technology Services                  $ 13,919            $  9,702
   Transaction Services                    3,849                 369
   Eliminations                             (485)               --
                                        --------            --------
      Total revenue                     $ 17,283            $ 10,071
                                        ========            ========

Gross Profit:
   Technology Services                  $  8,243            $  6,120
   Transaction Services                    1,295                (496)
                                        --------            --------
      Total gross profit                $  9,538            $  5,624
                                        ========            ========

            Reconciling  information  between  business  segments and the income
(loss) before income taxes and minority interest was as follows:

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                            -----------------------
                                                               2003         2002
                                                            ----------   ----------
                                                              (in thousands)

Gross profit for reportable segments                        $ 9,538      $ 5,624
Operating expenses                                           (9,188)      (5,928)
Interest expense                                                (31)         (87)
Investment income                                               106           82
Equity in loss of unconsolidated affiliates                    (362)         (32)
                                                            -------      -------
Income (loss) before income taxes and minority interest     $    63      $  (341)
                                                            =======      =======

8.          OTHER COMPREHENSIVE INCOME

            The components of other  comprehensive  income,  net of tax, were as follows:

                                                                   Three Months Ended
                                                                       March 31,
                                                                   ------------------
                                                                     2003     2002
                                                                   -------   --------
                                                                    (in thousands)
Net income                                                          $ 76     $ 98
Changes in net unrealized gain on available-for-sale securities       34       35
                                                                    ----     ----
Total comprehensive income                                          $110     $133
                                                                    ====     ====

            Accumulated  other  comprehensive  income,  net of tax, at March 31,
2003 and December 31, 2002 consisted of the  accumulated  net unrealized gain on available-for-sale securities of $141,000 and $107,000, respectively.

9.          CASH FLOW SUPPLEMENTAL INFORMATION

            Information  about the cash flow activities  related to acquisitions was as follows:

                                                                  Three Months Ended
                                                                      March 31,
                                                            -----------------------------
                                                                 2003            2002
                                                            ------------      -----------
                                                                  (in thousands)
Fair value of net assets acquired, net of cash acquired     $        --       $ 98,073
Fair value of liabilities assumed                                    --        (15,189)
Common stock issued for acquisitions                                 --        (49,154)
Pre-acquisition investment basis                                     --        (27,500)
                                                            -------------     --------
      Payments for acquisitions, net of cash acquired       $        --       $  6,230
                                                            =============     ========

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (unaudited)

            The above fair values of net assets and liabilities are based on the preliminary  values at March 31, 2002. The final  allocation of assets  acquired differed from the fair values presented.

            Information about other cash flow activities was as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          -----------------------
                                                            2003         2002
                                                          ----------   ----------
Supplemental disclosures of cash flow information:          (in thousands)
     Cash paid for interest                               $  31         $  87
     Cash paid for income taxes, net of refunds            (688)          586
Supplemental schedule of noncash investing and
   financing information:
     Unrealized gain on available-for-sale securities       (34)          (35)

10.         SUBSEQUENT EVENT

            On May 13,  2003,  the Company was served as a defendant in KLEDARAS
v. NYFIX, INC. (Sup. Ct. NY County) Index No. 601502/03, which had been filed on the same date in New York State  court in New York  City.  George  Kledaras,  as representative  of shareholders of Javelin,  seeks the release of an escrow fund established  in connection  with the Company's  acquisition  of Javelin in March
2002 and  alleges  damages of at least $18  million  against the Company and its
Chairman and CEO,  Peter K. Hansen,  in connection  with such  acquisition.  The
Company  believes  the  lawsuit is without  merit and  intends to defend  itself vigorously.

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

                                   NYFIX, Inc.

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

            For our accounting  policies that, among others, are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's Discussion and Analysis, in our Annual  Report on Form 10-K for the year ended  December  31,  2002.  Senior management  has discussed  the  development  and  selection of these  accounting policies, and estimates, and the related disclosures with the Audit Committee of the  Board of  Directors  ("Audit  Committee").  See Note 1 in the  Notes to the
Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 for our significant  accounting  policies.  In the first three months of 2003,  there have been no changes to our significant  accounting policies.

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

                                   NYFIX, Inc.

            Certain  reclassifications  have  been  made in the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation. In connection therewith, we reclassified certain operating expense to cost of revenue for the three months ended March 31, 2002.

            The following  discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Historical results are not necessarily indicative of the operating results for any future period.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUE

            Total revenue  increased $7.2 million,  or 71%, to $17.3 million for the three months ended March 31, 2003,  from $10.1  million for the three months ended March 31, 2002,  primarily due to increases in revenue attributable to our
recently   acquired   broker-dealer   subsidiaries  of  $3.5  million,   revenue
attributable  to our recently  acquired  Javelin  business of $3.0 million,  and subscription  and service  contract  revenue from increased demand from our core customers and the addition of new customers, of $0.7 million.

            Subscription revenue increased $1.3 million, or 18%, to $8.5 million for the three  months  ended  March 31,  2003,  from $7.2  million for the three months ended March 31,  2002,  primarily  due to increased  demand from our core customers and the net addition of new customers,  of $0.6 million, and increases in  subscription  revenue  attributable  to our  recently  acquired  Javelin and broker-dealer  businesses,  of $0.8 million.  As a percentage of total  revenue, subscription  revenue  decreased to 49% in the three months ended March 31, 2003 from 71% in the three months ended March 31, 2002, primarily due to the addition of transaction revenue due to our recently acquired  broker-dealer  subsidiaries and the increase of sale and service  contract  revenue of $2.5 million from our recently acquired Javelin products.  Subscription revenue from our core business was 45% of total revenue.

            Sale revenue  increased  $1.4 million,  or 108%, to $2.7 million for the three months  ended March 31,  2003,  from $1.3 million for the three months ended March 31, 2002,  primarily due to sale revenue from our recently  acquired
Javelin  business of $1.3  million.  As a  percentage  of total  revenue,  sales revenue  increased to 15% in the three months ended March 31, 2003,  from 13% in the three  months  ended  March 31,  2002,  primarily  due to the impact of sale revenue for our Javelin products. This increase as a percentage of total revenue was partially  offset by the effect of the addition of  transaction  revenue for the three months ended March 31, 2003.

            Service  contract revenue  increased $1.3 million,  or 108%, to $2.5 million for the three  months  ended March 31,  2003,  from $1.2  million in the three  months  ended March 31,  2002.  The  increase is due to service  contract revenue  from our  recently  acquired  Javelin  business of $1.2  million.  As a percentage  of total  revenue,  service  contract  revenue  was 14% in the three months ended March 31, 2003,  as compared to 12% in the three months ended March
31, 2002, primarily due to the aforementioned  service contract revenue from our recently  acquired  Javelin  business.  This  increase as a percentage  of total revenue was  substantially  offset by the effect of the addition of  transaction revenue for the three months ended March 31, 2003.

            Transaction  revenue  increased $3.2 million to $3.6 million for the three months  ended March 31, 2003,  from $0.4 million in the three months ended
March 31, 2002. As a percentage of total revenue, transaction revenue was 21% in the three  months  ended March 31,  2003,  as compared to 4% in the three months ended March 31, 2002,  primarily due to the aforementioned  transaction  revenue for our recently acquired broker-dealer businesses,  including NYFIX Transaction
Services,   which  started  generating  revenue  on  July  1,  2002,  and  NYFIX

                                   NYFIX, Inc.

Millennium,  whose  results  have been  included in our  consolidated  financial statements since our acquisition of NYFIX Millennium on February 1, 2002.

COST OF REVENUE

            Total  cost of  revenue  increased  $3.3  million,  or 75%,  to $7.7 million for the three  months  ended March 31,  2003,  from $4.4  million in the three months  ended March 31, 2002,  due  primarily to clearing,  execution  and other  costs  related  to our  recently  acquired  NYFIX  Millennium  and  NYFIX
Transaction Services businesses, of $0.7 million, increased data center costs of
$0.7 million,  increased  costs  attributable  to support our recently  acquired
Javelin business of $0.7 million, increased  telecommunication  charges,  due to more desktop  connections and increased  capacity in our data centers to support
our  core  business,  of  $0.5  million,  and  increased   depreciation  expense
attributable to investment in data center  equipment to support our subscription revenue components of $0.2 million.

            Subscription cost of revenue increased $1.5 million, or 48%, to $4.6 million for the three  months  ended March 31,  2003,  from $3.1 million for the three months ended March 31, 2002, primarily due to increased data center costs,
including   telecommunication  charges  due  to  more  desktop  connections  and increased  capacity  in our  data  centers,  of $0.7  million,  increased  costs attributable  to our  recently  acquired  Javelin  business of $0.3  million and increased  depreciation and amortization  expense of $0.2 million,  attributable primarily to increased  investment  in our data center  equipment to support our subscription revenue. As a percentage of subscription revenue, subscription cost of revenue  increased  to 53.5% in the three  months  ended  March 31, 2003 from
43.6% in the three months ended March 31,  2002,  primarily  due to increases in the  aforementioned  costs related to investments in our data centers,  which we believe will support future revenue growth.

            Sale cost of revenue increased $0.3 million, or 150% to $0.5 million for the three  months  ended  March 31,  2003,  from $0.2  million for the three months ended March 31, 2002.  The increase in sale cost of revenue was primarily due to  increased  labor costs  attributable  to our recently  acquired  Javelin business of $0.2 million, and increased  amortization  expense, of $0.1 million, attributable to capitalized  software included in our products.  As a percentage of sale  revenue,  sale cost of revenue  increased  to 18.2% in the three months ended March 31, 2003, from 17.0% in the three months ended March 31, 2002.

            Service contract cost of revenue increased $0.3 million,  or 150% to
$0.5 million for the three months ended March 31, 2003, from $0.2 million in the three  months ended March 31, 2002.  The increase was  primarily  due to service contract labor costs of our recently  acquired Javelin business of $0.2 million.
As a percentage of service  contract  revenue,  service contract cost of revenue increased  to 21.9% in the three  months  ended March 31,  2003,  as compared to
19.0% in the three months ended March 31, 2002,  primarily  attributable  to the aforementioned cost increases.

            Transaction cost of revenue increased $1.2 million,  or 133% to $2.1 million for the three  months  ended March 31,  2003,  from $0.9  million in the three months ended March 31, 2002,  primarily  due to the growth in  transaction revenue  for the  period.  The  increase  in  transaction  cost of  revenue  was primarily  due to  clearing  and  execution  related  fees of $0.6  million,  an
increase  in  data  center   costs,   including   labor,   maintenance,   lease,
communication  and data feed expenses,  of $0.4 million,  and  depreciation  and amortization  expense of $0.2 million.  As a percentage of transaction  revenue, transaction  cost of revenue  decreased to 59.5% in the three months ended March
31, 2003,  as compared to 234.4% in the three  months ended March 31, 2002,  due primarily to the aforementioned  increase in transaction  revenue in the current period.  Transaction  cost of revenue was a greater  percentage  of costs in the three  months  ended  March 31,  2002,  due to the fact that  NYFIX  Transaction
Services  had costs in that period but did not start  generating  revenue  until
July 1, 2002.

GROSS PROFIT (AS A PERCENTAGE OF REVENUE)

            Gross profit decreased to 55.2% for the three months ended March 31,
2003,  from 55.8% for the three  months  ended March 31,  2002.  The decrease in

                                   NYFIX, Inc.

gross profit is primarily  attributable  to the impact of increased  data center costs to  support  our  subscription  and  transaction  revenue  components  and increased  telecommunication  charges,  due  to  more  desktop  connections  and increased capacity in our data centers to support our core business.

            Subscription  gross  profit  decreased to 46.5% for the three months ended March 31, 2003,  from 56.4% for the three months ended March 31, 2002. The decrease in subscription gross profit is primarily attributable to the impact of lower gross profit for our recently  acquired  Javelin business and depreciation
and   amortization   expense  related  to  our  capital  and   telecommunication
infrastructure investments made in our data center.

            Sale gross  profit  decreased  to 81.8% for the three  months  ended
March 31, 2003, from 83.0% for the three months ended March 31, 2002. The slight decrease  in sale  gross  profit  was  primarily  attributable  to the impact of increased  depreciation expense attributable to capitalized  software,  which is included in our products delivered to our customers.

            Service  contract  gross  profit  decreased  to 78.1%  for the three months  ended March 31,  2003,  from 81.0% for the three  months ended March 31,
2002. The decrease in service contract gross profit is primarily attributable to the impact of higher costs to support our increase in service contract revenue.

            Transaction  gross  profit  increased  to 40.5% for the three months ended March 31, 2003,  from a deficit of 134.4% for the three months ended March
31,  2002.  The  increase in gross  profit was  attributable  to the increase in transaction  revenue,  which  grew at a higher  rate than  costs.  As  mentioned previously, NYFIX Transaction Services had costs in the three months ended March
31, 2002, but did not start generating revenue until July 1, 2002.

SELLING, GENERAL AND ADMINISTRATIVE

            Selling,  general and administrative expense increased $2.6 million, or 50% to $7.8  million for the three  months  ended March 31,  2003,  from $5.2 million for the three months ended March 31,  2002.  The increase was  primarily due to increased selling,  general and  administrative  expense for our recently acquired NYFIX Millennium and Javelin  businesses and start-up  expenses related to NYFIX Transaction  Services of $2.0 million, and increased costs of corporate departments  to  support a larger  organization  as a result of our  growth  and acquisitions of $0.6 million, which reflects increased salaries, commissions and related  benefit  costs,  rent  expense,  and  various  office  expenses.  As  a
percentage  of  total  revenue,   selling  general  and  administrative  expense
decreased  to 45% in the three months ended March 31, 2003 from 52% in the three months ended March 31, 2002.  The decrease as a percentage  of total revenue was
attributable   to  a  higher  growth  in  revenue  than  selling,   general  and
administrative expense.

RESEARCH AND DEVELOPMENT

            Research  and  development  expense was constant at $0.2 million for the three  months  ended  March  31,  2003 and 2002.  As a  percentage  of total revenue, research and development expense decreased to 1.0% for the three months ended March 31, 2003 from 1.8% for the three months  ended March 31,  2002.  The decrease as a percentage of total revenue was attributable to a higher growth in revenue than research and development expense.

DEPRECIATION AND AMORTIZATION

            Depreciation and  amortization  expense  increased $0.7 million,  or
140%,  to $1.2  million  for the three  months  ended  March 31,  2003 from $0.5 million for the three months ended March 31, 2002.  This  increase was primarily

                                   NYFIX, Inc.

attributable  to the  amortization  expense  related to our acquired  intangible assets in connection  with our recently  acquired  NYFIX  Millennium and Javelin businesses  of $0.5  million,  depreciation  and  amortization  expense  for our recently acquired  transaction and Javelin  businesses of $0.1 million,  and the continued  investment  in  our  infrastructure  and  to  administrative  support equipment and leasehold improvements to support our growth of $0.1 million. As a percentage of total revenue,  depreciation and amortization expense increased to
6.8% for the three  months  ended March 31, 2003 from 5.3% for the three  months ended March 31,  2002.  The  increase  in  percentage  of revenue was  primarily attributable to the impact of the aforementioned costs.

INCOME (LOSS) FROM OPERATIONS

            Income from  operations  was $0.4 million for the three months ended
March 31,  2003 as compared to a loss from  operations  of $0.3  million for the three months  ended March 31, 2002.  The  improvement  in operating  results was primarily due to the increase in revenue from our recently acquired  transaction and Javelin businesses,  which more than offset the higher costs associated with these businesses.  As a percentage of total revenue,  income from operations was
2.0% in the three  months  ended March 31, 2003 as compared to a deficit of 3.0%
in the three months ended March 31, 2002.  The  improvement  as a percentage  of total revenue was  attributable  to a higher growth in revenue than costs of our acquired businesses.

INTEREST EXPENSE

            Interest expense decreased $56,000, or 64%, to $31,000 for the three months ended March 31,  2003,  from $87,000 for the three months ended March 31,
2002,  principally due to interest  incurred in connection with late payments of certain obligations of $43,000 for the three months ended March 31, 2002.

INVESTMENT INCOME

            Investment  income  increased  slightly  to  $106,000  for the three months ended March 31,  2003,  from $82,000 for the three months ended March 31,
2002.  This  increase  was  principally  due to  realized  losses  on  sales  of short-term investments aggregating $136,000 for the three months ended March 31,
2002,  offset  by lower  interest  income of  $112,000  in the  current  period, principally  from short-term  investments,  due to lower yields on lower average investment  balances  for the current  period when  compared to the prior year's three month period.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES

            Equity in loss of unconsolidated  affiliates  increased  $330,000 to
$362,000 for the three  months ended March 31, 2003,  from $32,000 for the three months ended March 31, 2002, as a result of losses  recognized from  investments in  unconsolidated  affiliates  of $179,000  for  EuroLink  and of $183,000  for
Renaissance  in the three months ended March 31, 2003. In 2002, we recorded only one month of EuroLink results as we acquired our investment on March 1, 2002.

INCOME TAX

            We recorded  an income tax  benefit of $13,000 for the three  months ended March 31, 2003,  compared to $133,000 for the three months ended March 31,
2002.  The  income tax  benefit in the three  months  ended  March 31,  2003 was attributable  to a tax provision on our pretax income which was more than offset by a tax benefit for certain  estimated  Federal  research and  development  tax credits  aggregating  $38,000,  available for research and development  expenses incurred during the three months ended March 31, 2003. Our effective tax benefit rate of 21% in the three  months  ended March 31, 2003  differs from the Federal statutory rate primarily due to the effects of the  aforementioned  research and development tax credits, offset slightly by state income taxes.

                                   NYFIX, Inc.

LIQUIDITY AND CAPITAL RESOURCES

            In June 2001,  we raised  $57.3  million,  net of  expenses,  from a follow-on  public  offering of 3 million  shares of our common stock.  We used a portion of the net proceeds for working capital requirements, to re-purchase 1.3 million shares of our common stock, to continue to invest in our  infrastructure and products and,  subsequently,  to acquire Javelin in March of 2002 and invest in EuroLink and  Renaissance.  At March 31, 2003, our cash, cash equivalents and short-term  investments  totaled  $18.9  million as compared to $21.9 million at
December 31, 2002. We had short-term  investments in current marketable security instruments  of $9.9 million at March 31, 2003,  having  interest  rates ranging from 0.85% to 3.74%. Included in cash and cash equivalents at March 31, 2003 was
$3.1 million in money market funds with an average 30 day yield of 0.8% and $0.1 million in a tax-free money fund with an average 30 day yield of 0.5%.

            At  March  31,  2003,  we had  total  debt  of $1.4  million,  which represented  current and  long-term  amounts  outstanding  under  capital  lease obligations.  At March 31,  2003,  we had no  material  commitments  for capital expenditures  or inventory  purchases.  Our  long-term  capital  needs depend on numerous factors,  including the rate we obtain new clients and expand our staff and  infrastructure,  as needed, to accommodate such growth, as well as the rate at which we choose to invest in new technologies to modify our NYFIX Network and infrastructure. We have ongoing needs for capital, including working capital for operations and capital expenditures to maintain and expand our operations.

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
This  may  cause  Javelin   capital  sale  revenue  to  be   unpredictable   and
inconsistent.  Although  Javelin  generated  cash from  operations  in the three months  ended March 31,  2003,  there can be no  assurance  that this trend will continue. In addition, our unconsolidated affiliates,  Renaissance and EuroLink, have required $4.6 million in cumulative funding from us through March 31, 2003, including  $1.5  million in the three  months  ended March 31,  2003.  We may be required to provide  additional  funding to them,  until they generate  positive cash flow or obtain  other  sources of  capital.  Such  additional  funding,  if required, may unfavorably impact our working capital.

            We believe that our cash and investments of $18.9 million,  together with  anticipated  cash to be generated  from  operations  will be sufficient to support our capital and operating needs,  including the operating needs of NYFIX
Millennium, Javelin and our unconsolidated affiliates,  EuroLink and Renaissance for at least the next twelve months.

WORKING CAPITAL

            Our  present  capital   resources  include  proceeds  from  internal
operations.  At March 31,  2003,  we had  working  capital  of $30.2  million as compared to $30.8 million at December 31, 2002. The decrease in working  capital was  principally  due to the cash used to acquire  property and equipment,  make
working  capital  advances  to  our  unconsolidated  affiliates,   EuroLink  and
Renaissance,  and fund product enhancements.  This decrease was partially offset by cash  flows  generated  from  operating  activities  and sales of  short-term investments.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

            Net cash provided by operating  activities in the three months ended
March 31, 2003 was $1.0 million, as our net income of $0.1 million, adjusted for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision

                                   NYFIX, Inc.

for bad debts and  equity in loss of  unconsolidated  affiliates  provided  $3.3 million.  Unfavorable working capital changes,  including accounts receivable of
$2.3 million and accounts  payable and accrued  expenses of $1.1 million,  which were partially  offset by favorable net changes in other assets and  liabilities of $1.1 million, decreased cash by $2.3 million.

            Net cash used in  operating  activities  in the three  months  ended
March 31, 2002 was $1.1 million, as our net income of $0.1 million, adjusted for non-cash items, such as depreciation, amortization, deferred taxes and provision for bad debts  provided $2.0 million.  Unfavorable  working  capital,  including accounts receivable of $1.4 million and accounts payable and accrued expenses of
$1.9 million, decreased cash by $3.1 million.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

            For the three months ended March 31, 2003 net cash used in investing activities was $2.9 million.  This consisted  primarily of loans and advances to unconsolidated affiliates of $1.5 million, capital expenditures, mostly for data center equipment and software,  of $1.5 million and product enhancement costs of
$0.9 million,  partially offset by net proceeds from the net sales of short-term investments of $0.9 million.

            For the three  months  ended  March 31,  2002 net cash  provided  by investing activities was $11.2 million. This consisted primarily of net sales of short-term  investments  of $20.2  million  to fund the  cash  required  for our
Javelin acquisition and EuroLink investment, repayment of loans and net advances from  NYFIX  Millennium  of $2.1  million  prior  to our  acquisition  of an 80%
interest on February 1, 2002 and the sale of  equipment of $0.4  million.  These items  were  partially  offset by the net  payments  for the  Javelin  and NYFIX
Millennium  acquisitions  of $6.2  million,  our  investment in EuroLink of $4.0 million,  capital expenditures,  mostly for data center equipment and to support our  infrastructure,  of $0.8  million  and  product  enhancement  costs of $0.6 million.

CASH USED IN FINANCING ACTIVITIES

            For the three months  ended March 31, 2003 and March 31,  2002,  our net cash used in financing  activities  totaled  $0.3 million and $0.1  million, respectively,  consisting  primarily of principal  payments  under capital lease obligations, partially offset by net proceeds from the exercise of stock options by employees.

SEASONALITY AND INFLATION

            We believe that our operations have not been significantly  affected by seasonality or inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

            In July 2002, the FASB issued SFAS No. 146,  "Accounting for Exit or
Disposal Activities." SFAS No. 146 requires recording costs associated with exit or disposal  activities at their fair values when a liability has been incurred.
Under  previous  guidance,  certain exit costs were  accrued  upon  management's commitment  to an exit plan.  The  provisions  of SFAS No. 146 are effective for exit or disposal  activities  initiated  after  December 31,  2002.  The Company adopted SFAS No. 146 effective January 1, 2003.

            In  November  2002,  the EITF  reached  a  consensus  on No.  00-21,
"Accounting for Revenue Arrangements with Multiple Deliverables." EITF No. 00-21 applies to certain  contractually  binding  arrangements  under  which a company performs multiple revenue generating  activities and requires that all companies account for each element within an  arrangement  with multiple  deliverables  as separate  units  of  accounting  if  (a)  the  delivered  item  has  value  on a stand-alone  basis,  (b) there is objective and reliable  evidence of fair value and (c) the amount of the total  arrangement  consideration  is fixed.  EITF No.
00-21 is  effective  for revenue  arrangements  entered  into in fiscal  periods beginning  after June 15, 2003.  We are  evaluating  the  provisions of EITF No.
00-21 and  whether the  implementation  of this  statement  will have a material effect on our financial position, results of operations or cash flows.

                                   NYFIX, Inc.

            In December  2002,  the FASB issued  SFAS No. 148,  "Accounting  for
Stock-Based  Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS
No. 123,  "Accounting  for  Stock-Based  Compensation,"  to provide  alternative methods of transition  for companies that  voluntarily  change to the fair value based method of accounting for stock-based employee  compensation.  SFAS No. 148 also amends the  disclosure  provisions of SFAS No. 123 and APB No. 28,  Interim
Financial  Reporting,  to  require  disclosure  in the  summary  of  significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and income per share in annual and interim financial  statements.  The disclosure  provisions of SFAS
No. 148 are effective for both interim and annual  periods ending after December
15, 2002. We adopted the  disclosure  provisions of SFAS No. 148 at December 31,
2002.

            In January 2003, the FASB issued FIN 46,  "Consolidation of Variable
Interest  Entities,"  which  requires  the  consolidation  of  certain  entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE  when it has  equity  investors  which  lack the  characteristics  of a controlling  financial interest,  or its capital is insufficient to permit it to finance  its  activities  without  additional  subordinated  financial  support.
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

            We are  exposed  to  market  risk  principally  through  changes  in interest rates and equity prices.  Our short-term  investment  portfolio of $9.9 million and $10.7 million at March 31, 2003 and December 31, 2002, respectively, consisted  of $5.9  million  and $6.8  million,  respectively,  of auction  rate certificates  and $4.0 million and $3.9  million,  respectively,  of mutual fund securities.  Risk is limited on the auction rate  certificates  portfolio due to the fact that it is invested in insured municipal bonds of which no more than 5%
of our  portfolio  can be  invested in any one  security  issue.  The  potential

                                   NYFIX, Inc.

decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the auction rate  certificates  would not be material to income,  cash flows or fair value.

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

            We are also  subject to interest  rate risk on our $3.1  million and
$2.0 million of notes  receivable  from  unconsolidated  affiliates at March 31,
2003 and December 31, 2002. A  hypothetical  10% change in interest  rates would not result in a material change in their fair value.

ITEM 4.     CONTROLS AND PROCEDURES

            We maintain  disclosure controls and procedures that are designed to ensure that information  required to be disclosed in our Exchange Act reports is recorded,  processed,  summarized and reported within the time periods specified in the SEC's  rules and forms,  and that such  information  is  accumulated  and communicated to our management,  including its Chief Executive Officer and Chief
Financial Officer, as appropriate,  to allow timely decisions regarding required
disclosure  based  closely  on  the  definition  of  "disclosure   controls  and
procedures"  in Rule  13a-14(c).  In designing  and  evaluating  the  disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated,  can provide only reasonable assurance of achieving the desired  control  objectives,  and management  necessarily  was required to apply its judgment in evaluating the  cost-benefit  relationship  of possible controls and procedures.

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

                                   NYFIX, Inc.

                                     PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

            See Item 5, Other  Information,  for  discussion  of recently  filed litigation.

ITEM 5.   OTHER INFORMATION

            On May 13,  2003,  the Company was served as a defendant in KLEDARAS
v. NYFIX, INC. (Sup. Ct. NY County) Index No. 601502/03, which had been filed on the same date in New York State  court in New York  City.  George  Kledaras,  as representative of shareholders of Javelin Technologies,  Inc. ("Javelin"), seeks the release of an escrow  fund  established  in  connection  with the  Company's acquisition of Javelin in March 2002 and alleges damages of at least $18 million against the Company and its Chairman and CEO,  Peter K.  Hansen,  in  connection with such  acquisition.  The Company  believes the lawsuit is without  merit and intends to defend itself vigorously.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

           10.1  Secured Promissory Note from Renaissance Trading  Technologies,
                 LLC to the  Registrant,  dated as of  March  12,  2003,  in the principal amount of $1.0 million.
           99.1  Certification of Chief Executive Officer
           99.2  Certification of Chief Financial Officer

     (b)   REPORTS ON FORM 8-K

           There were no Reports on Form 8-K filed during the three months ended
March 31, 2003.

           Omitted  from  this Part II are items  which are  inapplicable  or to which the answer is negative for the period presented.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   NYFIX, INC.

                                   By: /s/ Mark R. Hahn
                                       -----------------------------------------
                                       Mark R. Hahn
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                           Officer)

Dated: May 15, 2003

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

      a.    designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;

      b.    evaluated the effectiveness of the registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.    presented  in  this  quarterly  report  our  conclusions  about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of  registrant's  board of directors (or persons  performing the equivalent function):

      a.    all significant  deficiencies in the design or operation of internal controls which could adversely  affect the  registrant's  ability to record,  process,  summarize  and  report  financial  data  and have identified for the registrant's  auditors any material weaknesses in internal controls; and

      b.    any fraud,  whether or not  material,  that  involves  management or other  employees  who have a  significant  role in the  registrant's
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

Date: May 15, 2003

/s/ Peter K. Hansen
----------------------------------------
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

      a.    designed  such  disclosure  controls and  procedures  to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;

      b.    evaluated the effectiveness of the registrant's  disclosure controls and  procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c.    presented  in  this  quarterly  report  our  conclusions  about  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant's other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors and the audit committee of  registrant's  board of directors (or persons  performing the equivalent function):

      a.    all significant  deficiencies in the design or operation of internal controls which could adversely  affect the  registrant's  ability to record,  process,  summarize  and  report  financial  data  and have identified for the registrant's  auditors any material weaknesses in internal controls; and

      b.    any fraud,  whether or not  material,  that  involves  management or other  employees  who have a  significant  role in the  registrant's
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

Date: May 15, 2003

/s/ Mark R. Hahn
----------------------
Mark R. Hahn
Chief Financial Officer

                                 Exhibits Index

Exhibit

 10.1       Secured Promissory Note from Renaissance Trading  Technologies,  LLC to the  Registrant,  dated as of March 12,  2003,  in the  principal amount of $1.0 million.
 99.1       Certification of Chief Executive Officer
 99.2       Certification of Chief Financial Officer