Form 10-Q
period 2003-06-30
NYFIX INC
filed 2003-08-14
CIK 99047

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

                       For the quarter ended June 30, 2003

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

                        ---------------------------------

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

There were  31,245,490  shares of Common Stock issued and outstanding as of July
31, 2003.

                                   NYFIX, INC.

                                    FORM 10-Q

                       For the quarter ended June 30, 2003

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Balance Sheets as of June 30, 2003
               and December 31, 2002                                         3

            Consolidated Statements of Operations for the three
               and six months ended June 30, 2003 and 2002                   4

            Consolidated Statements of Cash Flows for the six
               months ended June 30, 2003 and 2002                           5

            Notes to Consolidated Financial Statements                       6

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       18

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk      30

  Item 4.   Controls and Procedures                                         30

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                               31

  Item 4.   Submission of Matters to a Vote of Security Holders             31

  Item 6.   Exhibits and Reports on Form 8-K                                31

  Signatures                                                                33

                         PART I. FINANCIAL INFORMATION

                                   NYFIX, Inc.
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                  June 30,      December 31,
                                                                                   2003            2002
                                                                              ------------    --------------
Assets                                                                        (unaudited)
Current assets:
Cash and cash equivalents                                                      $  11,884      $  11,213
Short-term investments                                                            10,014         10,727
Accounts receivable, less allowances of $1,254 and $1,207, respectively           14,382         16,601
Inventory, net                                                                     1,105          1,098
Due from unconsolidated affiliates                                                   552            537
Deferred income taxes                                                                622            590
Prepaid expenses and other                                                         2,652          2,938
                                                                               ---------      ---------
Total current assets                                                              41,211         43,704

Property and equipment, net                                                       16,874         18,186
Goodwill                                                                          70,161         70,161
Acquired intangible assets, net                                                    8,380          9,404
Investments in unconsolidated affiliates                                           4,848          5,510
Notes receivable from unconsolidated affiliates                                    2,578          1,519
Other amounts due from unconsolidated affiliates                                   2,163          1,002
Deferred income taxes                                                              6,741          6,181
Other assets, net                                                                  6,083          5,150
                                                                               ---------      ---------
Total assets                                                                   $ 159,039      $ 160,817
                                                                               =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                               $   4,010      $   3,729
Accrued expenses                                                                   4,497          5,360
Current portion of capital lease obligations                                         793          1,089
Deferred revenue                                                                   2,641          2,561
Other current liabilities                                                            171            142
                                                                               ---------      ---------
Total current liabilities                                                         12,112         12,881
Long-term portion of capital lease obligations                                       357            664
Other long-term liabilities                                                          158            207
                                                                               ---------      ---------
Total liabilities                                                                 12,627         13,752
                                                                               ---------      ---------

Commitments and contingencies (see notes)

Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
Common stock, $0.001 par value; 60,000,000 shares authorized;
   32,544,390 and 32,420,558 issued, respectively                                     33             32
Additional paid-in capital                                                       161,586        161,347
Retained earnings                                                                  4,295          5,276
Treasury stock, 1,301,300 shares, at cost                                        (19,100)       (19,100)
Due from issuance of common stock                                                   (613)          (597)
Accumulated other comprehensive income                                               211            107
                                                                               ---------      ---------
Total stockholders' equity                                                       146,412        147,065
                                                                               ---------      ---------
Total liabilities and stockholders' equity                                     $ 159,039      $ 160,817
                                                                               =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, Inc.
                Consolidated Statements of Operations (Unaudited)
                    (in thousands, except per share amounts)

                                                             Three Months Ended              Six Months Ended
                                                                    June 30,                    June 30,
                                                            ----------------------      ----------------------
                                                               2003         2002          2003           2002
                                                               ----         ----          ----           ----

Revenue:
Subscription                                                $  8,103      $  8,063      $ 16,650      $ 15,240
Sale                                                           2,028         1,295         4,683         2,604
Service contract                                               2,295         2,375         4,767         3,591
Transaction                                                    3,270         1,353         6,879         1,722
                                                            --------      --------      --------      --------
Total revenue                                                 15,696        13,086        32,979        23,157
                                                            --------      --------      --------      --------
Cost of Revenue:
Subscription                                                   4,812         3,906         9,385         7,035
Sale                                                             414           683           898           905
Service contract                                                 546           649         1,088           880
Transaction                                                    1,973         1,647         4,119         2,512
                                                            --------      --------      --------      --------
Total cost of revenue                                          7,745         6,885        15,490        11,332
                                                            --------      --------      --------      --------
Gross Profit:
Subscription                                                   3,291         4,157         7,265         8,205
Sale                                                           1,614           612         3,785         1,699
Service contract                                               1,749         1,726         3,679         2,711
Transaction                                                    1,297          (294)        2,760          (790)
                                                            --------      --------      --------      --------
Total gross profit                                             7,951         6,201        17,489        11,825
                                                            --------      --------      --------      --------
Operating Expense:
Selling, general and administrative                            8,289         9,670        16,124        14,882
Research and development                                         385           460           562           639
Depreciation and amortization                                  1,203         1,220         2,379         1,757
                                                            --------      --------      --------      --------
Total operating expense                                        9,877        11,350        19,065        17,278
                                                            --------      --------      --------      --------
Loss from operations                                          (1,926)       (5,149)       (1,576)       (5,453)

Investment income                                                147           116           253           198
Interest expense                                                 (27)          (56)          (58)         (143)
Other expense, net                                              (225)         (107)         (587)         (139)
                                                            --------      --------      --------      --------
Loss before income tax benefit and minority
   interest                                                   (2,031)       (5,196)       (1,968)       (5,537)
Income tax benefit                                              (974)       (2,277)         (987)       (2,410)
                                                            --------      --------      --------      --------
Loss before minority interest                                 (1,057)       (2,919)         (981)       (3,127)
Minority interest in NYFIX Millennium, net
   of tax                                                       --            --            --             306
                                                            --------      --------      --------      --------
Net loss                                                    $ (1,057)     $ (2,919)     $   (981)     $ (2,821)
                                                            ========      ========      ========      ========

Basic and diluted loss per common share                     $  (0.03)     $  (0.10)     $  (0.03)     $  (0.10)
                                                            ========      ========      ========      ========
Basic and diluted weighted average common
   shares outstanding                                         31,173        30,720        31,152        29,318
                                                            ========      ========      ========      ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, Inc.
                Consolidated Statements of Cash Flows (Unaudited)
                                 (in thousands)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                          -------------------------
                                                                               2003         2002
                                                                           ---------     ---------
Cash flows from operating activities:
   Net loss                                                                $   (981)     $ (2,821)
   Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                            6,196         4,934
     Deferred income taxes                                                     (522)          (56)
     Provision for bad debts                                                    298         1,015
     Equity in loss of unconsolidated affiliates                                662           139
     Minority interest in NYFIX Millennium, net of income tax                  --            (306)
     Changes in assets and liabilities (net of business
       acquisitions):
       Accounts receivable                                                    1,921           879
       Inventory                                                                 (7)           75
       Prepaid expenses and other                                               111        (2,723)
       Deferred revenue                                                          80            44
       Accounts payable, accrued expenses and other liabilities                (580)       (1,343)
     Other, net                                                                 (90)          119
                                                                           --------      --------
          Net cash provided by (used in) operating activities                 7,088           (44)
                                                                           --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                         (101)       (9,731)
   Sales of short-term investments                                              950        25,793
   Capital expenditures for property and equipment                           (2,653)       (1,684)
   Capitalization of product enhancement costs and other                     (2,089)       (1,708)
   Proceeds from sale of equipment                                             --             373
   Payments for acquisitions, net of cash acquired                             --          (6,781)
   Investments in unconsolidated affiliates                                    --          (4,000)
   (Loans and advances to) repayments from unconsolidated affiliates, net    (2,161)        2,140
                                                                           --------      --------
          Net cash (used in) provided by investing activities                (6,054)        4,402
                                                                           --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                          (603)         (533)
   Net proceeds from issuance of common stock                                   240           233
                                                                           --------      --------
          Net cash used in financing activities                                (363)         (300)
                                                                           --------      --------
Net increase in cash and cash equivalents                                       671         4,058
Cash and cash equivalents, beginning of period                               11,213         4,968
                                                                           --------      --------
Cash and cash equivalents, end of period                                   $ 11,884      $  9,026
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

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        NYFIX,  Inc.   (together  with  its   majority-owned   and  wholly-owned
subsidiaries,  the  "Company"),  founded in 1991,  provides  electronic  trading technology  infrastructure  and execution  services to the professional  trading segment of the brokerage industry.  The Company's products and services automate institutional  trading  workflows  by  streamlining  data  entry and  seamlessly integrating  electronic  order and  execution  handling.  The  Company  offers a complete electronic desktop order management  solution,  stationary and wireless handheld exchange floor technology,  and a high volume trade execution platform.
The Company's products deliver straight through processing for front, middle and back office trade information handling. The Company delivers its products mainly as a service  bureau  offering and  maintains  an  extensive  data center with a network of electronic  circuits that links  industry  participants  together and provides  access to the domestic  and  international  equities  and  derivatives markets.  Headquartered  in Stamford,  Connecticut,  the Company has  additional offices in New York City, London, Chicago and San Francisco.

BASIS OF PRESENTATION

        The accompanying  interim  consolidated  financial  statements have been prepared in accordance  with the rules and  regulations  of the  Securities  and
Exchange Commission's  Regulation S-X and consequently do not include all of the disclosures  required  under  accounting  principles  generally  accepted in the
United States of America.  The Company  believes that the disclosures  contained herein are  adequate  to make the  information  presented  not  misleading.  The consolidated  balance sheet as of June 30, 2003, the consolidated  statements of operations  for the three and six months  ended  June 30,  2003 and 2002 and the consolidated statements of cash flows for the six months ended June 30, 2003 and
2002 are unaudited.  The accompanying  consolidated financial statements include the accounts of the Company and reflect all adjustments, which were comprised of normal and recurring  accruals,  considered  necessary by management  for a fair presentation of the Company's financial condition and results of operations. All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.  Prior to February 1, 2002,  the Company's 50% ownership in NYFIX
Millennium,  L.L.C.  ("NYFIX  Millennium")  was  accounted  for under the equity method. The Company's ownership interest in EuroLink Network,  Inc. ("EuroLink")
and Renaissance Trading  Technologies,  LLC ("Renaissance") was accounted for by the equity  method,  since the Company  has the ability to exercise  significant influence  over  the  operating  and  financial  policies  of  those  companies.
Subsequent to June 30, 2003, the Company executed a binding agreement to acquire
Renaissance, effective July 1, 2003 (see Note 10).

        The  operating  results for the three and six months ended June 30, 2003 and 2002 are not  necessarily  indicative  of the results to be expected for any
future  interim  period  or  any  future  year.  These  consolidated   financial
statements should be read in conjunction with the audited  financial  statements and footnotes  thereto in the Company's  Annual Report on Form 10-K for the year ended December 31, 2002.

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

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

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

RECLASSIFICATIONS

        Certain   reclassifications   have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,   the  Company  reclassified  certain
operating  expenses,  primarily  related to the Company's data center,  totaling
$2.5  million  and $4.2  million to cost of revenue for the three and six months ended June 30, 2002, respectively.

STOCK-BASED EMPLOYEE COMPENSATION

        The Company  accounts for its stock-based  employee  compensation  plans under the recognition and measurement  provisions of Accounting Principles Board
Opinion  ("APB") No. 25,  "Accounting for Stock Issued to Employees" and related interpretations. The Company does not recognize stock-based compensation expense in its reported results as all stock options granted had an exercise price equal to the fair  value of the  underlying  common  stock on the date of  grant.  The following  table  illustrates  the  effect on net loss and loss per share if the
Company  had applied  the fair value  recognition  provisions  of  Statement  of
Financial  Accounting  Standards  ("SFAS") No. 123,  "Accounting for Stock-based
Compensation",  as  required  by  SFAS  No.  148,  "Accounting  for  Stock-based
Compensation - Transition and Disclosure," to stock-based employee compensation:

                                                    Three months ended                 Six months ended
                                                          June 30,                          June 30,
                                             --------------------------------------------------------------
                                                  2003             2002              2003             2002
                                                  ----             ----              ----             ----
                                                           (in thousands, except per share amounts)
Net loss, as reported                        $     (1,057)     $     (2,919)     $       (981)     $(2,821)
Compensation expense based on the fair
   value method, net of tax                        (1,288)           (1,924)           (3,020)      (4,039)
                                             ------------      ------------      ------------      -------
Pro forma net loss                           $     (2,345)     $     (4,843)     $     (4,001)     $(6,860)
                                             ============      ============      ============      =======

Basic and diluted loss per common share:
As reported                                  $      (0.03)     $      (0.10)     $      (0.03)     $ (0.10)
                                             ============      ============      ============      =======
Pro forma                                    $      (0.08)     $      (0.16)     $      (0.13)     $ (0.23)
                                             ============      ============      ============      =======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January  2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated immediately, while VIEs that existed prior to February 1, 2003 must be  consolidated  as of July 1, 2003. The
Company  is  evaluating  the  provisions  of FIN  46 to  determine  whether  its unconsolidated affiliate, EuroLink, is a VIE. Through June 30, 2003, the Company
had  recognized  its 40%  ownership  interest,  or $0.4  million,  after tax, of
EuroLink's  net losses  since its  investment.  If the Company  determines  that
EuroLink is a VIE, the Company would be required to recognize  additional losses of $0.7 million,  after tax, of EuroLink's  net losses since its  investment and the financial  position,  results of operations and cash flows of EuroLink would be consolidated into the Company's  financial  statements starting July 1, 2003.
Subsequent to June 30, 2003, the Company executed a binding agreement to acquire the remaining 82% of its other unconsolidated affiliate,  Renaissance,  that the
Company did not already own, effective July 1, 2003. Accordingly,  the financial position and results of operations of Renaissance will be consolidated  into the
Company's financial statements as of that date (see Note 10).

        In May 2003, the FASB Emerging Issues Task Force ("EITF")  finalized the scope provisions of Issue No. 00-21,  "Accounting for Revenue  Arrangements with
Multiple Deliverables." Issue No. 00-21 applies to certain contractually binding
arrangements   under  which  a  company  performs  multiple  revenue  generating activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  Issue No. 00-21 is effective for revenue  arrangements entered into in reporting  periods beginning after June 15, 2003. The Company is evaluating the provisions of Issue No. 00-21 and whether its implementation will have a  material  effect on the  Company's  financial  position  and  results of operations.

2.      INVENTORY

        Inventory consisted of the following:

                                     June 30,  December 31,
                                       2003       2002
                                    ---------  ------------
                                      (in thousands)
Parts and materials                  $1,066     $  912
Work in process                        --           52
Finished goods                          199        294
                                     ------     ------
       Total inventory, gross         1,265      1,258
Less: Allowance for obsolescence        160        160
                                     ------     ------
       Total inventory, net          $1,105     $1,098
                                     ======     ======

3.      ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

ACQUISITIONS

NYFIX Millennium

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.  The system  aims to provide  high  quality  execution  for clients

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

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

        In March 2001, NYFIX Millennium added four more partners,  consisting of
Bank of America,  Wachovia  Securities  (formerly  First Union  Securities)  and
LabMorgan  Corporation  (formerly  J.P.  Morgan & Co.  and Chase  H&Q) (the "New
Partners").  Pursuant to the terms of the NYFIX Millennium  Operating Agreement, each New Partner  invested  $2.0  million in NYFIX  Millennium  in exchange  for
25,000 units of NYFIX  Millennium.  The Company  maintained  its 50%  membership interest in NYFIX  Millennium in exchange for reducing  certain of its rights to share in 4%, or a total of 24%, of the future  dividend  distributions  of NYFIX
Millennium.  The Company  issued  94,000  shares of its common stock to each New
Partner in return for the same Option noted above,  with  LabMorgan  Corporation
(as the successor to two partners) receiving 188,000 shares.

        On February 1, 2002, the Company  exercised the Option.  In exchange for the  increased  membership  interest in NYFIX  Millennium,  the Company paid the
Initial  Partners  and New  Partners  an  aggregate  of  296,250  shares  of the
Company's  common  stock with a fair value of $4.5  million,  with each  Initial
Partner  receiving 33,750 shares of common stock and each New Partner  receiving
15,000 shares of common stock. As a result,  the Company increased its ownership of NYFIX  Millennium to 80%. The results of operations of NYFIX  Millennium have been included in the  accompanying  consolidated  statements of operations since the acquisition date. All advances and loans,  including accrued interest,  have been eliminated in  consolidation  commencing on February 1, 2002. The excess of the  purchase  price over the fair value of the net  assets  acquired  was $27.8
million  and  has  been  recorded  as  goodwill.   Some  of  the  Company's  key
considerations   for  the  acquisition  of  NYFIX   Millennium   included  NYFIX
Millennium's growth in revenue, the attractiveness of the synergies  anticipated with the Company's NYFIX Transaction Services  broker-dealer,  and the Company's ability to exercise significant control over NYFIX Millennium's operations.

        Pursuant to the NYFIX Millennium  Operating  Agreement,  as amended, the first $22.0 million in NYFIX  Millennium  operating  losses since  inception was allocated to the Initial Partners and New Partners,  which equaled the extent of their capital  contribution to NYFIX Millennium.  The minority interest in NYFIX
Millennium disclosed on the accompanying  consolidated  statements of operations for the three and six months  ended June 30, 2002  reflects  the  allocation  of
NYFIX  Millennium   losses  to  the  Initial  Partners  and  New  Partners  post acquisition to the extent of their capital contribution,  thereby reducing their minority  interest  to zero.  In  addition,  the Company  has  recognized  NYFIX
Millennium  operating losses of $7.5 million post  acquisition  through June 30,

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

2003, which was $5.5 million greater,  on a cumulative basis, than the Company's capital contribution of $2.0 million. While the Company expects NYFIX Millennium
to  be  profitable   in  the  future,   there  can  be  no  assurances  of  such
profitability.  As a  result,  the  Company  has not  allocated  to the  Initial
Partners and New Partners their 24% share of NYFIX  Millennium  losses in excess of the Company's capital contribution, aggregating $1.3 million through June 30,
2003, since the Company cannot assure  recoverability  of the asset that such an
allocation  would  create.   At  such  time  when  NYFIX   Millennium   achieves
profitability,  24%  of  its  profits,  net  of  the  Company's  recovering  its over-allocated  losses,  will  be  allocated  to the  Initial  Partners  and New
Partners.

JAVELIN

        Javelin Technologies, Inc. ("Javelin") is a provider of electronic trade communication  technology  and FIX  protocol  technology.  The FIX protocol is a messaging standard,  which was developed to enable real-time  electronic trading and  communications.  In utilizing  the FIX protocol  technology,  companies can
eliminate  the  high  costs  and  associated   risks  of  developing  their  own
proprietary network links and implementing a non-standard protocol.

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

        The Company  financed the  transaction  with a combination  of (i) $10.0 million in net cash; (ii) 2,784,896 shares of common stock of the Company having a fair value of $41.2  million;  and (iii) 493,699 shares of common stock of the
Company having a fair value of $3.5 million  reserved for issuance upon exercise
of  Javelin  stock  options  assumed  by  the  Company.   The  Company  incurred
approximately  $1.2 million in costs directly  associated with the  acquisition, which  were  included  in the  overall  consideration.  The cash  portion of the purchase price was financed  through  available funds. The results of operations of Javelin have been included in the consolidated statements of operations since the  acquisition  date.  The excess of the purchase price over the fair value of the net assets acquired was $42.3 million and has been recorded as goodwill.

        Of the  aforementioned  purchase price, $1.0 million in cash and 270,945 shares of common  stock,  having a fair  value of $4.0  million  as of March 31,
2002,  is being held in escrow by an  unrelated  third party and is subject to a final working capital adjustment, to be calculated as of March 31, 2002, and the resolution  of a dispute with respect to the  disposition  of the assets held in escrow,  to be determined  based on activities  through March 31, 2003. In March
2003, the Company filed claims for partial  reimbursement  of such funds. In May
2003, the Company was served as a defendant in Kledaras v. NYFIX, Inc. (Sup. Ct.
NY County) Index No. 601502/03,  which had been filed in New York State court in
New York City.  Mr.  George  Kledaras,  as  representative  of  shareholders  of
Javelin,  sought the release of the escrow fund and alleged  damages of at least
$18 million  against the Company and its Chairman and CEO,  Peter K. Hansen,  in
connection with such acquisition.  In June 2003,  pursuant to a stipulation with the Company,  Mr. Kledaras dismissed his lawsuit without prejudice.  The Company and Mr. Kledaras are currently attempting to negotiate a settlement with respect to  disposition  of the  escrow  fund.  The  entire  amount  of cash and  shares continues  to be held in  escrow  pending  resolution  of its  disposition.  The
Company  will record the return of the escrow  funds,  if any, as a reduction of goodwill.  The Company does not believe that the disposition of this matter will have  a  material  adverse  impact  on  its  financial  conditions,  results  of operations or cash flows.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

        In connection with the  acquisition of Javelin,  the Company assumed the liability  for the servicing of Javelin's  service  maintenance  contracts.  The
Company  accounted for the deferred  revenues related to these service contracts of Javelin in connection  with the  acquisition  in  accordance  with EITF 01-3,
"Accounting in a Business  Combination for Deferred Revenue of an Acquiree." The
Company recorded a liability as of the date of the acquisition equal to the fair value of this  liability  and adjusted the amount for the expected  gross profit that Javelin  would  normally  realize on service  maintenance  contracts.  Such amounts  since  the  date  of  acquisition  were  recognized  as  revenue  on  a straight-line basis over the respective  remaining service maintenance  contract periods  through  March  31,  2003.  The  purchase  price  allocation  of  these obligations was included in "deferred revenue" in the accompanying  consolidated balance sheet at December 31, 2002.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill and other  acquired  intangibles  at June 30, 2003 and December
31, 2002 primarily relate to the Company's 2002 acquisitions of NYFIX Millennium and Javelin  described above. The Company completed the asset valuations for the acquisitions  and the annual goodwill  impairment test during the fourth quarter of 2002.

        Acquired intangible assets consisted of the following:

                                                               Weighted-
                                       June 30,  December 31,   Average
                                         2003       2002       Useful Life
                                        -------  ------------  -----------
                                          (in thousands)
Existing technology                     $ 7,500     $ 7,500     5.2 years
Customer related intangibles              2,700       2,700     10.5 years
Trademarks and other                        800         800     5.3 years
                                        -------     -------
     Total intangible assets, gross      11,000      11,000
Less: Accumulated amortization            2,620       1,596
                                        -------     -------
     Total intangible assets, net       $ 8,380     $ 9,404
                                        =======     =======

        Amortization  expense of acquired intangible assets was $0.5 million and
$1.0  million for the three and six months  ended June 30,  2003,  respectively.
During the three and six months ended June 30, 2003,  no goodwill was  acquired, impaired or written-off.

        Based on identified  intangible  assets  recorded at June 30, 2003,  and
assuming  no  subsequent   impairment  of  the  underlying  assets,  the  future
amortization expense is expected to be as follows:

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                                                     Amount
                                                                     ------
                                                                 (in thousands)
Remainder of 2003                                                  $ 1,024
2004                                                                 2,048
2005                                                                 2,048
2006                                                                 2,048
2007                                                                   923
Thereafter                                                             289
                                                                  --------
   Future estimated amortization expense                          $  8,380
                                                                  ========

4.      INVESTMENT IN AFFILIATES

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the U.S.  equity markets from Europe.  EuroLink offers the
Company's   equity   terminals  and  market  access  services  to  the  European marketplace,  primarily on a transaction  fee basis.  The  preferred  stock will automatically  convert into a 40% common stock  interest upon the earlier of two years from the date of the  agreement  or a change of control,  as  defined,  of
EuroLink.  The Company  also has an option to purchase up to an  additional  40%
common stock interest in EuroLink from certain of its stockholders at a price to be determined  based upon a formula of  EuroLink's  earnings,  as defined.  Such exercise  price  ranges  from a minimum  of $1.0  million  to a maximum of $10.0 million.  The option is exercisable  between April 1, 2004 and June 30, 2004 and is  payable  in  equal  amounts  of cash and the  Company's  common  stock.  The investment in EuroLink is being  accounted for under the equity  method.  During the three and six months ended June 30, 2003, the Company recorded losses on the investment of $89,000 and $268,000,  respectively,  and during the three and six months ended June 30, 2002,  the Company  recorded  losses on the  investment of
$107,000 and $139,000, respectively, which were included in "other expense, net"
in the  accompanying  consolidated  statements of operations.  In addition,  the
Company had a note  receivable  from  EuroLink at June 30, 2003 and December 31,
2002 in the amount of $0.5 million plus  accrued  interest at 6.0%,  due October
2003,  which  was  included  in  "due  from  unconsolidated  affiliates"  in the accompanying  consolidated  balance sheets.  As previously noted, the Company is evaluating  the  provisions  of FIN 46 to determine  whether its  investment  in
EuroLink is a VIE. If the Company determines that EuroLink is a VIE, the Company would be required to recognize additional losses of $0.7 million,  after tax, of
EuroLink's net losses since its investment and the financial  position,  results of  operations  and  cash  flows of  EuroLink  would  be  consolidated  into the
Company's financial statements starting July 1, 2003.

RENAISSANCE

        On October 2, 2002, the Company acquired an 18% interest in Renaissance.
The Company  acquired its interest in return for 300,000 shares of the Company's stock with a fair value of $1.1 million. Renaissance was formed to commercialize a NASDAQ  trading  platform  (the  "Platform").  The  Company  had an  option to purchase  a  minimum  of 20% to a  maximum  of  40%  of  the  total  outstanding membership  units  of  Renaissance  at a price  to be  determined  based  upon a formula,  between  October 2004 and October 2006.  In October 2002,  the Company
loaned  $1.5  million to  Renaissance  in  exchange  for a  convertible  secured promissory  note.  The note bears an  interest  rate of 5.5%,  is due in October
2007, and is convertible  into 6,400,000 units (or 32% of the total  outstanding membership units,  subject to dilution) of Renaissance,  at the Company's option

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

any time after October 2003. In February  2003, the Company loaned an additional
$1.0 million to Renaissance in exchange for a secured  promissory note. The note bears  an  interest  rate of 5.5% and is due in  February  2008.  The  Company's investment in Renaissance is being accounted for under the equity method. During the three and six months ended June 30, 2003, the Company recorded losses on the investment of $211,000 and $394,000, which were included in "other expense, net"
in the accompanying consolidated statements of operations.

        In  connection  with its  investment,  the  Company  acquired,  for $1.0 million,  and contributed to Renaissance,  the intellectual  property rights and source code to the Platform,  which was developed over the last several years by a major bank and  brokerage  firm and  contributed  such  intellectual  property rights and source code to  Renaissance.  In  addition,  the Company  advanced to
Renaissance  $0.8 million and $1.0 million to fund certain  operating  costs and capital  expenditures  during the six months  ended June 30,  2003 and the three months ended  December 31, 2002,  respectively.  Such advances were reflected as
"other  amounts  due  from   unconsolidated   affiliates"  in  the  accompanying
consolidated  balance sheets.  In consideration  for the  intellectual  property rights  contributed and the advanced  funding of the operating costs and capital expenditures,  the Company  will share in 50% of  Renaissance's  revenue for, at minimum,  three years. The Company subleases  approximately 8,000 square feet of office space to Renaissance at an annual cost of $0.2 million.

        Subsequent to June 30, 2003, the Company executed a binding agreement to acquire the  remaining  82% of  Renaissance  not already  owned by the  Company, effective  July 1, 2003.  Accordingly,  the  financial  position  and results of operations of  Renaissance  will be  consolidated  into the Company's  financial statements as of that date (see Note 10).

5.      INCOME TAXES

        The Company  recorded a tax  benefit of $1.0  million for both the three and six months  ended June 30,  2003,  and tax benefits of $2.3 million and $2.4 million  for the three and six months  ended June 30,  2002,  respectively.  The
Company's  effective  tax  benefit  rate was 48% and 50% for the  three  and six months  ended June 30,  2003,  respectively,  and 44% for both the three and six months ended June 30, 2002.  The  Company's  effective  tax benefit rate for the three and six months  ended June 30, 2003 is higher  than the Federal  statutory rate  primarily due to the effects of the  recognition  of certain  research and development  tax credits and state income  taxes.  The  Company's  effective tax benefit  rate for the three and six  months  ended  June 30,  2002  exceeds  the
Federal statutory rate primarily due to the effect of state income taxes.

6.      PER SHARE INFORMATION

        The Company's  basic loss per common share ("EPS") was calculated  based on the net loss available to common stockholders and the weighted-average number of shares outstanding during the reported period.  Diluted EPS normally includes additional  dilution  from  common  stock  equivalents,  such as stock  issuable
pursuant  to  the  exercise  of  outstanding   stock   options.   Stock  options
representing  1,111,542  and 926,051  shares for the three and six month periods ended June 30,  2003,  respectively,  and 964,983 and  1,085,472  shares for the three and six month  periods  ended June 30, 2002,  respectively,  were excluded from the loss per share calculations since the amounts would be anti-dilutive.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                         Three Months Ended       Six Months Ended
                                              June 30,                 June 30,
                                        ----------------------   ----------------------
                                          2003          2002       2003      2002
                                          ----          ----       ----      ----
                                           (in thousands, except per share amounts)
Net loss                                $ (1,057)    $ (2,919)    $ (981)    $ (2,821)
                                        ========     ========     ======     ========
Loss per common share                   $  (0.03)    $  (0.10)    $(0.03)    $  (0.10)
                                        ========     ========     ======     ========
Weighted average shares outstanding       31,173       30,720     31,152       29,318
                                        ========     ========     ======     ========

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

        Summarized financial information by business segment was as follows:

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

                                Three Months Ended          Six Months Ended
                                     June 30,                   June 30,
                             -----------------------     -----------------------
                               2003          2002          2003           2002
                             --------      --------      ---------     --------
Revenue:                                        (in thousands)
   Technology Services       $ 12,764      $ 11,611      $ 26,683      $ 21,313
   Transaction Services         3,665         1,475         7,514         1,844
   Eliminations                  (733)         --          (1,218)         --
                             --------      --------      --------      --------
      Total revenue          $ 15,696      $ 13,086      $ 32,979      $ 23,157
                             ========      ========      ========      ========

Gross Profit:
   Technology Services       $  7,047      $  6,398      $ 15,290      $ 12,518
   Transaction Services           904          (197)        2,199          (693)
                             --------      --------      --------      --------
      Total gross profit     $  7,951      $  6,201      $ 17,489      $ 11,825
                             ========      ========      ========      ========

        Reconciling  information  between business  segments and the loss before income tax benefit and minority interest was as follows:

                                           Three Months Ended          Six Months Ended
                                                 June 30,                  June 30,
                                         -----------------------     ----------------------
                                           2003          2002           2003          2002
                                         ---------     ---------     ---------     ---------
                                                          (in thousands)
Gross profit for reportable segments     $  7,951      $  6,201      $ 17,489      $ 11,825
Operating expenses                         (9,877)      (11,350)      (19,065)      (17,278)
Interest expense                              (27)          (56)          (58)         (143)
Investment income                             147           116           253           198
Other expense, net                           (225)         (107)         (587)         (139)
                                         --------      --------      --------      --------
Loss before income tax benefit
   and minority interest                 $ (2,031)     $ (5,196)     $ (1,968)     $ (5,537)
                                         ========      ========      ========      ========

8.      OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss, net of tax, were as follows:

                                       Three Months Ended          Six Months Ended
                                            June 30,                  June 30,
                                      ---------------------     --------------------
                                        2003         2002         2003        2002
                                      --------     --------     --------     -------
                                                      (in thousands)
Net loss                              $(1,057)     $(2,919)     $  (981)     $(2,821)
Changes in net unrealized gain on
   available-for-sale securities           70           25          104           60
                                      -------      -------      -------      -------
Total comprehensive loss              $  (987)     $(2,894)     $  (877)     $(2,761)
                                      =======      =======      =======      =======

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

        Accumulated other comprehensive income, net of tax, at June 30, 2003 and
December  31,  2002  consisted  of  the   accumulated  net  unrealized  gain  on
available-for-sale securities of $211,000 and $107,000, respectively.

9.      CASH FLOW SUPPLEMENTAL INFORMATION

        Information  about the cash flow activities  related to acquisitions was as follows:

                                                                 Six Months Ended
                                                                    June 30,
                                                            -------------------------
                                                               2003           2002
                                                            -----------     ---------
                                                                 (in thousands)
Fair value of net assets acquired, net of cash acquired     $      --       $ 99,619
Fair value of liabilities assumed                                  --        (16,184)
Common stock issued for acquisitions                               --        (49,154)
Pre-acquisition investment basis                                   --        (27,500)
                                                            -----------     --------
     Payments for acquisitions, net of cash acquired        $      --       $  6,781
                                                            ===========     ========

        The preceding  fair values of net assets and  liabilities  were based on the preliminary values at June 30, 2002. The final allocation of assets acquired differed from the fair values presented.

        Information about other cash flow activities was as follows:

                                                            Six Months Ended
                                                                June 30,
                                                          ----------------------
                                                            2003         2002
                                                          --------     ---------
Supplemental disclosures of cash flow information:            (in thousands)
   Cash paid for interest                                 $    58      $   143
   (Refunds received) cash paid for income taxes, net        (564)       1,558
Supplemental schedule of noncash investing and
   financing information:
   Capital lease obligations incurred for the purchase
      of property and equipment                              --          1,278
   Unrealized gain on available-for-sale securities          (104)         (60)

10.     SUBSEQUENT EVENT

        On July 1, 2003, the Company executed a binding agreement to acquire the remaining 82% of  Renaissance.  The  transaction is expected to close during the third quarter of 2003. The Company,  previously an 18% owner of Renaissance (see
Note 4), will finance the  transaction  by  exercising  its option to convert an outstanding $1.5 million promissory note for 32% additional equity and acquiring the  remaining  50% equity in  Renaissance  with a  combination  of newly issued shares of the Company's common stock and cash, at the Company's discretion, with a total value of $6.0 million.

                                   NYFIX, Inc.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (unaudited)

        Some  of  the  Company's  key  considerations  for  the  acquisition  of
Renaissance  include the ability to sell its  products  into the OTC market,  by
integrating   Renaissance  features  into  existing  NYFIX  products  to  enable customers  to have a single  view and access to the OTC and listed  marketplaces from one workstation.

        The Company will consolidate  Renaissance's  operating results effective
July 1, 2003. The acquisition  will be accounted for as a purchase.  While it is anticipated that a substantial  portion of the purchase price will be classified as goodwill,  the Company expects that it will complete its final  allocation of the purchase  price to the  tangible and  intangible  assets of  Renaissance  by
December  31,  2003.  Preliminary  allocations  will be made to the tangible and intangible assets during the third quarter of 2003.

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

        Through NYFIX Millennium,  our 80% owned  broker-dealer  subsidiary,  we have developed an ATS that functions  similarly to an ECN in that it matches buy and sell orders.  NYFIX  Millennium can match either buy and sell orders or pass them  through to the  exchange or execution  venue of the  trader's  choice,  in real-time,  which we believe is a unique feature and key differential from other
ATSs and ECNs that rely on captive order liquidity.  NYFIX  Millennium  augments traditional auction markets by combining the electronic  execution technology of an ECN with the liquidity of traditional primary markets.  Institutional traders benefit from the order  invisibility and anonymity provided by NYFIX Millennium, which can eliminate the negative price impact  associated with displaying  large blocks of shares.  NYFIX Millennium's ATS went into full production on September
5, 2001 and we continue to focus on expanding NYFIX  Millennium's  user base and execution volumes.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        Management's  Discussion and Analysis of Financial Condition and Results
of Operations discusses our consolidated  financial statements,  which have been

                                  NYFIX, Inc.

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

        For our  accounting  policies  that,  among others,  are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's Discussion and Analysis, in our Annual Report on Form 10-K for the year ended  December 31, 2002 ("2002 Form
10-K").  Senior  management has discussed the development and selection of these accounting policies,  and estimates,  and the related disclosures with the Audit
Committee of the Board of Directors ("Audit Committee"). See Note 1 in the Notes
to the  Consolidated  Financial  Statements  in  our  2002  Form  10-K  for  our
significant  accounting  policies.  In the first six months of 2003,  there have been no material changes to our significant accounting policies.

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
During  the  second  quarter of 2003,  we formed a  clearing  subsidiary,  NYFIX
Clearing Corporation,  which we expect to become operational later this year. We believe that we can significantly  lower the ticket and transaction charges that we are currently incurring in our transaction segment by becoming self-clearing.

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

                                  NYFIX, Inc.

        Depreciation  and  amortization  expense  consists of  depreciation  and amortization of corporate equipment and software, and amortization of intangible assets.

        Certain   reclassifications   have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,  we  reclassified  certain  operating expenses,  primarily related to our data center,  totaling $2.5 million and $4.2 million to cost of revenue for the three and six months ended June 30, 2002.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.  Historical results are not necessarily indicative of the operating results for any future period.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUE

        Total revenue  increased $2.6 million,  or 20%, to $15.7 million for the three months ended June 30, 2003,  from $13.1 million for the three months ended
June  30,  2002,  primarily  due  to  increased   transaction  revenue  for  our
broker-dealer  subsidiaries of $1.9 million and revenue  attributable to Javelin products of $0.6 million.

        Subscription  revenue was $8.1  million for both the three  months ended
June 30, 2003 and 2002. As a percentage of total revenue,  subscription  revenue decreased to 52% in the three months ended June 30, 2003,  from 62% in the three months ended June 30, 2002,  primarily due to the higher increase in transaction revenue of our  broker-dealer  subsidiaries and sale revenue for our Javelin and derivatives products.

        Sale revenue  increased  $0.7  million,  or 57%, to $2.0 million for the three months  ended June 30, 2003,  from $1.3 million for the three months ended
June 30, 2002,  primarily due to increased  revenue for our Javelin  products of
$0.6 million.  As a percentage of total revenue,  sale revenue  increased to 13%
for the three months ended June 30, 2003 as compared to 10% for the three months ended June 30,  2002,  primarily  due to the  increase  in sale  revenue for our
Javelin products, which was partially offset by increased transaction revenue.

        Service contract revenue decreased $0.1 million,  or 3%, to $2.3 million for the three  months  ended June 30, 2003 as  compared to $2.4  million for the three months ended June 30, 2002, due to a slight  decrease in service  contract revenue from our Javelin  products.  As a percentage of total  revenue,  service contract revenue was 15% in the three months ended June 30, 2003, as compared to
18% in the three months ended June 30, 2002, primarily due increased transaction revenue.

        Transaction revenue increased $1.9 million to $3.3 million for the three months  ended June 30,  2003 as compared  to $1.4  million for the three  months ended June 30, 2002 due to revenue  attributed  to NYFIX  Transaction  Services, which started  generating  revenue on July 1, 2002, an increase in the number of
NYFIX  Millennium  customers  and  increased  transaction  activity for existing customers. As a percentage of total revenue,  transaction revenue was 21% in the three months  ended June 30, 2003,  as compared to 10% in the three months ended
June  30,  2002,  primarily  due to  the  aforementioned  increased  transaction revenue.

COST OF REVENUE

        Total cost of revenue  increased  $0.9 million,  or 12%, to $7.8 million for the three  months  ended June 30, 2003 as  compared to $6.9  million for the three months ended June 30, 2002, due primarily to clearing and specialist  fees for  our  transaction  revenue  of  $0.4  million;  increased  telecommunication charges,  due to increased desktop connections and capacity in our data centers,

                                  NYFIX, Inc.

of  $0.4  million;   increased   amortization  of  product   enhancement   costs
attributable to new product releases,  of $0.2 million;  increased  depreciation expense  attributable  to  investment  in data  center  infrastructure,  of $0.2 million; partially offset by reduced labor costs of $0.2 million.

        Subscription  cost of revenue  increased  $0.9 million,  or 23%, to $4.8 million for the three months ended June 30, 2003 as compared to $3.9 million for the three  months ended June 30, 2002,  primarily  due to increased  data center costs,  including  telecommunication  charges  due  to an  increase  in  desktop connections and capacity in our data centers,  of $0.5 million;  increased cross connection fees to connect our subscription  customers to third-party  networks, of  $0.2  million;  increased  depreciation  and  amortization  expense  of $0.1 million,  attributable  primarily  to  increased  investment  in our data center infrastructure,  and increased  labor costs of $0.1 million.  As a percentage of subscription  revenue,  subscription  cost of revenue  increased to 59.4% in the three  months  ended June 30, 2003 from 48.4% in the three months ended June 30,
2002, primarily due to increases in the aforementioned costs without an increase in subscription revenue.

        Sale cost of revenue decreased $0.3 million, or 39%, to $0.4 million for the three  months  ended June 30, 2003 as compared to $0.7 million for the three months ended June 30, 2002.  The decrease in sale cost of revenue was  primarily due to decreased  labor costs of $0.2 million and  decreased  costs of purchased software of $0.1 million. As a percentage of sale revenue,  sale cost of revenue decreased to 20.4% in the three  months  ended June 30, 2003,  from 52.7% in the three months ended June 30, 2002, due primarily to decreased Javelin labor costs and an increase in sale revenue.

        Service contract cost of revenue decreased $0.1 million, or 16%, to $0.5 million for the three months ended June 30, 2003, from $0.6 million in the three months ended June 30, 2002. The decrease was primarily due to decreased  service contract  labor costs.  As a percentage  of service  contract  revenue,  service contract  cost of revenue  decreased to 23.8% in the three months ended June 30,
2003,  as compared to 27.3% in the three months  ended June 30, 2002,  primarily attributable to the aforementioned decreased labor costs.

        Transaction  cost of revenue  increased  $0.3  million,  or 20%, to $2.0 million for the three  months  ended June 30,  2003,  from $1.7  million for the three months ended June 30, 2002,  primarily due to clearing and execution  fees of $0.4 million.  As a percentage of transaction  revenue,  transaction  cost of revenue  decreased to 60.3% in the three months ended June 30, 2003, as compared to 121.7% in the three months ended June 30,  2002,  due  primarily to increased transaction  revenue. In addition,  NYFIX Transaction Services incurred costs in the three months ended June 30, 2002 prior to generating revenue, which occurred on July 1, 2002.

GROSS PROFIT (AS A PERCENTAGE OF REVENUE)

        Gross profit increased to 50.7% for the three months ended June 30, 2003 as compared to 47.4% for the three months  ended June 30, 2002.  The increase in gross profit is primarily  attributable to the impact of increased  Javelin sale revenue and transaction  revenue,  offset by reduced  subscription margin due to increased data center costs and increased telecommunication charges, due to more desktop connections and increased capacity in our data centers.

        Subscription  gross profit decreased to 40.6% for the three months ended
June 30,  2003,  as compared to 51.6% for the three  months ended June 30, 2002.
The decrease in subscription gross profit is primarily attributable to increased data center  costs,  including  telecommunication  charges,  due to more desktop
connections   and   increased   capacity   in  our   data   centers,   increased
cross-connection  fees to connect  our  subscription  customers  to  third-party networks,  and  increased  depreciation  and  amortization  expense  related  to infrastructure investments in our data center.

        Sale gross profit increased to 79.6% for the three months ended June 30,
2003 as compared to 47.3% for the three months ended June 30, 2002. The increase in sale  gross  profit was  primarily  attributable  to the impact of  increased

                                  NYFIX, Inc.

Javelin  revenue and decreased  costs of purchased  software offset by increased amortization  expense  attributable  to  capitalized  software  included  in our products delivered to our customers.

        Service  contract  gross profit  increased to 76.2% for the three months ended June 30,  2003 as compared  to 72.7% for the three  months  ended June 30,
2002. The increase in service  contract gross profit was primarily  attributable to the impact of lower labor costs in the three-month period.

        Transaction  gross profit  increased to 39.7% for the three months ended
June 30, 2003 as compared to a deficit of 21.7% for the three  months ended June
30,  2002.  The  increase in gross  profit was  attributable  to the increase in transaction  revenue,  which  grew at a higher  rate than  costs.  As  mentioned previously,  NYFIX Transaction Services incurred costs in the three months ended
June 30, 2002, but did not start generating revenue until July 1, 2002.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative  expense decreased $1.4 million, or
14%,  to $8.3  million for the three  months  ended June 30, 2003 as compared to
$9.7  million  for the three  months  ended  June 30,  2002.  The  decrease  was primarily  attributable  to  reduced  bad debt  expense of $0.7  million  due to improved  collections  and reduced  salaries and benefits of $0.7 million due to staffing reductions, which occurred subsequent to the acquisition of Javelin. As a  percentage  of total  revenue,  selling  general and  administrative  expense decreased  to 52.8% in the three  months  ended June 30,  2003 from 73.9% in the three months ended June 30, 2002.  The decrease as a percentage of total revenue was  attributable  to a  combination of growth in revenue and the  reduction  in selling, general and administrative expense.

RESEARCH AND DEVELOPMENT

        Research and development  expense decreased $0.1 million to $0.4 million for the three  months  ended June 30, 2003 as  compared to $0.5  million for the three months ended June 30, 2002. As a percentage of total revenue, research and development  expense decreased to 2.5% for the three months ended June 30, 2003, from 3.5% for the three months ended June 30, 2002. The decrease as a percentage of total  revenue was  attributable  to a  combination  of the higher  growth in revenue and the decrease in research and development expense.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization  expense remained constant at $1.2 million for the  three  months  ended  June 30,  2003 and 2002.  Increased  amortization expense of $0.5 million related to our acquired  intangible assets in connection with  our  NYFIX  Millennium  and  Javelin  businesses  was  offset  by  reduced depreciation  expense of $0.5 million,  due primarily to reduced depreciation of
leased   equipment.   As  a  percentage  of  total  revenue,   depreciation  and
amortization  expense decreased to 7.7% for the three months ended June 30, 2003 from 9.3% for the three months ended June 30, 2002. The decrease as a percentage of total revenue was primarily  attributable  to the increase in revenue without an increase in depreciation and amortization expense.

LOSS FROM OPERATIONS

        Loss from operations decreased $3.2 million, or 63%, to $1.9 million for the three months ended June 30, 2003,  as compared to $5.1 million for the three months ended June 30, 2002. The  improvement in operating  results was primarily due to increased  revenue,  primarily from our transaction and Javelin  products and lower  selling,  general and  administrative  expense,  which was  partially offset by increased cost of revenue. As a percentage of total revenue, loss from operations  was a deficit of 12.3% in the three  months  ended June 30,  2003 as compared  to a deficit of 39.3% in the three  months  ended June 30,  2002.  The

                                  NYFIX, Inc.

improvement as a percentage of total revenue was  attributable  to a combination of the growth in revenue and the decrease in expense.

INVESTMENT INCOME

        Investment income increased  $31,000,  or 27%, to $147,000 for the three months  ended June 30, 2003,  from  $116,000 for the three months ended June 30,
2002.  The  increase  was  primarily  due to  interest  income on  higher  yield investments.

INTEREST EXPENSE

        Interest  expense  decreased  $29,000,  or 52%, to $27,000 for the three months  ended June 30,  2003,  from  $56,000 for the three months ended June 30,
2002, principally due to reduced capital lease obligations.

OTHER EXPENSE, NET

        Other expense increased  $118,000 to $225,000 for the three months ended
June 30, 2003 as compared to $107,000  for the three months ended June 30, 2002, due  primarily to losses  incurred  from our equity in losses of  unconsolidated affiliates.

INCOME TAX BENEFIT

        We recorded an income tax benefit of $1.0  million for the three  months ended June 30,  2003,  compared to $2.3  million for the three months ended June
30,  2002.  The income tax benefit for the three  months ended June 30, 2003 was attributable  to a tax  benefit  on our  pre-tax  loss of $2.0  million  and tax benefits for certain Federal and state research and development tax credits. Our effective  tax  benefit  rate of 48% for the three  months  ended June 30,  2003 exceeded  the  Federal  statutory  rate  primarily  due  to  the  effect  of the aforementioned  research and development tax credits and state tax benefits. The income tax benefit for the three months ended June 30, 2002 was  attributable to a tax benefit on our pre-tax loss of $5.2  million.  Our  effective  tax benefit rate of 44% for the period exceeded the Federal  statutory rate primarily due to the effect of state tax benefits.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUE

        Total revenue  increased $9.8 million,  or 42%, to $33.0 million for the six months ended June 30, 2003,  as compared to $23.2 million for the six months ended June 30, 2002,  primarily  due to  transaction  revenue,  of $5.7 million, derived from NYFIX Transaction  Services,  which started  generating  revenue on
July 1, 2002,  and NYFIX  Millennium,  whose  results have been  included in our consolidated  financial  statements since our acquisition of NYFIX Millennium on
February 1, 2002, and revenue for our Javelin products, of $3.6 million.

        Subscription revenue increased $1.4 million, or 9%, to $16.6 million for the six months  ended June 30,  2003 as  compared  to $15.2  million for the six months ended June 30, 2002,  primarily due to increases in subscription  revenue attributable to a full six months for our Javelin  products as compared to three months in 2002 and increased demand from our core customers and the net addition of new  customers.  As a  percentage  of  total  revenue,  subscription  revenue decreased  to 50% in the six  months  ended  June 30,  2003  from 66% in the six months ended June 30, 2002,  primarily due to the increased  transaction revenue from our broker-dealer  operations and the increase of sale and service contract revenue  attributable to a full six months revenue from our Javelin  products as compared to three months revenue in 2002.

        Sale revenue increased $2.1 million, or 80%, to $4.7 million for the six months  ended June 30, 2003 as compared to $2.6 million for the six months ended
June 30,  2002,  primarily  due to  increased  sale  revenue  from  our  Javelin

                                  NYFIX, Inc.

products,  which was  attributable  to a full six  months of  revenue in 2003 as compared to three months in 2002. As a percentage of total revenue, sale revenue increased  to 14% in the six  months  ended June 30,  2003,  from 11% in the six months ended June 30, 2002,  primarily due to the increase from the sale revenue for our  Javelin  products,  which was  partially  offset  by the  effect of the increased transaction revenue for the six months ended June 30, 2003.

        Service contract revenue increased $1.2 million, or 33%, to $4.8 million for the six months  ended June 30, 2003 as  compared to $3.6  million in the six months ended June 30, 2002, due to the addition of service contract revenue from our Javelin products. As a percentage of total revenue, service contract revenue was 14% in the six months  ended June 30,  2003,  as  compared to 16% in the six months ended June 30, 2002, primarily due to the effect of increased transaction revenue for the six months ended June 30, 2003,  which was  partially  offset by the aforementioned service contract revenue increase from our Javelin business.

        Transaction  revenue  increased $5.2 million to $6.9 million for the six months  ended June 30, 2003 as compared to $1.7  million in the six months ended
June 30, 2002. As a percentage of total revenue,  transaction revenue was 21% in the six months  ended June 30,  2003,  as compared to 7% in the six months ended
June 30, 2002,  primarily due to the aforementioned  transaction revenue derived from NYFIX Transaction Services and NYFIX Millennium.

COST OF REVENUE

        Total cost of revenue  increased $4.2 million,  or 37%, to $15.5 million for the six months  ended June 30, 2003 as compared to $11.3  million in the six months  ended June 30, 2002,  due  primarily  to clearing  and  specialist  fees related to our transaction revenue, of $1.1 million; increased telecommunication charges,  due to more desktop  connections  and  increased  capacity in our data centers to support our business,  of $1.0  million;  increased  amortization  of product enhancement costs attributable to new product releases, of $0.7 million;
increased  depreciation  expense  attributable  to  investment  in  data  center infrastructure, of $0.5 million and increased labor costs of $0.8 million.

        Subscription  cost of revenue  increased  $2.4 million,  or 33%, to $9.4 million for the six months  ended June 30, 2003 as compared to $7.0  million for the six months  ended June 30,  2002,  primarily  due to  increased  data center costs, including  telecommunication  charges due to more desktop connections and increased  capacity  in our  data  centers,  of $1.3  million;  increased  cross connection  fees of $0.4  million  to  connect  our  subscription  customers  to third-party  networks;  increased  depreciation and amortization expense of $0.3 million,  attributable  primarily  to  increased  investment  in our data center infrastructure,  and increased  labor costs of $0.2 million.  As a percentage of subscription revenue, subscription cost of revenue increased to 56.4% in the six months  ended June 30,  2003 from 46.2% in the six months  ended June 30,  2002, primarily due to higher increases in the aforementioned costs than revenue.

        Sale cost of  revenue  remained  constant  at $0.9  million  for the six months  ended  June 30,  2003 and  2002,  due to  decreased  costs of  purchased software offset by increased  amortization  expense  attributable to capitalized software included in our products. As a percentage of sale revenue, sale cost of revenue  decreased to 19.2% in the six months ended June 30, 2003, from 34.8% in the six months ended June 30, 2002,  due  primarily to decreased  Javelin  labor costs.

        Service contract cost of revenue increased $0.2 million, or 24%, to $1.1 million for the six months  ended June 30,  2003,  from $0.9  million in the six months ended June 30, 2002.  The increase was primarily due to service  contract labor costs. As a percentage of service contract revenue,  service contract cost of  revenue  of 22.8% was lower  for the six  months  ended  June 30,  2003,  as compared to 24.5% for the six months  ended June 30,  2002,  as the  increase in revenue was greater than the increase in labor costs.

        Transaction  cost of revenue  increased  $1.6  million,  or 64%, to $4.1 million for the six months  ended June 30, 2003 as compared to $2.5  million for

                                  NYFIX, Inc.

the six months ended June 30, 2002. The increase in transaction  cost of revenue was primarily due to clearing and  execution  related fees, of $1.0 million;  an increase in data center costs,  including  labor,  maintenance,  lease, and data feed expenses,  of $0.5 million;  and depreciation  and amortization  expense of
$0.2  million.  As a percentage  of  transaction  revenue,  transaction  cost of revenue decreased to 59.9% in the six months ended June 30, 2003, as compared to
145.9% in the six months  ended June 30,  2002,  due  primarily to the fact that
NYFIX Transaction Services incurred costs in the six months ended June 30, 2002, but did not start generating revenue until July 1, 2002.

GROSS PROFIT (AS A PERCENTAGE OF REVENUE)

        Gross  profit  increased to 53.0% for the six months ended June 30, 2003 as compared to 51.1% for the six months  ended June 30,  2002.  The  increase in gross profit is primarily  attributable to the impact of increased  Javelin sale revenue and transaction  revenue,  offset by reduced  subscription margin due to increased data center costs and increased telecommunication charges, due to more desktop  connections  and increased  capacity in our data centers to support our core business.

        Subscription  gross  profit  decreased to 43.6% for the six months ended
June 30, 2003,  from 53.8% for the six months ended June 30, 2002.  The decrease in subscription gross profit is primarily  attributable to increased data center costs, including  telecommunication charges, due to more desktop connections and increased  capacity in our data  centers,  increased  cross  connection  fees to connect our subscription  customers to a third-party  network,  and depreciation
and   amortization   expense  related  to  our  capital  and   telecommunication
infrastructure investments made in our data center.

        Sale gross  profit  increased to 80.8% for the six months ended June 30,
2003 as compared to 65.2% for the six months ended June 30,  2002.  The increase in sale  gross  profit was  primarily  attributable  to the impact of  increased
Javelin  revenue and decreased  costs of purchased  software offset by increased amortization  expense  attributable  to  capitalized  software  included  in our products delivered to our customers.

        Service  contract  gross  profit  increased  to 77.2% for the six months ended June 30, 2003 as compared to 75.5% for the six months ended June 30, 2002.
The increase in service  contract gross profit is primarily  attributable  to an increase  in service  contract  revenue,  which  more than  offset the impact of higher labor costs.

        Transaction  gross  profit  increased  to 40.1% for the six months ended
June 30, 2003 as  compared  to a deficit of 45.9% for the six months  ended June
30,  2002.  The  increase in gross  profit was  attributable  to the increase in transaction  revenue,  which  grew at a higher  rate than  costs.  As  mentioned previously,  NYFIX  Transaction  Services incurred costs in the six months ended
June 30, 2002, but did not start generating revenue until July 1, 2002.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative  expense increased $1.2 million, or
8%, to $16.1 million for the six months ended June 30, 2003 as compared to $14.9 million for the six months ended June 30, 2002.  The increase was  primarily due to increased  selling,  general and  administrative  expense for Javelin of $1.4 million due to the fact that costs were  included  for a full six months in 2003 as compared to three months in 2002, increased promotion and trade show expenses of $0.2 million and  increased  insurance  expense of $0.2 million due to rising premiums and  expanded  coverage,  offset by decreased  bad debt expense of $0.7 million due to improved collections.  As a percentage of total revenue,  selling general and  administrative  expense  decreased to 48.9% in the six months ended
June 30, 2003 from 64.3% in the six months ended June 30, 2002.  The decrease as a percentage  of total  revenue was  attributable  to a higher growth in revenue than selling, general and administrative expense.

                                  NYFIX, Inc.

RESEARCH AND DEVELOPMENT

        Research and development  expense remained  constant at $0.6 million for the six months ended June 30, 2003 and 2002. As a percentage  of total  revenue, research and development expense decreased to 1.7% for the six months ended June
30, 2003 from 2.8% for the six months  ended June 30,  2002.  The  decrease as a percentage of total revenue was  attributable to the increase in revenue without an increase in research and development expense.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $0.6 million, or 35%, to
$2.4  million for the six months  ended June 30, 2003 from $1.8  million for the six months ended June 30, 2002. This increase was primarily  attributable to the amortization  expense  related to our intangible  assets acquired as a result of the NYFIX  Millennium  and  Javelin  acquisitions,  of $1.0  million,  which was partially  offset  by  decreased  depreciation  expense  of  $0.4  million,  due primarily  to  reduced  leased  equipment.  As a  percentage  of total  revenue, depreciation and amortization expense decreased to 7.2% for the six months ended
June 30, 2003 from 7.6% for the six months ended June 30, 2002.  The decrease as a percentage of total revenue was primarily  attributable  to a higher growth in revenue than depreciation and amortization expense.

LOSS FROM OPERATIONS

        Loss from operations decreased $3.9 million, or 71%, to $1.6 million for the six months ended June 30,  2003,  as compared to a loss from  operations  of
$5.5  million  for the six  months  ended  June 30,  2002.  The  improvement  in operating  results  was  primarily  due to the  increase  in  revenue  from  our transaction  and  Javelin  businesses  offset by  higher  cost of  revenues  and operating expenses. As a percentage of total revenue, loss from operations was a deficit of 4.8% in the six months  ended June 30,  2003 as compared to a deficit of 23.5% in the six months ended June 30, 2002. The  improvement as a percentage of total  revenue was  attributable  to a higher growth in revenue than costs of our acquired businesses.

INVESTMENT INCOME

        Investment  income  increased  $55,000,  or 28%, to $253,000 for the six months  ended June 30,  2003,  from  $198,000  for the six months ended June 30,
2002.  The  increase  was  principally  due to  losses  on sales  of  short-term investments  aggregating  $136,000  that were  recognized  during the six months ended June 30, 2002, as well as increased  yield on certain  investments for the
current  period.   These  increases  were  partially  offset  by  lower  average investment balances for the current period when compared to the prior year's six month period.

INTEREST EXPENSE

        Interest  expense  decreased  $85,000,  or 59%,  to $58,000  for the six months  ended June 30,  2003,  from  $143,000  for the six months ended June 30,
2002, principally due to reduced capital lease obligations and interest incurred in connection with late payments of certain  obligations in the six months ended
June 30, 2002.

OTHER EXPENSE, NET

        Other  expense  increased  $448,000 to $587,000 for the six months ended
June 30, 2003 as compared to $139,000  for the six months  ended June 30,  2002, due  primarily to losses  incurred  from our equity in losses of  unconsolidated affiliates.

INCOME TAX BENEFIT

        We  recorded  an income tax  benefit of $1.0  million for the six months ended June 30,  2003,  compared to an income tax benefit of $2.4 million for the

                                  NYFIX, Inc.

six months  ended June 30, 2002.  The income tax benefits in the current  year's period were  attributable  to a tax benefit on our pre-tax  loss of $2.0 million
and  tax  benefits  for  certain   estimated  Federal  and  state  research  and
development tax credits. Our effective tax benefit rate of 50% in the six months ended June 30, 2003  exceeded the Federal  statutory  rate  primarily due to the effect of the aforementioned  research and development tax credits and state tax benefits.  The income tax benefit in the prior year's period was attributable to a tax benefit on our pre-tax  loss of $5.5 million for the six months ended June
30, 2002. Our effective tax benefit rate of 44% in the six months ended June 30,
2002 exceeded the Federal  statutory  rate  primarily due to the effect of state tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

        In June 2001, we raised $57.3 million, net of expenses, from a follow-on public  offering of 3 million  shares of our common stock.  We used a portion of the net proceeds for working  capital  requirements,  to re-purchase 1.3 million shares of our common  stock,  to  continue to invest in our  infrastructure  and products and,  subsequently,  to acquire  Javelin in March of 2002 and invest in
EuroLink and Renaissance. At June 30, 2003 and December 31, 2002, our cash, cash equivalents and short-term  investments totaled $21.9 million. We had short-term investments in current marketable security  instruments of $10.0 million at June
30, 2003,  having  interest rates ranging from 0.70% to 4.45%.  Included in cash and cash  equivalents  at June 30, 2003 was $3.8  million in money  market funds with an average 30 day yield of 0.74% and $0.1 million in a tax-free  money fund with an average 30 day yield of 0.5%.

        At June 30, 2003, we had total debt of $1.2 million,  which  represented current and long-term amounts  outstanding under capital lease  obligations.  At
June 30,  2003,  we had no  material  commitments  for capital  expenditures  or inventory  purchases.  As  discussed  in Note 10 to the  Consolidated  Financial
Statements,  we have agreed to acquire the remaining 82% of Renaissance  that we do not already own,  effective July 1, 2003, by converting an  outstanding  $1.5 million promissory note from it and issuing a combination of newly issued common stock and cash, at the Company's discretion, with a value of approximately  $6.0 million.  Our long-term capital needs depend on numerous factors,  including the rate we obtain new clients and expand our staff and  infrastructure,  as needed, to accommodate such growth,  as well as the rate at which we choose to invest in new technologies to modify our NYFIX Network and infrastructure. We have ongoing needs  for  capital,  including  working  capital  for  operations  and  capital expenditures to maintain and expand our operations.

        We believe that we can achieve  synergies from our NYFIX  Millennium and
Javelin  businesses  with regard to integrating  the product  offerings of these operations with our existing  product  offerings.  Although our NYFIX Millennium business has incurred  losses through its development  and start-up  stages,  we believe that revenue will continue to increase as we gain greater  acceptance of our  product  offerings.  Our  strategy  is to  migrate  Javelin  to  more  of a subscription-based  revenue model,  similar to our NYFIX USA business.  This may cause  Javelin  capital  sale  revenue  to be  unpredictable  and  inconsistent.
Although Javelin generated cash from operations in the six months ended June 30,
2003, there can be no assurance that this trend will continue. NYFIX Transaction
Services  and NYFIX  Clearing  Corporation  may  require  additional  funding to support start-up costs related to new products. In addition,  our unconsolidated affiliate,  Renaissance, has required $4.7 million in cumulative funding from us through June 30, 2003,  including  $2.2 million in the six months ended June 30,
2003.  Although  we  believe  that  we  can  achieve  synergies  from  acquiring
Renaissance (see Note 10 to the Consolidated  Financial  Statements),  we may be
required  to provide  additional  working  capital to  Renaissance,  until their products  gain  greater  acceptance  in the  marketplace.  Although we have only provided our unconsolidated affiliate, EuroLink, with $0.5 million in cumulative funding,  EuroLink  may require  additional  working  capital  funding  until it generates  positive  cash flow,  and is  exploring  several  sources of funding, including us.

        We believe that our cash and investments of $21.9 million, together with anticipated  cash to be generated from  operations will be sufficient to support these start-up costs, as well as our capital and operating needs,  including the operating needs of all of our consolidated subsidiaries,  and our unconsolidated

                                  NYFIX, Inc.

affiliates  Renaissance  and EuroLink for at least the next twelve months.

WORKING CAPITAL

        At June 30, 2003, we had working capital of $29.1 million as compared to
$30.8  million at  December  31,  2002.  The  decrease  in working  capital  was principally  due to the cash used to acquire  property  and  equipment,  enhance products and fund working  capital  advances to our  unconsolidated  affiliates.
These amounts were offset by cash flows provided by operating activities.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

        Net cash  provided by operating  activities in the six months ended June
30,  2003  was  $7.1  million,  as our net loss of $1.0  million,  adjusted  for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision for bad debts and  equity in loss of  unconsolidated  affiliates  provided  $5.6 million.  Favorable working capital changes,  principally accounts receivable of
$1.9 million,  were partially offset by unfavorable net changes in other working capital  items of $0.4  million,  resulting in a net cash  increase from working capital of $1.5 million.

        Net cash used in operating  activities  in the six months ended June 30,
2002 was $44,000, as our net loss of $2.8 million,  adjusted for non-cash items, such as depreciation,  amortization,  deferred taxes and provision for bad debts provided $3.0 million.  Unfavorable working capital,  including prepaid expenses and other,  of $2.7  million and accounts  payable and accrued  expenses of $1.3 million,  offset by favorable  accounts  receivable  decreases of $0.9  million, decreased cash by $3.0 million.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

        For the six  months  ended  June 30,  2003 net  cash  used in  investing activities was $6.1 million.  This consisted primarily of capital  expenditures, primarily for data center  equipment and  software,  of $2.7 million,  loans and advances to unconsolidated  affiliates of $2.2 million,  and product enhancement costs of $2.1 million.  These amounts were partially offset by proceeds from the net sales of short-term investments of $0.9 million.

        For the six months  ended June 30, 2002 net cash  provided by  investing activities was $4.4 million. This consisted primarily of net sales of short-term investments  of $16.1 million which was primarily used to fund the cash required for our Javelin  acquisition  of $10.0  million and EuroLink  investment of $4.0 million,  repayment  of loans and net  advances  from NYFIX  Millennium  of $2.1 million prior to our  acquisition of an 80% interest on February 1, 2002 and the sale of equipment of $0.4 million.  These items were partially offset by the net payments for the Javelin and NYFIX Millennium  acquisitions of $6.8 million, our investment in EuroLink of $4.0 million,  capital  expenditures,  mostly for data center equipment and to support our infrastructure,  of $1.7 million and product enhancement costs of $1.7 million.

CASH USED IN FINANCING ACTIVITIES

        For the six months ended June 30, 2003 and June 30,  2002,  our net cash
used  in  financing   activities   totaled   $0.4  million  and  $0.3   million,
respectively,  consisting  primarily of principal  payments  under capital lease obligations,  partially offset by net proceeds from the issuance of common stock resulting from the exercise of stock options by employees.

LEGAL PROCEEDINGS

        In May 2003,  we were served as a defendant  in Kledaras v. NYFIX,  Inc.
(Sup. Ct. NY County) Index No. 601502/03, which had been filed in New York State

                                  NYFIX, Inc.

court in New York City. Mr. George Kledaras,  as  representative of shareholders of  Javelin,  sought  the  release  of an  escrow  fund  consisting  of cash and
securities  of  the  Company   established  in  connection  with  the  Company's
acquisition of Javelin.  He also alleged damages of at least $18 million against us and our Chairman and CEO,  Peter K. Hansen,  in  connection  with the Javelin acquisition.  In June 2003,  pursuant  to a  stipulation  with us, Mr.  Kledaras dismissed  his lawsuit  without  prejudice.  Mr.  Kledaras and we are  currently attempting to negotiate a settlement  with respect to  disposition of the escrow fund.  The  entire  amount  of cash and  shares  continues  to be held in escrow pending resolution of its disposition.

        We do not  believe  that the  disposition  of this  matter  will  have a material  adverse impact on our financial  conditions,  results of operations or cash flows of the Company.

SEASONALITY AND INFLATION

        We believe that our operations have not been  significantly  affected by seasonality or inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January  2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated immediately, while VIEs that existed  prior to February 1, 2003 must be  consolidated  as of July 1, 2003. We are evaluating the provisions of FIN 46 to determine whether our  unconsolidated affiliate,  EuroLink, is a VIE. Through June 30, 2003, we had recognized our 40%
ownership interest,  or $0.4 million,  after tax, of EuroLink's net losses since our investment.  If we determine that EuroLink is a VIE, we would be required to recognize additional losses of $0.7 million, after tax, of EuroLink's net losses since our investment and the financial position,  results of operations and cash flows of EuroLink would be consolidated into our financial  statements  starting
July 1, 2003.  Subsequent to June 30, 2003,  we executed a binding  agreement to acquire the remaining 82% of our other  unconsolidated  affiliate,  Renaissance, effective  July 1, 2003.  Accordingly,  the  financial  position  and results of operations of Renaissance will be consolidated into our financial  statements as of that date (see Note 10 to the Consolidated Financial Statements).

        In May 2003, the FASB Emerging Issues Task Force ("EITF")  finalized the scope provisions of Issue No. 00-21,  "Accounting for Revenue  Arrangements with
Multiple Deliverables." Issue No. 00-21 applies to certain contractually binding
arrangements   under  which  a  company  performs  multiple  revenue  generating activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  Issue No. 00-21 is effective for revenue  arrangements entered  into in  reporting  periods  beginning  after  June  15,  2003.  We are evaluating the provisions of Issue No. 00-21 and whether its implementation will have a material effect on our financial position and results of operations.

RISK FACTORS: FORWARD LOOKING STATEMENTS

        This document  contains certain  forward-looking  statements  within the meaning of Section 27A of the  Securities  Act of 1933, as amended,  and Section

                                  NYFIX, Inc.

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

        We are exposed to market risk  principally  through  changes in interest rates and equity prices.  Our short-term  investment  portfolio of $10.0 million and  $10.7  million  at June  30,  2003 and  December  31,  2002,  respectively, consisted  of $5.9  million  and $6.8  million,  respectively,  of auction  rate certificates  and $4.1 million and $3.9  million,  respectively,  of mutual fund securities.  Risk is limited on the auction rate  certificates  portfolio due to the fact that it is invested in insured municipal bonds of which no more than 5%
of our  portfolio  can be  invested in any one  security  issue.  The  potential decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the auction rate  certificates  would not be material to income,  cash flows or fair value.

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

        We are also  subject to interest  rate risk on our $3.0 million and $2.0 million of notes receivable principal from unconsolidated affiliates at June 30,
2003 and December 31, 2002. A  hypothetical  10% change in interest  rates would not result in a material change in their fair value.

ITEM 4.  CONTROLS AND PROCEDURES

        We maintain  disclosure  controls  and  procedures  that are designed to ensure that information  required to be disclosed in our Exchange Act reports is recorded,  processed,  summarized and reported within the time periods specified in the SEC's  rules and forms,  and that such  information  is  accumulated  and communicated to our management,  including our Chief Executive Officer and Chief
Financial Officer, as appropriate,  to allow timely decisions regarding required
disclosure  based  closely  on  the  definition  of  "disclosure   controls  and
procedures" in Rule 13a-15(e).  Management has designed  disclosure controls and procedures  to provide a  reasonable  level of assurance of reaching our desired control objectives.

        As of June 30, 2003, we carried out an evaluation, under the supervision and with the  participation  of our  management,  including our Chief  Executive
Officer and our Chief Financial Officer,  of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our
Chief  Executive   Officer  and  Chief  Financial  Officer  concluded  that  our disclosure controls and procedures were effective.

                                  NYFIX, Inc.

                                     PART II

OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        In May 2003, the Company was served as a defendant in Kledaras v. NYFIX,
Inc. (Sup. Ct. NY County) Index No. 601502/03,  which had been filed in New York
State  court in New  York  City.  Mr.  George  Kledaras,  as  representative  of shareholders of Javelin, sought the release of an escrow fund consisting of cash and  securities  of the Company  established  in  connection  with the Company's acquisition of Javelin.  He also alleged damages of at least $18 million against the Company and its Chairman and CEO,  Peter K. Hansen,  in connection  with the
Javelin  acquisition.  In June 2003, pursuant to a stipulation with the Company,
Mr.  Kledaras  dismissed  his  lawsuit  without  prejudice.  The Company and Mr.
Kledaras are  currently  attempting  to  negotiate a settlement  with respect to disposition of the escrow fund.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The 2003 annual meeting of shareholders was held on June 10, 2003.

     (b)   All director nominees were elected.

     (c)   Matters voted on at the meeting and the number of votes cast:

           Proposal No. 1 - Election of Directors for a term of one year.

                  Name                   Shares For            Withheld Vote
                  ----                   ----------            -------------

           Peter K. Hansen               25,451,612              1,134,746
           Robert B. Corman              25,471,987              1,114,371
           George O. Deehan              24,922,345              1,664,013
           William J. Lynch              24,930,740              1,655,618
           Carl E. Warden                23,603,804              2,982,554

           Proposal No. 2 - To ratify the  appointment  of Deloitte & Touche LLP as auditors of the Company for the year ending December 31, 2003.

           For                          24,937,558
           Against                       1,642,118
           Abstain                           6,682
           Broker Non-votes                      0

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

31.1    Certification of Chief Executive  Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.
31.2    Certification of Chief Financial  Officer pursuant to Section 302 of the
        Sarbanes-Oxley Act of 2002.

                                  NYFIX, Inc.

32.1    Certification of Chief Executive  Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.
32.2    Certification of Chief Financial  Officer pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.

     (b)    REPORTS ON FORM 8-K

            On April 29, 2003, the Company  reported under Items 7 and 9 of Form
            8-K that it had  issued a press  release  reporting  its  results of operations and financial  position for the first quarter ended March
            31,  2003  and  guidance  as  to   anticipated   future  results  of
            operations.

        Omitted from this Part II are items which are  inapplicable  or to which the answer is negative for the period presented.

                                  NYFIX, Inc.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                       NYFIX, INC.

                                       By: /s/ Mark R. Hahn
                                           -------------------------------------
                                           Mark R. Hahn
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                               Officer)

Dated: August 14, 2003

                                 Exhibits Index

Exhibit

31.1        Certification of Chief Executive  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2        Certification of Chief Financial  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1        Certification of Chief Executive  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2        Certification of Chief Financial  Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.