Form 10-Q
period 2003-09-30
NYFIX INC
filed 2003-11-14
CIK 99047

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2003

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

                            ------------------------

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

There  were  31,782,630  shares of Common  Stock  issued and  outstanding  as of
October 31, 2003.

                                   NYFIX, INC.

                                    FORM 10-Q

                    For the quarter ended September 30, 2003

                                                                            PAGE
                                                                            ----

PART I.        FINANCIAL INFORMATION

   Item 1.     Condensed Financial Statements

               Consolidated Balance Sheets as of September 30, 2003
                 (unaudited) and December 31, 2002                           3

               Consolidated Statements of Operations (unaudited)
                 for the three and nine months ended September 30,
                 2003 and 2002                                               4

               Consolidated Statements of Cash Flows (unaudited)
                 for the nine months ended September 30, 2003 and 2002       5

               Notes to Consolidated Financial Statements                    6

   Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of  Operations                       18

   Item 3.     Quantitative And Qualitative Disclosures About Market Risk   31

   Item 4.     Controls and Procedures                                      31

PART II.       OTHER INFORMATION

   Item 1.     Legal Proceedings                                            32

   Item 2.     Changes in Securities and Use of Proceeds                    32

   Item 6.     Exhibits and Reports on Form 8-K                             32

   Signatures                                                               32

                          PART I. FINANCIAL INFORMATION

                                   NYFIX, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            September 30, December 31,
                                                                                 2003        2002
                                                                            ------------- ------------
ASSETS                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                                                  $  11,572    $  11,213
  Short-term investments                                                         4,900       10,727
  Accounts receivable, less allowances of $1,535 and $1,207, respectively       18,394       16,601
  Inventory, net                                                                   950        1,098
  Due from unconsolidated affiliates                                               610          537
  Deferred income taxes                                                            758          590
  Prepaid expenses and other                                                     3,116        2,938
                                                                             ---------    ---------
     Total current assets                                                       40,300       43,704

Property and equipment, net                                                     17,514       18,186
Goodwill                                                                        78,526       70,161
Acquired intangible assets, net                                                 10,785        9,404
Investments in unconsolidated affiliates                                         3,195        5,510
Notes receivable from unconsolidated affiliates                                   --          1,519
Other amounts due from unconsolidated affiliates                                  --          1,002
Deferred income taxes                                                            6,778        6,181
Other assets, net                                                                7,056        5,150
                                                                             ---------    ---------
     Total assets                                                            $ 164,154    $ 160,817
                                                                             =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                           $   4,887    $   3,729
  Accrued expenses                                                               4,664        5,360
  Current portion of capital lease obligations                                     653        1,089
  Current portion of long-term debt and other liabilities                          507          142
  Deferred revenue                                                               2,745        2,561
                                                                             ---------    ---------
     Total current liabilities                                                  13,456       12,881
Long-term portion of capital lease obligations                                     248          664
Long-term debt and other liabilities                                             2,500          207
                                                                             ---------    ---------
     Total liabilities                                                          16,204       13,752
                                                                             ---------    ---------

Commitments and contingencies (see notes)

Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued      --           --
  Common stock, $0.001 par value; 60,000,000 shares authorized;                     33           32
   33,131,096 and 32,420,558 issued, respectively
  Additional paid-in capital                                                   164,777      161,347
  Retained earnings                                                              3,238        5,276
  Treasury stock, 1,361,300 and 1,301,300 shares, respectively, at cost        (19,480)     (19,100)
  Notes receivable issued for common stock                                        (622)        (597)
  Accumulated other comprehensive income                                             4          107
                                                                             ---------    ---------
     Total stockholders' equity                                                147,950      147,065
                                                                             ---------    ---------
     Total liabilities and stockholders' equity                              $ 164,154    $ 160,817
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

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                               --------------------------------------------
                                                 2003        2002        2003        2002
                                               -------    --------   ---------    ---------

REVENUE:
  Subscription                                $  9,115    $  8,326    $ 25,765    $ 23,566
  Sale                                           2,117       2,509       6,800       5,113
  Service contract                               2,327       2,258       7,094       5,849
  Transaction                                    2,836       2,275       9,715       3,997
                                              --------    --------    --------    --------
     Total revenue                              16,395      15,368      49,374      38,525
                                              --------    --------    --------    --------
COST OF REVENUE:
  Subscription                                   5,365       4,364      14,750      11,399
  Sale                                             496         630       1,394       1,535
  Service contract                                 618         545       1,706       1,425
  Transaction                                    1,871       1,909       5,990       4,421
                                              --------    --------    --------    --------
     Total cost of revenue                       8,350       7,448      23,840      18,780
                                              --------    --------    --------    --------
GROSS PROFIT:
  Subscription                                   3,750       3,962      11,015      12,167
  Sale                                           1,621       1,879       5,406       3,578
  Service contract                               1,709       1,713       5,388       4,424
  Transaction                                      965         366       3,725        (424)
                                              --------    --------    --------    --------
     Total gross profit                          8,045       7,920      25,534      19,745
                                              --------    --------    --------    --------
OPERATING EXPENSE:
  Selling, general and administrative            8,502       7,037      24,626      21,919
  Research and development                         381         431         943       1,070
  Depreciation and amortization                  1,316       2,288       3,695       4,045
                                              --------    --------    --------    --------
     Total operating expense                    10,199       9,756      29,264      27,034
                                              --------    --------    --------    --------
Loss from operations                            (2,154)     (1,836)     (3,730)     (7,289)

Investment income                                  304         276         557         474
Interest expense                                   (16)        (73)        (74)       (216)
Other expense, net                                 (62)       (132)       (649)       (271)
                                              --------    --------    --------    --------
Loss before income tax benefit and minority     (1,928)     (1,765)     (3,896)     (7,302)
   interest
Income tax benefit                                (871)       (859)     (1,858)     (3,269)
                                              --------    --------    --------    --------
Loss before minority interest                   (1,057)       (906)     (2,038)     (4,033)
Minority interest in NYFIX Millennium, net
   of tax                                         --          --          --           306
                                              --------    --------    --------    --------
Net loss                                      $ (1,057)   $   (906)   $ (2,038)   $ (3,727)
                                              ========    ========    ========    ========

Basic and diluted loss per common share       $  (0.03)   $  (0.03)   $  (0.06)   $  (0.13)
                                              ========    ========    ========    ========
Basic and diluted weighted average common
   shares outstanding                           31,791      30,772      31,367      29,808
                                              ========    ========    ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                              --------------------
                                                                                 2003        2002
                                                                              --------    --------
Cash flows from operating activities:
Net loss                                                                      $ (2,038)   $ (3,727)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
     Depreciation and amortization                                               9,505       8,956
     Deferred income taxes                                                        (560)       (108)
     Provision for bad debts                                                       589         969
     Equity in loss of unconsolidated affiliates                                   725         271
     (Gain) loss on sale of investments                                           (235)          1
     Minority interest in NYFIX Millennium, net of income tax                     --          (306)
     Changes in assets and liabilities (net of business
        acquisitions):
       Accounts receivable                                                      (2,372)     (1,373)
       Inventory                                                                   148         249
       Prepaid expenses and other                                                 (300)     (3,882)
       Deferred revenue                                                            184        (182)
       Accounts payable, accrued expenses and other liabilities                   (578)     (3,733)
                                                                              --------    --------
         Net cash provided by (used in) operating activities                     5,068      (2,865)
                                                                              --------    --------
Cash flows from investing activities:
     Purchases of short-term investments                                        (4,129)     (9,786)
     Sales of short-term investments                                             9,986      31,542
     Capital expenditures for property and equipment                            (4,098)     (2,361)
     Capitalization of product enhancement costs and other                      (3,857)     (2,231)
     Proceeds from sale of equipment                                              --           380
     Payments for acquisitions, net of cash acquired                                18      (6,795)
     Investments in unconsolidated affiliates                                     --        (4,000)
     (Loans and advances to) repayments from unconsolidated affiliates, net     (2,211)      2,140
     (Advances to) payments from officers, net                                    --          (402)
                                                                              --------    --------
         Net cash (used in) provided by investing activities                    (4,291)      8,487
                                                                              --------    --------
Cash flows from financing activities:
     Principal payments under capital lease obligations                           (852)       (863)
     Net proceeds from issuance of common stock                                    434         313
                                                                              --------    --------
         Net cash used in financing activities                                    (418)       (550)
                                                                              --------    --------
Net increase in cash and cash equivalents                                          359       5,072
Cash and cash equivalents, beginning of period                                  11,213       4,968
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $ 11,572    $ 10,040
                                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.

1.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

         NYFIX,  Inc.   (together  with  its   majority-owned  and  wholly-owned
subsidiaries,  the  "Company"),  founded in 1991,  provides  electronic  trading
technology   infrastructure  and  execution  services  to  brokerage  firms  and
institutional   investors.   The  Company's   products  and  services   automate
institutional  trading  workflows  by  streamlining  data  entry and  seamlessly integrate electronic order and execution handling. The Company offers a complete electronic desktop order management  solution,  stationary and wireless handheld exchange floor  technology,  Financial  Information  eXchange  ("FIX")  protocol messaging and monitoring tools, and a high volume trade execution platform.  The
Company's  products deliver straight  through  processing for front,  middle and back office trade transaction  processing.  The Company maintains  multiple data centers with an extensive  network of electronic  circuits  that links  industry participants  for  electronic  trade  communication  and provides  access to the global equities and derivatives  financial  markets.  Headquartered in Stamford,
Connecticut,  the  Company  has  additional  offices in New York  City,  London,
Chicago and San Francisco.

BASIS OF PRESENTATION

         The accompanying  unaudited condensed consolidated financial statements have been prepared in accordance with accounting  principles  generally accepted in the United States for interim financial information and with the instructions to  Form  10-Q  and  Article  10 of the  Securities  and  Exchange  Commission's
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by accounting  principles  generally  accepted in the United
States  for  complete  financial  statements.  The  Company  believes  that  the disclosures  contained herein are adequate to make the information presented not misleading.  The  consolidated  balance  sheet as of  September  30,  2003,  the consolidated  statements  of  operations  for the  three and nine  months  ended
September  30, 2003 and 2002 and the  consolidated  statements of cash flows for
the  nine  months  ended  September  30,  2003  and  2002  are  unaudited.   The
accompanying  consolidated  financial  statements  include  the  accounts of the
Company  and  reflect  all  adjustments,  which  were  comprised  of normal  and recurring accruals,  considered  necessary by management for a fair presentation of the Company's financial condition and results of operations.  All significant intercompany balances and transactions have been eliminated in consolidation.

         The operating results for the three and nine months ended September 30,
2003 and 2002 are not  necessarily  indicative of the results to be expected for any future  interim  period or any future  year.  These  consolidated  financial statements should be read in conjunction with the audited  financial  statements and footnotes  thereto in the Company's  Annual Report on Form 10-K for the year ended December 31, 2002.

         Prior to  February  1,  2002,  the  Company's  50%  ownership  in NYFIX
Millennium,  L.L.C.  ("NYFIX  Millennium")  was  accounted  for under the equity method.  Effective  February 1, 2002,  the Company  acquired an  additional  30%
ownership, increasing its ownership in NYFIX Millennium to 80%. As of that date, the Company consolidated the financial position,  results of operations and cash flows of NYFIX Millennium (see Note 3). Prior to July 1, 2003, the Company's 18%
ownership in Renaissance Trading Technologies, LLC ("Renaissance") was accounted for by the  equity  method,  since  the  Company  had the  ability  to  exercise significant  influence over the operating and financial policies of Renaissance.
Effective July 1, 2003, the Company  acquired the remaining 82% of  Renaissance, which the Company did not already own. As of that date, the Company consolidated the financial position, results of operations and cash flows of Renaissance (see
Note 3).  The  Company's  40%  ownership  interest  in  EuroLink  Network,  Inc.
("EuroLink") is accounted for under the equity method (see Note 4).

USE OF ESTIMATES

         The  preparation of financial  statements in conformity with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,  the disclosure of contingent  assets and liabilities at the dates of the consolidated  financial  statements and the reported amounts of

                                   NYFIX, INC.

revenue and expense during the reporting  periods in the consolidated  financial statements and accompanying  notes. The estimates include the  collectibility of accounts receivable,  the use and recoverability of inventory,  the useful lives
of  tangible  and  intangible   assets,   recoverability  of  goodwill  and  the
realization of deferred tax assets,  among others. The markets for the Company's
products  are  characterized  by  intense   competition,   rapid   technological
development  and  pricing  pressures,  all of  which  could  affect  the  future realization  of the Company's  assets.  Estimates and  assumptions  are reviewed periodically  and the effects of revisions  are  reflected  in the  consolidated financial  statements in the period they are determined to be necessary.  Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain   reclassifications  have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,   the  Company  reclassified  certain
operating  expenses,  primarily  related to the Company's data center,  totaling
$2.9  million and $7.1  million to cost of revenue for the three and nine months ended September 30, 2002, respectively.

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

                                                 Three months ended          Nine months ended
                                                   September 30,                September 30,
                                           ---------------------------   --------------------------
                                               2003           2002            2003          2002
                                           ------------   ------------   -----------    -----------
                                                (in thousands, except per share amounts)
Net loss, as reported                      $    (1,057)   $      (906)   $    (2,038)   $  (3,727)
Compensation expense based on the fair          (1,200)        (1,991)        (4,220)      (6,030)
   value method, net of tax
                                           -----------    -----------    -----------    ---------
Pro forma net loss                         $    (2,257)   $    (2,897)   $    (6,258)   $  (9,757)
                                           ===========    ===========    ===========    =========

Basic and diluted loss per common share:
  As reported                              $     (0.03)   $     (0.03)   $     (0.06)   $ (0.13)
                                           ===========    ===========    ===========    =======
  Pro forma                                $     (0.07)   $     (0.09)   $     (0.20)   $ (0.33)
                                           ===========    ===========    ===========    =======

                                  NYFIX, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated  immediately.  On October 9,
2003,  the FASB  deferred  until the first interim or annual period ending after
December 15, 2003,  the  provision  that VIEs that existed  prior to February 1,
2003 must be consolidated. The Company is evaluating the provisions of FIN 46 to determine whether its  unconsolidated  affiliate,  EuroLink,  is a VIE. From the inception of its investment  through September 30, 2003, the Company  recognized its 40%  ownership  interest of EuroLink's  net losses of $1.2 million,  or $0.5 million,  after tax.  If the Company  determines  that  EuroLink  is a VIE,  the
Company  would be required to recognize the  incremental  losses of $0.7 million after tax of  EuroLink's  net  losses  and the  Company  would  consolidate  the financial  position,  results of operations  and cash flows of EuroLink into the
Company's financial statements effective October 1, 2003 (see Note 4). Effective
July 1, 2003, the Company acquired the remaining 82% of its other unconsolidated affiliate,  Renaissance, which the Company did not already own. Accordingly, the financial  position,  results of operations and cash flows of  Renaissance  were consolidated into the Company's  financial  statements as of that date (see Note
3).

         In May 2003, the FASB Emerging Issues Task Force ("EITF") finalized the scope provisions of Issue No. 00-21,  "Accounting for Revenue  Arrangements with
Multiple Deliverables." Issue No. 00-21 applies to certain contractually binding
arrangements   under  which  a  company  performs  multiple  revenue  generating activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  Issue No. 00-21 is effective for revenue  arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of
Issue No. 00-21, effective July 1, 2003, did not have an effect on the Company's financial position or results of operations.

2.       INVENTORY

         Inventory consisted of the following:

                                          September 30,       December 31,
                                              2003                2002
                                          -------------       -------------
                                                   (in thousands)
Parts and materials                          $  935              $  912
Work in process                                --                    52
Finished goods                                  175                 294
                                             ------              ------
     Total inventory, gross                   1,110               1,258
Less: Allowance for obsolescence                160                 160
                                             ------              ------
     Total inventory, net                    $  950              $1,098
                                             ======              ======

                                  NYFIX. INC.

3.       ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

ACQUISITIONS

RENAISSANCE

         On  October  2, 2002,  the  Company  acquired  an 18%  interest  in the membership  units of  Renaissance.  Renaissance  was formed to  commercialize  a
NASDAQ trading platform (the  "Platform").  The Company acquired its interest in return  for  300,000  shares of the  Company's  stock  with a fair value of $1.1 million.  In  addition,  the  Company  received an option to  purchase,  between
October 2004 and October 2006, a minimum of 20% to a maximum of 40% of the total outstanding  membership  units of Renaissance at a price to be determined  based upon a formula. The intellectual property rights and source code to the Platform were developed  over the last several years by a major bank and brokerage  firm.
In connection with its investment,  the Company acquired,  for $1.0 million, the intellectual property rights and source code to the Platform from the major bank and brokerage firm, and contributed such intellectual property rights and source code to  Renaissance.  In  consideration  for the  intellectual  property rights
contributed   and  advanced   funding  of  the   operating   costs  and  capital
expenditures,  the Company was to share in 50% of Renaissance's  revenue for, at minimum, three years.

         In October  2002,  the Company  loaned $1.5 million to  Renaissance  in exchange for a convertible  secured  promissory  note. The note bore an interest rate of 5.5%, was due in October 2007, and was convertible  into 6,400,000 units
(or 32% of the total  outstanding  membership  units,  subject to  dilution)  of
Renaissance,  at the Company's  option.  In February 2003, the Company loaned an additional  $1.0 million to  Renaissance  in exchange  for a secured  promissory note.  The note bore an interest  rate of 5.5% and was due in February  2008. In addition,  the Company  advanced to  Renaissance  $1.0  million and $1.2 million during the three  months  ended  December 31, 2002 and six months ended June 30,
2003, respectively,  to fund certain operating costs and capital expenditures of
Renaissance.  The $1.0 million  advance was reflected as "other amounts due from unconsolidated  affiliates" in the  accompanying  consolidated  balance sheet at
December 31, 2002. The Company sublet  approximately 8,000 square feet of office space to Renaissance  at an annual cost of $0.2 million.  Prior to July 1, 2003, the  Company's  investment  in  Renaissance  was  accounted for under the equity method.  During the six months ended June 30, 2003, the Company  recorded losses on the investment of $394,000,  which were included in "other  expense,  net" in the accompanying  consolidated statement of operations for the nine months ended
September 30, 2003.

         On  July  1,  2003,  the  Company  acquired  the  remaining  82% of the membership units of Renaissance, which it did not already own. The Company's key considerations  for the acquisition of Renaissance  included the ability to sell its products  into the OTC market,  by  integrating  Renaissance  features  into existing NYFIX products to enable  customers to have a single view and access to the OTC and listed marketplaces from one workstation.

         The  Company  financed  the July 2003  Renaissance  acquisition  by (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable in, at the Company's option,  its common stock or cash to certain unitholders of Renaissance  maturing in December
2004,  having a present value of $1.3 million;  (c) promissory notes payable in, at the  Company's  option,  its common stock or cash to certain  unitholders  of
Renaissance  with annual maturity dates ranging between June 2004 and June 2007, having a present value of $1.4  million;  and (d) 59,653 shares of the Company's common  stock  with  certain  selling  restrictions  to certain  unitholders  of
Renaissance,  having a fair  value of $0.3  million.  There were  nominal  costs incurred  directly  associated with the acquisition,  which were included in the
overall  consideration.   In  connection  with  the  acquisition,   the  Company
contributed to capital certain obligations that Renaissance owed to the Company, including the aforementioned promissory note and advances aggregating

                                  NYFIX, INC.

$3.2 million.  In addition,  the Company  reacquired 60,000 shares of its common stock  that  it had  issued  in  connection  with  its  original  investment  in
Renaissance,  and which  Renaissance  had acquired as an asset.  The Company has classified  these  60,0000  shares  as  "treasury  stock"  in  the  accompanying consolidated balance sheet at September 30, 2003.

         The  Renaissance  acquisition  was  accounted  for under  the  purchase method.  The  financial  position,  results  of  operations  and  cash  flows of
Renaissance  have  been  included  in  the  Company's  consolidated  results  of operations since the acquisition  date. The total purchase price,  including the
Company's  pre-acquisition  investment basis, converted note, incremental equity acquired and contributed  capital was $11.9 million.  The excess of the purchase price over the fair value of the net assets  acquired  was $8.4  million and has been  recorded  as  goodwill.  Preliminary  allocations  have  been  made to the tangible and  intangible  assets.  While it is  anticipated  that a  substantial portion of the purchase  price will be classified  as goodwill,  the Company has not  completed its final  allocation  of the purchase  price to the tangible and intangible  assets of  Renaissance.  Asset  valuations  will be  performed by an independent third-party, and are expected to be completed by December 31, 2003.

NYFIX MILLENNIUM

         NYFIX  Millennium,  a broker-dealer,  developed an alternative  trading system ("ATS"), which is an electronic system that matches buyers and sellers in a completely anonymous  environment.  The system provides high quality execution for clients through computerized matching technologies.  NYFIX Millennium offers users access to multiple  liquidity points through a single  terminal,  complete anonymity and  invisibility,  intelligent  order routing and the opportunity for price  improvement  and  liquidity  enhancement.  NYFIX  Millennium  provides an efficient way for major  financial  institutions  and traders to obtain the best match available for their transactions in the listed equities marketplace.

         In 1999, NYFIX Millennium was formed as a limited liability company, by the  Company  and seven  international  investment  banks and  brokerage  firms, consisting of Deutsche Bank, ABN Amro Securities (formerly ING Barings),  Lehman
Brothers,  Morgan Stanley Dean Witter Equity Investments Ltd.,  Alliance Capital
Management  (formerly Sanford C. Bernstein & Co.),  Societe Generale  Investment
Corporation  (formerly SG Cowen) and UBS Warburg (the "Initial Partners").  Each
of the Initial  Partners  invested  $2.0 million in exchange for 25,000 units of
NYFIX  Millennium,  collectively  owning  a 50%  membership  interest  in  NYFIX
Millennium.  The Company also invested $2.0 million and owned the remaining 50%.
In addition,  the Company purchased an option to buy, from the Initial Partners, an additional 30% membership  interest in NYFIX  Millennium (the "Option"),  for which the Company paid each of the Initial Partners 281,250 shares of its common stock with an aggregate  market value of $17.5 million.  The terms of the Option enabled the Company to increase its membership  interest in NYFIX  Millennium up to 80% of the total membership interest through the exchange of one share of its common  stock for each unit of NYFIX  Millennium  purchased,  subject to certain adjustments.  The  option  had no  expiration  date and was  exercisable  at the
Company's discretion at any time.

         In March 2001, NYFIX Millennium added four more partners, consisting of
Bank of America,  Wachovia  Securities  (formerly  First Union  Securities)  and
LabMorgan  Corporation (formerly J.P. Morgan & Co. and Chase H&Q) (collectively, the "New Partners").  Pursuant to the terms of the amended operating  agreement, each New Partner  invested  $2.0  million in NYFIX  Millennium  in exchange  for
25,000 units of NYFIX Millennium. The Company issued 94,000 shares of its common stock to each New  Partner  in return  for the same  Option  noted  above,  with
LabMorgan  Corporation  (as the  successor to two  partners)  receiving  188,000 shares.  Accordingly,  the Initial Partners and New Partners would  collectively own 50% of NYFIX  Millennium with NYFIX  continuing to own the remaining 50%. In exchange for the Initial  Partners being diluted from their ownership  position, the  Company  agreed to reduce its profit  allocation  from 80% to 76%,  thereby allocating  1% to each of the New  Partners.  In  addition,  NYFIX  purchased  a

                                  NYFIX, INC.

similar  option from the New Partners for $8.0 million ($2.0 million  each),  in
NYFIX  stock,  so that it  continued  to maintain  the  ability to increase  its ownership interest to 80%.

         On February 1, 2002, the Company  exercised the Option. In exchange for increasing its membership  interest in NYFIX Millennium to 80%, the Company paid the Initial  Partners and New  Partners an  aggregate  of 296,250  shares of the
Company's  common stock having a fair value of $4.5  million,  with each Initial
Partner  receiving 33,750 shares of common stock and each New Partner  receiving
15,000  shares of common stock.  The results of  operations of NYFIX  Millennium have been  included in the  accompanying  consolidated  statements of operations since the acquisition date. All advances and loans,  including accrued interest, have been eliminated in consolidation commencing on February 1, 2002. The excess of the purchase  price over the fair value of the net assets  acquired was $27.8
million  and  has  been  recorded  as  goodwill.   Some  of  the  Company's  key
considerations   for  the  acquisition  of  NYFIX   Millennium   included  NYFIX
Millennium's growth in revenue, the attractiveness of the synergies  anticipated with the Company's NYFIX Transaction Services  broker-dealer,  and the Company's ability to exercise significant control over NYFIX Millennium's operations.

         Pursuant to the amended operating  agreements,  the first $22.0 million in NYFIX  Millennium  operating  losses since its inception was allocated to the
Initial  Partners and New  Partners,  which  equaled the extent of their capital contribution  to NYFIX  Millennium.  The minority  interest in NYFIX  Millennium disclosed on the  accompanying  consolidated  statements of  operations  for the three and nine months ended  September 30, 2002 reflects the allocation of NYFIX
Millennium losses to the Initial Partners and New Partners since the acquisition to the extent of their capital  contribution,  thereby  reducing  their minority interest to zero.  In  addition,  the Company has  recognized  NYFIX  Millennium operating  losses of $8.4 million since the  acquisition  through  September 30,
2003, which was $6.4 million greater,  on a cumulative basis, than the Company's capital contribution of $2.0 million. While the Company expects NYFIX Millennium
to  be  profitable   in  the  future,   there  can  be  no  assurances  of  such
profitability.  As a  result,  the  Company  has not  allocated  to the  Initial
Partners and New Partners their 24% share of NYFIX  Millennium  losses in excess
of  the  Company's  capital  contribution,   aggregating  $1.5  million  through
September 30, 2003 as the Company cannot assure recoverability of the asset that such an allocation  would create.  At such time when NYFIX  Millennium  achieves profitability,  24%  of  its  profits,  net  of  the  Company's  recovering  its over-allocated  losses,  will  be  allocated  to the  Initial  Partners  and New
Partners.

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

                                  NYFIX, INC.

of Javelin have been included in the consolidated statements of operations since the  acquisition  date.  The excess of the purchase price over the fair value of the net assets acquired was $42.3 million and has been recorded as goodwill.

         Of the aforementioned  purchase price, $1.0 million in cash and 270,945 shares of common  stock,  having a fair  value of $4.0  million  as of March 31,
2002,  is being held in escrow by an  unrelated  third party and is subject to a final working capital adjustment, to be calculated as of March 31, 2002, and the resolution  of a dispute with respect to the  disposition  of the assets held in escrow,  to be determined  based on activities  through March 31, 2003. In March
2003, the Company filed claims for partial  reimbursement  of such funds. In May
2003, the Company was served as a defendant in KLEDARAS V. NYFIX, INC. (Superior
Court,  NY County) Index No.  601502/03,  which had been filed in New York State court in New York City. Mr. George Kledaras,  as  representative of shareholders of Javelin,  sought the  release of the escrow  fund and  alleged  damages of at least $18 million against the Company and its Chairman and CEO, Peter K. Hansen,
in connection  with such  acquisition.  In June 2003,  pursuant to a stipulation with the Company,  Mr.  Kledaras  dismissed his lawsuit without  prejudice.  The
Company and Mr. Kledaras are currently attempting to negotiate a settlement with respect to  disposition of the escrow fund. The entire amount of cash and shares continues  to be held in  escrow  pending  resolution  of its  disposition.  The
Company  will record the return of the escrow  funds,  if any, as a reduction of goodwill.  The Company does not believe that the disposition of this matter will have a material adverse impact on its financial condition, results of operations or cash flows.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

         Goodwill and other acquired intangibles at September 30, 2003 primarily relate to the Company's 2003 acquisition of Renaissance and 2002 acquisitions of
NYFIX  Millennium  and Javelin  described  above.  Goodwill  and other  acquired intangibles at December 31, 2002 primarily relate to the Company's  acquisitions of NYFIX Millennium and Javelin.  The Company completed the asset valuations for the 2002 acquisitions and the annual goodwill  impairment test during the fourth quarter of 2002.

                                  NYFIX, INC.

        Acquired intangible assets consisted of the following:

                                                                      Weighted-
                                      September       December         Average
                                      30, 2003       31, 2002        Useful Life
                                     ----------      ----------      ------------
                                           (in thousands)
Existing technology                   $10,500          $ 7,500         5.1 years
Customer related intangibles            2,700            2,700         5.3 years
Trademarks and other                      800              800         10.5 years
                                      -------          -------
     Total intangible assets, gross    14,000           11,000
Less: Accumulated amortization          3,215            1,596
                                      -------          -------
     Total intangible assets, net     $10,785          $ 9,404
                                      =======          =======

         Amortization expense of acquired intangible assets was $0.6 million and
$1.6  million  for  the  three  and  nine  months  ended   September  30,  2003,
respectively.  During the three and nine months ended  September  30,  2003,  no goodwill was deemed to be impaired or written-off.

         Based on identified  intangible  assets recorded at September 30, 2003, and assuming no  subsequent  impairment  of the  underlying  assets,  the future amortization expense is expected to be as follows:

     Remainder of 2003                                     $   662
     2004                                                    2,648
     2005                                                    2,648
     2006                                                    2,648
     2007                                                    1,523
     Thereafter                                                656
                                                           -------
Future estimated amortization expense                      $10,785
                                                           =======

         The changes in the carrying  amount of goodwill by segment for the nine months ended September 30, 2003, were as follows:

                                             Technology       Transaction
                                              Services          Services             Total
                                              ---------       --------------        -------
                                                              (in thousands)
Balance as of December 31, 2002                 $42,321          $27,840            $70,161
Goodwill acquired during the period:
     Renaissance (preliminary estimate)           8,365             --                8,365
                                                -------          -------            -------
Balance as of September 30, 2003                $50,686          $27,840            $78,526
                                                =======          =======            =======

4.       INVESTMENT IN AFFILIATES

EUROLINK

         On March 6, 2002, the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the U.S.  equity markets from Europe.  EuroLink offers the
Company's   equity   terminals  and  market  access  services  to  the  European

                                  NYFIX, INC.

marketplace,  primarily on a transaction  fee basis.  The  preferred  stock will automatically  convert into a 40% common stock  interest upon the earlier of two years from the date of the  agreement  or a change of control,  as  defined,  of
EuroLink.  The Company  also has an option to purchase up to an  additional  40%
common stock interest in EuroLink from certain of its stockholders at a price to be determined  based upon a formula of  EuroLink's  earnings,  as defined.  Such exercise  price  ranges  from a minimum  of $1.0  million  to a maximum of $10.0 million.  The option is exercisable  between April 1, 2004 and June 30, 2004 and is  payable  in  equal  amounts  of cash and the  Company's  common  stock.  The investment in EuroLink is being  accounted for under the equity  method.  During the three and nine months ended September 30, 2003, the Company  recorded losses on the  investment of $62,000 and $330,000,  respectively,  and during the three and nine months ended  September 30, 2002,  the Company  recorded  losses on the investment of $132,000 and $271,000, respectively, which were included in "other expense,  net" in the  accompanying  consolidated  statements of operations.  In addition,  the Company had a note receivable from EuroLink at September 30, 2003 and December  31, 2002 in the amount of $0.5  million  plus accrued  interest at
6.0%,  due  October  2003,  which  was  included  in  "due  from  unconsolidated affiliates"  in the  accompanying  consolidated  balance  sheets.  As previously noted,  the Company is evaluating the provisions of FIN 46 to determine  whether its investment in EuroLink is a VIE. If the Company  determines that EuroLink is a VIE,  the Company  will be required to  recognize  incremental  losses of $0.7 million,  after tax,  of  EuroLink's  net losses  since its  investment  and the financial  position,  results of  operations  and cash flows of EuroLink will be consolidated into the Company's financial statements starting October 1, 2003.

5.       INCOME TAXES

         The Company  recorded tax benefits of $0.9 million and $1.9 million for the three and nine months ended  September  30,  2003,  and tax benefits of $0.9 million and $3.3 million for the three and nine months ended September 30, 2002, respectively.  The Company's  effective tax benefit rate was 45% and 48% for the three and nine months ended  September 30, 2003,  respectively,  and 49% and 45%
for the three and nine  months  ended  September  30,  2002,  respectively.  The
Company's  effective  tax  benefit  rate for the  three  and nine  months  ended
September 30, 2003 is higher than the Federal  statutory  rate  primarily due to the effects of the  recognition of certain  research and development tax credits and state income taxes.  The Company's  effective tax benefit rate for the three and nine months  ended  September  30, 2002 exceeds the Federal  statutory  rate primarily due to the effect of state income taxes.

6.      PER SHARE INFORMATION

         The Company's basic loss per common share ("EPS") was calculated  based on the net loss available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Diluted EPS normally includes additional  dilution  from  common  stock  equivalents,  such as stock  issuable
pursuant  to  the  exercise  of  outstanding   stock   options.   Stock  options
representing  1,208,916 and 1,038,184 shares for the three and nine months ended
September 30, 2003,  respectively,  and 520,129 and 792,714 shares for the three and nine months ended September 30, 2002,  respectively,  were excluded from the loss per share calculations since the amounts would be anti-dilutive.

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

                                  NYFIX, INC.

         The Company operates as a financial services  technology company in two industry segments,  Technology Services and Transaction Services.  The Company's
broker-dealer operations, NYFIX Millennium, NYFIX Transaction Services and NYFIX
Clearing Corporation ("NYFIX Clearing"), which are managed separately within the
Company  and are  regulated  by the  NASD,  comprise  the  Transaction  Services segment.  NYFIX Millennium  developed an ATS, which is an electronic system that matches  buyers  and  sellers  in  a  completely  anonymous  environment.  NYFIX
Transaction  Services  provides  electronic  execution  services,  primarily  to domestic and international  broker-dealers and specialized  trading firms. NYFIX
Clearing was approved, by the NASD, for broker-dealer status in August 2003, and by the Depository  Trust and Clearing  Corporation  and the National  Securities
Clearing  Corporation in November 2003. As a result,  NYFIX Clearing  expects to begin clearing trades for its affiliated  companies during the fourth quarter of
2003. The accounting  policies of the reportable  segments are the same as those described in the summary of significant  accounting  policies  contained  herein within Note 1. The  operating  segments  reported  below are the segments of the
Company for which  separate  financial  information  is available  and for which operating  results are evaluated  regularly by senior management in deciding how to allocate resources and in assessing performance.

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

         Summarized financial information by business segment was as follows:

                           Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                          ---------------------   ---------------------
                             2003       2002        2003        2002
                          --------    --------    --------    ---------
Revenue:                                 (in thousands)
  Technology Services     $ 13,695    $ 13,031    $ 40,378    $ 34,344
  Transaction Services       3,313       2,412      10,827       4,256
  Eliminations                (613)        (75)     (1,831)        (75)
                          --------    --------    --------    --------
     Total revenue        $ 16,395    $ 15,368    $ 49,374    $ 38,525
                          ========    ========    ========    ========

Gross Profit:
  Technology Services     $  7,164    $  7,580    $ 22,454    $ 20,098
  Transaction Services         881         340       3,080        (353)
                          --------    --------    --------    --------
     Total gross profit   $  8,045    $  7,920    $ 25,534    $ 19,745
                          ========    ========    ========    ========

         Reconciling  information  between business segments and the loss before income tax benefit and minority interest was as follows:

                                  NYFIX, INC.

                                         Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                       ----------------------  ----------------------
                                         2003         2002       2003         2002
                                       --------    ---------   --------    ----------
                                                     (in thousands)
Gross profit for reportable segments   $  8,045    $  7,920    $ 25,534    $ 19,745
Operating expenses                      (10,199)     (9,756)    (29,264)    (27,034)
Interest expense                            (16)        (73)        (74)       (216)
Investment income                           304         276         557         474
Other expense, net                          (62)       (132)       (649)       (271)
                                       --------    --------    --------    --------
Loss before income tax benefit
   and minority interest               $ (1,928)   $ (1,765)   $ (3,896)   $ (7,302)
                                       ========    ========    ========    ========

8.      OTHER COMPREHENSIVE LOSS

         The  components  of  other  comprehensive  loss,  net of  tax,  were as follows:

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                   ---------------------  --------------------
                                      2003        2002      2003       2002
                                   ---------   ---------  --------   ---------
                                                  (in thousands)
Net loss                            $(1,057)   $  (906)   $(2,038)   $(3,727)
Changes in net unrealized gain on      (207)       136       (103)       196
   available-for-sale securities
                                    -------    -------    -------    -------
Total comprehensive loss            $(1,264)   $  (770)   $(2,141)   $(3,531)
                                    =======    =======    =======    =======

         Accumulated other  comprehensive  income,  net of tax, at September 30,
2003 and December 31, 2002 consisted of the  accumulated  net unrealized gain on available-for-sale securities of $4,000 and $107,000, respectively.

9.       CASH FLOW SUPPLEMENTAL INFORMATION

         Information about the cash flow activities  related to acquisitions was as follows:

                                  NYFIX, INC.

                                                                    Nine Months Ended
                                                                     September 30,
                                                             -----------------------------
                                                                2003              2002
                                                             ---------           --------
                                                                    (in thousands)
Fair value of assets acquired, net of cash acquired          $ 12,649            $ 99,620
Fair value of liabilities assumed                              (1,017)            (16,171)
Promissory note converted to equity                            (1,560)               --
Fair value of capital contributed                              (3,181)               --
Present value of notes issued                                  (2,702)               --
Common stock issued                                            (2,997)            (49,154)
Treasury stock acquired                                           380                --
Pre-acquisition investment basis                               (1,590)            (27,500)
                                                             --------            --------
(Cash acquired from acquisition, net of payments)/Payments
for acquisitions, net of cash acquired                       $    (18)           $  6,795
                                                             ========            ========

         The preceding  fair values of net assets and  liabilities  for the nine months ended  September  30, 2003 were based on the  preliminary  values at that time. The final  allocation of assets  acquired at September 30, 2003 may differ from the fair values presented.

         Information about other cash flow activities was as follows:

                                                                  Nine Months Ended
                                                                    September 30,
                                                              ---------------------------
                                                                2003               2002
                                                              ---------          -------
Supplemental disclosures of cash flow information:                  (in thousands)
   Cash paid for interest                                      $    74           $   216
   (Refunds received) cash paid for income taxes, net           (1,084)            1,739
Supplemental schedule of noncash investing and
   financing information:
        Capital lease obligations incurred for the purchase       --               1,278
           of property and equipment
        Unrealized gain (loss) on available-for-sale securities    103              (196)

                                  NYFIX, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

OVERVIEW

         NYFIX,  Inc., founded in 1991, through our subsidiaries and affiliates, provides electronic trading technology  infrastructure and execution services to brokerage firms and institutional  investors. Our products and services automate institutional  trading  workflows  by  streamlining  data  entry and  seamlessly
integrate  electronic  order  and  execution  handling.   We  offer  a  complete
electronic desktop order management  solution,  stationary and wireless handheld exchange floor  technology,  Financial  Information  eXchange  ("FIX")  protocol messaging and monitoring tools, and a high volume trade execution platform.  Our products deliver straight through processing ("STP") for front,  middle and back office trade transaction  processing.  We maintain multiple data centers with an extensive  network of electronic  circuits that links industry  participants for electronic trade  communication and we provide access to the global equities and derivatives financial markets.  Headquartered in Stamford,  Connecticut, we have additional offices in New York City, London, Chicago and San Francisco.

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

         Through NYFIX Millennium  L.L.C.  ("NYFIX  Millennium"),  our 80% owned broker-dealer  subsidiary,  we have developed an ATS that functions similarly to an  electronic  communication  networks  ("ECN") in that it matches buy and sell orders.  NYFIX  Millennium  can match  either  buy and sell  orders or pass them through to the exchange or execution venue of the trader's choice, in real-time, which we believe is a unique  feature and key  differential  from other ATSs and
ECNs that rely on captive order liquidity. NYFIX Millennium augments traditional auction markets by combining the electronic  execution technology of an ECN with the liquidity of traditional primary markets. Institutional traders benefit from the order  invisibility and anonymity  provided by NYFIX  Millennium,  which can eliminate the negative price impact  associated with displaying  large blocks of shares.  NYFIX  Millennium's  ATS went into full production on September 5, 2001 and we continue to focus on expanding NYFIX Millennium's user base and execution volumes.

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

                                  NYFIX, INC.

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

         For our  accounting  policies that,  among others,  are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's Discussion and Analysis, in our Annual Report on Form 10-K for the year ended  December 31, 2002 ("2002 Form
10-K").  Senior  management has discussed the development and selection of these accounting policies,  and estimates,  and the related disclosures with the Audit
Committee of the Board of Directors ("Audit Committee"). See Note 1 in the Notes
to the  Consolidated  Financial  Statements  in  our  2002  Form  10-K  for  our
significant  accounting  policies.  In the first nine months of 2003, there have been no material changes to our significant accounting policies.

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

         Cost of revenue principally  consists of costs associated with our data
centers  where  we  maintain   equipment  and   infrastructure  to  support  our
operations,  amortization of capitalized product enhancement costs, depreciation of subscription equipment and execution, clearing fees and market data feeds. We formed a clearing  subsidiary,  NYFIX Clearing  Corporation  ("NYFIX Clearing"),
which was approved, by the NASD, for broker-dealer status in August 2003, and by the  Depository  Trust  and  Clearing  Corporation  ("DTCC")  and  the  National
Securities  Clearing  Corporation in November 2003. As a result,  NYFIX Clearing expects to begin clearing trades for its affiliated  companies during the fourth quarter  of 2003.  We  believe  that we can  significantly  lower the ticket and transaction  charges that we are currently  incurring in our transaction segment by becoming self-clearing.

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

         Certain   reclassifications  have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,  we  reclassified  certain  operating expenses,  primarily related to our data center,  totaling $2.9 million and $7.1 million to cost of revenue for the three and nine  months  ended  September  30,
2002.

         The following  discussion  and analysis  should be read in  conjunction with the consolidated financial statements and notes thereto. Historical results are not necessarily indicative of the operating results for any future period.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED  SEPTEMBER
30, 2002

REVENUE

         Total revenue  increased $1.0 million,  or 7%, to $16.4 million for the three months ended  September 30, 2003,  from $15.4 million for the three months ended  September 30, 2002,  primarily due to increased  subscription  revenue of
$0.8 million and increased transaction revenue of $0.6 million.  These increases were partially offset by lower sale revenue of $0.4 million.

         Subscription revenue increased $0.8 million, or 9%, to $9.1 million for the three  months  ended  September  30,  2003,  from $8.3 million for the three months ended September 30, 2002, primarily as a result of increased subscription revenue from our technology services segment of $0.5 million,  due largely to an increase for our Javelin  products,  increased  subscriptions for connections to our network,  attributable to our buyside initiative,  as well as an increase in our  transaction  services  segment.  These  increases were slightly offset by a decrease in subscriptions for our derivatives products. As a percentage of total revenue,  subscription  revenue  increased  to  56% in the  three  months  ended
September  30,  2003,  from 54% in the three months  ended  September  30, 2002, primarily due to higher  subscription  revenue as described above and lower sale revenue,  primarily for our Javelin products.  The acquisition of Renaissance on
July 1, 2003 did not have a  significant  effect on revenue for the three months ended September 30, 2003.

         Sale revenue  decreased  $0.4 million,  or 16%, to $2.1 million for the three months ended  September  30, 2003,  from $2.5 million for the three months ended  September 30, 2002,  primarily  due to decreased  revenue for our Javelin products.  As a percentage of total revenue,  sale revenue  decreased to 13% for the three  months  ended  September  30,  2003 as  compared to 16% for the three months ended September 30, 2002, primarily due to the aforementioned decrease in sale revenue for our Javelin products.

         Service contract revenue was $2.3 million for the both the three months ended  September 30, 2003 and 2002. As a percentage  of total  revenue,  service contract  revenue was 14% in the three  months  ended  September  30,  2003,  as compared to 15% in the three months ended September 30, 2002.

         Transaction revenue increased $0.5 million, or 25%, to $2.8 million for the three  months ended  September  30, 2003 as compared to $2.3 million for the three months ended September 30, 2002, primarily due to both increased customers and increased  transaction  activity for existing customers.  As a percentage of total revenue,  transaction  revenue was 17% in the three months ended September
30,  2003,  as compared to 15% in the three  months  ended  September  30, 2002, primarily due to the aforementioned increased transaction revenue.

                                  NYFIX, INC.

COST OF REVENUE

         Total cost of revenue  increased $0.9 million,  or 12%, to $8.4 million for the three  months ended  September  30, 2003 as compared to $7.5 million for
the  three  months  ended   September  30,  2002,  due  primarily  to  increased
telecommunication  charges,  resulting from increased  desktop  connections  and capacity in our data centers,  of $0.4 million;  increased cross connection fees to connect our subscription  customers to third-party  networks of $0.2 million;
increased  depreciation  expense  attributable  to increased  investment in data center  infrastructure of $0.2 million; and increased  transaction fees and data feed costs of $0.2 million attributable to increased transaction revenue.

         Subscription  cost of revenue  increased $1.0 million,  or 23%, to $5.4 million  for the three  months  ended  September  30,  2003 as  compared to $4.4 million  for the  three  months  ended  September  30,  2002,  primarily  due to increased  data  center  costs,  including  telecommunication  charges due to an increase  in desktop  connections  and  capacity  in our data  centers,  of $0.4 million;  increased cross connection fees to connect our subscription  customers to third-party networks of $0.2 million;  increased labor costs of $0.2 million;
and  increased   depreciation   and   amortization   expense  of  $0.1  million,
attributable   primarily   to   increased   investment   in  our   data   center
infrastructure.  As a percentage of subscription  revenue,  subscription cost of revenue  increased to 59% in the three months ended  September 30, 2003 from 52%
in the three months ended September 30, 2002,  primarily due to increases in the aforementioned  costs, which exceeded the increase in subscription  revenue, and the inclusion of Renaissance cost of revenue in the three months ended September
30, 2003 with minimal Renaissance subscription revenue.

         Sale cost of revenue  decreased  $0.1 million,  or 21%, to $0.5 million for the three  months ended  September  30, 2003 as compared to $0.6 million for the three months ended  September 30, 2002. The decrease in sale cost of revenue was  primarily  due to decreased  labor costs.  As a percentage of sale revenue, sale cost of revenue  decreased to 23% in the three months ended  September  30,
2003,  from 25% in the three months ended  September 30, 2002,  due primarily to decreased Javelin labor costs and sale revenue.

         Service  contract cost of revenue  increased  $0.1 million,  or 13%, to
$0.6 million for the three months ended September 30, 2003, from $0.5 million in the three months ended  September  30, 2002.  The increase was  primarily due to increased  labor costs.  As a percentage of service  contract  revenue,  service contract  cost of revenue  increased to 27% in the three months ended  September
30,  2003,  as compared to 24% in the three  months  ended  September  30, 2002, primarily attributable to the aforementioned increased labor costs.

         Transaction cost of revenue  remained  constant at $1.9 million for the three months ended  September 30, 2003 and 2002, as increased  transaction  fees and data feed fees of $0.2 million  were offset by reduced  labor costs and data center costs other than  depreciation.  As a percentage of transaction  revenue, transaction cost of revenue decreased to 66% in the three months ended September
30, 2003, as compared to 84% in the three months ended  September 30, 2002,  due primarily to increased transaction revenue.

GROSS PROFIT (AS A PERCENTAGE OF REVENUE)

         Gross profit  decreased to 49% for the three months ended September 30,
2003 as compared to 52% for the three  months  ended  September  30,  2002.  The decrease  in gross  profit is  primarily  attributable  to the impact of reduced
subscription   margin  due  to  increased   data  center  costs  and   increased
telecommunication  charges,  resulting from lower margin on desktop  connections and increased  capacity in our data centers and increased cross  connection fees to connect our  subscription  customers to third-party  networks,  offset by the impact of increased transaction revenue.

         Subscription  gross profit  decreased to 41% for the three months ended
September 30, 2003, as compared to 48% for the three months ended  September 30,
2002. The decrease in  subscription  gross profit is primarily  attributable  to increased data center costs,  including  telecommunication  charges, due to more

                                  NYFIX, INC.

desktop  connections  and  increased  capacity  in our data  centers,  increased cross-connection  fees to connect  our  subscription  customers  to  third-party networks,  increased  labor costs and increased  depreciation  and  amortization expense related to infrastructure investments in our data center. Also affecting gross  profit  was the  inclusion  of  Renaissance  cost of revenue in 2003 with minimal Renaissance subscription revenue.

         Sale gross profit increased to 77% for the three months ended September
30, 2003 as compared to 75% for the three months ended  September 30, 2002.  The increase  in sale  gross  profit  was  primarily  attributable  to the impact of decreased  Javelin  labor  costs  partially  offset by  decreased  Javelin  sale revenue.

         Service  contract  gross  profit  decreased to 73% for the three months ended September 30, 2003 as compared to 76% for the three months ended September
30, 2002, primarily due to increased labor costs.

         Transaction  gross  profit  increased to 34% for the three months ended
September  30, 2003 as compared to 16% for the three months ended  September 30,
2002.  The  increase  in  gross  profit  was  attributable  to the  increase  in transaction revenue, as costs remained the same.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling,  general and administrative expense increased $1.5 million, or
21%, to $8.5 million for the three months ended  September  30, 2003 as compared to $7.0 million for the three months ended  September 30, 2002. The increase was primarily attributable to increased salaries and benefits of $0.4 million due to higher health  insurance  expenses and the staff associated with the Renaissance acquisition,  increased  bad  debt  expense  of $0.3  million  due to  increased reserves for accounts  receivable,  and  increased  administrative  fees of $0.3 million.  As a percentage of total revenue,  selling general and  administrative expense  increased to 52% in the three months ended  September 30, 2003 from 46%
in the three months ended  September  30, 2002.  The increase as a percentage of total revenue was primarily  attributable to increased salaries and commissions, related  personnel  costs and  various  office  expenses  due to an  increase in personnel to support our growth and acquisitions, increased bad debt allowances, professional fees and other selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT

         Research and development  expense remained constant at $0.4 million for the three months ended  September  30, 2003 and 2002.  As a percentage  of total revenue,  research and development  expense decreased to 2% for the three months ended September 30, 2003, from 3% for the three months ended September 30, 2002.
The decrease as a percentage  of total revenue was  attributable  to a growth in revenue while research and development expense remained constant.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization  expense decreased $1.0 million,  or 42%, to $1.3  million for the three months  ended  September  30, 2003 as compared to
$2.3 million for the three months ended September 30, 2002. Amortization expense for the three months ended  September 30, 2002 includes a change in estimate for acquired intangibles related to our acquisitions of NYFIX Millennium and Javelin of $0.9 million. As a percentage of total revenue, depreciation and amortization expense  decreased to 8% for the three months ended  September 30, 2003 from 15%
for the three months ended  September 30, 2002.  The decrease as a percentage of total revenue was primarily  attributable to the decreased  amortization expense and the increase in revenue.

                                  NYFIX, INC.

LOSS FROM OPERATIONS

         Loss from  operations  increased $0.3 million,  or 17%, to $2.1 million for the three months ended  September  30, 2003, as compared to $1.8 million for the three months ended September 30, 2002. The additional  losses were primarily due to higher selling, general and administrative expense,  subscription cost of revenue and costs  associated with  Renaissance,  which were partially offset by increased  revenue,  primarily  transaction  and  subscription  revenue  for our broker-dealer subsidiaries, and lower amortization expense on intangible assets.
As a percentage of total revenue,  loss from  operations was a deficit of 13% in the three months ended September 30, 2003 as compared to a deficit of 12% in the three months ended  September  30, 2002.  The slight  decline as a percentage of total  revenue was  attributable  to a  combination  of the  increase in cost of revenue and operating expenses offset by the growth in revenue.

INVESTMENT INCOME

         Investment income increased $28,000,  or 10%, to $304,000 for the three months  ended  September  30,  2003,  from  $276,000  for the three months ended
September  30,  2002.  The increase was  primarily  due to interest  income on a refund on 2002 estimated  Federal  income tax payments of $26,000,  as increased gains on sales of  investments  of $101,000  were  offset by reduced  investment interest of $99,000 due to lower average investment balances and lower yields.

INTEREST EXPENSE

         Interest expense  decreased  $57,000,  or 78%, to $16,000 for the three months  ended  September  30,  2003,  from  $73,000 for the three  months  ended
September 30, 2002,  principally  due to reduced  capital lease  obligations and reduced miscellaneous interest expense.

OTHER EXPENSE, NET

         Other expense  decreased  $70,000 to $62,000 for the three months ended
September 30, 2003 as compared to $132,000 for the three months ended  September
30, 2002, due primarily to reduced  losses  incurred from our equity in the loss of EuroLink, our unconsolidated affiliate.

INCOME TAX BENEFIT

         We recorded an income tax benefit of $0.9  million for the three months ended  September 30, 2003 and 2002.  The income tax benefit for the three months ended  September 30, 2003 was  attributable to a tax benefit on our pre-tax loss of $1.9 million, a book to provision adjustment and certain Federal research and development  tax credits.  Our  effective  tax benefit rate of 45% for the three months ended  September 30, 2003 exceeded the Federal  statutory  rate primarily due to the effect of the  aforementioned  federal tax  benefits and research and development  tax  credits.  The income tax  benefit for the three  months  ended
September 30, 2002 was attributable to a tax benefit on our pre-tax loss of $1.8 million and recognition of certain Federal  research and development tax credits from prior years.  Our effective tax benefit rate of 49% for the period exceeded the Federal statutory rate primarily due to the effect of the aforementioned tax credits and the effect of state tax benefits.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2002

REVENUE

         Total revenue increased $10.9 million, or 28%, to $49.4 million for the nine months ended  September 30, 2003, as compared to $38.5 million for the nine months ended September 30, 2002, primarily due to increased  transaction revenue of $5.7 million and increased  revenue for our Javelin products of $3.4 million.
NYFIX Transaction Services,  started generating revenue on July 1, 2002, and the results of NYFIX  Millennium  have been included in our  consolidated  financial statement since our acquisition of NYFIX Millennium on February 1, 2002.

                                  NYFIX, INC.

July 1, 2002,  and NYFIX  Millennium,  whose  results have been  included in our consolidated  financial  statements since our acquisition of NYFIX Millennium on
February  1, 2002,  and  increased  revenue  for our  Javelin  products  of $3.4 million.

         Subscription  revenue  increased $2.2 million,  or 9%, to $25.8 million for the nine months ended  September  30, 2003 as compared to $23.6  million for the nine  months  ended  September  30,  2002,  primarily  due to  increases  in subscription revenue attributable to a full nine months for our Javelin products as compared to six months in 2002,  increased demand and the net addition of new customers from our NYFIX  Transaction  Services and increased  subscriptions for connections  to our  network,  attributable  to  our  buyside  initiative.  As a percentage of total revenue,  subscription  revenue decreased to 52% in the nine months ended  September 30, 2003 from 61% in the nine months ended September 30,
2002, primarily due to the increased  transaction revenue from our broker-dealer operations and the increase of sale and service contract revenue attributable to a full nine months  revenue from our Javelin  products as compared to six months revenue in 2002.  The  acquisition of Renaissance on July 1, 2003 did not have a significant effect on revenue for the nine months ended September 30, 2003.

         Sale revenue  increased  $1.7 million,  or 33%, to $6.8 million for the nine months  ended  September  30, 2003 as compared to $5.1 million for the nine months ended  September 30, 2002,  primarily due to increased  sale revenue from our Javelin products, which was attributable to a full nine months of revenue in
2003 as compared to six months in 2002. As a percentage of total  revenue,  sale revenue  increased to 14% in the nine months ended  September 30, 2003, from 13%
in the nine months ended September 30, 2002,  primarily due to the increase from the sale revenue for our Javelin  products,  which was  partially  offset by the effect of the increased  transaction revenue for the nine months ended September
30, 2003.

         Service  contract  revenue  increased  $1.3  million,  or 21%,  to $7.1 million for the nine months ended September 30, 2003 as compared to $5.8 million in the nine months  ended  September  30,  2002,  due to the addition of service contract  revenue from our Javelin  products.  As a percentage of total revenue, service contract revenue was 14% in the nine months ended September 30, 2003, as compared to 15% in the nine months ended  September  30, 2002,  primarily due to the effect of increased  transaction revenue for the nine months ended September
30, 2003, which was substantially offset by the aforementioned  service contract revenue increase from our Javelin business.

         Transaction revenue increased $5.7 million to $9.7 million for the nine months ended  September  30, 2003 as compared to $4.0 million in the nine months ended  September  30, 2002,  due to increased  transaction  activity for new and existing  customers of NYFIX  Transaction  Services and NYFIX  Millennium.  As a
percentage  of total  revenue,  transaction  revenue  was 20% in the nine months ended  September 30, 2003, as compared to 10% in the nine months ended September
30, 2002,  primarily due to the aforementioned  transaction revenue derived from
NYFIX Transaction Services and NYFIX Millennium.

COST OF REVENUE

         Total cost of revenue increased $5.0 million,  or 27%, to $23.8 million for the nine months ended September 30, 2003 as compared to $18.8 million in the
nine  months   ended   September   30,   2002,   due   primarily   to  increased
telecommunication charges, resulting from more desktop connections and increased capacity in our data centers to support our business, of $1.4 million; increased clearing and specialist fees related to our transaction revenue of $1.2 million;
increased  labor  costs  of  $0.9  million;   increased   depreciation   expense
attributable  to  investment  in data  center  infrastructure  of $0.7  million;
increased  cross  connection  fees to  connect  our  subscription  customers  to third-party  networks of $0.6  million;  and increased  amortization  of product enhancement costs attributable to new product releases of $0.2 million.

         Subscription cost of revenue  increased $3.4 million,  or 29%, to $14.8 million  for the nine  months  ended  September  30,  2003 as  compared to $11.4 million for the nine months ended September 30, 2002, primarily due to increased data center  costs,  including  telecommunication  charges  resulting  from more desktop connections and increased capacity in our data centers, of $1.6 million;

                                  NYFIX, INC.

increased  cross  connection  fees of $0.6  million to connect our  subscription customers to  third-party  networks;  increased  depreciation  and  amortization expense of $0.5 million,  attributable  primarily to increased investment in our data center  infrastructure,  and  increased  labor costs of $0.4  million.  The acquisition of Renaissance on July 1, 2003 did not have a significant  effect on cost of revenue for the nine months ended September 30, 2003. As a percentage of subscription revenue,  subscription cost of revenue increased to 57% in the nine months ended  September 30, 2003 from 48% in the nine months ended September 30,
2002,  primarily due to higher increases in the aforementioned costs relative to revenue.

         Sale cost of revenue decreased $0.1 million, or 9%, to $1.4 million for the nine months  ended  September  30, 2003 as compared to $1.5  million for the nine months  ended  September  30,  2002,  due to  decreased  costs of purchased software  of $0.2  million and reduced  labor  costs of $0.1  million  offset by increased  amortization expense attributable to capitalized software included in our products of $0.2  million.  As a percentage  of sale  revenue,  sale cost of revenue  decreased to 21% in the nine months ended  September 30, 2003, from 30%
in the nine months ended September 30, 2002, due primarily to increased revenue.

         Service  contract cost of revenue  increased  $0.3 million,  or 20%, to
$1.7 million for the nine months ended  September 30, 2003, from $1.4 million in the nine months ended  September  30, 2002.  The increase was  primarily  due to increased  service  contract  labor costs of $0.4  million.  As a percentage  of service contract revenue,  service contract cost of revenue was 24% for both the nine months ended  September  30, 2003 and 2002, as the increase in revenue kept pace with the increase in labor costs.

         Transaction  cost of revenue  increased  $1.6 million,  or 35%, to $6.0 million for the nine months ended September 30, 2003 as compared to $4.4 million for the nine months ended  September 30, 2002. The increase in transaction  cost of revenue was primarily due to increased  clearing and specialist  fees of $1.2 million;  increased labor costs of $0.3 million;  increased depreciation expense attributable  to  investment  in data  center  infrastructure  of $0.3  million;
increased  amortization expense attributable to capitalized software included in our products of $0.1 million;  partially  offset by reduced  commissions paid of
$0.1  million.  As a percentage  of  transaction  revenue,  transaction  cost of revenue  decreased  to 62% in the nine  months  ended  September  30,  2003,  as compared to 111% in the nine months ended  September 30, 2002,  due primarily to the fact that NYFIX Transaction Services incurred costs in the nine months ended
September 30, 2002, but did not start generating revenue until July 1, 2002.

GROSS PROFIT (AS A PERCENTAGE OF REVENUE)

         Gross profit  increased to 52% for the nine months ended  September 30,
2003 as  compared to 51% for the nine  months  ended  September  30,  2002.  The increase in gross  profit is primarily  attributable  to the impact of increased transaction  revenue and Javelin sale  revenue,  offset by reduced  subscription margin  due to  increased  data  center  costs and  increased  telecommunication charges,  resulting  from lower  margins on desktop  connections  and  increased capacity in our data centers to support our core business,  and increased  cross connection fees to connect our subscription customers to third-party networks.

         Subscription  gross  profit  decreased to 43% for the nine months ended
September 30, 2003,  from 52% for the nine months ended  September 30, 2002. The decrease in  subscription  gross profit is primarily  attributable  to increased data center costs,  including  telecommunication  charges,  resulting  from more desktop connections and increased capacity in our data centers,  increased cross connection fees to connect our subscription  customers to a third-party network, increased  depreciation  and  amortization  expense  related to our  capital and telecommunication  infrastructure  investments  made  in  our  data  center  and increased labor costs.

         Sale gross profit  increased to 80% for the nine months ended September
30, 2003 as compared to 70% for the nine months ended  September  30, 2002.  The increase  in sale  gross  profit  was  primarily  attributable  to the impact of increased  Javelin revenue and decreased  costs of purchased  software and labor

                                  NYFIX, INC.

offset by increased  amortization  expense  attributable to capitalized software included in our products delivered to our customers.

         Service  contract  gross profit  remained  constant at 76% for the nine months  ended  September  30, 2003 and 2002.  The  increase  in Javelin  service contract revenue was offset by the impact of higher labor costs.

         Transaction  gross  profit  increased  to 38% for the nine months ended
September  30, 2003 as  compared  to a deficit of 11% for the nine months  ended
September  30,  2002.  The  increase  in gross  profit was  attributable  to the increase in  transaction  revenue,  which grew at a higher  rate than costs.  As mentioned  previously,  NYFIX  Transaction  Services  incurred costs in the nine months ended September 30, 2002, but did not start generating revenue until July
1, 2002.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling,  general and administrative expense increased $2.7 million, or
12%, to $24.6  million for the nine months ended  September 30, 2003 as compared to $21.9 million for the nine months ended  September 30, 2002. The increase was primarily  due to  increased  selling,  general and  administrative  expense for
Javelin of $0.7 million due to the fact that costs were included for a full nine months in 2003 as  compared to six months in 2002;  increased  labor and benefit costs of $0.9 million,  including  increased  employee health insurance expense;
increased office rent, telephone expense and non-capital  equipment purchases of
$0.4 million to support our growth;  increased insurance expense of $0.3 million due to rising premiums and expanded coverage;  increased  administrative fees of
$0.3 million;  and  increased  promotion and trade show expense of $0.1 million;
offset by decreased bad debt expense of $0.4 million due to reduced reserves for accounts  receivable.  As a percentage  of total  revenue,  selling  general and administrative  expense  decreased to 50% in the nine months ended September 30,
2003 from 57% in the nine months ended  September  30,  2002.  The decrease as a percentage of total revenue was  attributable to a higher growth in revenue than selling, general and administrative expense.

RESEARCH AND DEVELOPMENT

         Research and  development  expense  decreased $0.1 million,  or 12%, to
$1.0  million for the nine months ended  September  30, 2003 as compared to $1.1 million for the nine months ended  September  30, 2002. As a percentage of total revenue,  research and development  expense  decreased to 2% for the nine months ended  September 30, 2003 from 3% for the nine months ended  September 30, 2002.
The decrease as a percentage of total revenue was attributable  primarily to the increase in revenue.

DEPRECIATION AND AMORTIZATION

         Depreciation and amortization expense decreased $0.3 million, or 9%, to
$3.7 million for the nine months ended  September 30, 2003 from $4.0 million for
the  nine  months  ended   September  30,  2002.  This  decrease  was  primarily
attributable to decreased depreciation expense of $0.4 million, due primarily to reduced leased  equipment.  As a percentage of total revenue,  depreciation  and amortization  expense  decreased to 7% for the nine months ended  September  30,
2003 from 10% for the nine months ended  September  30, 2002.  The decrease as a percentage of total revenue was  attributable to the growth in revenue and lower depreciation expense.

LOSS FROM OPERATIONS

         Loss from  operations  decreased $3.6 million,  or 49%, to $3.7 million for the nine  months  ended  September  30,  2003,  as  compared  to a loss from operations  of $7.3 million for the nine months ended  September  30, 2002.  The improvement  in operating  results was  primarily due to the increase in revenue from our  transaction  segment  and  Javelin  business  offset by higher cost of revenues and operating  expenses.  As a percentage of total  revenue,  loss from

                                  NYFIX, INC.

operations  was a deficit of 8% in the nine months ended  September  30, 2003 as compared to a deficit of 19% in the nine months ended  September  30, 2002.  The improvement as a percentage of total revenue was attributable to a higher growth in revenue than costs of our acquired businesses.

INVESTMENT INCOME

         Investment  income increased $0.1 million,  or 18%, to $0.6 million for the nine months ended  September 30, 2003, from $0.5 million for the nine months ended September 30, 2002. The increase was  principally due to additional  gains on sales of short-term  investments of $0.2 million, which were partially offset by  lower  interest  income  of $0.1  million  due to lower  average  investment balances and lower yields.

INTEREST EXPENSE

         Interest expense  decreased  $142,000,  or 66%, to $74,000 for the nine months  ended  September  30,  2003,  from  $216,000  for the nine months  ended
September  30,  2002,  principally  due to reduced  interest  on  capital  lease obligations of $63,000 and interest incurred in connection with late payments of certain obligations of $70,000 in the nine months ended June 30, 2002.

OTHER EXPENSE, NET

         Other expense increased  $378,000 to $649,000 for the nine months ended
September  30, 2003 as compared to $271,000 for the nine months ended  September
30,  2002,  due  primarily  to  losses  incurred  from our  equity  in losses of unconsolidated  affiliates.  Our accounting for Renaissance by the equity method was included  through June 30, 2003.  Effective  July 1, 2003,  we increased our ownership in Renaissance to 100%, and  accordingly,  we consolidated the results of operations of Renaissance  as of that date.  There was no impact for the nine months ended September 30, 2002 as we made our initial investment in Renaissance in the fourth quarter of 2002.

INCOME TAX BENEFIT

         We recorded  an income tax benefit of $1.9  million for the nine months ended September 30, 2003,  compared to an income tax benefit of $3.3 million for the nine months ended  September  30, 2002.  The income tax benefits in the nine months  ended  September  30,  2003 were  attributable  to a tax  benefit on our pre-tax loss of $3.9  million and tax  benefits  relating to a book to provision adjustment and certain  Federal and state research and  development tax credits.
Our  effective  tax benefit rate of 48% in the nine months ended  September  30,
2003  exceeded the Federal  statutory  rate  primarily  due to the effect of the aforementioned  state and federal tax benefits and research and  development tax credits.  The income tax benefit in the nine months ended September 30, 2002 was attributable  to a tax  benefit on our  pre-tax  loss of $7.3  million  for that period and recognition of certain  Federal  research and development tax credits from prior years.  Our effective tax benefit rate of 45% for the period exceeded the Federal statutory rate primarily due to the effect of the aforementioned tax credits and the effect of state tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         In  June  2001,  we  raised  $57.3  million,  net of  expenses,  from a follow-on  public  offering of 3 million  shares of our common stock.  We used a portion of the net proceeds for working capital requirements, to re-purchase 1.3 million shares of our common stock, to continue to invest in our  infrastructure and products and,  subsequently,  to acquire Javelin in March of 2002 and invest in and provide  funding to EuroLink and  Renaissance.  At September 30, 2003 and
December 31, 2002, our cash, cash equivalents and short-term investments totaled
$16.5 million and $21.9 million,  respectively. We had short-term investments in current marketable  security  instruments of $4.9 million at September 30, 2003, having  interest  rates  ranging from 0.85% to 1.15%.  Included in cash and cash equivalents at

                                  NYFIX, INC.

September 30, 2003 was $6.6 million in money market funds with an average 30 day yield of 0.65%.

         As discussed in Note 3 to the  Consolidated  Financial  Statements,  on
July  1,  2003  we  acquired  the  remaining  82% of  the  membership  units  of
Renaissance, which we did not previously own. We financed the acquisition by (i)
exercising our option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from its  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286 shares of our common stock into a trust for the benefit  of  certain  unitholders  of  Renaissance,  having a fair value of $2.7 million;  (b)  promissory  notes payable in, at our option,  our common stock or cash to certain  unitholders of Renaissance  maturing in December 2004, having a present value of $1.3 million;  (c) promissory  notes payable in, at our option, our common  stock or cash to certain  unitholders  of  Renaissance  with  annual maturity dates ranging  between June 2004 and June 2007,  having a present value of $1.4 million;  and (d) 59,653 shares of our common stock with certain selling restrictions to certain  unitholders of Renaissance  having a fair value of $0.3 million.  There  were  nominal  costs  incurred  directly  associated  with  the acquisition,  which were  included in the overall  consideration.  In connection with the  acquisition,  we contributed,  to capital,  certain  obligations  that
Renaissance owed to us,  including the  aforementioned  $1.5 million  promissory note and advances  aggregating $3.2 million.  In addition,  we reacquired 60,000 shares of our common  stock that we had issued in  connection  with our original investment in Renaissance,  and which Renaissance had acquired as an asset. Upon receipt, we classified these shares as treasury stock on our balance sheet.

         At  September  30,  2003,  we had  total  debt of $3.6  million,  which represented  current and long-term amounts outstanding under promissory notes to certain  former  unitholders  of  Renaissance  of $2.7 million and under capital lease  obligations  of $0.9  million.  At September 30, 2003, we had no material commitments  for capital  expenditures  or inventory  purchases.  Our  long-term capital  needs  depend on  numerous  factors,  including  the rate we obtain new clients and expand our staff and infrastructure,  as needed, to accommodate such growth,  as well as the rate at which we choose to invest in new technologies to modify our NYFIX Network and infrastructure.  We have ongoing needs for capital, including  working  capital for operations and capital  expenditures to maintain and expand our operations.

         Our NYFIX  Millennium,  NYFIX  Transaction  Services and NYFIX Clearing
broker-dealer subsidiaries,  individually,  have to maintain certain minimum net capital  requirements as mandated by certain regulatory  agencies.  At September
30, 2003, we had cash and  short-term  investments of $12.0 million that was not subject to our  broker-dealer  minimum net  capital.  During the fourth  quarter through  November 13, 2003 we funded an additional $7.6 million and committed an additional $2.5 million of our consolidated cash to NYFIX Clearing,  to maintain its minimum  excess net capital  requirement  of $10.0 million as a condition of its approval by the DTCC. Our broker-dealer operations may need additional funds in the  future  to  maintain  their  minimum  and  minimum  excess  net  capital requirements.  If our broker-dealers fall below their minimum and minimum excess net  capital  requirements,  their  operations  would  be  restricted  by  their respective regulatory agencies.

         We believe that we can achieve synergies from combining our Javelin and
Renaissance businesses with regard to integrating the product offerings of these operations  with our existing  product  offerings.  Although  our  broker-dealer businesses have incurred losses through their  development and start-up  stages, we believe that revenue will continue to increase as we gain greater  acceptance of our product  offerings.  Although we have only  provided  our  unconsolidated affiliate,  EuroLink,  with $0.6  million in  cumulative  funding,  EuroLink may require  additional  working  capital  funding until it generates  positive cash flow, and is exploring several sources of funding, including us.

                                  NYFIX, INC.

         We believe that our cash and short-term investments of $16.5 million at
September  30,  2003,  together  with  anticipated  cash  to be  generated  from operations  in the  fourth  quarter  of 2003 and beyond  will be  sufficient  to support our capital and operating  needs,  our net capital  requirements  of our broker-dealer operations and the operating needs of our unconsolidated affiliate
EuroLink,  for at least the next twelve months. We believe,  if needed, we would be able to obtain  sufficient credit facilities to provide any necessary funding without negatively impacting our operating or investment strategy.

WORKING CAPITAL

         At  September  30,  2003,  we had working  capital of $26.8  million as compared to $30.8 million at December 31, 2002. The decrease in working  capital was principally due to the cash used to acquire property and equipment,  enhance products,  fund pre-acquisition  working capital advances to Renaissance and the additional current liabilities recognized in conjunction with our acquisition of
Renaissance.  These  amounts  were offset by cash flows  provided  by  operating activities.

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

         Net cash  provided by  operating  activities  in the nine months  ended
September 30, 2003 was $5.1 million,  as our net loss of $2.0 million,  adjusted
for  non-cash  items,  such  as  depreciation,   amortization,  deferred  taxes,
provision  for bad  debts  and  equity  in loss  of  unconsolidated  affiliates, provided  $8.0 million.  Unfavorable  working  capital  changes of $3.3 million, including  an increase in accounts  receivable  of $2.4  million,  a decrease in accounts  payable  and other  liabilities  of $0.6  million  and an  increase in prepaid  expenses and other assets of $0.3  million,  were  partially  offset by favorable net changes in other working capital items of $0.4 million,  resulting in a net cash decrease from working capital of $2.9 million.

         Net  cash  used  in  operating  activities  in the  nine  months  ended
September 30, 2002 was $2.9 million,  as our net loss of $3.7 million,  adjusted for non-cash  items,  such as  depreciation,  amortization,  deferred  taxes and provision  for bad debts,  provided $6.0 million.  Unfavorable  working  capital changes of $9.2  million,  including  an increase in prepaid  expenses and other assets of $3.9 million,  a decrease in accounts  payable and accrued expenses of
$3.7 million, an increase in accounts receivable of $1.4 million, and a decrease in  deferred  revenue  of $0.2  million,  were  partially  offset  by  favorable decreases in inventory of $0.3  million,  resulting in a net cash  decrease from working capital of $8.9 million.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

         For the nine months ended September 30, 2003 net cash used in investing activities was $4.3 million.  This consisted primarily of capital  expenditures, primarily  for data center  equipment and  software,  of $4.1  million,  product enhancement  costs of $3.9  million  and loans and  advances  to  unconsolidated affiliates of $2.2 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $5.9 million.

         For the nine  months  ended  September  30,  2002 net cash  provided by investing activities was $8.5 million.  This consisted primarily of net sales of short-term  investments of $21.8  million,  which was partially used to fund the cash  required  for our  Javelin  acquisition  of  $10.0  million  and  EuroLink investment  of $4.0  million,  repayment  of loans and net  advances  from NYFIX
Millennium  of $2.1  million  prior to our  acquisition  of an 80%  interest  on
February 1, 2002 and the sale of  equipment  of $0.4  million.  These items were

                                  NYFIX, INC.

partially  offset by the net  payments  for the  Javelin  and  NYFIX  Millennium acquisitions  of $6.8  million,  our  investment  in EuroLink  of $4.0  million, capital  expenditures,  mostly for data  center  equipment  and to  support  our infrastructure,  of $2.4 million,  product enhancement costs of $2.2 million and other uses of $0.4 million.

CASH USED IN FINANCING ACTIVITIES

         For the nine months  ended  September  30, 2003 and 2002,  our net cash
used  in  financing   activities   totaled   $0.4  million  and  $0.6   million,
respectively,  consisting  primarily of principal  payments  under capital lease obligations,  partially offset by net proceeds from the issuance of common stock resulting from the exercise of stock options by employees.

LEGAL PROCEEDINGS

         In May 2003,  we were served as a defendant in Kledaras v. NYFIX,  Inc.
(Superior  Court- NY County)  Index No.  601502/03,  which had been filed in New
York State court in New York City. Mr. George  Kledaras,  as  representative  of shareholders of Javelin, sought the release of an escrow fund consisting of cash and  securities  of the Company  established  in  connection  with the Company's acquisition of Javelin.  He also alleged damages of at least $18 million against us and our Chairman and CEO,  Peter K. Hansen,  in  connection  with the Javelin acquisition.  In June 2003,  pursuant  to a  stipulation  with us, Mr.  Kledaras dismissed  his lawsuit  without  prejudice.  Mr.  Kledaras and we are  currently attempting to negotiate a settlement  with respect to  disposition of the escrow fund.  The  entire  amount  of cash and  shares  continues  to be held in escrow pending resolution of its disposition.

         We do not  believe  that the  disposition  of this  matter  will have a material  adverse impact on our financial  conditions,  results of operations or cash flows of the Company.

SEASONALITY AND INFLATION

         We believe that our operations have not been significantly  affected by seasonality or inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In January 2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated  immediately.  On October 9,
2003,  the FASB  deferred  until the first interim or annual period ending after
December 15, 2003,  the  provision  that VIEs that existed  prior to February 1,
2003  must  be  consolidated.  We are  evaluating  the  provisions  of FIN 46 to determine whether our  unconsolidated  affiliate,  EuroLink,  is a VIE. From the inception of our investment  through  September 30, 2003, we have recognized our
40%  ownership  interest  of  EuroLink's  net  losses of $1.2  million,  or $0.5 million,  after tax. If we determine that EuroLink is a VIE, we will be required to recognize the incremental  losses of $0.7 million after tax of EuroLink's net losses and we will consolidate the financial position, results of operations and cash flows of EuroLink into our financial  statements  effective October 1, 2003
(see Note 4). Effective July 1, 2003, we acquired the remaining 82% of our other
unconsolidated   affiliate,   Renaissance,   which  we  did  not  already   own.
Accordingly,  the financial  position and results of  operations of  Renaissance were consolidated into our financial statements as of that date (see Note 3).

         In May 2003, the FASB Emerging Issues Task Force ("EITF") finalized the scope provisions of Issue No. 00-21,  "Accounting for Revenue  Arrangements with
Multiple Deliverables." Issue No. 00-21 applies to certain contractually binding
arrangements   under  which  a  company  performs  multiple  revenue  generating

                                  NYFIX, INC.

activities  and requires that all companies  account for each element  within an arrangement  with multiple  deliverables  as separate units of accounting if (a)
the delivered item has value on a stand-alone  basis, (b) there is objective and reliable  evidence  of fair  value and (c) the  amount of the total  arrangement consideration  is fixed.  Issue No. 00-21 is effective for revenue  arrangements entered into in reporting periods beginning after June 15, 2003. The adoption of
Issue No. 00-21, effective July 1, 2003, did not have an effect on our financial position or results of operations.

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

         We are exposed to market risk  principally  through changes in interest rates and equity prices. Our short-term investment portfolio of $4.9 million and
$10.7  million at  September  30,  2003 and  December  31,  2002,  respectively, consisted  of $4.9  million  and $6.8  million,  respectively,  of auction  rate certificates  and $3.9 million at December 31, 2002, of mutual fund  securities.
Risk is limited on the auction rate certificates  portfolio due to the fact that it is  invested  in  insured  municipal  bonds of  which no more  than 5% of our portfolio can be invested in any one-security  issue. The potential  decrease in fair value  resulting from a  hypothetical  10% change in interest rates for the auction rate  certificates  would not be material to income,  cash flows or fair value.

         The mutual fund securities portfolio was invested in a quoted fund that was managed by an  institution  which  primarily  invested in  investment  grade securities,  with up to a maximum of 10% invested in high yield securities rated
B or higher. These securities were subject to equity price risk.

         We are also subject to interest  rate risk on our $0.5 million and $2.0
million  of  notes  receivable  principal  from  unconsolidated   affiliates  at
September 30, 2003 and December 31, 2002. A hypothetical  10% change in interest rates would not result in a material change in their fair value.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief
Financial  Officer  concluded  that, as of the end of the period covered by this report,  our disclosure  controls and  procedures  were effective to ensure that information  required to be  disclosed  in our Exchange Act reports is recorded, processed,  summarized  and reported  within the time  periods  specified in the
SEC's rules and forms.

                                  NYFIX, INC.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In May 2003,  we were served as a defendant in Kledaras v. NYFIX,  Inc.
(Superior  Court - NY County) Index No.  601502/03,  which had been filed in New
York State court in New York City. Mr. George  Kledaras,  as  representative  of shareholders of Javelin, sought the release of an escrow fund consisting of cash and securities of the Company  established in connection with our acquisition of
Javelin.  He also  alleged  damages of at least $18  million  against us and our
Chairman and CEO, Peter K. Hansen,  in connection with the Javelin  acquisition.
In June 2003,  pursuant to a  stipulation  with us, Mr.  Kledaras  dismissed his lawsuit  without  prejudice.  Mr.  Kledaras and we are  currently  attempting to negotiate a settlement with respect to disposition of the escrow fund.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of July 1,  2003,  we issued  521,939  shares of our  common  stock, acquired  60,000  previously  issued shares of our common stock and issued notes with a present value of $2.7 million to the unit holders of Renaissance  Trading
Technologies,  LLC  in  connection  with  acquiring  the  remaining  82%  of the membership interests of Renaissance, which we did not previously own.

         In connection  with the issuance of our shares to the above  investors, we relied on the  exemption  from  registration  provided by Section 4(2) of the
Securities Act of 1933.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS

10.1     Form of Option to Purchase  Common Stock of EuroLink  Network,  Inc.
10.2     Purchase  Agreement,  dated as of September 26, 2003, by and between us and the sellers of Renaissance Trading Technologies, LLC.
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
         Sarbanes-Oxley Act of 2002.
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

        (b) REPORTS ON FORM 8-K

            On July 3, 2003, we reported under Items 5 and 7 of Form 8-K that we had entered into a binding  agreement to acquire 100% of Renaissance
            Trading Technologies LLC.

            On July 22, 2003,  we reported  under Items 5 and 7 of Form 8-K that we had named William C. Jennings to our Board of Directors.

            On July  24,  2003,  we  reported  under  Items 7 and 9 of Form  8-K updated guidance for our second quarter 2003.

            On July 29, 2003,  we reported  under Items 7 and 12 of Form 8-K our results for the second quarter 2003.

            On September 29, 2003,  we reported  under Items 5 and 7 of Form 8-K that we had completed our acquisition of 100% of Renaissance Trading
            Technologies LLC.

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

                                   NYFIX, INC.

                                   By:  /s/ Mark R. Hahn
                                        ----------------------------------------
                                        Mark R. Hahn
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                           Officer)

Dated: November 14, 2003

                                  NYFIX, INC.

                                 Exhibits Index

Exhibit

10.1     Form of Option to Purchase  Common Stock of EuroLink  Network,  Inc.
10.2     Purchase  Agreement,  dated as of September 26, 2003, by and between us and the sellers of Renaissance Trading Technologies, LLC.
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