Form 10-K/A
period 2002-12-31
NYFIX INC
filed 2004-05-28
CIK 99047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         COMMISSION FILE NUMBER 0-21324
                            ------------------------
                                   NYFIX, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         06-1344888
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes / /   No /X/

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K/A or any  amendment to this Form 10-K/A. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes /X/ No / /

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant was approximately  $178 million at the close of the last business day of the  registrant's  most recently  completed  second  quarter (June 30, 2003).
Solely  for the  purpose  of this  calculation,  shares  held by  directors  and officers of the  Registrant  have been excluded.  Such  exclusion  should not be deemed a  determination  by the Registrant that such  individuals  are, in fact,
"affiliates" of the  Registrant.  The amount shown is based on the closing price of NYFIX common stock as reported on the NASDAQ stock market.

Number of shares of NYFIX Common Stock, par value $.001, outstanding as of April
30, 2004: 32,263,781

                      DOCUMENTS INCORPORATED BY REFERENCE:

              Portions of the NYFIX, Inc. Proxy Statement for the
                 2003 Annual Meeting of Stockholders - Part III
              ---------------------------------------------------

                                   NYFIX, INC.
                          ANNUAL REPORT ON FORM 10-K/A
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

Item       Description                                                      Page
----       -----------                                                      ----
                                     PART I

           Introductory Note.................................................

Item  1.   Business..........................................................

Item  2.   Properties........................................................

Item  3.   Legal Proceedings.................................................

Item  4.   Submission of Matters to a Vote of Security Holders...............

           Executive Officers and Management of the Registrant...............

                                     PART II

Item  5.   Market for Registrant's Common Equity and Related
              Stockholder Matters............................................

Item  6.   Selected Financial Data...........................................

Item  7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................

Item  7a.  Quantitative and Qualitative Disclosures about Market Risk........

Item  8.   Financial Statements and Supplementary Data.......................

Item  9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure............................

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................

Item 11.  Executive Compensation.............................................

Item 12.  Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.................

Item 13.  Certain Relationships and Related Transactions.....................

Item 14.  Controls and Procedures............................................

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Report on Form 8-K.....

          Signatures.........................................................

                                   NYFIX, INC.

        CERTAIN  INFORMATION  CONTAINED  OR  INCORPORATED  BY  REFERENCE IN THIS
FILING WITH THE  SECURITIES  AND EXCHANGE  COMMISSION ON FORM 10-K/A THAT IS NOT
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
THIS FILING ON FORM 10-K/A. THE FORWARD-LOOKING  STATEMENTS CONTAINED HEREIN ARE
MADE AS OF THE DATE  HEREOF AND WE,  EXCEPT AS MAY BE  REQUIRED  BY LAW,  DO NOT
UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS,  WHETHER AS A
RESULT OF FUTURE EVENTS, NEW INFORMATION OR OTHERWISE.

                                     PART I

INTRODUCTORY NOTE

        NYFIX,  Inc. is filing this  Amendment No. 1 on Form 10-K/A for the year ended  December  31,  2002  that was  originally  filed on March  31,  2003 (the
"Original  10-K"),  to  reflect  the  restatement  of the  2002,  2001  and 2000 consolidated financial statements, selected financial data for 2002, 2001, 2000, and 1999 and unaudited selected  quarterly  information for the first quarter of
2002 and each  quarter  of 2001  based  on the  accounting  of our 1999 and 2001 investments  in  and  2002  acquisition  of  an  additional  interest  in  NYFIX
Millennium,  L.L.C. ("NYFIX Millennium").  See Item 7, "Management's  Discussion
and Analysis of Financial Condition and Results of Operations" ("MD&A") and Note
2 to the Consolidated Financial Statements included elsewhere herein.

        For the  convenience  of the reader,  this Amendment No. 1 amends in its entirety the Original  10-K.  This  Amendment No. 1 continues to speak as of the date of the  Original  10-K,  and we have not updated the  disclosure  contained herein to reflect any events  that  occurred at a later date other than that set forth above.  All  information  contained in this  Amendment No. 1 is subject to updating and  supplementing  as provided in our periodic  reports filed with the
Securities  and Exchange  Commission  (the "SEC")  subsequent to the date of the filing of the Original 10-K.

        The  following  sections of this Annual  Report on Form 10-K/A have been revised from the Original 10-K:

        o   Item 1  -   Business
        o   Item 6  -   Selected Financial Data
        o   Item 7  -   MD&A
        o   Item 14 -   Controls and Procedures
        o   Consolidated Financial Statements

        We have not amended, and do not intend to amend, any of our filed annual
or  quarterly  reports  prior  to  December  31,  2002.   Therefore,   financial
information  that has been  filed  prior to this Form  10-K/A for the year ended
December 31, 2002 or otherwise  reported for these  periods  should no longer be relied upon and is superseded by the information in this quarterly  report.  Our
Quarterly  Reports on Form 10-Q for the quarters ended March 31, 2003,  June 30,
2003 and  September  30, 2003 have also been  affected by this  restatement.  We intend to file these amended quarterly reports as soon as practicable.

ITEM 1. BUSINESS

GENERAL

        NYFIX,  Inc.,  a New  York  corporation  founded  in 1991,  through  our
subsidiaries   and   affiliates,    provides   electronic   trading   technology

                                   NYFIX, INC.

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

          To date,  we have  principally  derived our revenue  from one to three year term subscriptions,  product sales and services.  In addition to developing our subscription revenue, we have developed  transaction-based  revenue.  Rather than a  monthly  per-terminal  fee,  transaction-based  revenue  is  derived  by charging a per share fee for trades executed. We are well positioned to

                                   NYFIX, INC.

distribute order routing terminals in certain domestic and international  market segments  seeking  more  exchange  and  execution  access  and trade  processing services in return for per share  transaction-based  fees. We believe there is a substantial market for these types of transaction revenue streams.

        Headquartered in Stamford,  Connecticut,  we have additional  offices in
New York City, London, Chicago and San Francisco.

AVAILABLE INFORMATION

        We are  required  to file  certain  documents  with the SEC, as required under Sections  13(a),  13(c),  14, or 15(d) of the  Securities  Exchange Act of
1934,  as  amended.  The SEC  maintains a website at  http://www.sec.gov,  which contains  reports,  proxy and  information  statements,  and  other  information regarding  us. You may also read and copy any  document  we file with the SEC at its Public Reference Room, 450 Fifth Street, N.W.,  Washington,  D.C. 20549. The
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
environment.

        On October 27, 1999,  NYFIX Millennium was formed by us and seven global international  investment  banks and brokerage firms  consisting of the "Initial
Partners": Deutsche Bank US Financial Markets, ABN Amro Securities (formerly ING
Barings),  Lehman Brothers,  Morgan Stanley Dean Witter Equity Investments Ltd.,
Alliance Capital  Management  (formerly Sanford C. Bernstein & Co.), Societe
Generale Investment Corporation (formerly SG Cowen) and UBS Warburg. The Initial
Partners  invested  $14.0 million  ($2.0  million  each) in NYFIX  Millennium in exchange for 175,000 units (25,000 units each) of NYFIX Millennium,

                                   NYFIX, INC.

collectively  owning a 50% ownership  interest in NYFIX Millennium.  We invested
$2.0 million and owned the remaining 50% (175,000 units).  We purchased from the
Initial Partners an option to buy an additional 30% ownership  interest in NYFIX
Millennium (the "Option").  As  consideration  for the Option,  we issued to the
Initial  Partners an aggregate  of  1,968,750  shares of our common stock with a fair value of $34.6  million on the  measurement  date of October 27, 1999.  The
Option,  which was exercisable at any time, had no expiration date, and required us to issue an aggregate of an additional  236,250 shares of our common stock to the Initial  Partners upon  exercise.  Exercising  the Option would enable us to increase  our  ownership  interest  in  NYFIX  Millennium  to 80%  of the  total ownership interests.

        On March 16, 2001 and April 2, 2001,  NYFIX  Millennium  added four "New
Partners",  consisting of: Bank of America,  Wachovia Securities (formerly First
Union Securities) and LabMorgan  Corporation (formerly J.P. Morgan & Co. and
Chase  H&Q).  The New Partners  invested $8.0 million ($2.0 million each) in
NYFIX  Millennium  in exchange for 100,000  units  (25,000  units each) of NYFIX
Millennium.  To maintain  our 50%  ownership  interest in NYFIX  Millennium,  we reduced  certain of our rights to share future dividend  distributions  of NYFIX
Millennium.  We purchased from the New Partners an option, similar to the option purchased from the Initial Partners, to buy an additional 30% ownership interest in NYFIX  Millennium.  As  consideration  for the  option,  we issued to the New
Partners an aggregate of 376,000 shares of our common stock with a fair value of
$8.4  million  on the  measurement  dates of March  16,  2001 for one of the New
Partners and April 2, 2001 for the other three New Partners.  The option,  which was also  exercisable  at any time,  had no expiration  date, and required us to issue an aggregate of an additional 60,000 shares of our common stock to the New
Partners upon  exercise.  Exercising  the option would enable us to increase our ownership interest in NYFIX Millennium to 80% of the total ownership  interests.
Hereinafter,  references to "the Option"  include the option  received from both the Initial Partners and the New Partners.

        Effective February 1, 2002, we exercised the Option. In exchange for the increased  ownership  interest  in NYFIX  Millennium,  we issued to the  Initial
Partners and New Partners an  aggregate of 296,250  shares of our common  stock, with a fair  value of $4.5  million  on the date of  exercise.  As a result,  we increased our  ownership of NYFIX  Millennium to 80%. The excess of the purchase price of $9.1  million  over the fair value of the net assets  acquired was $6.9 million and has been recorded as goodwill.  Some of our key  considerations  for the  acquisition  of an additional  30% ownership  interest in NYFIX  Millennium included our ability to control NYFIX Millennium's  operations to effect changes in its  business  model  as a  result  of the  attractiveness  of the  synergies anticipated with our recently-acquired  NYFIX Transaction Services broker-dealer and soon-to-be acquired Javelin business.

        Refer to Note 2 of the consolidated  financial statements for discussion of the  restatement  of our financial  statements for the accounting of our 1999 and 2001  investments  in and 2002  acquisition  of an additional  30% ownership interest in NYFIX Millennium.

JAVELIN TECHNOLOGIES, INC.

        On March 31, 2002, we acquired 100% of the outstanding  capital stock of
Javelin  Technologies,  Inc.,  a Delaware  corporation  (with its  subsidiaries,
"Javelin").  We financed the transaction with a combination of (i) $10.0 million in net cash;  (ii)  2,784,896  shares of our common stock having a fair value of
$41.2 million;  and (iii) 493,699 shares of our common stock having a fair value of $3.5 million  reserved for issuance  upon  exercise of Javelin  stock options assumed by us. The excess of the  purchase  price over the fair value of the net assets acquired was $42.3 million and has been recorded as goodwill.  Javelin is a provider of electronic  trade  communication  technology  and the FIX protocol technology.  The FIX protocol is the  messaging  standard  underlying  language, which was developed to enable real-time  electronic trading and  communications.
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

                                   NYFIX, INC.

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
Renaissance  was  formed  to   commercialize  a  NASDAQ  trading  platform  (the
"Platform"). We acquired our interest in return for 300,000 shares of our common stock with a fair value of $3.74 per share,  totaling $1.1 million. We have also loaned $1.5 million (the "Note") to Renaissance,  for which Renaissance issued a convertible secured promissory note. The Note bears an interest rate of 5.5%, is due in October 2007 or earlier,  as set forth therein,  or is  convertible  into additional equity in Renaissance,  at our option, at certain times over the next five years.  We also have an option to purchase up to a controlling  interest in
Renaissance  at a price to be determined  based upon a formula,  as defined.  In connection  with our investment of Renaissance,  we acquired,  for $1.0 million, the  intellectual  property  rights and source code to the  Platform,  which was developed  over the last several  years by a major bank and  brokerage  firm and contributed such intellectual property rights and source code to Renaissance. We provided  Renaissance an additional $1.0 million in the first quarter of 2003 in exchange for a secured promissory note.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

        o     MAXIMIZE THE SYNERGIES OF OUR RECENT  ACQUISITIONS AND INVESTMENTS
              TO INCREASE  CUSTOMERS IN OUR NYFIX NETWORK.  With our acquisition of an 80% ownership interest in NYFIX Millennium, our acquisitions of NYFIX Transaction  Services and Javelin, and our investments in
              Renaissance  and  EuroLink,  we have  significantly  expanded  our
              presence  beyond  our  traditional   customer  base  of  sell-side
              institutions   trading  on  the  NYSE.  To  further  increase  our
              subscription and  transaction-based  revenue model we are focusing our sales and marketing  efforts on connecting  not only sell-side broker-dealers,  but also buy-side  institutions and international exchanges  to our NYFIX  Network.  With the  integration  of sales teams  from  recent  acquisitions  we are  maximizing  synergistic opportunities  to  introduce  relevant  products  to both  new and existing  customers.  We will  continue  to address  the  evolving requirements of the trading community by hopefully introducing new complementary  solutions,  such as  advanced  analytical  and risk

                                   NYFIX, INC.

              management applications, OTC services,  multi-currency facilities, stock  allocation and clearing  services.  The  enhancement of our current  product  line,  along with the addition of new  products,
              will  help  us  increase   our   presence  in  the   institutional
              marketplace  and  allow us to sell  more  profitable  products  to existing customers.  We plan to continue to develop and own all of the underlying  intellectual  property rights  associated with our existing and future products.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

        We provide  trading  technology  and execution  services to a variety of firm types in the financial industry.  For our clients, we offer connectivity to our NYFIX Network,  which enables  buy-side firms to  electronically  connect to their trading counter-parties, typically sell-side firms, who in turn connect to various  execution  venues such as exchanges,  ECNs and ATSs.  Our NYFIX Network
offers   unparalleled   electronic   connectivity   to   hundreds   of   trading
counter-parties  for a fraction of the cost it would take for a firm to maintain their own proprietary  network.  As part of our NYFIX Network, we provide secure and reliable  electronic  connectivity,  certify all  connections to each firm's trading counter-parties and provide  around-the-clock service and support. A key component to our NYFIX Network is the maintenance of multiple data centers.  Our
NYFIX Network's multiple data center configuration  ensures all clients' data is replicated at both data centers in real-time,  providing  security and integrity of client data in the case of a disaster.  We also offer customers an archive of their  past  trading  data,  which can be  accessed  through  a secure  Internet browser.  This greatly simplifies our customers'  compliance with SEC trade data storage and retention requirements and makes retrieving past data extremely easy and convenient.

                                   NYFIX, INC.

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

SELL-SIDE SOLUTION SET

        NYFIX USA,  LLC ("NYFIX  USA"),  our core  business,  has  traditionally focused on supplying technology solutions to sell-side, or brokerage, firms. For the  brokerage  community,  we offer a wide  range of  services,  all  available through our NYFIX  Network.  Our NYFIX  Network  provides  brokerage  firms with connectivity to their buy-side clients as well as to various exchanges, ECNs and
ATSs.  Our NYFIX Network also  provides  connectivity  to an extensive  array of independent  brokers  operating  on the  trading  floor  of the  NYSE,  commonly referred to as "$2 brokers." We offer a variety of trading workstation  products for the  institutional  trading  desk and a series  of order  management  system options are available,  enabling us to meet each customer's individual needs. We also offer order  management  systems for exchange floor trading,  which enables our exchange  clients to receive  orders  electronically  from trading desks and route execution information,  all in real-time. Our NYFIX Overseas, Inc. ("NYFIX
Overseas")  business  offers order booking  management  systems  ("OBMS") to the derivatives market.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

        The financial  services  industry,  including the  securities  brokerage business,  is also  heavily  regulated  outside of the U.S.  We are  required to
comply  with  regulatory   controls  of  each  specific  country  in  which  our
subsidiaries or we conduct business, as well as the regulations of each exchange of which our  subsidiaries  or we are  members.  As we expand our  international operations, we may be required to comply with requirements that are inconsistent with our existing  international  activities.  As a result,  the varying cost of compliance with these different  regulatory  jurisdictions and other factors may affect our business or limit our ability to expand our international operations.

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

                                   NYFIX, INC.

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
We own the  designs  for these  components  and can  source  them from  multiple vendors in our  immediate  area or  throughout  the U.S..  Currently we maintain relationships  with a minimum of two  alternate  vendors  for  cabling and sheet metal,  either of which can deliver  components within standard delivery cycles.
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

                                   NYFIX, INC.

BUSINESS SEGMENTS

        We operate in two reportable segments based on type of services offered:
Technology Services and Transaction  Services.  Financial information by segment and geographic  area is set forth in Note 17 "Business  Segment  Information" of our Notes to Consolidated  Financial  Statements as noted in the Index appearing under Item 15 (a) (1).

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

ITEM 3. LEGAL PROCEEDINGS

        During  the course of normal  business,  we become  involved  in various routine legal  proceedings.  We believe that we are not presently a party to any material  litigation the outcome of which could reasonably be expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                   NYFIX, INC.

              SUPPLEMENTAL ITEM: EXECUTIVE OFFICERS AND MANAGEMENT

        Information  concerning  our executive  officers and  management,  as of
March 14, 2003, is set forth below:

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

                                   NYFIX, INC.

us, Mr.  Kragh  developed  network  systems for the banking  industry  involving numerous system integrations with global market data providers. Mr. Kragh earned a Masters of Science degree in Electrical Engineering from the Danish University of Technology.

PAOLO ALOE has served as our Senior Vice President, Software Development,  NYFIX
USA, our wholly-owned subsidiary, since December 2001. From May 2000 to December
2001, Mr. Aloe was with NYFIX Millennium,  our affiliate.  Most recently, he was
Vice President,  Software  Development  from August 2000.  Prior to that, he was
Senior  Systems  Architect.  From February 1999 to May 2000, Mr. Aloe was Senior
Technical  Consultant at Solomon Smith Barney,  an investment  bank.  From April
1997 to February  1999, Mr. Aloe was IT Architect at IBM Global  Services,  Inc.
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

PRICES OF COMMON STOCK                     HIGH                  LOW
                                         ---------            ---------

2002
----
First Quarter                            $ 20.06               $ 9.90
Second Quarter                           $ 15.65               $ 7.55
Third Quarter                            $  8.95               $ 3.10
Fourth Quarter                           $  5.46               $ 3.23

2001
----
First Quarter                            $ 34.88               $ 19.88
Second Quarter                           $ 32.00               $ 16.75
Third Quarter                            $ 26.28               $ 12.10
Fourth Quarter                           $ 23.49               $ 11.33

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

                                        Number of securities                                  Number of securities
                                          to be issued upon         Weighted-average          remaining available for
                                             exercise of            exercise price of       future issuance under equity
          Plan Category                  outstanding options       outstanding options         compensation plans
-------------------------------------   ---------------------      -------------------     ----------------------------
Equity compensation plans
  approved by security holders               6,676,119                  $ 10.64                       633,700
Equity compensation plans not
  approved by security holders (1)             348,680                     7.80                       119,650
                                        ---------------------      -------------------     ----------------------------
Total                                        7,024,799                  $ 10.50                       753,350
                                        =====================      ===================     ============================

(1)    As a result of our  acquisition  of Javelin on March 31, 2002, we assumed the  outstanding  stock options of Javelin that were granted  pursuant to the Javelin 1999 Stock Option Plan (the "Javelin Plan"). The Javelin Plan
       authorized  grants of stock options of Javelin.  At the acquisition date, the Javelin  options were converted into our options at a conversion rate of 0.51 to one.  The options  granted  under the Javelin  Plan were fully vested at the time of our acquisition of Javelin  pursuant to a change of control  clause within the Javelin Plan. A total of 511,167 shares of our common  stock have been  reserved  for  issuance  upon  exercise  of such options.  Pursuant to the Javelin  Plan,  as amended,  we may grant stock options and stock purchase rights to our employees,  officers,  directors and  consultants.  The maximum  term of an  incentive  stock option grant under the Javelin  Plan is limited to ten years.  The  exercise  price of incentive  stock options  granted under the Javelin Plan must be at least equal to the fair  market  value of our  stock at the date of  grant,  as defined.  The Javelin  Plan was  effective on July 1, 1999 and expires on
       June 30, 2009. At December 31, 2002,  stock  options to purchase  348,680 shares of our common stock were outstanding under the Javelin Plan.

(e) RECENT SALES OF UNREGISTERED SECURITIES

        On October 2, 2002,  we  acquired  an 18%  interest  in  Renaissance  by issuing  100,000  shares of our common stock to each of the three  principals of
Renaissance: Edward Brandman, Daniel Ryan and Ken DeGiglio, with a fair value of
$3.74 per share,  totaling  $1.1  million.  Pursuant to the purchase  agreement,
Messrs. Brandman, Ryan and DeGiglio agreed to contribute an aggregate of 150,000 of such shares of our common stock to Renaissance for  distribution to the other employees of  Renaissance.  Renaissance was formed to  commercialize  the NASDAQ
Platform.

        We have an option to  purchase  a minimum  of 20% to a maximum of 40% of the  total  outstanding  membership  units  of  Renaissance  at a  price  to  be determined  based upon a formula  between October 2004 and October 2006. We also loaned $1.5 million to Renaissance,  for which Renaissance  issued a convertible secured  promissory  note.  The note bears an interest  rate of 5.5%,  is due in
October  2007,  or  is  convertible  into  6,400,000  units  (or  32%  of  total outstanding  membership  units,  subject to  dilution)  of  Renaissance,  at our option, anytime after October 2003.

                                   NYFIX, INC.

        In connection with our investment in  Renaissance,  we acquired for $1.0 million, the intellectual property rights and source code to the Platform, which was developed over the last several years by a major bank and brokerage firm and contributed  such  intellectual  property  and source  code to  Renaissance.  In addition,  we funded $1.0 million of certain of Renaissance  operating costs and capital  expenditures,  through  December 31,  2002.  In  consideration  for the intellectual  property rights contributed and the funding of the operating costs and capital expenditures,  we will share in 50% of Renaissance's revenue for, at minimum, 3 years.

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

                                                   YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------------------
                                  2002 (1)      2001 (1)     2000 (1)      1999 (1)         1998
                               -------------- ------------- ------------- ------------    ---------
                                (AS RESTATED) (AS RESTATED) (AS RESTATED) (AS RESTATED)
CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
Revenue                           $ 55,812      $ 41,397      $ 23,980      $ 12,209      $  6,235
Gross profit                        29,102        27,237        15,078         6,938         2,970
Operating expense                   37,480        25,647        16,600        23,400         5,237
(Loss) income from operations       (8,378)        1,590        (1,522)      (16,462)       (2,267)
Net (loss) income                   (5,045)       (3,457)        5,005       (16,570)       (2,234)
Net (loss) income per common
  share:
  Basic                           $  (0.17)     $  (0.13)     $   0.20      $  (0.76)     $  (0.11)
  Diluted                         $  (0.17)     $  (0.13)     $   0.19      $  (0.76)     $  (0.11)

                                                      AS OF DECEMBER 31,
                               --------------------------------------------------------------------
                                  2002 (1)      2001 (1)     2000 (1)      1999 (1)         1998
                               -------------- ------------- ------------- ------------    ---------
                                (AS RESTATED) (AS RESTATED) (AS RESTATED) (AS RESTATED)
CONSOLIDATED BALANCE SHEET
   DATA:
Cash and cash equivalents         $ 11,213      $  4,968      $  4,867      $ 16,887      $  3,948
Short-term investments              10,727        28,974          --            --            --
Working capital                     30,823        47,513         9,159        18,942         5,970
Property and equipment, net         18,186        14,366        11,472         6,056         2,854
Goodwill                            49,261            34          --            --            --
Total assets                       146,615        96,249        56,428        38,401        12,998
Long-term debt, including
   current portion                   1,753         1,501         3,823         2,500         1,800
Stockholders' equity               132,863        86,919        41,097        29,427         8,119

        (1) See Item 7,  "Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations"  and Note 2 to the  Consolidated  Financial
Statements.

        Certain  reclassifications  have been made in the consolidated financial statements  to  conform  to  the  current  year's  presentation.  In  connection therewith,  we  reclassified  certain  operating  expenses  to cost of  revenue, primarily  related to the Company's  data center,  totaling  $4.8 million,  $2.5 million,  $1.5 million and $.7 million during the years ended December 31, 2001,
2000, 1999 and 1998, respectively.

                                   NYFIX, INC.

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

                                   NYFIX, INC.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        The following discussion and analysis gives effect to the restatement of our  financial  statements to account for our 1999 and 2001  investments  in and
2002 acquisition of an additional 30% ownership interest in NYFIX Millennium, as discussed in Note 2 of the Consolidated Financial Statements.

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
environment.

        On October 27, 1999,  NYFIX Millennium was formed by us and seven global international  investment  banks and brokerage firms  consisting of the "Initial
Partners": Deutsche Bank US Financial Markets, ABN Amro Securities (formerly ING
Barings),  Lehman Brothers,  Morgan Stanley Dean Witter Equity Investments Ltd.,
Alliance Capital  Management  (formerly Sanford C. Bernstein & Co.), Societe
Generale Investment Corporation (formerly SG Cowen) and UBS Warburg. The Initial
Partners  invested  $14.0 million  ($2.0  million  each) in NYFIX  Millennium in exchange for 175,000 units (25,000 units each) of NYFIX Millennium, collectively owning a 50% ownership  interest in NYFIX  Millennium.  We invested $2.0 million and owned the  remaining  50% (175,000  units).  We  purchased  from the Initial
Partners  an  option  to buy an  additional  30%  ownership  interest  in  NYFIX
Millennium (the "Option").  As  consideration  for the Option,  we issued to the
Initial  Partners an aggregate  of  1,968,750  shares of our common stock with a fair value of $34.6  million on the  measurement  date of October 27, 1999.  The
Option,  which was  exercisable at any time,  had no expiration  date, and would require us to issue an aggregate of an additional  236,250  shares of our common stock to the Initial Partners upon exercise.  Exercising the Option would enable us to increase our  ownership  interest in NYFIX  Millennium to 80% of the total ownership interests.

        On March 16, 2001 and April 2, 2001,  NYFIX  Millennium  added four "New
Partners",  consisting of: Bank of America,  Wachovia Securities (formerly First
Union Securities) and LabMorgan  Corporation (formerly J.P. Morgan & Co. and
Chase  H&Q).  The New Partners  invested $8.0 million ($2.0 million each) in
NYFIX  Millennium  in exchange for 100,000  units  (25,000  units each) of NYFIX
Millennium.  To maintain  our 50%  ownership  interest in NYFIX  Millennium,  we reduced  certain of our rights to share future dividend  distributions  of NYFIX
Millennium.  We  purchased  a similar  Option to buy from the New  Partners,  an additional  ownership  interest  in NYFIX  Millennium,  for  which we  issued an aggregate of 376,000  shares of our common stock to the New Partners with a fair value of $8.4 million on the measurement  dates of March 16, 2001 for one of the
New  Partners  and April 2, 2001 for the other three New  Partners.  The Option, which was also  exercisable at any time, had no expiration date, and required us to issue an aggregate of an additional  60,000 shares of our common stock to the
New Partners upon exercise. Exercising the Option would continue to enable us to increase  our  ownership  interest  in  NYFIX  Millennium  to 80%  of the  total ownership interests.

        Effective February 1, 2002, we exercised the Option. In exchange for the increased  ownership  interest  in NYFIX  Millennium,  we issued to the  Initial
Partners and New Partners an  aggregate of 296,250  shares of our common  stock,

                                   NYFIX, INC.

with a fair value of $4.5  million.  As a result,  we increased our ownership of
NYFIX  Millennium to 80%. The excess of the purchase  price of $9.1 million over the fair value of the net assets acquired was $6.9 million and has been recorded as goodwill. Some of our key considerations for the acquisition of an additional
30% ownership interest in NYFIX Millennium included our ability to control NYFIX
Millennium's  operations to affect  changes in its business model as a result of the attractiveness of the synergies anticipated with our recently-acquired NYFIX
Transaction Services broker-dealer and soon-to-be acquired Javelin business.

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
In utilizing the FIX protocol technology, companies can eliminate the high costs and  associated  risks of  developing  their own  proprietary  network links and implementing a non-standard  protocol.  Javelin has over 1,000  installations at more than 350 major buy and sell-side institutions,  securities clearing houses, hedge fund managers, exchanges and ECNs worldwide,  including over 50 clients in
Europe and 20 in Asia.  Some of our key  considerations  for the  acquisition of
Javelin included increased  connectivity to the buy-side  institutional  market,
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

RENAISSANCE

        On October 2, 2002,  we  acquired  an 18%  interest  in  Renaissance,  a limited  liability  company.  Renaissance was formed to commercialize the NASDAQ
Platform.  We acquired our  interest in return for 300,000  shares of our common stock with a fair value of $3.74 per share,  totaling $1.1 million. We have also loaned $1.5 million to Renaissance,  for which Renaissance  issued a convertible secured  promissory  note.  The Note bears an interest  rate of 5.5%,  is due in
October  2007  or  earlier,  as  set  forth  therein,  and is  convertible  into additional equity in Renaissance,  at our option, at certain times over the next five years.  We also have an option to purchase up to a controlling  interest in
Renaissance  at a price to be determined  based upon a formula,  as defined.  In connection with our investment,  we acquired, for $1.0 million, the intellectual property  rights and source code to the Platform,  which was developed  over the last  several  years by a major bank and  brokerage  firm and  contributed  such intellectual  property  rights  and  source  code to  Renaissance.  We  provided
Renaissance an additional  $1.0 million in the first quarter of 2003 in exchange for a secured promissory note.

                                   NYFIX, INC.

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

        We believe the following accounting policies, among others, are critical to the understanding of our results of operations due to the assumptions we must make in their  application.  Senior management has discussed the development and
selection  of  these  accounting  policies,  and  estimates,   and  the  related
disclosures  with  the  Audit  Committee  of  the  Board  of  Directors  ("Audit
Committee"). See Note 1 in the Notes to the Consolidated Financial Statements in
Item 15 of this  Annual  Report on Form  10-K/A for our  significant  accounting policies.

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

                                   NYFIX, INC.

        Transaction  revenue  contracts  provide for  transaction  or  execution services,  which are  comprised of a usage or  transaction-based  fee for trades executed  through our  broker-dealer  operations.  Revenue on these contracts is generally  invoiced  in  arrears  and  recognized  in the  period in which it is earned.  We  periodically  enter  into  contracts,  which  include  subscription
equipment   and   telecommunication   charges  to  be   invoiced  at  a  minimum
transaction-based  fee.  We account  for these  contracts  as both  subscription revenue,  for its minimum fee, and transaction revenue, for the amount earned in excess of its minimum fee. We value the minimum fee as the fair value of similar subscription equipment leased and telecommunication  charges provided to similar customers.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

                                                       YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                   2002             2001          2000
                                               -------------   -------------    --------
REVENUE:                                                      (IN THOUSANDS)

    Technology Services                       $       48,853     $   41,397     $23,980
    Transaction Service                                7,109           --          --
    Eliminations                                        (150)          --          --
                                              --------------     ----------     -------
        Total revenue                         $       55,812     $   41,397     $23,980
                                              ==============     ==========     =======

Gross profit:
    Technology Services                       $       28,608     $   27,237     $15,078
    Transaction Services                                 494           --          --
                                              --------------     ----------     -------
        Total gross profit                    $       29,102     $   27,237     $15,078
                                              ==============     ==========     =======

Gross profit, as a percentage of revenue:
    Technology Services                                   59%            66%         63%
    Transaction Services                                   7%            --          --
                                              --------------     ----------     -------
        Total                                             52%            66%         63%
                                              ==============     ==========     =======

        The following table shows our revenue, cost of revenue, gross profit and operating expense expressed as percentages of revenue for the periods indicated:

                                   NYFIX, INC.

                                                 YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                               2002       2001       2000
                                             -------     -------    --------
REVENUE:
    Subscription                               56.8%      70.0%      66.5%
    Sale                                       15.3%      19.6%      21.2%
    Service contract                           15.2%      10.4%      12.3%
    Transaction                                12.7%        --         --
                                              -----      -----      -----
        Total revenue                         100.0%     100.0%     100.0%
                                              -----      -----      -----

COST OF REVENUE:
    Subscription                               50.8%      41.5%      47.4%
    Sale                                       24.3%      11.0%      13.2%
    Service contract                           22.6%      28.7%      23.0%
    Transaction                                93.1%        --         --
                                              -----      -----      -----
         Total cost of revenue                 47.9%      34.2%      37.1%
                                              -----      -----      -----

GROSS PROFIT:
    Subscription                               49.2%      58.5%      52.6%
    Sale                                       75.7%      89.0%      86.8%
    Service contract                           77.4%      71.3%      77.0%
    Transaction                                 6.9%        --         --
                                              -----      -----      -----
        Total gross profit                     52.1%      65.8%      62.9%
                                              -----      -----      -----

OPERATING EXPENSE:
    Selling, general and administrative        53.5%      29.6%      40.9%
    Research and development                    2.5%       1.1%      17.5%
    Equity in loss of NYFIX Millennium          2.4%      27.9%       7.2%
    Depreciation and amortization               8.7%       3.4%       3.6%
                                              -----      -----      -----
        Total operating expense                67.2%      62.0%      69.2%
                                              -----      -----      -----

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

                                   NYFIX, INC.

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

        Equity in loss of NYFIX  Millennium  relates to the operating losses for our unconsolidated affiliate prior to its acquisition by us.

        Depreciation  and  amortization  expense  consists of  depreciation  and amortization of corporate equipment and software, and amortization of intangible assets.

        Certain   reclassifications   have  been   made  in  the  prior   years'
consolidated financial statements to conform to the current year's presentation.
In connection  therewith,  we reclassified  certain operating expense to cost of revenue,  primarily related to the Company's data center,  totaling $4.8 million
and  $2.5  million   during  the  years  ended   December  31,  2001  and  2000,
respectively.

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

                                   NYFIX, INC.

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

        Transaction  revenue  amounted to $7.1 million for 2002, and represented
12.7% of total revenue for the year. Transaction revenue was attributable to our broker-dealer  businesses,  including NYFIX Transaction Services,  which started generating  revenue on July 1, 2002,  and NYFIX  Millennium,  whose results have been included in our consolidated  financial statements since our acquisition of an additional 30% ownership interest in NYFIX Millennium on February 1, 2002.

COST OF REVENUE

        Total cost of revenue increased $12.5 million,  or 88%, to $26.7 million for 2002,  from $14.2 million in 2001,  due  primarily to increased  data center costs of $3.8  million,  clearing,  execution  and other  costs  related  to our recently acquired NYFIX Millennium and NYFIX Transaction Services businesses, of
$2.5 million,  increased  costs  attributable  to support our recently  acquired
Javelin  business of $2.5 million,  increased  telecommunication  charges due to more desktop  connections and increased  capacity in our data centers to support our core business, of $1.7 million,  increased depreciation expense attributable to  investment  in data center  equipment  to support our  subscription  revenue components,  of $1.3  million,  and  increased  amortization  expense of product enhancement costs due to continued efforts to maintain  competitive  products of
$0.6 million.

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

                                   NYFIX, INC.

        Transaction  cost of revenue was $6.6 million for 2002, and  represented
93.1% of transaction  revenue.  Transaction  cost of revenue was attributable to our previously mentioned broker-dealer  businesses,  including NYFIX Transaction
Services,   which  started  generating  revenue  on  July  1,  2002,  and  NYFIX
Millennium,  which  results  have been  included in our  consolidated  financial statements  since our  acquisition  of an additional  30% ownership  interest in
NYFIX  Millennium  on February 1, 2002.  Transaction  cost of revenue  primarily included data center cost, including labor,  maintenance,  lease,  communication and data feed expenses, of $3.3 million,  clearing and execution related fees of
$1.9 million and depreciation and amortization expense of $1.0 million.

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

        Transaction gross profit was 6.9% for 2002. Transaction gross profit was adversely  affected by the impact of certain fixed costs  incurred  prior to the start of our NYFIX  Transaction  Services  business,  which  started  generating revenue on July 1, 2002, and NYFIX Millennium,  which results have been included in our consolidated  financial statements since our acquisition of an additional
30% ownership interest in NYFIX Millennium on February 1, 2002. Gross profit was also adversely  affected by higher data center costs to handle  increased system demands.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative expense increased $17.7 million, or
144%, to $29.9 million for 2002,  from $12.2 million for 2001.  The increase was primarily  due to the  selling,  general  and  administrative  expense  for  our recently acquired NYFIX Millennium and Javelin  businesses and start-up expenses related to NYFIX Transaction  Services of $13.2 million,  and increased costs of corporate departments to support a larger organization,  of $4.5 million,  which reflects  increased  salaries,  commissions  and  related  benefit  costs,  rent expense,  and various office expenses due to an increase in personnel to support our growth and acquisitions.  As a percentage of total revenue,  selling general and  administrative  expense  increased to 53.5% in 2002 from 29.6% in 2001. The increase as a percentage of total revenue was attributable to increased  expense to support our growth and acquisitions.

                                   NYFIX, INC.

RESEARCH AND DEVELOPMENT

        Research  and  development  expense  increased to $1.4 million for 2002, from $0.5 million for 2001,  primarily as a result of our continuing  efforts to develop new products and services.  As a percentage of total  revenue,  research and development expense was 2.5% for 2002 as compared to 1.1% for 2001.

EQUITY IN LOSS OF NYFIX MILLENNIUM

        Effective  February 1, 2002,  we  exercised  the Option to increase  our ownership  interest  in  NYFIX  Millennium,  from  50% to 80% and at  that  date consolidated NYFIX Millennium's financial statements.  NYFIX Millennium incurred operating  losses  of $1.3  million  for the  month of  January  2002,  which we recognized  under the equity  method.  This  compares to $11.6  million of NYFIX
Millennium losses for 2001 which we recognized under the equity method.

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

INCOME TAXES

        We recorded an income tax benefit of $3.6 million for 2002,  compared to a provision  for income taxes of $5.4  million for 2001.  The income tax benefit was  attributable  to our  pretax  loss in 2002 and  certain  Federal  and state research and  development tax credits,  of $0.9 million,  available for research and development expenses incurred during 1999 to 2002. We will receive no income tax benefit for the equity in loss of NYFIX  Millennium  of $1.3 million in 2002

                                   NYFIX, INC.

and $11.6 million in 2001 as these operating losses are allocated to the Initial
Partners and New Partners for income tax purposes. Our effective tax rate of 41%
in 2002 was higher than the Federal  statutory  rate primarily due to the impact of the  aforementioned  research  and  development  tax credits of 9%, and state income  taxes of 5%. This benefit was offset by the impact of the equity in loss of NYFIX  Millennium of 8%. Our effective tax provision rate of 276% in 2001 was higher than the combined  Federal  statutory  income tax rate  primarily  due to impact of the equity in loss of NYFIX  Millennium of 206% and that impact on our state income taxes of 34%.

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

                                   NYFIX, INC.

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

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative expense decreased slightly to $12.2 million for 2001, from $12.4 million for 2000. The decrease was primarily due to the absence of costs  attributable to NYFIX  Millennium,  which was consolidated for ten months of 2000, and accounted for under the equity method in 2001.  This decrease was substantially offset by increased salaries and commissions, related personnel costs, rent expense and various office expenses to support an increase in employees of 24% in 2001 from 2000 to support our growth.  As a percentage of total revenue,  selling general and administrative expense decreased to 29.6% in
2001 from 40.9% in 2000.  The  decrease  as a  percentage  of total  revenue was attributable  to a greater  increase  in revenue as  compared  to the  increased expense to support our growth and acquisitions.

                                   NYFIX, INC.

RESEARCH AND DEVELOPMENT

        Research and development expense decreased $1.1 million, or 73%, to $0.5 million for 2001 from $1.6 million for 2000. In 2000, we recognized $1.5 million of expense related to NYFIX Millennium's  research and development of an ATS. As a percentage of total  revenue,  research and  development  expense was 1.1% for
2001 as compared to 6.9% for 2000.

EQUITY IN LOSS OF NYFIX MILLENNIUM

        Effective November 1, 2000, we no longer controlled the NYFIX Millennium
Board of Directors  and,  accordingly,  accounted  for our  investment  in NYFIX
Millennium  under the equity  method.  As such, we  recognized  $11.6 million of
NYFIX Millennium's  operating losses in 2001. For November and December 2000, we recognized $1.7 million of NYFIX Millennium's  operating losses under the equity method.  For January through October 2000, we consolidated  NYFIX Millennium and recognized an operating loss of $5.6 million.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense increased $0.5 million, or 62%, to
$1.4 million for 2001,  from $0.9 million for 2000.  This increase was primarily attributable to additional  investment in  administrative  support equipment and leasehold  improvements to support our growth. As a percentage of total revenue, depreciation and amortization  expense was 3.4% for 2001 as compared to 3.6% for
2000.  The decrease in percentage of revenue was primarily  attributable  to the impact of the aforementioned costs.

INTEREST EXPENSE

        Interest  expense of $0.3  million for 2001 was  constant  with the $0.3 million for 2000, as we had increased  interest on capital lease  obligations of
$0.1 million,  offset by a decrease in loan interest expense of $0.1 million due to the payoff of our line of credit during July 2001.

INVESTMENT INCOME

        Investment  income remained  constant at $0.8 million for 2001 and 2000, principally  due to the higher  average  investment  balances as a result of the proceeds from our offering of common stock in June 2001 being  comparable to the investment income earned by NYFIX Millennium as a result of their cash balances, which we consolidated in 2000.

INCOME TAXES

        Our income tax  provision  increased to $5.4 million in 2001 as compared to a benefit of $6.1 million for 2000. We will receive no income tax benefit for the equity in loss in our of NYFIX  Millennium  of $1.3 million and $5.6 million in 2001 and 2000,  respectively,  as these operating losses are allocated to the
Initial  Partners and New Partners for income tax  purposes.  Our  effective tax provision  rate of 276% in 2001 was higher than the combined  Federal  statutory income  tax  rate  primarily  due to  impact  of the  equity  in loss  of  NYFIX
Millennium  of 206%  and that  impact  on our  state  income  taxes of 34%.  Our effective  income tax benefit  rate of 558% for 2000 was higher than the Federal statutory  tax  benefit  rate due to the  impact of the  reversal  of  valuation allowances  of 784%,  as we believed  that we would realize the benefit of prior income tax net operating losses and other temporary differences,  which resulted in the previously established valuation allowance. This was offset by the impact of the equity in loss of NYFIX  Millennium  of 229% and that impact on our state income taxes of 41%.

                                   NYFIX, INC.

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
This  may  cause  Javelin   capital  sale  revenue  to  be   unpredictable   and
inconsistent.  As such, this too, may unfavorably impact our working capital. In addition, our unconsolidated affiliates, Renaissance and EuroLink, have received
$3.1 million in funding from us in the past. We may provide  additional  funding to them,  until they  generate  positive  cash flow or obtain  other  sources of capital.  Such additional  funding,  if necessary,  may  unfavorably  impact our working capital.

                                   NYFIX, INC.

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

                                        CAPITAL    OPERATING      TOTAL
                                        -------    ---------      -----
YEAR ENDING DECEMBER 31,                        (IN THOUSANDS)
-----------------------
  2003                                  $ 1,161     $ 4,983     $ 6,144
  2004                                      551       4,898       5,449
  2005                                      136       2,224       2,360
  2006                                       --         786         786
  2007                                       --         820         820
  Thereafter                                 --       2,030       2,030
                                        -------     -------     -------
     Total minimum lease payments       $ 1,848     $15,741     $17,589
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

CASH PROVIDED BY OPERATING ACTIVITIES

        Net cash provided by operating  activities in 2002 was $4.1 million,  as our net loss of $5.0 million, adjusted for non-cash items, such as depreciation, amortization,  deferred  taxes,  provision for bad debts,  and equity in loss of unconsolidated  affiliates  provided $7.2 million.  Unfavorable  working capital changes offset by other changes,  net of assets acquired and liabilities assumed from our recently  acquired NYFIX Millennium and Javelin  businesses,  decreased cash by $3.1 million.

        Net cash provided by operating  activities in 2001 was $10.6 million, as our net loss of $3.5 million, adjusted for non-cash items, such as depreciation, amortization,  deferred taxes, provision for bad debts and equity in loss of our unconsolidated affiliate, NYFIX Millennium,  provided $16.3 million. Unfavorable working capital offset by other changes decreased cash by $5.7 million.

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

        The 2002 cash provided by investing  activities  was $2.9 million.  This consisted  primarily of net proceeds  from the sales and purchases of short-term investments of $22.4 million, offset by payments for our recently acquired NYFIX
Millennium  and  Javelin  businesses,  net of cash  acquired,  of $6.8  million, investments  in and  net  advances  to our  unconsolidated  affiliates  of  $5.3 million, capital expenditures, mostly for data center equipment and software, of
$4.6 million and product enhancement costs of $2.8 million.

                                   NYFIX, INC.

        The 2001 cash used in  investing  activities  was  $56.0  million.  This consisted primarily of net purchases of short-term  investments of $29.0 million using the proceeds from our follow-on offering,  investment in and loans and net advances to NYFIX Millennium of $17.2 million, capital expenditures,  mostly for data center  equipment  and to support our  infrastructure,  of $7.1 million and product enhancement costs of $2.7 million.

CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES

        In 2002, our net cash used in financing activities totaled $0.7 million, consisting  primarily of principal  payments under capital lease  obligations of
$1.2  million,  offset by net  proceeds  from the  exercise of stock  options by employees of $0.5 million.

        In 2001,  our net cash  provided by financing  activities  totaled $45.6 million, consisting primarily of $57.3 million raised in our follow on offering,
$8.0  million  provided by  proceeds  from  issuance of common  stock to the New
Partners of NYFIX Millennium, and $2.2 million provided by net proceeds from the exercise of stock options by employees, offset by purchases of treasury stock of
$19.1  million,  repayments  of  borrowings  under our credit  facility  of $2.0 million and principal payments under capital lease obligations of $0.8 million.

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

        In July  2002,  the FASB  issued  SFAS No.  146,  ACCOUNTING  FOR  COSTS
ASSOCIATED  WITH EXIT OR DISPOSAL  ACTIVITIES.  SFAS No. 146 requires  recording costs  associated  with exit or disposal  activities at their fair values when a liability has been incurred.  Under previous  guidance,  certain exit costs were accrued upon management's commitment to an exit plan. The provisions of SFAS No.
146 are effective for exit or disposal  activities  initiated after December 31,
2002. We do not expect that adoption of SFAS No. 146 will have a material effect on our financial position, results of operations or cash flows.

                                   NYFIX, INC.

        In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on No. 00-21,  REVENUE ARRANGEMENTS WITH MULTIPLE  DELIVERABLES.  EITF
No. 00-21 applies to certain  contractually  binding  arrangements under which a company performs  multiple revenue  generating  activities and requires that all
companies   account  for  each  element  within  an  arrangement  with  multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone  basis,  (b) there is objective  and reliable  evidence of fair value and (c) the amount of the total  arrangement  consideration is fixed. EITF
No. 00-21 is effective for revenue  arrangements  entered into in fiscal periods beginning  after June 15, 2003.  We are  evaluating  the  provisions of EITF No.
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
operations or cash flows.

FACTORS AFFECTING OPERATING RESULTS

SOME  OF OUR  RECENTLY  ACQUIRED  SUBSIDIARIES  HAVE  NOT  BEEN  PROFITABLE  AND
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

                                   NYFIX, INC.

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
We provided  Renaissance an additional $1.0 million in the first quarter of 2003 in exchange for a secured promissory note. Renaissance may need additional funds from us,  until they  generate  positive  cash flow or obtain  other  sources of capital.  We cannot  provide  assurance  that  additional  interim  funding,  if necessary, won't have an adverse impact on our liquidity.

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

                                   NYFIX, INC.

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

ANY  INFILTRATION  OF  HARMFUL  VIRUSES  COULD  CAUSE  US TO LOSE  REVENUES  AND
CUSTOMERS AND SUBJECT US TO LIABILITY FOR CUSTOMER LOSSES.

        We utilize  multiple  methods to combat viruses.  The first method is to prevent  viruses from entering our NYFIX Network.  This is done by placing rigid restrictions on our NYFIX Network,  called access  controls lists ("ACL").  ACLs are used where clients or vendors connect to our NYFIX Network.  A second method of preventing viruses from entering our NYFIX Network is the use of firewalls. A firewall  typically guards an internal network against malicious access from the outside;  however,  firewalls  may also be  configured  to limit  access  to the outside from internal users. In spite of the ACLs and firewalls, it may still be possible for viruses to enter our NYFIX Network.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

WE MAY NOT BE ABLE TO PROTECT  OUR  INTELLECTUAL  PROPERTY  RIGHTS,  WHICH COULD
WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE OUR COSTS.

        Our success and ability to compete are dependent to a significant degree on our intellectual  property rights, which include our proprietary  technology, trade secrets and client base. However,  no one patent,  trademark or other form of intellectual property rights is critical to our business.

        Despite  our  efforts to protect our  proprietary  rights,  unauthorized parties  may  attempt  to copy or  otherwise  obtain  and  use our  products  or technology.  Monitoring  unauthorized  use of our products is  difficult  and we cannot be certain that the steps we have taken will prevent  unauthorized use of our technology, particularly in foreign countries where the laws may not protect our  proprietary  rights as fully as in the U.S.. If competitors are able to use our technology,  our ability to compete effectively could be harmed.  Litigation may be necessary in the future to enforce our intellectual  property rights,  to protect  our  trade  secrets,  to  determine  the  validity  and  scope  of  the proprietary  rights of others,  or to defend against claims of  infringement  or invalidity.  Litigation,  whether or not successful, could result in substantial costs and diversions of resources.

        We may in the future receive  notices of claims of infringement of other parties' proprietary rights. We cannot assure you that claims of infringement or invalidity,  or claims for indemnification  resulting from infringement  claims, will not be asserted or prosecuted against us. Any such claims,  with or without

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

        Not applicable.

                                   NYFIX, INC.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The  information  required  by  this  Item  is  incorporated  herein  by reference to the Section  entitled  "Proposal No. 1 - Election of Directors" and
"Executive  Compensation"  in our Proxy  Statement  for the June 10, 2003 Annual
Meeting of Stockholders, which was filed with the SEC on April 30, 2003.

ITEM 11. EXECUTIVE COMPENSATION

        The  information  required  by  this  Item  is  incorporated  herein  by reference  to  the  Section  entitled  "Executive  Compensation"  in  our  Proxy
Statement for the June 10, 2003 Annual Meeting of Stockholders,  which was filed with the SEC on April 30, 2003.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

        The  information  required  by  this  Item  is  incorporated  herein  by reference to the Section  entitled  "Security  Ownership" of our Proxy Statement for the June 10, 2003 Annual Meeting of  Stockholders,  which was filed with the
SEC on April 30, 2003.  Information regarding securities authorized for issuance under our  equity  compensation  plans is set  forth in Part II,  Item 5 of this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The  information  required  by  this  Item  is  incorporated  herein  by
reference  to  the  Section   entitled   "Certain   Relationships   and  Related
Transactions"  in our Proxy  Statement  for the June 10, 2003 Annual  Meeting of
Stockholders, which was filed with the SEC on April 30, 2003.

ITEM 14. CONTROLS AND PROCEDURES

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

        On May 27, 2004, we restated the consolidated  financial statements that appear in this Form 10-K/A.  The  restatement  relates to our accounting for our
1999 and 2001  investments in and 2002 acquisition of an additional 30% interest in NYFIX  Millennium.  Based on an evaluation of the effectiveness of the design and  operation of our  disclosure  controls and  procedures,  in light of, among other things, the facts and circumstances of our May 27, 2004 restatement of our financial  statements,  our Chief Executive  Officer and Chief Financial Officer
concluded  that,  as of the  end of the  period  covered  by  this  report,  our disclosure  controls and procedures  were  effective to ensure that  information required to be disclosed  in our  Exchange  Act reports is recorded,  processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        In  light  of  our   determination  on  May  27,  2004  to  restate  our
consolidated   financial  statements  that  appear  in  this  Form  10-Q/A,  our
management   directed   that  steps  be  taken  to  review  the   operation  and
effectiveness  of our  internal  controls  and  procedures  with  respect to our accounting for investment and acquisition transactions.

                                   NYFIX, INC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

            (1) Financial Statements

                   See index to Financial Statements on Page F-1.

            (2) Financial Statement Schedules

                   Schedule II - Valuation and Qualifying Accounts - see Note 18
            in the Notes to Consolidated Financial Statements.

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

                                  NYFIX, INC.

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
          10.11      Amendment  No. 1 to NYFIX,  Inc.  2001 Stock  Option  Plan.
                     Incorporated  herein by reference from Exhibit 10.11 to the
                     Registrant's  Annual Report on Form 10-K for the year ended
                     December 31, 2002 ("2002 10-K").
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
                     Registrant.  Incorporated  herein by reference from Exhibit
                     10.13 to 2002 10-K.
          10.14      Convertible   Secured   Promissory  Note  from  Renaissance
                     Trading  Technologies,  LLC to the Registrant,  dated as of
                     October 2, 2002, in the  principal  amount of $1.5 million.
                     Incorporated herein by reference from Exhibit 10.14 to 2002
                     10-K.
          10.15      Amended and Restated Limited  Liability  Company  Operating
                     Agreement  of  Renaissance   Trading   Technologies,   LLC.
                     Incorporated herein by reference from Exhibit 10.15 to 2002
                     10-K.
          10.16      Employment  Agreement between Lars Kragh and the Registrant dated  January 1, 2003.  Incorporated  herein by  reference from Exhibit 10.16 to 2002 10-K.
          10.17      Employment   Agreement   between   Mark  R.  Hahn  and  the
                     Registrant  dated January 1, 2003.  Incorporated  herein by reference from Exhibit 10.17 to 2002 10-K.

                                  NYFIX, INC.

          10.18      Employment  Agreement  between  Robert  C.  Gasser  and the
                     Registrant dated September 21, 2001. Incorporated herein by reference from Exhibit 10.18 to 2002 10-K.
          21.1       Subsidiaries  of the Registrant
          23.1       Consent  of  Deloitte  & Touche  LLP
          23.2       Consent of  Deloitte  & Touche  LLP
          24.1       Power of  Attorney (see signature page)
          31.1       Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act of 2002
          31.2       Certification  of  Chief  Financial   Officer  pursuant  to
                     Section 302 of the Sarbanes-Oxley Act of 2002
          32.1       Certification  of  Chief  Executive   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002
          32.2       Certification  of  Chief  Financial   Officer  pursuant  to
                     Section 906 of the Sarbanes-Oxley Act of 2002

           ------------------------

(b) REPORTS ON FORM 8-K

        None.

(c) EXHIBITS

        See in Item 15(a)3.

(d) FINANCIAL STATEMENT SCHEDULES

        See in Item 15(a)2.

                                  NYFIX, INC.

                                   SIGNATURES

        Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities
Exchange Act of 1934,  the  Registrant  has caused this report to be signed this
28th  day  of May  2004  on  our  behalf  by  the  undersigned,  thereunto  duly authorized.

                                             NYFIX, INC.

                                             By: /s/ Peter Kilbinger Hansen
                                                 ------------------------------
                                                 Peter Kilbinger Hansen
                                                 Chairman of the Board
                                                    and President
                                                 (Chief Executive Officer)

                                POWER OF ATTORNEY

        NYFIX,  Inc.  and  each  of the  undersigned  do  hereby  appoint  Peter
Kilbinger  Hansen and Mark R. Hahn, and each of them severally,  its or his true and lawful attorney to execute on behalf of NYFIX,  Inc. and the undersigned any and all  amendments  to this  Annual  Report on Form 10-K/A and to file the same with all exhibits thereto and other documents in connection therewith,  with the
Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

        Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Kilbinger Hansen       Chairman of the Board and President    May 28, 2004
--------------------------       (Principal Executive Officer)
Peter Kilbinger Hansen

/s/ Mark R. Hahn                 Chief Financial Officer and Secretary  May 28, 2004
----------------                 (Principal Financial Officer and
Mark R. Hahn                     Principal Accounting Officer)

/s/ William C. Jennings          Director                               May 28, 2004
-----------------------
William C. Jennings

       *                         Director                               May 28, 2004
--------------------------
George O. Deehan

       *                         Director                               May 28, 2004
--------------------------
William J. Lynch

       *                         Director                               May 28, 2004
--------------------------
Carl E. Warden

* By: /s/ Peter Kilbinger Hansen
      --------------------------------
Peter Kilbinger Hansen
Attorney-in-Fact

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm................... F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 2002 and 2001 (Restated)... F-3

   Consolidated Statements of Operations for the Years Ended
        December 31, 2002, 2001 and 2000  (Restated)...................... F-4

   Consolidated Statements of Stockholders' Equity and Comprehensive
        Income (Loss) for the Years Ended December 31, 2002, 2001
        and 2000  (Restated).............................................. F-5

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2002, 2001 and 2000  (Restated)...................... F-6

Notes to Consolidated Financial Statements................................ F-7

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

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

        We  conducted  our audits in  accordance  with  standards  of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management  as  well as
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

        As discussed in Note 2 to the  consolidated  financial  statements,  the accompanying consolidated financial statements have been restated.

                                                DELOITTE & TOUCHE LLP

Stamford, Connecticut
February 24, 2003
(May 27, 2004 as to the effects of the restatement discussed in Note 2)

                                   NYFIX, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        DECEMBER 31,
                                                                                  ---------------------------
                                                                                     2002           2001
                                                                                  ----------     ------------
ASSETS                                                                            (AS RESTATED - SEE NOTE 2)
                                                                                  --------------------------
Current assets:
   Cash and cash equivalents                                                      $  11,213      $   4,968
   Short-term investments                                                            10,727         28,974
   Accounts receivable, less allowances of $1,207 and $511                           16,601         12,949
   Inventory, net                                                                     1,098          1,599
   Due from unconsolidated affiliates                                                   537          5,222
   Deferred income taxes                                                                590            443
   Prepaid expenses and other                                                         2,938          2,139
                                                                                  ---------      ---------
       Total current assets                                                          43,704         56,294
Property and equipment, net                                                          18,186         14,366
Goodwill                                                                             49,261             34
Acquired intangible assets, net                                                       9,404          4,600
Investments in unconsolidated affiliates                                              5,510          3,879
Notes receivable from unconsolidated affiliates                                       1,519          6,043
Other amounts due from unconsolidated affiliates                                      1,002           --
Deferred income taxes                                                                12,879          7,046
Other assets                                                                          5,150          3,987
                                                                                  ---------      ---------
       Total assets                                                               $ 146,615      $  96,249
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   3,729      $   3,848
   Accrued expenses                                                                   5,360          3,530
   Current portion of capital lease obligations                                       1,089            952
   Deferred revenue                                                                   2,561            451
   Other current liabilities                                                            142           --
                                                                                  ---------      ---------
       Total current liabilities                                                     12,881          8,781
Long-term portion of capital lease obligations                                          664            549
Other long-term liabilities                                                             207           --
                                                                                  ---------      ---------
       Total liabilities                                                             13,752          9,330
                                                                                  ---------      ---------
Commitments and contingencies (See Notes)
Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
   Common stock, $0.001 par value; 60,000,000 shares authorized;
   32,420,558 and 28,869,800 issued                                                      32             29
   Additional paid-in capital                                                       178,818        127,969
   Accumulated deficit                                                              (26,397)       (21,352)
   Treasury stock, 1,301,300 shares, at cost                                        (19,100)       (19,100)
   Due from officers                                                                   (597)          (592)
   Accumulated other comprehensive income (loss)                                        107            (35)
                                                                                  ---------      ---------
       Total stockholders' equity                                                   132,863         86,919
                                                                                  ---------      ---------
       Total liabilities and stockholders' equity                                 $ 146,615      $  96,249
                                                                                  =========      =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     NYFIX, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                      2002         2001          2000
                                                                                   ---------     ----------    ---------
                                                                                        (AS RESTATED - SEE NOTE 2)
                                                                                   -------------------------------------
REVENUE:
   Subscription                                                                     $ 31,715      $ 28,955      $ 15,955
   Sale                                                                                8,517         8,123         5,089
   Service contract                                                                    8,471         4,319         2,936
   Transaction                                                                         7,109          --            --
                                                                                    --------      --------      --------
        Total revenue                                                                 55,812        41,397        23,980
                                                                                    --------      --------      --------

COST OF REVENUE:
    Subscription                                                                      16,105        12,027         7,557
    Sale                                                                               2,072           894           670
    Service contract                                                                   1,918         1,239           675
    Transaction                                                                        6,615          --            --
                                                                                    --------      --------      --------
       Total cost of revenue                                                          26,710        14,160         8,902
                                                                                    --------      --------      --------

GROSS PROFIT:
    Subscription                                                                      15,610        16,928         8,398
    Sale                                                                               6,445         7,229         4,419
    Service contract                                                                   6,553         3,080         2,261
    Transaction                                                                          494          --            --
                                                                                    --------      --------      --------
        Total gross profit                                                            29,102        27,237        15,078
                                                                                    --------      --------      --------

OPERATING EXPENSE:
    Selling, general and administrative                                               29,884        12,239        12,355
    Research and development                                                           1,386           452         1,642
    Equity in loss of NYFIX Millennium                                                 1,340        11,550         1,736
    Depreciation and amortization                                                      4,870         1,406           867
                                                                                    --------      --------      --------
        Total operating expense                                                       37,480        25,647        16,600
                                                                                    --------      --------      --------
(Loss) income from operations                                                         (8,378)        1,590        (1,522)

Interest expense                                                                        (262)         (343)         (333)
Investment income                                                                        628           737           783
Other expense                                                                           (621)          (14)          (20)
                                                                                    --------      --------      --------
(Loss) income before income tax (benefit) provision                                   (8,633)        1,970        (1,092)
Income tax (benefit) provision                                                        (3,588)        5,427        (6,097)
                                                                                    --------      --------      --------
Net (loss) income                                                                   $ (5,045)     $ (3,457)     $  5,005
                                                                                    ========      ========      ========

(Loss) income per common share - basic and diluted
   Basic                                                                            $  (0.17)     $  (0.13)     $   0.20
                                                                                    ========      ========      ========
   Diluted                                                                          $  (0.17)     $  (0.13)     $   0.19
                                                                                    ========      ========      ========

Weighted average common shares outstanding:
   Basic                                                                              30,126        26,784        24,480
                                                                                    ========      ========      ========
   Diluted                                                                            30,126        26,784        26,425
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

                                                             NYFIX, INC.
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                     (AS RESTATED - SEE NOTE 2)
                                                (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                           Common stock issued
                                          ---------------------      Additional      Accumulated       Treasury     Due from
                                            Shares    Par value    paid-in-capital     deficit          stock       officers
                                          ----------  ---------    ---------------   ------------    -----------   -----------
Balance January 1, 2000, as
  previously reported                     23,854,837  $      24    $       35,863    $    (5,370)    $      --     ($      32)
Prior period adjustments                        --           --            17,071        (17,530)           --             --
                                          ----------  ---------    --------------    -----------     -----------    -----------
Balance January 1, 2000, as restated      23,854,837         24            52,934        (22,900)           --           (632)
Net income and
  comprehensive income, as restated             --           --              --            5,005            --             --
Payment for fractional shares                   --           --                (4)          --              --             --
Exercise of stock options and warrants     1,254,713          1             3,988           --              --             --
Advances to officers, net                       --           --              --             --              --            (30)
Issuance of warrants                            --           --                76           --              --             --
Tax benefit from exercise of
  stock options                                 --           --             2,635           --              --             --
                                          ----------   --------       -----------    ----------      -----------    -----------
Balance December 31, 2000                 25,109,550         25            59,629       (17,895)            --           (662)
Comprehensive loss:
  Net loss, as restated                         --           --              --          (3,457)            --             --
  Net unrealized loss on
  available-for-sale securities                 --           --              --             --              --             --

    Total comprehensive loss

Exercise of stock options                    384,250         --             2,223           --              --             --
Issuance of common stock                   3,376,000          4            65,661           --              --             --
Issuance of warrants                            --                             44           --              --             --
Payments from officers, net                     --           --              --             --              --             70
Purchase of treasury stock
   (1,301,300 shares)                           --           --              --             --          (19,100)           --
Tax benefit from exercise of
  stock options                                 --           --               412           --              --             --
                                          ----------   --------    --------------    ----------     -----------    ----------
Balance December 31, 2001                 28,869,800         29           127,969       (21,352)        (19,100)         (592)
Comprehensive loss:
  Net loss, restated                            --           --              --          (5,045)            --             --
  Net unrealized gain on
  available-for-sale securities                 --           --              --             --              --             --

    Total comprehensive loss

Exercise of stock options                    169,612         --               477           --              --             --
Issuance of common stock                   3,381,146          3            50,272           --              --             --
Advances to officers, net                       --           --              --             --              --             (5)
Tax benefit from exercise of
  stock options                                 --           --               100           --              --             --
                                          ----------   --------    --------------    -----------   -----------    -----------
Balance December 31, 2002                 32,420,558    $    32    $      178,818    $   (26,397)  $   (19,100)   $      (597)
                                          ===========   =======    ==============    ===========   ===========    ===========

                                          Accumulated other       Total
                                            comprehensive       stockholder
                                            income (loss)         equity
                                          ----------------    --------------
Balance January 1, 2000, as               $            --     $       29,885
  previously reported
Prior period adjustments                               --               (459)
                                          ---------------      -------------
Balance January 1, 2000, as restated                   --             29,426
Net income and
  comprehensive income, as restated                    --              5,005
Payment for fractional shares                          --                 (4)
Exercise of stock options and warrants                 --              3,989
Advances to officers, net                              --                (30)
Issuance of warrants                                   --                 76
Tax benefit from exercise of
  stock options                                        --              2,635
                                          ---------------      -------------
Balance December 31, 2000                              --             41,097
Comprehensive loss:
  Net loss, as restated                                --             (3,457)
  Net unrealized loss on
  available-for-sale securities                       (35)               (35)
                                                                ------------
    Total comprehensive loss                                          (3,492)
                                                                ------------
Exercise of stock options                              --              2,223
Issuance of common stock                               --             65,665
Issuance of warrants                                   --                 44
Payments from officers, net                            --                 70
Purchase of treasury stock
   (1,301,300 shares)                                  --            (19,100)
Tax benefit from exercise of
  stock options                                        --                412
                                           --------------       ------------
Balance December 31, 2001                             (35)            86,919
Comprehensive loss:                                                       --
  Net loss, restated                                   --             (5,045)
  Net unrealized gain on
  available-for-sale securities                       142                142
                                                                ------------
    Total comprehensive loss                                          (4,903)
                                                                ------------
Exercise of stock options                              --                477
Issuance of common stock                               --             50,275
Advances to officers, net                              --                 (5)
Tax benefit from exercise of
  stock options                                        --                100
                                           --------------       ------------
Balance December 31, 2002                  $          107       $    132,863
                                          ===============       ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                  NYFIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             Year Ended December 31,
                                                                      --------------------------------------
                                                                      --------------------------------------
                                                                        2002           2001            2000
                                                                           (As Restated - See Note 2)
Cash flows from operating activities:
   Net loss (income)                                                  $ (5,045)     $ (3,457)     $  5,005
   Adjustments to reconcile net loss (income) to net cash
      provided by operating activities:
        Depreciation and amortization                                   11,661         6,465         3,999
        Deferred income taxes                                           (2,540)        1,473        (7,283)
        Provision for bad debts                                          1,146           233           416
        Equity in loss of unconsolidated affiliates                      1,952        11,550         1,736
        Changes in assets and liabilities (net of business
          acquisitions):
          Accounts receivable                                             (703)       (1,124)       (5,385)
          Inventory                                                        501           143          (439)
          Prepaid expenses and other                                      (697)       (1,292)         (329)
          Deferred revenue                                                (598)       (5,696)        2,969
          Accounts payable, accrued expenses and other
           liabilities                                                  (1,567)        2,286         6,533
          Other, net                                                       (13)           (1)           49
                                                                      --------      --------      --------
             Net cash provided by operating activities                   4,097        10,580         7,271
                                                                      --------      --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                 (10,631)      (91,183)      (12,759)
   Proceeds from sales of short-term investments                        32,992        62,150         2,000
   Capital expenditures for property and equipment                      (4,566)       (7,121)       (8,421)
   Capitalization of product enhancement costs and other                (2,829)       (2,744)       (2,180)
   Proceeds from sale of equipment                                         387          --            --
   Payments for acquisitions, net of cash acquired                      (6,795)         --            --
   Investments in unconsolidated affiiliates                            (5,000)       (8,000)         --
   Loans and advances to unconsolidated affiiliates, net of
     repayments                                                           (324)       (9,194)       (1,213)
   (Advances to) payments from officers                                   (371)           72            (4)
                                                                      --------      --------      --------
            Net cash provided by (used in) investing activities          2,863       (56,020)      (22,577)
                                                                      --------      --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                   (1,192)         (846)         (200)
   Repayment of borrowings                                                --          (2,000)         (500)
   Purchases of treasury stock                                            --         (19,100)         --
   Proceeds from issuance of common stock to purchase option              --           8,000          --
   Net proceeds from issuance of common stock                              477        59,487         3,986
                                                                      --------      --------      --------
            Net cash (used in) provided by financing activities           (715)       45,541         3,286
                                                                      --------      --------      --------
Net increase (decrease) in cash and cash equivalents                     6,245           101       (12,020)
Cash and cash equivalents, beginning of year                             4,968         4,867        16,887
                                                                      --------      --------      --------
Cash and cash equivalents, end of year                                $ 11,213      $  4,968      $  4,867
                                                                      ========      ========      ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

        From  October  1999 to  November  2000,  the  Company  consolidated  the financial statements of NYFIX Millennium, L.L.C. ("NYFIX Millennium"),  see Note
5, and  recorded  100% of NYFIX  Millennium's  operating  losses as the  Company controlled NYFIX  Millennium's  Board of Directors.  Effective November 1, 2000,
the Company no longer  controlled  the NYFIX  Millennium  Board of Directors and accounted for its investment in NYFIX Millennium under the equity method.  Since the Company was the only investor with a substantive economic investment or risk
of  investment  in  NYFIX  Millennium,   the  Company  absorbed  100%  of  NYFIX
Millennium's  operating losses as an operating expense. On February 1, 2002, the
Company  acquired an  additional  30%  ownership  interest  in NYFIX  Millennium resulting in total ownership  interest of 80% and regained  control of the NYFIX
Millennium Board of Directors.  Effective on that date, the Company consolidated the  financial  statements  of NYFIX  Millennium  and  recognized  100% of NYFIX
Millennium's operating losses.

        The  Company's  ownership of EuroLink  Network,  Inc.  ("EuroLink")  and
Renaissance Trading Technologies, LLC ("Renaissance") is accounted for under the equity  method,  since the  Company  has the  ability  to  exercise  significant influence over the operating and financial policies of those companies.

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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
In connection  therewith,  the Company  reclassified certain operating expenses, primarily related to the Company's data center operations, totaling $4.8 million and $2.5 million to cost of revenue for the 2001 and 2000, respectively.

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

        Transaction  revenue  contracts  provide for  transaction  or  execution services,  which are  comprised of a usage or  transaction-based  fee for trades executed through the Company's broker-dealer operations. Revenue on contracts is generally  invoiced  in  arrears  and  recognized  in the  period in which it is
earned.  The  Company   periodically   enters  into  contracts,   which  include
subscription equipment and telecommunication charges to be invoiced at a minimum transaction-based  fee.  The  Company  accounts  for  these  contracts  as  both subscription  revenue,  for its minimum fee, and  transaction  revenue,  for the amount  earned in excess of its minimum fee. The Company  values the minimum fee as the fair value of similar subscription equipment leased and telecommunication charges provided to similar customers.

        Certain   subscription  and  service  contract  agreements  provide  for invoicing  in advance  of the  service  being  performed,  generally  quarterly.
Revenue on contracts  invoiced in advance is deferred and  recognized as revenue

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

        Research and  development  costs are  expensed as incurred.  These costs consist  primarily of salaries and related costs for  technical and  programming personnel.  Research and development expense was $1.4 million, $0.5 million, and
$4.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company expenses advertising costs as incurred.  Advertising expense was $1.0 million,  $0.2 million,  and $0.2 million for the years ended  December
31, 2002, 2001 and 2000, respectively.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The  Company  considers  all highly  liquid  investments  with  original
maturities  of  three  months  or  less  to  be  cash  equivalents.   Short-term
investments  consist  of  auction  rate  certificates  and  mutual  funds.  Such investments  are stated at fair value as determined by the most recently  traded price of each  security at the  balance  sheet date.  The  Company's  short-term investments are classified as available-for-sale securities under the provisions of Statement of Financial  Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR
CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

BUSINESS CONCENTRATIONS AND CREDIT RISK

        The   Company's   revenue  is  derived  from  the   financial   services
marketplace,  primarily  the brokerage  community.  As of and for the year ended
December 31, 2002, one customer accounted for 11% of accounts receivable, but no customer  accounted  for more than 10% of revenue.  As of and for the year ended
December 31, 2001, one customer accounted for 12% of revenue and 16% of accounts receivable another customer  accounted for 10% of revenue,  and a third customer accounted for 15% of accounts receivable.  For the year ended December 31, 2000, no customer accounted for more than 10% of revenue.

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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
enhancement costs are amortized using the straight-line  method over three years and were included in "other  assets" on the  accompanying  consolidated  balance sheets.

LONG-LIVED ASSETS

        The Company reviews the carrying value of long-lived  assets,  including property and  equipment,  intangible  assets,  investments  and other  long-term amounts due from  unconsolidated  affiliates and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.  If such an event or circumstances  occurs, the related estimated fair value of the assets would be compared to the carrying amount,  and if needed,  the Company  would record an  impairment  charge to the extent by which the carrying  amount exceeds the fair value of the asset.  There was no impairment of long-lived assets recorded for the years ended December 31,
2002, 2001 and 2000.

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

COMPREHENSIVE INCOME (LOSS)

        The Company reflects other comprehensive  income (loss),  which consists of unrealized gains and losses on available-for-sale  securities,  as a separate component  of  stockholders'  equity  as  required  by SFAS No.  130,  REPORTING
COMPREHENSIVE INCOME.

STOCK-BASED EMPLOYEE COMPENSATION

        The Company  accounts for its stock-based  employee  compensation  plans under the recognition and measurement  provisions of Accounting Principles Board
Opinion  ("APB") No. 25,  ACCOUNTING  FOR STOCK ISSUED TO EMPLOYEES  and related interpretations. The Company does not recognize stock-based compensation expense in its reported results as all stock options granted had an exercise price equal to the fair  value of the  underlying  common  stock on the date of  grant.  The following  table  illustrates  the effect on net (loss) income and (loss) income per share if the Company had applied the fair value  recognition  provisions  of
SFAS No. 123, as required by SFAS No. 148, to stock-based employee  compensation
(also see Note 16):

                                                             YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------------
                                                      2002            2001             2000
                                                 -------------     ------------   -------------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net (loss) income, as reported                   $     (5,045)     $     (3,457)  $      5,005
Compensation expense based on the fair value
   method, net of tax                                  (8,046)           (7,948)        (7,327)
                                                 ------------      ------------      ---------
Pro forma net loss                               $    (13,091)     $    (11,405)   $    (2,322)
                                                 ============      ============      =========

(Loss) income per common share - basic:
   As reported                                   $      (0.17)     $      (0.13)   $      0.20
                                                 ============      ============      =========
   Pro forma                                     $      (0.43)     $      (0.43)   $     (0.09)
                                                 ============      ============      =========

(Loss) income per common share - diluted:
   As reported                                   $      (0.17)     $      (0.13)   $      0.19
                                                 ============      ============      =========
   Pro forma                                     $      (0.43)     $      (0.43)   $     (0.09)
                                                 ============      ============      =========

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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
operations or cash flows.

        In July  2002,  the FASB  issued  SFAS No.  146,  ACCOUNTING  FOR  COSTS
ASSOCIATED  WITH EXIT OR DISPOSAL  ACTIVITIES.  SFAS No. 146 requires  recording costs  associated  with exit or disposal  activities at their fair values when a liability has been incurred.  Under previous  guidance,  certain exit costs were accrued upon management's commitment to an exit plan. The provisions of SFAS No.
146 are effective for exit or disposal  activities  initiated after December 31,
2002.  The  Company  does not expect  that  adoption of SFAS No. 146 will have a material effect on its financial position, results of operations or cash flows.

        In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on No. 00-21,  REVENUE ARRANGEMENTS WITH MULTIPLE  DELIVERABLES.  EITF
No. 00-21 applies to certain  contractually  binding  arrangements under which a company performs  multiple revenue  generating  activities and requires that all
companies   account  for  each  element  within  an  arrangement  with  multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone  basis,  (b) there is objective  and reliable  evidence of fair value and (c) the amount of the total  arrangement  consideration is fixed. EITF
No. 00-21 is effective for revenue  arrangements  entered into in fiscal periods beginning  after June 15, 2003. The Company is evaluating the provisions of EITF
No. 00-21 and whether the  implementation of this statement will have a material effect on the Company's financial position, results of operations or cash flows.

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
OF  LIABILITIES.  VIEs  created  after  January  31,  2003 must be  consolidated

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

immediately,  while  VIEs  that  existed  prior  to  February  1,  2003  must be consolidated as of July 1, 2003. The Company is evaluating the provisions of FIN
46 and  whether  the  implementation  of  this  statement,  with  regard  to the
Company's  unconsolidated  affiliates,  will  have  a  material  effect  on  the
Company's financial position, results of operations or cash flows.

2.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the consolidated  financial  statements as of and  for  the  year  ended  December  31,  2002,  management  of the  Company determined to restate its financial  statements to account for its 1999 and 2001 investments in and 2002  acquisition of an additional 30% ownership  interest in
NYFIX  Millennium,  as summarized  below.  See Note 5 for a  description  of the
Company's acquisition of NYFIX Millennium.

ACCOUNTING FOR THE COMPANY'S 1999 INVESTMENT IN NYFIX MILLENNIUM AND ISSUANCE OF
THE COMPANY'S COMMON STOCK TO THE INITIAL PARTNERS

        The Company restated its financial  statements to account for its equity investment in NYFIX Millennium,  the issuance of its common stock to the Initial
Partners to purchase the Option and the Initial  Partners'  cash  contributed to
NYFIX  Millennium as an  "Integrated  Transaction"  with a  measurement  date of
October 27, 1999 (the  "Measurement  Date").  The Measurement  Date was the date when the Company and the "Initial Partners" entered into the Operating Agreement and funded  NYFIX  Millennium,  and when the Company  issued its common stock in exchange  for the "Option"  and a press  release to announce  the  transactions.
See Note 5 for the definitions of Initial Partners and Option.

        Since the fair value of the  Company's  common  stock issued to purchase the Option was greater than the cash equity  investment by the Initial Partners, it was determined that the Initial Partners'  consideration  given in the option transaction  was not viewed as having  economic  substance or  investment  risk.
Thus,  the  Company  restated  its  financial  statements  to  account  for this
Integrated Transaction as a sale of its common stock to the Initial Partners, in exchange  for cash and the  Option.  The  Company  accounted  for the  total $16 million  contributed  to NYFIX  Millennium  (the  Company's  $2 million  and the
Initial Partners' $14 million) as its investment in NYFIX Millennium.

        Viewing the  transactions  as an  Integrated  Transaction,  the restated
accounting  reflected  the  issuance of the  Company's  common stock with a fair value of $34.6  million  on the  Measurement  Date to the  Initial  Partners  in
exchange for $14 million in cash and the Option. The $34.6 million fair value of the Company's common stock issued was $20.6 million in excess of the $14 million
Initial  Partners'  cash equity  investment in NYFIX  Millennium.  Of this $20.6 million  excess,  the Company  allocated $4.2 million to the Option based on its fair value.  As the Option had an indefinite  life, it was not amortized.  There were no additional  intangible assets acquired.  The remaining $16.4 million was accounted for as prior period adjustment related to a 1999 charge to operations, as this amount had no future benefit to the Company

ACCOUNTING FOR THE COMPANY'S COMMON STOCK ISSUED TO THE NEW PARTNERS IN 2001

        The  Company  restated  its  financial  statements  to  account  for the issuance of its common  stock to the New Partners to purchase the Option and the
New Partners' cash contributed to NYFIX Millennium as an Integrated  Transaction
with measurement dates of March 16, 2001 (for one of the New Partners) and April
2, 2001 (for three of the New Partners).  These dates were when the New Partners entered into the Operating  Agreement and funded NYFIX Millennium,  and when the
Company issued its common stock in exchange for the Option and press releases to announce the transactions. See to Note 5 for the definition of New Partners.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

        As with the investment of the Initial Partners,  since the fair value of the  Company's  common  stock issued to purchase the Option was greater than the cash equity  investment  by the New Partners,  the New  Partners'  consideration given in the option  transaction is not viewed as having  economic  substance or investment risk. The Company accounted for this Integrated Transaction as a sale of its common  stock to the New  Partners,  in exchange for cash and the Option.
The Company  accounted for the total $8 million  contributed to NYFIX Millennium
($2  million  from  each  of the  New  Partners)  as  its  investment  in  NYFIX
Millennium.

        Viewing the  transactions as an Integrated  Transaction,  the accounting reflected the issuance of the  Company's  common stock with a fair value of $8.4 million on the measurement  dates to the New Partners in exchange for $8 million in cash and the Option.  The Company allocated the $0.4 million in excess of the
$8 million New  Partners'  cash equity  investment  in NYFIX  Millennium  to the
Option based on its fair value. As the Option had an indefinite life, it was not amortized. There were no additional intangible assets acquired.

RECOGNITION OF NYFIX MILLENNIUM OPERATING LOSSES

        As  described  above,  since the cash equity  investment  by the Initial
Partners  and the New Partners  was not viewed as having  economic  substance or investment risk, the Company accounted for 100% of NYFIX Millennium's  operating losses from the date of NYFIX Millennium's inception.  Accordingly,  the Company recognized  additional operating losses of $1.9 million,  $11.6 million and $7.4 million for the years ended  December  31,  2002,  2001 and 2000,  respectively, aggregating to $20.9 million.  The Company recognized 100% of NYFIX Millennium's operating losses since the Company's  acquisition of an additional 30% ownership interest in NYFIX  Millennium  (attaining a total  ownership of 80%) in February
2002. If and when NYFIX Millennium  achieves  profitability,  24% of its profits will be allocated to the Initial  Partners and New Partners in  accordance  with the contractual agreement amongst the parties.

CONSOLIDATION OF NYFIX MILLENNIUM FINANCIAL STATEMENTS

        Viewing the situation  from NYFIX  Millennium's  inception in 1999 until the  execution of the Amended  Operating  Agreement on November 1, 2000 based on contractual  provisions  that  provided for the  Company's  control of the NYFIX
Millennium  Board of  Directors,  the Company  consolidated  NYFIX  Millennium's financial  statements from inception until November 1, 2000.  Effective with the amendment to the Operating  Agreement,  dated  November 1, 2000,  the Company no longer  controlled the NYFIX  Millennium  Board of Directors  and,  accordingly, accounted for its investment in NYFIX  Millennium  under the equity  method.  On
February 1, 2002, the Company  acquired an additional 30% ownership  interest of
NYFIX  Millennium  resulting in its total  ownership of interests of 80% and the
Company regained  control of the NYFIX  Millennium  Board of Directors.  At that date, the Company consolidated the financial statements of NYFIX Millennium.

ACCOUNTING  FOR THE  COMPANY  EXERCISE OF THE OPTION AND  ALLOCATION  OF THE NET
PURCHASE PRICE

        When the Company  exercised the Option on February 1, 2002,  the Company issued  to the  Initial  Partners  and  the  New  Partners  an  aggregate  of an additional  296,250 shares of its common stock with a fair value of $4.5 million on the date of exercise.  At the point of  exercising  the Option and  regaining control  of the  NYFIX  Millennium  Board of  Directors  and as a result  of the aforementioned items, the Company's aggregate purchase price of NYFIX Millennium was $9.1 million  consisting  of: (i) the Option issued by the Initial  Partners with a fair value of $4.2  million;  (ii) the Option  issued by the New Partners with a fair value of $0.4 million,  and (iii) the Company's  common stock issued to the Initial  Partners  and New  Partners  to exercise  the Option with a fair value of $4.5  million  on the date of  exercise.  The  Company  allocated  $2.2 million of the purchase price to the fair value of intangible  assets  acquired, resulting in goodwill of $6.9 million.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

NET EFFECT OF RESTATEMENT ADJUSTMENTS

        The  net  effect  of the  adjustments  made  to  restate  the  Company's financial  statements with respect to the accounting described above was for the
Company to reduce its total assets and stockholders' equity at December 31, 2002 by $14.2  million.  The total asset  reduction was comprised of i) a decrease in goodwill of $20.9 million for the  Company's  acquisition  of an additional  30%
ownership  interest in NYFIX Millennium from $27.8 million to $6.9 million;  and
ii) an increase in deferred  tax assets of $6.7 million for the tax benefit of a
1999 charge to operations of $16.4 million, which was recorded as a prior period adjustment, related to the purchase of the Option from the Initial Partners. The stockholders'  equity  reduction  was  comprised  of the net  effect  of:  i) an increase in accumulated deficit of $31.7 million,  which included: a) the equity in loss of NYFIX  Millennium of $20.3 million ($1.3  million,  $11.6 million and
$7.4  million  for  the  years  ending   December  31,  2002,   2001  and  2000,
respectively);  b) the reversal of the previously  recorded minority interest of
$0.3  million and the  related  tax  benefit of $0.2  million for the year ended
December 31, 2002; c) the elimination of inter-company  interest income relating to the note  receivable  from NYFIX  Millennium  of $38,000  and $43,000 for the years ended  December  31, 2002 and 2001,  respectively;  d) the  aforementioned prior period adjustment related to 1999 of $9.7 million, net of tax benefit of
$6.7 million;  and e) a prior period adjustment of $1.1 million related to NYFIX
Millennium's  1999 operating losses;  and ii) an increase in additional  paid-in capital of $17.5 million,  which  represents  the  additional  fair value of the
Company's  common stock issued for the Option of $17.1  million and $0.4 million in 1999 and 2001, respectively.  As of December 31, 2002, the Company's restated
total  assets were $146.6  million as  compared to $160.8  million and  restated
stockholders'  equity  was $132.9  million as  compared  to $147.1  million,  as originally reported as of and for the year then ended.

        The  following  table  summarizes  the  effects  of  the  aforementioned adjustments on the Company's net (loss) income:

                                                    YEAR ENDED DECEMBER 31,
                                                  2002          2001         2000
                                               ---------     --------      --------
                                                         (IN THOUSANDS)

Net (loss) income previously reported          $ (3,166)     $  8,136      $  5,677
  Operating expense and other adjustments:
    Selling, general and administrative            --            --           2,221
    Research and development                       --            --           3,738
    Equity in loss of NYFIX Millennium            1,340        11,550         1,736
    Depreciation and amortization                  --            --             302
                                               --------      --------      --------
        Total operating expense and other         1,340        11,550         7,997
                                               --------      --------      --------
    Investment income                               (38)          (43)          627
    (Provision) benefit for income taxes           (195)         --           6,698
    Minority interest                              (306)         --            --
                                               --------      --------      --------
Decrease in net (loss) income                    (1,879)      (11,593)         (672)
                                               --------      --------      --------
Net (loss) income, as restated                 $ (5,045)     $ (3,457)     $  5,005
                                               ========      ========      ========

   The following tables summarize the significant effects of the restatement:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                             YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------------------
                                                   2002                   2001                    2000
                                          --------------------   --------------------    ---------------------
                                              AS                     AS                       AS
                                          PREVIOUSLY     AS      PREVIOUSLY      AS      PREVIOUSLY     AS
                                           REPORTED   RESTATED    REPORTED   RESTATED     REPORTED    RESTATED
                                           --------   --------    --------   --------     --------    --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated statement of operations
 data:
  Operating expense:
    Selling, general and administrative   $ 29,884    $ 29,884    $ 12,239   $ 12,239    $  7,584   $  9,805
    Research and development                 1,386       1,386         452        452         454      4,192
    Equity in loss of NYFIX Millennium        --         1,340        --       11,550        --        1,736
    Depreciation and amortization            4,870       4,870       1,406      1,406         565        867
                                          --------    --------    --------   --------    --------   --------
        Total operating expense             36,140      37,480      14,097     25,647       8,603     16,600
                                          --------    --------    --------   --------    --------   --------
    (Loss) income from operations           (7,038)     (8,378)     13,140      1,590       6,475     (1,522)
    Investment income                          666         628         780        737         156        783
    (Loss) income before income tax
       (benefit) provision and minority
       interest                             (7,255)     (8,633)     13,563      1,970       6,278     (1,092)
    Income tax (benefit) provision          (3,783)     (3,588)      5,427      5,427         601     (6,097)
    (Loss) income before minority           (3,472)     (5,045)      8,136     (3,457)      5,677      5,005
       interest
    Minority interest in NYFIX
       Millennium                              306        --          --         --          --         --
    Net (loss) income                       (3,166)     (5,045)      8,136     (3,457)      5,677      5,005

    Net (loss) income per common
    share:
      Basic                               $  (0.11)   $  (0.17)   $   0.30   $  (0.13)   $   0.23   $   0.20
      Diluted                             $  (0.11)   $  (0.17)   $   0.29   $  (0.13)   $   0.21   $   0.19

                                                                   AS OF DECEMBER 31,
                                                           2002                        2001
                                                    ---------------------   --------------------------
                                                        AS                       AS
                                                    PREVIOUSLY      AS       PREVIOUSLY      AS
                                                     REPORTED   RESTATED      REPORTED    RESTATED
                                                    ----------  ---------    ----------   ------------
                                                                  (IN THOUSANDS)
Consolidated balance sheet data:
   Goodwill                                         $  70,161   $  49,261    $      34   $      34
   Acquired intangible assets, net                      9,404       9,404         --         4,600
   Investments in unconsolidated affiliate              5,510       5,510       27,500       3,879
   Deferred income taxes                                6,181      12,879          348       7,046
       Total assets                                   160,817     146,615      108,572      96,249
   Additional paid-in capital                         161,347     178,818      110,498     127,969
   Retained earnings (accumulated deficit)              5,276     (26,397)       8,442     (21,352)
       Total stockholders' equity                     147,065     132,863       99,242      86,919
       Total liabilities and stockholders' equity     160,817     146,615      108,572      96,249

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

3.      INVENTORY

        Inventory consisted of the following:

                                         DECEMBER 31,
                                      -------------------
                                        2002       2001
                                      -------     ------
                                        (IN THOUSANDS)

Parts and materials                   $  912      $1,120
Work in process                           52         152
Finished goods                           294         409
                                      ------      ------
      Total inventory, gross          $1,258      $1,681
Less: Allowance for obsolescence         160          82
                                      ------      ------
      Total inventory, net            $1,098      $1,599
                                      ======      ======

4.      PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

                                                     DECEMBER 31,
                                               ---------------------
                                                  2002        2001      USEFUL LIVES
                                               ---------    --------   --------------
                                                 (IN THOUSANDS)

Computer software                              $ 4,042      $ 1,124      4 - 5 years
Leasehold improvements                           1,943        1,312      2 - 8 years
Furniture and equipment                          5,757        3,253      3 - 7 years
Subscription and data center equipment          22,868       18,428      3 - 5 years
                                               -------      -------
      Total property and equipment, gross       34,610       24,117
Less: Accumulated depreciation                  16,424        9,751
                                               -------      -------
      Total property and equipment, net        $18,186      $14,366
                                               =======      =======

        Assets held under capital  leases,  included in above,  consisted of the following:

                                                         DECEMBER 31,
                                                     --------------------
                                                      2002        2001     USEFUL LIVES
                                                     -------     --------  ------------
                                                       (IN THOUSANDS)

Furniture and equipment                              $  115      $ --      3 - 5 years
Data center equipment                                 2,969       2,547    3 - 5 years
                                                     ------      ------
        Total property and equipment held under
           capital leases, gross                      3,084       2,547
Less: Accumulated depreciation                        1,018         629
                                                     ------      ------
        Total property and equipment held under
           capital leases, net                       $2,066      $1,918
                                                     ======      ======

        Depreciation  and  amortization  expense for property and  equipment was
$7.7  million,  $4.7 million and $2.8  million for the years ended  December 31,
2002, 2001 and 2000, respectively.  Of these amounts, $4.4 million, $3.3 million

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

and $2.0  million  for the  years  ended  December  31,  2002,  2001  and  2000, respectively,  were included in cost of revenue. Amortization expense for assets held under capital leases included above was $1.2 million, $0.5 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

5.     ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

ACQUISITIONS

NYFIX MILLENNIUM

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.

        On October 27, 1999, the Measurement  Date (see Note 2) NYFIX Millennium
was formed by the Company and seven global  international  investment  banks and brokerage firms consisting of the "Initial Partners": Deutsche Bank US Financial
Markets,  ABN Amro Securities  (formerly ING Barings),  Lehman Brothers,  Morgan
Stanley  Dean  Witter  Equity  Investments  Ltd.,  Alliance  Capital  Management
(formerly  Sanford  C.  Bernstein  &  Co.),   Societe  Generale   Investment
Corporation  (formerly SG Cowen) and UBS Warburg.  The Initial Partners invested
$14.0 million  ($2.0  million each) in NYFIX  Millennium in exchange for 175,000 units  (25,000  units  each)  of  NYFIX  Millennium,  collectively  owning a 50%
ownership  interest in NYFIX  Millennium.  The Company invested $2.0 million and owned the remaining 50% (175,000 units).  The Company purchased from the Initial
Partners  an  option  to buy an  additional  30%  ownership  interest  in  NYFIX
Millennium (the "Option").  As consideration for the Option,  the Company issued to the Initial  Partners an aggregate  of  1,968,750  shares of its common stock with a fair value of $34.6  million on October 27, 1999.  The Option,  which was exercisable  at any time,  had no expiration  date,  and required the Company to issue an aggregate of an  additional  236,250  shares of its common stock to the
Initial  Partners upon exercise.  Exercising the Option would enable the Company to  increase  its  ownership  interest in NYFIX  Millennium  to 80% of the total ownership  interests.  Viewing these transactions as an integrated  transaction, the accounting  reflected the issuance of the Company's common stock with a fair value of $34.6  million to the Initial  Partners in exchange  for $14 million in cash and the Option.  The $34.6 million fair value of the Company's common stock issued  was $20.6  million in excess of the $14  million  cash  invested  by the
Initial Partners.  Of this $20.6 million excess,  the Company allocated the $4.2 million to the Option based on its fair value.  As the Option had an  indefinite life, it was not amortized.  There were no other intangible assets acquired. The remaining $16.4 million was accounted for as prior period adjustment  related to a 1999  charge  to  operations,  as this  amount  had no future  benefit  to the
Company.

        Since the fair value of the  Company's  common  stock issued to purchase the Option was greater than the cash equity  investment by the Initial Partners, it was determined that the Initial Partners'  consideration  given in the option transaction  was not viewed as having  economic  substance or  investment  risk.
Thus,  the  Company  restated  its  financial  statements  to  account  for this
Integrated Transaction as a sale of its common stock to the Initial Partners, in exchange  for cash and the  Option.  The  Company  accounted  for the  total $16 million  contributed  to NYFIX  Millennium  (the  Company's  $2 million  and the
Initial  Partners'  $14  million)  as its  investment  in NYFIX  Millennium  and absorbed 100% of the operating losses.

        On March 16, 2001 and April 2, 2001,  NYFIX  Millennium  added four "New
Partners"   consisting of: Bank of America,  Wachovia Securities (formerly First
Union Securities) and LabMorgan  Corporation (formerly J.P. Morgan & Co. and
Chase  H&Q).  The New Partners  invested $8.0 million ($2.0 million each) in
NYFIX  Millennium  in exchange for 100,000  units  (25,000  units each) of NYFIX
Millennium.  To maintain its 50%  ownership  interest in NYFIX  Millennium,  the
Company reduced certain of our rights to share future dividend  distributions of
NYFIX Millennium. The Company purchased from the New Partners an option, similar to the  option  purchased  from  the  Initial  Partners,  to  buy an  additional ownership  interest in NYFIX Millennium.  As consideration for that option,  the
Company issued to the New Partners, an aggregate of 376,000 shares of its common

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

stock with a fair value of $8.4  million on the  measurement  dates of March 16,
2001 for one of the New  Partners  and  April 2,  2001 for the  other  three New
Partners.  The option, which was also exercisable at any time, had no expiration date,  and required the Company to issue an  aggregate of an  additional  60,000 shares of its  common  stock to the New  Partners  upon  exercise.  Hereinafter, references  to "the Option"  include the option  received  from both the Initial
Partners and the New Partners. Exercising the Option would enable the Company to increase  its  ownership  interest  in  NYFIX  Millennium  to 80%  of the  total ownership interests.  The fair value of the Company's common stock issued to the
New  Partners was $0.4  million in excess of the $8 million New  Partners'  cash equity investment in NYFIX  Millennium.  The Company allocated this $0.4 million to the Option based on its fair value. As the Option had an indefinite  life, it was not amortized.

        As with the investment of the Initial Partners,  since the fair value of the  Company's  common  stock issued to purchase the Option was greater than the cash equity  investment  by the New  Partners,  it was  determined  that the New
Partners'  consideration given in the option transaction is not viewed as having economic substance or investment risk. The Company accounted for this Integrated
Transaction  as a sale of its common stock to the New Partners,  in exchange for cash and the Option. The Company accounted for the total $8 million  contributed to NYFIX Millennium ($2 million from each of the New Partners) as its investment in NYFIX Millennium and continued to absorb 100% of the operating losses.

        Effective  February  1, 2002,  the  Company  exercised  the  Option.  In exchange for the increased  ownership interest in NYFIX Millennium,  the Company issued to the Initial  Partners and New Partners an aggregate of 296,250  shares of its common stock,  with a fair value of $4.5 million on the date of exercise.
As a result,  the Company increased its ownership of NYFIX Millennium to 80%. At the point of exercising the Option,  the Company  regained  control of the NYFIX
Millennium  Board and as a result of the  aforementioned  items,  the  Company's aggregate  purchase price of NYFIX Millennium was $9.1 million,  which consisted of:  (i) the Option  issued by the  Initial  Partners  with a fair value of $4.2 million;  (ii) the Option  issued by the New Partners  with a fair value of $0.4 million, and (iii) the Company's common stock issued to the Initial Partners and
New Partners for exercise of the Option with a fair value of $4.5  million.  The
Company  allocated $2.2 million to the fair value of intangible assets acquired, resulting in goodwill of $6.9 million.  Some of the Company's key considerations for the acquisition of an additional 30% ownership  interest in NYFIX Millennium included its ability to control NYFIX Millennium's  operations to effect changes in NYFIX  Millennium's  business model as a result of the  attractiveness of the synergies  anticipated with the Company's  recently-acquired  NYFIX  Transaction
Services broker-dealer and soon-to-be-acquired Javelin business.

        As previously mentioned, the Company absorbed 100% of NYFIX Millennium's operating  losses  from the date of NYFIX  Millennium's  inception.  If and when
NYFIX Millennium achieves profitability, 24% of its profits will be allocated to the  Initial  Partners  and New  Partners  in  accordance  with the  contractual agreement amongst the parties.

        Viewing the situation  from NYFIX  Millennium's  inception in 1999 until the  execution of the Amended  Operating  Agreement on November 1, 2000 based on contractual  provisions  that  provided for the  Company's  control of the NYFIX
Millennium  Board of  Directors,  the Company  consolidated  NYFIX  Millennium's financial  statements from inception until November 1, 2000.  Effective with the amendment to the Operating  Agreement,  dated  November 1, 2000,  the Company no longer  controlled the NYFIX  Millennium  Board of Directors  and,  accordingly, accounted for its investment in NYFIX  Millennium  under the equity  method.  On
February 1, 2002,  the Company  acquired an additional  30% of NYFIX  Millennium resulting in its 80%  ownership  of NYFIX  Millennium  and the Company  regained control of the NYFIX  Millennium  Board of Directors.  At that date, the Company consolidated the financial statements of NYFIX Millennium.

         NYFIX  Millennium's  statements of operations  for the one month period ended  January 31, 2002 and the years ended  December  31, 2001 and 2000 were as follows:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                          MONTH ENDED    YEAR ENDED DECEMBER 31,
                                           JANUARY      -------------------------
                                             2002          2001           2000
                                           ----------    ---------     ----------
                                                       (IN THOUSANDS)
Revenue:
   Transaction                             $     77      $    142      $   --

Cost of Revenue:
   Transaction                                  105           900          --
                                           ----------    ---------     ----------

Gross Profit:
   Transaction                                  (28)         (758)         --

Operating Expense:
   Selling, general and administrative        1,215         7,684         6,193
   Research and development                    --           2,445         1,535
   Depreciation and amortization                117           960           362
                                           --------      --------      --------
       Total operating expense                1,332        11,089         8,090

Interest expense                                (38)          (43)         --
Interest income                                  20           297           720
                                           --------      --------      --------
   Net loss                                $ (1,378)     $(11,593)     $ (7,370)
                                           ========      ========      ========

         Financial  information  reconciling  NYFIX  Millennium's  statements of operations to the Company's equity in loss of NYFIX Millennium for the one month period ended January 31, 2002 and the years ended December 31, 2001 and 2000 was as follows:

                                         MONTH ENDED   YEAR ENDED DECEMBER 31,
                                         JANUARY 31,  ------------------------
                                             2002         2001          2000
                                          ---------    -------------  ---------
                                                     (IN THOUSANDS)

Net loss                                  $ (1,378)     $(11,593)     $ (7,370)
Elimination of inter-company interest           38            43          --
Loss included in the Company's
   consolidated statements of
   operations (for the period
   January 1, 2000 through October
   31, 2000)                                  --            --           5,634
                                          --------      --------      --------
Equity in loss of NYFIX Millennium        $ (1,340)     $(11,550)     $ (1,736)
                                          ========      ========      ========

NYFIX Millennium's balance sheet as of December 31, 2001 was as follows:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                          AS OF DECEMBER 31,
                                                         -------------------
                                                                2001
                                                              -------
                                                            (IN THOUSANDS)

Assets:
   Cash, cash equivalents and short-term investments          $11,078
   Property and equipment, net                                  4,799
   Other assets                                                   470
                                                              -------
       Total assets                                           $16,347
                                                              =======

Liabilities:
   Due to NYFIX, Inc.                                         $ 5,222
   Subordinated loan payable to NYFIX, Inc.                     6,000
   Accounts payable and accrued expenses                        1,246
                                                              -------
       Total liabilities                                       12,468

Members' capital                                                3,879
                                                              -------
Total liabilities and members' capital                        $16,347
                                                              =======

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

        On March 31, 2002,  the Company  acquired  100% of the capital  stock of
Javelin. Some of the Company's key considerations for the acquisition of Javelin
included   increased   connectivity  to  the  buy-side   institutional   market,
consolidated  product  offering,  cross-selling of core products and transaction services,  and a single point of  electronic  exchange  access  across all major domestic and international equity and derivatives exchanges.

         The Company  financed the  transaction  with a combination of (i) $10.0 million in net cash; (ii) 2,784,896 shares of common stock of the Company having a fair value of $41.2  million;  and (iii) 493,699 shares of common stock of the
Company having a fair value of $3.5 million  reserved for issuance upon exercise of Javelin  stock  options  assumed by the Company.  The Company  incurred  $1.2 million in costs directly  associated with the acquisition,  which were included in the overall  consideration.  The cash portion of the purchase  price was paid with available funds. In addition, the Company agreed to issue additional shares to the Javelin  stockholders  contingent  on  attainment of certain 2002 revenue targets. The revenue targets were not achieved and,  accordingly,  no additional shares were issued.  The results of  operations of Javelin have been included in the consolidated results of operations since the acquisition date. The excess of the  purchase  price over the fair value of the net  assets  acquired  was $42.3 million and has been recorded as goodwill.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

                                      NYFIX
                                    MILLENNIUM     JAVELIN
                                    ----------    --------
Assets:                                  (IN THOUSANDS)

   Current assets                     $ 7,600     $ 5,598
   Property and equipment               4,731       1,345
   Intangible assets                    2,200       8,800
   Goodwill                             6,906      42,321
   Deferred tax assets                   --         3,534
   Other assets                            74         288
                                      -------     -------
       Total assets acquired           21,511      61,886
                                      -------     -------
Liabilities:
   Current liabilities                  3,904       5,244
   Subordinated loan payable
     to NYFIX, Inc.                     6,000         --
   Long-term debt                        --           166
   Other long-term liabilites            --           356
                                      -------     -------
        Total liabilities assumed       9,904       5,766
                                      -------     -------
            Net assets acquired       $11,607     $56,120
                                      =======     =======

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

                                                YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                   2002            2001
                                              -------------      ---------
                                                    (IN THOUSANDS,
                                               EXCEPT PER SHARE AMOUNTS)

Revenue                                       $      59,573      $ 53,295
                                              =============      ========

Net loss                                      $      (5,998)     $ (8,470)
                                              =============      ========

Loss per common share - basic and diluted     $       (0.20)     $  (0.32)
                                              =============      ========
GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill and other acquired  intangibles at December 31, 2002, primarily relate to the Company's 2002  acquisition of an 80% ownership  interest in NYFIX
Millennium and acquisition of Javelin described above. The Company completed the asset valuations for the  acquisitions  and the annual goodwill  impairment test during the fourth quarter of 2002. Upon completion of the valuations, intangible assets were adjusted from the estimated  amount of $11.9 million as of September
30, 2002 to $11.0 million,  and fourth quarter amortization expense was adjusted accordingly.

        Acquired intangible assets consisted of the following:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                              DECEMBER 31,
                                           -------------------
                                             2002        2001     USEFUL LIVES
                                           -------     ------     ------------
                                             (IN THOUSANDS)

Existing technology                        $ 7,500     $  --       5.2 years
Customer related intangibles                 2,700        --       10.5 years
NYFIX Millennium Option                       --         4,600     indefinite
Trademarks and other                           800        --       5.3 years
                                           -------     -------
        Total intangible assets, gross      11,000       4,600
Less: Accumulated amortization               1,596        --
                                           -------     -------
        Total intangible assets, net       $ 9,404     $ 4,600
                                           =======     =======

        Amortization  expense of acquired intangible assets was $1.6 million for the year ended December 31, 2002. Future estimated  amortization expense for the next five years is as follows:

                                                 AMOUNT
                                                 ------
YEAR ENDING DECEMBER 31,                      (IN THOUSANDS)
------------------------
   2003                                           $2,048
   2004                                            2,048
   2005                                            2,048
   2006                                            2,048
   2007                                              923
   Thereafter                                        289
                                                  ------
        Future estimated amortization expense     $9,404
                                                  ======

        The changes in the  carrying  amount of goodwill by segment for the year ended December 31, 2002, were as follows:

                                   TECHNOLOGY  TRANSACTION
                                    SERVICES    SERVICES     TOTAL
                                   ----------  -----------  --------
                                             (IN THOUSANDS)

Balance as of January 1, 2002       $  --       $    34     $    34
Goodwill acquired during year:
    NYFIX Millennium                   --         6,906       6,906
    Javelin                          42,321        --        42,321
                                    -------     -------     -------
Balance as of December 31, 2002     $42,321     $ 6,940     $49,261
                                    =======     =======     =======

6.      INVESTMENTS IN AFFILIATES

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

RENAISSANCE

        On October 2, 2002, the Company acquired an 18% interest in Renaissance.
The Company  acquired its interest in return for 300,000 shares of the Company's stock with a fair value of $3.74 per share,  totaling $1.1 million.  Renaissance was formed to  commercialize  a NASDAQ trading  platform (the  "Platform").  The
Company  also has an option to  purchase a minimum of 20% to a maximum of 40% of the  total  outstanding  membership  units  of  Renaissance  at a  price  to  be determined  based upon a formula,  between  October 2004 and October  2006.  The
Company also loaned $1.5 million to Renaissance,  for which Renaissance issued a convertible secured promissory note. The note bears an interest rate of 5.5%, is due in October 2007, or is convertible into 6,400,000 units (or 32% of the total outstanding  membership  units,  subject to  dilution)  of  Renaissance,  at the
Company's  option anytime after October 2003. The investment in Renaissance  was accounted for under the equity method.  During the year ended December 31, 2002, the  Company  recorded  a loss on the  investment  of $0.1  million,  which  was included  in "other  expense" in the  accompanying  consolidated  statements  of operations.

        In  connection  with its  investment,  the  Company  acquired,  for $1.0 million,  and contributed to Renaissance,  the intellectual  property rights and source code to the Platform,  which was developed over the last several years by a major bank and  brokerage  firm and  contributed  such  intellectual  property rights and source code to  Renaissance.  In  addition,  the Company  funded $1.0 million of certain of  Renaissance's  operating costs and capital  expenditures.
Such funding was reflected as "other amounts due from unconsolidated affiliates"
in the  accompanying  consolidated  balance  sheet.  In  consideration  for  the intellectual  property rights contributed and the funding of the operating costs and capital expenditures, the Company will share in 50% of Renaissance's revenue for, at minimum,  3 years.  In addition,  the Company  provided  Renaissance  an additional  $1.0 million in the first  quarter of 2003 in exchange for a secured promissory note. The Company subleases approximately 8,000 square feet of office space to Renaissance at annual cost of $0.2 million.

7.      OTHER ASSETS

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

8.      ACCRUED EXPENSES

        Accrued expense consisted of the following:

                                            DECEMBER 31,
                                       ------------------------
                                         2002            2001
                                       -------          ------
                                             (IN THOUSANDS)

Income taxes payable                    $ --            $  536
Taxes, other than income taxes           2,216           1,729
Commissions payable                        561             560
Payroll-related accruals                 1,153             334
Other current liabilities                1,430             371
                                        ------          ------
       Total accrued expenses           $5,360          $3,530
                                        ======          ======

9.      DEBT AND LEASE OBLIGATIONS

        On July 13, 1998, the Company  entered into a three-year $3 million line of credit agreement with a financial institution. Outstanding indebtedness under the credit  agreement  bore  interest at LIBOR plus 1.25%,  or the bank's  prime rate,  at the Company's  discretion.  The Company drew down an aggregate of $1.8 million under the agreement  during 1998 and an additional  $0.7 million  during
1999.  The weighted  average  outstanding  borrowings  were  approximately  $1.8 million at a weighted  average interest rate of 6.49% for 2001. The Company paid the  outstanding  balance in full on July 17,  2001 and did not renew the credit facility.

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

                                                               CAPITAL      OPERATING
                                                               -------      ----------
YEAR ENDING DECEMBER 31,                                          (IN THOUSANDS)
------------------------
   2003                                                       $ 1,161      $ 4,983
   2004                                                           551        4,898
   2005                                                           136        2,224
   2006                                                          --            786
   2007                                                          --            820
   Thereafter                                                    --          2,030
                                                              -------      -------
       Total minimum lease payments                             1,848      $15,741
                                                                           =======
   Less: amount representing interest                              95
                                                              -------
       Present value of minimum capital lease payments        $ 1,753
                                                              =======

        Aggregate rental expense,  net of sub-lease  rental income,  amounted to
$4.6  million,  $1.5 million and $1.0  million for the years ended  December 31,
2002, 2001 and 2000, respectively.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

10.     CONTINGENCIES

LITIGATION

        During the course of normal  business,  the Company becomes  involved in various routine legal proceedings. The Company believes that it is not presently a party to any material  litigation,  the outcome of which could  reasonably  be expected to have a material adverse effect on its financial position, results of operations or cash flows.

BROKER-DEALER NET CAPITAL REQUIREMENTS

        The  SEC  and  the  NASD,  as well  as  other  regulatory  agencies  and securities  exchanges within and outside the United States, have stringent rules with respect to the  maintenance of specific  levels of net capital by regulated broker-dealers.  These rules  include the SEC's net capital  rule,  to which the
Company's U.S.  broker-dealer  subsidiaries  are subject.  The failure by one of these  subsidiaries  to maintain its required net capital may lead to suspension or revocation of its  registration by the SEC and its suspension or expulsion by the NASD and other U.S. or international regulatory bodies, and ultimately could require its  liquidation.  In addition,  a change in the net capital rules,  the imposition of new rules or any unusually large charge against the net capital of one of the  Company's  broker-dealer  subsidiaries  could  limit its  operation, particularly those that are capital intensive. A large charge to the net capital of one of these  subsidiaries  could  result from an error or other  operational failure  or a  failure  of a  customer  to  complete  one or more  transactions,
including  as  a  result  of  that   customer's   insolvency   or  other  credit
difficulties, and the Company cannot assure that it would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge.
The net capital  rules could also  restrict  the  Company's  ability to withdraw capital from its  broker-dealer  subsidiaries,  which could limit the  Company's ability  to  pay  cash  dividends,  repay  debt  or  repurchase  shares  of  its outstanding  stock. A significant  operating loss or any unusually  large charge against net capital could adversely  affect the Company's  financial  condition, results of operations or cash flows.

11. EQUITY

COMMON STOCK

        In connection with its acquisitions and investments mentioned in Notes 5 and 6, the Company  issued (i) an aggregate of 1,968,750  shares of common stock to the NYFIX  Millennium  Initial Partners in October 1999, with a fair value of
$34.6 million;  (ii) an aggregate of 376,000 shares of common stock to the NYFIX
Millennium  New  Partners  in March and April  2001,  with a fair  value of $8.4 million;  (iii) an  aggregate  of  296,250  shares of common  stock to the NYFIX
Millennium Initial Partners and New Partners in February 2002, with a fair value of $4.5  million;  (iv) an  aggregate  of  2,784,896  shares of common  stock to
Javelin  stockholders in March 2002, with a fair value of $41.2 million; and (v)
an aggregate of 300,000 shares of common stock to the  Renaissance  stockholders in October 2002, with a fair value of $3.74 per share, totaling $1.1 million.

        On June 22, 2001, the Company  completed a follow-on  public offering as authorized by its Board of  Directors,  issuing  3,000,000  shares of its common stock at a price of $21.00 per share,  generating net proceeds of $57.3 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

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

TREASURY STOCK

        On August 23, 2001,  the Company  announced  that its Board of Directors had  authorized  the  repurchase  of up to 1,000,000  shares of its  outstanding common stock.  Through  September  30, 2001,  the Company  repurchased  the full
1,000,000 shares in the open market at prevailing  market prices at an aggregate cost of $15.2 million.

        On October 2, 2001,  the Company  announced  that its Board of Directors had  authorized  the  repurchase  of up to an additional  500,000  shares of its outstanding common stock.  Through December 31, 2001, the Company repurchased an additional  301,300 shares in the open market at prevailing  market prices at an aggregate cost of $3.9 million.

12.     INCOME TAXES

        Deferred   income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amount of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.  The tax effects of temporary  differences that give rise to significant portions of the deferred tax assets and deferred tax  liability  recognized at December 31, 2002 and 2001 are presented below:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                 DECEMBER 31,
                                             -------------------
                                               2002       2001
                                             --------    -------
                                                 (IN THOUSANDS)
Deferred tax assets:
   Bad debt expense                          $   590     $   243
   Deferred revenue                              900        --
   Inventory obsolescence                         34          34
   Intangible asset amortization                 353        --
   Capitalized product development costs         941         611
   Net operating loss carryforward             2,513         108
   Basis in NYFIX Millennium                   9,363       6,698
   Research and development tax credits          579        --
   Other                                         412          77
                                             -------     -------
        Total deferred tax assets             15,685       7,771
                                             -------     -------
Deferred tax liabilities:
   Depreciation and amortization               2,044         282
   Other                                         172        --
                                             -------     -------
        Total deferred tax liabilities         2,216         282
                                             -------     -------
        Total deferred tax assets, net       $13,469     $ 7,489
                                             =======     =======

        At December  31,  2002,  the Company  had a Federal net  operating  loss carryforward of $5.3 million, which may be used to offset future taxable income.
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

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                    2002     2001        2000
                                                    ----     ----        ----
Statutory Federal tax rate                          (35)%     35%        (34)%
State and local taxes, net of federal benefit        (5)%     34%         41%
Research and development tax credits and other       (9)%      1%        (10)%
Equity loss in NYFIX Millennium                       8%     206%        229%
Valuation allowance                                  --       --        (784)%
                                                   ----      -----      -----
      Effective tax rate                            (41)%    276%       (558)%
                                                   ====      =====      ====

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

        The  Company  received  no income  tax  benefit  from its  equity in the operating  loss of NYFIX  Millennium  of $1.4  million,  $11.6  million and $7.4 million for the years ending December 31, 2002, 2001 and 2000, respectively,  as these operating  losses were allocated to the Initial  Partners and New Partners for income tax purposes.

        As of December  31,  1999,  the  Company  established  a full  valuation allowance for its deferred tax assets based upon  management's  determination of the  amount  that  would  ultimately  be  realized.  Based  upon  the  continued
profitability   of  the  Company   during  2000  as  well  as  expected   future
profitability,  management  determined as of December 31, 2000, that a valuation allowance  was no  longer  required  and  reversed  the $8.6  million  valuation allowance.

        Research  and  development  tax credits for the year ended  December 31,
2002 related  primarily to research and  development  expenses  incurred in 1999 through 2002.

        Significant  components  of the income tax (benefit)  provision  were as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                  --------------------------------
                                                    2002        2001         2000
                                                    ----        ----         ----
Current:                                                  (IN THOUSANDS)

   Federal                                        $(1,048)     $ 2,101     $ 1,020
   State and foreign                                 --          1,853         166
                                                  -------      -------     -------
       Total current                               (1,048)       3,954       1,186
                                                  -------      -------     -------
Deferred:
   Federal                                         (1,331)       1,255       1,200
   State and foreign                               (1,209)         218          76
   Decrease in valuation allowance                   --           --        (8,559)
                                                  -------      -------     -------
      Total deferred                               (2,540)       1,473      (7,283)
                                                  -------      -------     -------
         Total income tax (benefit) provision     $(3,588)     $ 5,427     $(6,097)
                                                  =======      =======     =======

13.     (LOSS) INCOME PER SHARE

        The  Company's  (loss)  income per common share  ("EPS") was  calculated based on net loss  available  to common  stockholders  and the  weighted-average
number  of  shares  outstanding  during  the  reported  period.   Stock  options
representing  1,285,000  and  1,758,000  shares were  excluded from the loss per common  share  calculation  for the  years  ended  December  31,  2002 and 2001, respectively, as their effect was anti-dilutive.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                        YEAR ENDED DECEMBER 31,
                                                ------------------------------------------
                                                     2002             2001         2000
                                                     ----             ----         ----
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net (loss) income                               $     (5,045)    $     (3,457)    $ 5,005
                                                ============     ============     =======

(Loss) income per common share:
                                                ------------     ------------     -------
   Basic                                        $      (0.17)    $      (0.13)    $  0.20
                                                ============     ============     =======
   Diluted                                      $      (0.17)    $      (0.13)    $  0.19
                                                ============     ============     =======

Weighted average common shares outstanding:
   Basic                                              30,126           26,784      24,480
                                                ============     ============     =======
   Diluted                                            30,126           26,784      26,425
                                                ============     ============     =======

14.     RELATED PARTY TRANSACTIONS

        The  Initial  and New  Partners  of NYFIX  Millennium  (see  Note 5) are
customers  of the  Company.  See  Note 6 for  discussion  of  transactions  with affiliates.

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

15.     EMPLOYEE BENEFIT PLANS

        The  Company  sponsors  a 401(k)  retirement  plan (the  "401(k)  Plan")
covering   substantially  all  of  its  U.S.   employees  who  meet  eligibility
requirements. The 401(k) Plan permits participants to contribute a percentage of their  annual  compensation,  as  defined,  not to exceed the  Federal  limit of
$12,000 in 2002.  The 401(k) Plan  permits the Company to match  employees'  tax deferred contributions up to a maximum of 3% of employees' compensation provided the  Company  employs  the  employee  at  the  end of the  year.  The  Company's contributions under the Plan are discretionary.

        As a result of the Company's  acquisition  of Javelin on March 31, 2002, the Company  assumed  Javelin's  401(k)  retirement  plan (the  "Javelin  401(k)
Plan").  The  Javelin  401(k)  Plan  permitted   participants  to  contribute  a
percentage of their annual  compensation,  as defined, not to exceed the Federal limit of $12,000 in 2002.  The  Javelin  401(k)  Plan  required  the  Company to contribute an amount equal to 3% of the employees'  compensation,  regardless of their participation in the plan. The Company's  contributions under the Plan are discretionary.

        The Company also maintains  various benefit plans for its  international employees. The Company may make discretionary  contributions to these plans. The aggregate  cost of  contributions  made by the Company to all  employee  benefit plans were $0.6 million,  $0.3 million and $0.1 million in 2002,  2001 and 2000, respectively.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

16.     STOCK-BASED COMPENSATION

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
purchase 2,996,976 shares of the Company's common stock were outstanding.

JAVELIN STOCK OPTION PLAN

        As a result of the Company's  acquisition  of Javelin on March 31, 2002, the Company assumed the  outstanding  stock options of Javelin that were granted pursuant to the Javelin 1999 Stock Option Plan (the "Javelin Plan"). The Javelin
Plan authorized grants of stock options of Javelin. At the acquisition date, the
Javelin options where converted into the Company's  options at a conversion rate of 0.51 to one. The options  granted under the Javelin Plan were fully vested at the time of the Company's acquisition of Javelin pursuant to a change of control clause  within the  Javelin  Plan.  A total of 511,167  shares of the  Company's common stock have been reserved for  issuance.  Pursuant to the Javelin Plan, as amended,  the Company may grant stock options and stock  purchase  rights to the
Company's employees, officers, directors and consultants. The maximum term of an incentive stock option grant under the Javelin Plan is limited to ten years. The exercise price of incentive stock options granted under the Javelin Plan must be at least equal to the fair market  value of the  Company's  stock at the date of grant, as defined. The Javelin Plan was effective on July 1, 1999 and expires on
June 30, 2009. At December 31, 2002, stock options to purchase 348,680 shares of the Company's common stock were outstanding.

1991 STOCK OPTION PLAN

        On March 30, 1999, the Board of Directors adopted the first amendment to the Amended and Restated 1991 Incentive and Nonqualified  Stock Option Plan (the
"1991 Plan").  Under the 1991 Plan, as amended,  the number of options  reserved for issuance was increased from 3,375,000  shares to 5,625,000  shares of common

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

stock.   This  amendment  was  approved  at  the  Company's  Annual  Meeting  of
Stockholders  held on June 7, 1999.  On March 29,  2000,  the Board of Directors
adopted the second amendment to the 1991 Plan. Under this amendment,  the number of  options  reserved  for  issuance  was  increased  from  5,625,000  shares to
6,625,000  shares of common stock.  This amendment was approved at the Company's
Annual Meeting of Stockholders  held on June 5, 2000.  Options granted generally become  exercisable  over a three-year  period and expire in ten years. The 1991
Plan expired on June 23, 2001. All available options have been granted under the
1991 Plan, as amended and no further  grants will be made. At December 31, 2002, stock options to purchase  3,679,143  shares of the Company's  common stock were outstanding.

        The  summary of the  activity  of stock  warrants  for the years  ending
December 31, 2001 and 2000, was as follows:

                                           YEAR ENDED DECEMBER 31,
                               -------------------------------------------------
                                         2001                   2000
                               ------------------------  -----------------------
                                             WEIGHTED                WEIGHTED
                                              AVERAGE                 AVERAGE
                                             EXERCISE                EXERCISE
                                  SHARES       PRICE      SHARES       PRICE
                               ----------    ---------   --------    ---------
Outstanding at beginning
   of the year                    56,250      $   2.83   551,250      $   2.74
Granted                             --            --        --             --
Exercised                        (56,250)         2.83  (495,000)         2.70
Cancelled                           --            --        --             --
                                --------               --------
Outstanding and exercisable
   at end of the year               --        $   --      56,250      $   2.83
                                ========               =========

        The  summary of the  activity  under  stock  option  plans for the years ending December 31, 2002, 2001, and 2000, was as follows:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                           YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------
                                             2002                      2001                           2000
                                     ------------------------   ------------------------     --------------------------
                                                     Weighted                   Weighted                     Weighted
                                                     average                    average                       average
                                                     exercise                    exercise                     exercise
                                      Shares          price       Shares          price       Shares           price
                                     ---------     ----------    ---------    -----------    ---------     -----------
Outstanding at beginning
   of the year                       5,753,940      $   12.95    4,529,387      $   11.50    3,552,485      $    4.09
Granted                              1,900,850           4.97    2,025,926          15.58    2,007,063          28.00
Assumed in the acquisition
   of Javelin                          493,699           7.80         --              --         --                --
Exercised                             (169,612)          2.81     (384,250)          5.79     (759,713)          3.75
Cancelled                             (954,078)         14.32     (417,123)         16.58     (270,448)         12.41
                                     ---------                   ---------                  ----------
Outstanding at end
   of the year                       7,024,799      $   10.53    5,753,940      $   12.95    4,529,387      $   11.50
                                     =========                   =========                  ==========

Exercisable at end of the year       3,963,679      $   10.34    2,835,723      $    9.03    1,376,321      $    3.16
                                     =========                   =========                  ==========

Weighted average fair value
   of options granted                               $    3.23                   $    12.47                  $   16.02

Weighted average fair value
   of options assumed in
   the acquision of Javelin                         $   12.28                   $      --                   $     --

        The  following  table   summarizes   information   about  stock  options
outstanding and exercisable at December 31, 2002:

                                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                       --------------------------------------------       -------------------------------
                                         WEIGHTED
                                          AVERAGE          WEIGHTED                            WEIGHTED
                                         REMAINING          AVERAGE                             AVERAGE
RANGE OF EXERCISE                          LIFE            EXERCISE                            EXERCISE
     PRICES              SHARES           (YEARS)            PRICE         SHARES                PRICE
------------------     -----------      -----------       ------------    -----------       ---------------

$ 1.14 - $ 4.40         2,957,296             6.9         $      3.06      1,570,496        $     2.29
$ 4.41 - $ 8.80           853,160             8.2                7.46        437,910              6.80
$ 8.81 - $13.20         1,123,000             8.6               12.16        581,643             12.02
$13.21 - $17.60           957,192             7.3               14.76        724,459             14.70
$17.61 - $22.00           224,725             4.9               21.25        185,192             21.29
$22.01 - $26.40           398,776             7.7               23.38        241,661             23.42
$26.41 - $30.80            99,650             7.0               28.03         72,818             27.98
$30.81 - $35.20           307,800             7.5               32.62         78,200             32.00
$35.21 - $39.60            92,700             7.7               36.68         63,300             36.70
$39.61 - $44.00            10,500             7.8               40.13          8,000             40.09
                        ---------                                          ---------
                        7,024,799             7.4         $     10.53      3,963,679         $   10.34
                        =========                                          =========

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

        The fair value of each option  grant is  estimated  on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                         YEAR ENDED DECEMBER 31,
                                  ---------------------------------------
                                    2002          2001           2000
                                  -----------    ----------    ----------

Average risk-free interest rate     3.8%         4.6%         6.1%
Average expected life               6.5 years     4.3 years     5.0 years
Expected volatility                 79%          71%          70%
Expected dividend yield             0%           0%           0%

17.     BUSINESS SEGMENT INFORMATION

        The Company has adopted  the  disclosure  requirements  of SFAS No. 131,
"Disclosures  About  Segments of an Enterprise and Related  Information,"  which establishes  standards for additional  disclosure  about operating  segments for interim and annual financial  statements.  This standard requires that financial and descriptive  information be disclosed for segments whose  operating  results are  reviewed by the  Company for  decisions  on  resource  allocation.  It also establishes  standards  for related  disclosures  about  products and  services, geographic areas and major customers.

        Prior to 2002, the Company  operated in a single  industry  segment as a
provider  of  electronic   trading   infrastructure   and  technologies  to  the
professional trading segment of the brokerage  community.  With the acquisitions of NYFIX Millennium and NYFIX Transaction Services (see Note 5), the Company now
operates as a financial  services  technology  company in two industry segments,
Technology Services and Transaction Services.  The Company's reportable segments are  based  upon the  nature  of  products  within  the  Company.  The  products comprising  the  reportable  segments are managed  separately and have differing technology and marketing  strategies.  The accounting policies of the reportable segments  are  the  same  as  those  described  in the  summary  of  significant accounting  policies  contained  herein  within Note 1. The  operating  segments reported  below are the  segments of the Company  for which  separate  financial information is available and for which operating results are evaluated regularly by senior  management  in deciding  how to allocate  resources  and in assessing performance.

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

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

        Summarized financial information by business segment for the years ended
December 31, 2002, 2001 and 2000 was as follows:

                                                     YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                 2002           2001           2000
                                               ---------      ---------     ---------
Revenue:                                                  (IN THOUSANDS)

   Technology Services                         $  48,853      $  41,397     $  23,980
   Transaction Services                            7,109           --            --
   Eliminations                                     (150)          --            --
                                               ---------      ---------     ---------
       Total revenue                           $  55,812      $  41,397     $  23,980
                                               =========      =========     =========

Gross Profit:
   Technology Services                         $  28,608      $  27,237     $  15,078
   Transaction Services                              494           --            --
                                               ---------      ---------     ---------
       Total gross profit                      $  29,102      $  27,237     $  15,078
                                               =========      =========     =========

Identifiable assets:
   Technology Services                         $  85,300      $  34,053     $  28,811
   Transaction Services                           14,938          8,479        11,672
   Corporate                                      46,377         53,717        15,945
                                               ---------      ---------     ---------
       Total indentifiable assets              $ 146,615      $  96,249     $  56,428
                                               =========      =========     =========

Depreciation and amortization:
   Technology Services                         $   9,900      $   6,406     $   3,664
   Transaction Services                            1,586           --             302
   Corporate                                         175             59            33
                                               ---------      ---------     ---------
       Total depreciation and amortization     $  11,661      $   6,465     $   3,999
                                               =========      =========     =========

Capital expenditures:
   Technology Services                         $   3,671      $   6,593     $   5,982
   Transaction Services                              586           --           2,337
   Corporate                                         309            528           102
                                               ---------      ---------     ---------
       Total capital expenditures              $   4,566      $   7,121     $   8,421
                                               =========      =========     =========

        Identifiable assets by segment include assets directly identifiable with those segments. Corporate assets consist primarily of cash and cash equivalents, short-term  investments,  deferred tax assets and investments in  unconsolidated affiliates associated with non-operating activities.

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

        Reconciling  information between business segments and the (loss) income before income taxes and minority interest was as follows:

                                              YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            2002         2001          2000
                                         ---------     ---------     ----------
                                                   (IN THOUSANDS)

Gross profit for reportable segments     $ 29,102      $ 27,237      $ 15,078
Operating expense                         (37,480)      (25,647)      (16,600)
Interest expense                             (262)         (343)         (333)
Investment income                             628           737           783
Other expense                                (621)          (14)          (20)
                                         --------      --------      --------
(Loss) income before income taxes        $ (8,633)     $  1,970      $ (1,092)
                                         ========      ========      ========

        Summarized  financial  information by geographic location for 2002, 2001 and 2000 was as follows:

                            YEAR ENDED DECEMBER 31,
                         --------------------------------
                           2002       2001       2000
                         --------------------------------
Revenue:                        (IN THOUSANDS)

   United States         $52,774     $35,134     $21,302
   Foreign                 3,038       6,263       2,678
                         -------     -------     -------
     Total revenue       $55,812     $41,397     $23,980
                         =======     =======     =======

                                     AS OF DECEMBER 31,
                               --------------------------------
                                 2002       2001       2000
                               --------------------------------
                                        (IN THOUSANDS)

Long-lived assets:
    United States               $86,126     $37,563     $31,443
    Foreign                       2,014       1,626       1,626
                                -------     -------     -------
      Total long-lived assets   $88,140     $39,189     $33,069
                                =======     =======     =======

        Revenues were attributed based upon the origin of the product  delivered or service  provided.  Revenue  from export  sales,  principally  software  sale revenue,  was $2.6  million,  $4.0  million and $2.4 million for the years ended
December 31, 2002, 2001 and 2000, respectively.

        Classes of products representing 10% or more of revenue were:

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     2002       2001      2000
                                                    ------    -------    -------
Technology Services Revenue:
    Subscription revenue - Fix Trader                13.8%      17.2%     16.3%
    Subscription revenue - communication charges       (1)      10.1%       (1)
    Sale revenue - OBMS software                       (1)      14.9%     17.0%

  (1) less than 10%

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

18.     VALUATION AND QUALIFYING ACCOUNTS

                                                           Additions
                                        Balance at        Charged to           Deductions
                                        Beginning          Costs and           and Write-       Balance
                                          Year              Expenses              offs         End of Year
                                     ---------------     ---------------     ---------------   -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:                                 (IN THOUSANDS)

    Year ended December 31, 2002     $           511     $         1,146     $           450     $1,207
                                     ===============     ===============     ===============     ======
    Year ended December 31, 2001     $           421     $           233     $           143     $  511
                                     ===============     ===============     ===============     ======
    Year ended December 31, 2000     $           125     $           416     $           120     $  421
                                     ===============     ===============     ===============     ======

INVENTORY RESERVE:
    Year ended December 31, 2002     $            82     $            78     $          --       $  160
                                     ===============     ===============     ===============     ======
    Year ended December 31, 2001     $            92     $           (10)    $          --       $   82
                                     ===============     ===============     ===============     ======
    Year ended December 31, 2000     $            82     $            10     $          --       $   92
                                     ===============     ===============     ===============     ======

19.     SUPPLEMENTAL CASH FLOW INFORMATION

        Information  about the cash flow  activities  related to the Javelin and
NYFIX  Millennium  acquisitions  during the year ended  December 31, 2002 was as follows:

                                                          YEAR ENDED
                                                          DECEMBER 31,
                                                             2002
                                                          --------------
                                                          (IN THOUSANDS)

Fair value of net assets acquired, net of cash acquired     $ 76,219
Fair value of liabilities assumed                            (15,670)
Common stock issued                                          (49,154)
Pre-acquisition investment basis                              (4,600)
                                                            --------
     Payments for acquisitions, net of cash acquired        $  6,795
                                                            ========

        Information  about  other cash flow  activities  during the years  ended
December 31, 2002, 2001 and 2000 was as follows:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                                YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001         2000
                                                            --------    --------     --------
Supplemental disclosures of cash flow information:                   (IN THOUSANDS)

    Cash paid for interest                                  $   262     $   301      $   274
    Cash paid for income taxes, net of refunds                  937       2,985          286
Supplemental schedule of noncash investing and
 financing information:
    Capital lease obligations incurred for the purchase
      of property and equipment                               1,278         524        2,023
    Common stock issued for investments in
      unconsolidated affiliates                               1,121        --           --
    Common stock issued for notes                                70          78           30
    Unrealized (gain) loss on available-for-sale
      securities                                                142         (35)        --

20.     QUARTERLY FINANCIAL DATA - UNAUDITED

        As described in Note 1, certain operating  expenses were reclassified to cost of revenue.

        As described in Note 2, the  unaudited  quarterly  information  has been restated.  The following table presents a comparison of previously  reported and restated unaudited quarterly financial information:

                                   NYFIX, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -CONTINUED

                                                                  THREE MONTHS ENDED
                            -----------------------------------------------------------------------------------------------------
                                    MARCH 31,               JUNE 30,               SEPTEMBER 30,                  DECEMBER 31,
                            ----------------------   ---------------------    ---------------------        ----------------------
                                AS                       AS                       AS                            AS
                            PREVIOUSLY       AS      PREVIOUSLY       AS      PREVIOUSLY       AS           PREVIOUSLY       AS
                             REPORTED    RESTATED     REPORTED    RESTATED     REPORTED    RESTATED          REPORTED    RESTATED
                            ----------   --------    ----------   --------    ----------   --------         -----------  --------
2002                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Revenue                      $10,071     $ 10,071    $  13,086     $  13,086   $  15,368     $  15,368      $ 17,287     $ 17,287
                             =======     ========    =========     =========   =========     =========      ========     ========
Gross profit, as
   previously reported       $ 7,328     $  7,328    $   8,735     $   8,735   $  10,799     $  10,799      $  9,357     $  9,357
Reclassification              (1,704)      (1,704)      (2,534)       (2,534)     (2,879)       (2,879)         --           --
                             -------     --------    ---------     ---------   ---------     ---------      --------     --------
Gross profit, as
   reclassified              $ 5,624     $  5,624    $   6,201     $   6,201   $   7,920     $   7,920      $  9,357     $  9,357
                             =======     ========    =========     =========   =========     =========      ========     ========

Net income (loss)            $    98     $ (1,781)   $  (2,919)    $  (2,919)  $    (906)    $    (906)     $    561     $    561
                             =======     ========    =========     =========   =========     =========      ========     ========
Income (loss) per share:
Basic                        $  --       $  (0.06)   $   (0.10)    $   (0.10)  $   (0.03)    $   (0.03)     $   0.02     $   0.02
                             =======     ========    =========     =========   =========     =========      ========     ========
Diluted                      $  --       $  (0.06)   $   (0.10)    $   (0.10)  $   (0.03)    $   (0.03)     $   0.02     $   0.02
                             =======     ========    =========     =========   =========     =========      ========     ========

2001

Revenue                      $ 8,422     $  8,422    $   9,511     $   9,511   $  11,404     $  11,404      $ 12,060     $ 12,060
                             =======     ========    =========     =========   =========     =========      ========     ========
Gross profit, as
   previously reported       $ 6,482     $  6,482    $   7,255     $   7,255   $   8,959     $   8,959      $  9,370     $  9,370
Reclassification                (909)        (909)      (1,125)       (1,125)     (1,440)       (1,440)       (1,355)      (1,355)
                             -------     --------    ---------     ---------   ---------     ---------      --------     --------
Gross profit, as
   reclassified              $ 5,573     $  5,573    $   6,130     $   6,130   $   7,519     $   7,519      $  8,015     $  8,015
                             =======     ========    =========     =========   =========     =========      ========     ========

Net income (loss)            $ 1,464     $ (1,355)   $   1,602     $  (1,614)  $   2,758     $    (377)     $  2,312     $   (111)
                             =======     ========    =========     =========   =========     =========      ========     ========
Income (loss) per share:
Basic                        $  0.06     $  (0.05)   $    0.06     $   (0.06)  $    0.10     $   (0.01)     $   0.08     $  (0.00)
                             =======     ========    =========     =========   =========     =========      ========     ========
Diluted                      $  0.05     $  (0.05)   $    0.06     $   (0.06)  $    0.10     $   (0.01)     $   0.08     $  (0.00)
                             =======     ========    =========     =========   =========     =========      ========     ========

        The sum of income  (loss) per share for the four  quarters  of 2001 does not equal the total  loss per share  due to  changes  in the  average  number of shares outstanding during the respective periods.

             NYFIX MILLENNIUM, L.L.C. (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
            FOR THE YEAR ENDED DECEMBER 31, 2001, AND FOR THE PERIOD
                   SEPTEMBER 9, 1999 TO DECEMBER 31, 2001 AND
                REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted  our audits in  accordance  with  standards  of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audits to  obtain  reasonable  assurance  about  whether  the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as
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

                                     ******

             NYFIX MILLENNIUM, L.L.C. (A DEVELOPMENT STAGE COMPANY)

              2000 FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted  our audits in  accordance  with  standards  of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audits to  obtain  reasonable  assurance  about  whether  the financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  financial  statements.  An audit also  includes  assessing  the  accounting principles  used  and  significant  estimates  made  by  management,  as well as
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

