Form 10-Q/A
period 2003-03-31
NYFIX INC
filed 2004-05-28
CIK 99047

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

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

                            ------------------------

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such
filing requirements for the past 90 days. Yes |_| No |X|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

There were 32,263,781  shares of Common Stock issued and outstanding as of April
30, 2004.

                                   NYFIX, INC.

                                   FORM 10-Q/A

                      For the quarter ended March 31, 2003

                                                                           PAGE
                                                                           ----

PART I.     FINANCIAL INFORMATION

            Introductory Note                                                3

  Item 1.   Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets as of March 31, 2003                 4
              (As Restated) and December 31, 2002

            Consolidated Statements of Operations for the three
              months ended March 31, 2003 and March 31, 2002 (As Restated)   5

            Consolidated Statements of Cash Flows for the three months
             ended March 31, 2003 and March 31, 2002 (As Restated)           6

             Notes to Consolidated Financial Statements                      7

  Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       23

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk      32

  Item 4.   Controls and Procedures                                         32

PART II     OTHER INFORMATION

  Item 1.   Legal Proceedings                                               33

  Item 5.   Other Information                                               33

  Item 6.   Exhibits and Reports on Form 8-K                                33

  Signatures                                                                34

INTRODUCTORY NOTE

        NYFIX,  Inc.  is filing  this  Amendment  No. 1 on Form  10-Q/A  for the quarter  ended  March 31,  2003 that was  originally  filed on May 14, 2003 (the
"Original  10-Q"),  to reflect the  restatement  of our  consolidated  financial statements  based on the accounting of our 1999 and 2001 investments in and 2002 acquisition of an additional 30% ownership interest in NYFIX Millennium,  L.L.C.
("NYFIX  Millennium").  See Item 2,  "Management's  Discussion  and  Analysis of
Financial  Condition and Results of Operations"  ("MD&A")  and Note 2 to
the Consolidated Financial Statements included elsewhere herein.

        For the  convenience  of the reader,  this Amendment No. 1 amends in its entirety the Original  10-Q.  This  Amendment No. 1 continues to speak as of the date of the  Original  10-Q,  and we have not updated the  disclosure  contained herein to reflect any events  that  occurred at a later date other than that set forth above.  All  information  contained in this  Amendment No. 1 is subject to updating and  supplementing  as provided in our periodic  reports filed with the
Securities  and Exchange  Commission  (the "SEC")  subsequent to the date of the filing of the Original 10-Q.

        The following sections of this Quarterly Report on Form 10-Q/A have been revised from the Original 10-Q:

        o   Item 1 -  Consolidated Financial Statements
        o   Item 2 -  Management's   Discussion   and   Analysis  of   Financial
                      Condition and Results of Operations
        o   Item 4 -  Controls and Procedures

        We have  recently  filed with the SEC our Form 10-K/A for the year ended
December 31, 2002. We have not amended,  and do not intend to amend,  any of our filed  annual or  quarterly  reports  prior to  December  31,  2002.  Therefore, financial  information that has been filed prior to our Form 10-K/A for the year ended December 31, 2002 or otherwise reported for these periods should no longer be relied upon and is superseded by the  information in this  quarterly  report.
Our  Quarterly  Reports on Form 10-Q for the  quarters  ended June 30,  2003 and
September  30, 2003 have also been  affected by this  restatement.  We intend to file these amended quarterly reports as soon as practicable.

                                   NYFIX, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                  MARCH 31,      DECEMBER 31,
                                                                                    2003            2002
                                                                               --------------    -----------
ASSETS                                                                         (AS RESTATED)
   Current assets:
   Cash and cash equivalents                                                      $   9,043      $  11,213
   Short-term investments                                                             9,853         10,727
   Accounts receivable, less allowances of $1,216 and $1,207                         18,921         16,601
   Inventory, net                                                                     1,168          1,098
   Due from unconsolidated affiliates                                                   544            537
   Deferred income taxes                                                                568            590
   Prepaid expenses and other                                                         2,194          2,938
                                                                                  ---------      ---------
       Total current assets                                                          42,291         43,704
Property and equipment, less accumulated depreciation of $18,402 and
   $16,424                                                                           17,720         18,186
Goodwill                                                                             49,261         49,261
Acquired intangible assets, net                                                       8,892          9,404
Investments in unconsolidated affiliates                                              5,149          5,510
Notes receivable from unconsolidated affiliates                                       2,542          1,519
Other amounts due from unconsolidated affiliates                                      1,468          1,002
Deferred income taxes                                                                13,024         12,879
Other assets, net                                                                     5,427          5,150
                                                                                  ---------      ---------
       Total assets                                                               $ 145,774      $ 146,615
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   3,361      $   3,729
   Accrued expenses                                                                   4,662          5,360
   Current portion of capital lease obligations                                         973          1,089
   Deferred revenue                                                                   2,946          2,561
   Other current liabilities                                                            172            142
                                                                                  ---------      ---------
       Total current liabilities                                                     12,114         12,881
Long-term portion of capital lease obligations                                          464            664
Other long-term liabilities                                                             175            207
                                                                                  ---------      ---------
       Total liabilities                                                             12,753         13,752
                                                                                  ---------      ---------

Commitments and Contingencies (see notes)

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
   Common stock, $0.001 par value; 60,000,000 shares authorized;
     32,444,175 and 32,420,558 issued                                                    32             32
   Additional paid-in capital                                                       178,874        178,818
   Accumulated deficit                                                              (26,321)       (26,397)
   Treasury stock, 1,301,300 shares, at cost                                        (19,100)       (19,100)
   Due from employees for issuance of common stock                                     (605)          (597)
   Accumulated other comprehensive income                                               141            107
                                                                                  ---------      ---------
       Total stockholders' equity                                                   133,021        132,863
                                                                                  ---------      ---------
       Total liabilities and stockholders' equity                                 $ 145,774      $ 146,615
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

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ------------------------
                                                           2003         2002
                                                        ---------    -----------
                                                                    (AS RESTATED)
REVENUE:
   Subscription                                         $  8,547      $  7,177
   Sale                                                    2,655         1,309
   Service contract                                        2,472         1,216
   Transaction                                             3,609           369
                                                        --------      --------
       Total revenue                                      17,283        10,071
                                                        --------      --------

COST OF REVENUE:
   Subscription                                            4,573         3,129
   Sale                                                      484           222
   Service contract                                          542           231
   Transaction                                             2,146           865
                                                        --------      --------
       Total cost of revenue                               7,745         4,447
                                                        --------      --------

GROSS PROFIT:
   Subscription                                            3,974         4,048
   Sale                                                    2,171         1,087
   Service contract                                        1,930           985
   Transaction                                             1,463          (496)
                                                        --------      --------
       Total gross profit                                  9,538         5,624
                                                        --------      --------

OPERATING EXPENSE:
   Selling, general and administrative                     7,835         5,212
   Research and development                                  177           179
   Equity in loss of NYFIX Millennium                       --           1,340
   Depreciation and amortization                           1,176           537
                                                        --------      --------
       Total operating expense                             9,188         7,268
                                                        --------      --------
Income (loss) from operations                                350        (1,644)

Interest expense                                             (31)          (87)
Investment income                                            106            44
Equity in loss of unconsolidated affiliates                 (362)          (32)
                                                        --------      --------
Income (loss) before income tax (benefit) provision           63        (1,719)
Income tax (benefit) provision                               (13)           62
                                                        --------      --------
Net income (loss)                                       $     76      $ (1,781)
                                                        ========      ========

Basic income (loss) per common share                    $   0.00      $  (0.06)
                                                        ========      ========
Basic weighted average common shares outstanding          31,131        27,901
                                                        ========      ========
Diluted income (loss) per common share                  $   0.00      $  (0.06)
                                                        ========      ========
Diluted weighted average common shares outstanding        31,936        27,901
                                                        ========      ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              -------------------------
                                                                                 2003           2002
                                                                              ---------    ------------
                                                                                           (AS RESTATED)
Cash flows from operating activities:
   Net income (loss)                                                          $     76      $ (1,781)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                             3,075         2,018
       Deferred income taxes                                                      (145)          (13)
       Provision for bad debts                                                      15            26
       Equity in loss of unconsolidated affiliates                                 362         1,372
       Changes in assets and liabilities (net of business
         acquisitions):
         Accounts receivable                                                    (2,335)       (1,356)
         Inventory                                                                 (70)           80
         Prepaid expenses and other                                                735           153
         Deferred revenue                                                          385             8
         Accounts payable, accrued expenses and other                           (1,068)       (1,748)
           liabilities
         Other, net                                                                (38)          136
                                                                              --------      --------
             Net cash provided by (used in) operating activities                   992        (1,105)
                                                                              --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                             (21)       (2,346)
   Sales of short-term investments                                                 950        22,543
   Capital expenditures for property and equipment                              (1,514)         (766)
   Capitalization of product enhancement costs and other                          (851)         (562)
   Proceeds from sale of equipment                                                --             373
   Payments for acquisitions, net of cash acquired                                --          (6,230)
   Investments in unconsolidated affiliates                                       --          (4,000)
   (Loans and advances to) repayments from unconsolidated affiliates, net       (1,466)        2,178
                                                                              --------      --------
             Net cash (used in) provided by investing activities                (2,902)       11,190
                                                                              --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                             (316)         (228)
   Net proceeds from issuance of common stock                                       56            92
                                                                              --------      --------
             Net cash used in financing activities                                (260)         (136)
                                                                              --------      --------
Net (decrease) increase in cash and cash equivalents                            (2,170)        9,949
Cash and cash equivalents, beginning of period                                  11,213         4,968
                                                                              --------      --------
Cash and cash equivalents, end of period                                      $  9,043      $ 14,917
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

BASIS OF PRESENTATION

        The accompanying  unaudited  consolidated financial statements have been prepared in accordance  with the rules and  regulations  of the  Securities  and
Exchange Commission's  Regulation S-X and consequently do not include all of the disclosures  required  under  accounting  principles  generally  accepted in the
United States of America.  The Company  believes that the disclosures  contained herein are  adequate  to make the  information  presented  not  misleading.  The accompanying  consolidated  financial  statements  include  the  accounts of the
Company  and  reflect  all  adjustments,  which  were  comprised  of normal  and recurring  accruals,  considered  necessary  for  a  fair  presentation  of  the
Company's  financial  condition  and  results  of  operations.  All  significant intercompany balances and transactions have been eliminated in consolidation.

        The operating results for the three months ended March 31, 2003 and 2002 are not  necessarily  indicative  of the  results to be  expected  for any other interim  period or any future  year.  These  consolidated  financial  statements should  be read  in  conjunction  with  the  audited  financial  statements  and footnotes  thereto in the  Company's  Annual  Report on Form 10-K/A for the year ended December 31, 2002.

        Effective  November  1,  2000,  the  Company  accounted  for its  equity investment  in NYFIX  Millennium  on the equity  method.  Since the  Company was viewed as the only  investor  with a  substantive  economic  investment in NYFIX
Millennium, the Company absorbed 100% of NYFIX Millennium's operating losses. On
February 1, 2002, the Company  acquired an additional 30% ownership  interest of
NYFIX  Millennium  resulting in a total  ownership  interest of 80% and regained control of the NYFIX Millennium Board of Directors.  Effective on that date, the
Company consolidated the financial statements of NYFIX Millennium and recognized
100% of NYFIX Millennium's operating losses. (See Note 4).

        The  Company's  ownership of EuroLink  Network,  Inc.  ("EuroLink")  and
Renaissance  Trading  Technologies,  LLC ("Renaissance") was accounted for under the equity  method,  since the Company  has the ability to exercise  significant influence over the operating and financial policies of those companies.

USE OF ESTIMATES

        The  preparation of financial  statements in conformity  with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,  the disclosure of contingent  assets and liabilities at

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

RECLASSIFICATIONS

        Certain   reclassifications   have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,   the  Company  reclassified  certain
operating  expenses to cost of revenue,  primarily related to the Company's data center operations, of $1.7 million for the three months ended March 31, 2002.

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

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                 -----------------------------
                                                     2003            2002
                                                 -------------    ------------
                                                     (IN THOUSANDS, EXCEPT
                                                      PER SHARE AMOUNTS)
Net income (loss), as reported                   $         76     $   (1,781)
Compensation expense based on the fair value           (1,732)        (2,115)
   method, net of tax
                                                 ------------      ---------
Pro forma net loss                               $     (1,656)    $   (3,896)
                                                 ============      =========

Basic income (loss) per common share:
   As reported                                   $       0.00      $   (0.06)
                                                 ============      =========
   Pro forma                                     $      (0.05)     $   (0.14)
                                                 ============      =========

Diluted income (loss) per common share:
   As reported                                   $       0.00      $   (0.06)
                                                 ============      =========
   Pro forma                                     $      (0.05)     $   (0.14)
                                                 ============      =========

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July  2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities."  SFAS No. 146 requires  recording costs  associated  with exit or disposal  activities at their fair values when a liability has been incurred.  Under previous  guidance,  certain exit costs were accrued upon management's commitment to an exit plan. The provisions of SFAS No.
146 are effective for exit or disposal  activities  initiated after December 31,
2002. The Company adopted SFAS No. 146 effective January 1, 2003.

        In November 2002, the FASB Emerging Issues Task Force ("EITF") reached a consensus on No. 00-21, "Revenue Arrangements with Multiple  Deliverables." EITF
No. 00-21 applies to certain  contractually  binding  arrangements under which a company performs  multiple revenue  generating  activities and requires that all
companies   account  for  each  element  within  an  arrangement  with  multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone  basis,  (b) there is objective  and reliable  evidence of fair value and (c) the amount of the total  arrangement  consideration is fixed. EITF
No. 00-21 is effective for revenue  arrangements  entered into in fiscal periods beginning  after June 15, 2003. The Company is evaluating the provisions of EITF
No. 00-21 and whether the  implementation of this statement will have a material effect on the Company's financial position, results of operations or cash flows.

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

2.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the consolidated  financial  statements as of and for the three  months  ended March 31,  2003,  management  of the Company determined to restate its financial  statements to account for its 1999 and 2001 investments in and 2002  acquisition of an additional 30% ownership  interest in
NYFIX  Millennium,  as summarized  below.  See Note 4 for a  description  of the
Company's acquisition of NYFIX Millennium.

ACCOUNTING FOR THE COMPANY'S 1999 INVESTMENT IN NYFIX MILLENNIUM AND ISSUANCE OF
THE COMPANY'S COMMON STOCK TO THE INITIAL PARTNERS

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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
See Note 4 for the definitions of Initial Partners and Option.

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

        Viewing the  transactions  as an  Integrated  Transaction,  the restated
accounting  reflected  the  issuance of the  Company's  common stock with a fair value of $34.6  million  on the  Measurement  Date to the  Initial  Partners  in
exchange for $14 million in cash and the Option. The $34.6 million fair value of the Company's common stock issued was $20.6 million in excess of the $14 million
Initial  Partners'  cash equity  investment in NYFIX  Millennium.  Of this $20.6 million  excess,  the Company  allocated $4.2 million to the Option based on its fair value.  As the Option had an indefinite  life, it was not amortized.  There were no additional intangible assets acquired. Thus, the remaining $16.4 million was accounted for as a prior period adjustment relating to 1999.

ACCOUNTING FOR THE COMPANY'S COMMON STOCK ISSUED TO THE NEW PARTNERS IN 2001

        The  Company  restated  its  financial  statements  to  account  for the issuance of its common  stock to the New Partners to purchase the Option and the
New Partners' cash contributed to NYFIX Millennium as an Integrated  Transaction
with measurement dates of March 16, 2001 (for one of the New Partners) and April
2, 2001 (for three of the New Partners).  These dates were when the New Partners entered into the Operating  Agreement and funded NYFIX Millennium,  and when the
Company issued its common stock in exchange for the Option and press releases to announce the transactions. See Note 4 for the definition of New Partners.

        As with the investment of the Initial Partners,  since the fair value of the  Company's  common  stock issued to purchase the Option was greater than the cash equity investment by the New Partners,  it was determined the New Partners'
consideration  given in the option transaction was not viewed as having economic substance  or  investment  risk.  The  Company  accounted  for  this  Integrated
Transaction  as a sale of its common stock to the New Partners,  in exchange for cash and the Option. The Company accounted for the total $8 million  contributed to NYFIX Millennium ($2 million from each of the New Partners) as its investment in NYFIX Millennium.

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

RECOGNITION OF NYFIX MILLENNIUM OPERATING LOSSES

        As  described  above,  since the cash equity  investment  by the Initial
Partners  and the New Partners  was not viewed as having  economic  substance or investment risk, the Company accounted for 100% of NYFIX Millennium's  operating losses from the date of NYFIX Millennium's inception.  Accordingly, in the three months  ended March 31,  2002,  the Company  recognized  equity in loss of NYFIX
Millennium of $1.3 million,  reversed the previously  recorded minority interest of $0.3 and related tax benefit of $0.2 million,  and  eliminated  inter-company interest  related to a note  receivable  from NYFIX  Millennium of $38,000.  The
Company  recognized  100% of  NYFIX  Millennium's  operating  losses  since  the
Company's   acquisition  of  an  additional  30%  ownership  interest  in  NYFIX
Millennium  (attaining a total  ownership of 80%) in February  2002. If and when
NYFIX Millennium achieves profitability, 24% of its profits will be allocated to the  Initial  Partners  and New  Partners  in  accordance  with the  contractual agreement amongst the parties.

CONSOLIDATION OF NYFIX MILLENNIUM FINANCIAL STATEMENTS

        Effective  November 1, 2000, the Company no longer  controlled the NYFIX
Millennium  Board  of  Directors  and  accounted  for its  investment  in  NYFIX
Millennium under the equity method. On February 1, 2002, the Company acquired an additional  30% ownership  interest in NYFIX  Millennium  resulting in its total ownership  interest  of 80%  and  the  Company  regained  control  of the  NYFIX
Millennium  Board of  Directors.  At that date,  the  Company  consolidated  the financial statements of NYFIX Millennium.

ACCOUNTING  FOR THE COMPANY'S  EXERCISE OF THE OPTION AND  ALLOCATION OF THE NET
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

NET EFFECT OF RESTATEMENT ADJUSTMENTS

        The  net  effect  of the  adjustments  made  to  restate  the  Company's financial  statements  was for the  Company  to  reduce  its  total  assets  and stockholders'  equity  at March  31,  2003 by $14.2  million.  The  total  asset reduction  was  comprised of i) a decrease in goodwill of $20.9  million for the acquisition of an additional  30% ownership  interest in NYFIX  Millennium  from
$27.8  million to $6.9  million;  and ii) an increase in deferred  tax assets of
$6.7 million for the tax benefit of a 1999 charge to operations of $16.4 million
related  to  the  purchase  of  the  Option  from  the  Initial  Partners.   The
stockholders'  equity  reduction  was  comprised  of the net  effect  of:  i) an increase in accumulated deficit of $31.7 million,  which included: a) the equity in loss of NYFIX Millennium of $1.3 million for the three months ended March 31,
2002;  b) the  reversal of the  previously  recorded  minority  interest of $0.3 million and related tax benefit of $0.2 million for the three months ended March
31, 2002; c) the elimination of inter-company  interest income related to a note receivable from NYFIX Millennium of $38,000 for the three months ended March 31,
2002;  d) the  aforementioned  prior period  adjustment  related to 1999 of $9.7 million,  net of tax benefit of $6.7  million;  e) a prior period  adjustment of
$20.1 million related to NYFIX  Millennium's 1999 through 2001 operating losses;
and  f)  a  prior  period   adjustment   related  to  the  elimination  of  2001
inter-company interest income related to a note receivable from NYFIX Millennium of $43,000;  and ii) an increase in additional paid-in capital of $17.5 million, which  represents the additional fair value of the Company's common stock issued for the Option of $17.1 million and $0.4 million in 1999 and 2001, respectively.
As of March 31, 2003, the Company's restated total assets were $145.8 million as compared to $160.0 million and restated  stockholders' equity was $133.0 million as compared to $147.2 million, prior to the restatement.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

        The  following  table  summarizes  the  effects  of  the  aforementioned adjustments on the Company's net income (loss):

                                                   THREE MONTHS ENDED
                                                     MARCH 31, 2002
                                                   ------------------
                                                     (IN THOUSANDS)
Net income, as previously reported                     $    98
    Operating expense and other adjustments:
    Equity in loss of NYFIX Millennium                   1,340
                                                       -------
       Total operating expense and other                 1,340
                                                       -------
    Investment income                                      (38)
    Provision for income taxes                            (195)
    Minority interest                                     (306)
                                                       -------
Increase in net loss                                    (1,879)
                                                       -------
Net loss, as restated                                  $(1,781)
                                                       =======

The following tables summarize the significant effects of the restatement:

                                                   THREE MONTHS ENDED
                                                     MARCH 31, 2002
                                               ----------------------------
                                                   AS
                                                PREVIOUSLY
                                                 REPORTED     AS RESTATED
                                                -----------   ------------
                                                  (IN THOUSANDS, EXCEPT
                                                    PER SHARE AMOUNTS)
Consolidated statement of operations
  data:
   Operating expense:
   Equity in loss of NYFIX Millennium             $  --        $ 1,340
                                                  -------      -------
       Total operating expense                       --          1,340
                                                  -------      -------
   Loss from operations                              (304)      (1,644)
   Investment income                                   82           44
   Loss before income tax (benefit) provision
     and minority interest                           (341)      (1,719)
   Income tax (benefit) provision                    (133)          62
   Loss before minority interest                     (208)      (1,781)
   Minority interest in NYFIX Millennium              306         --
   Net income (loss)                                   98       (1,781)

   Net income (loss) per common share -
     basic and diluted:                           $  0.00      $ (0.06)

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                     AS OF MARCH 31, 2003
                                                   ----------------------------
                                                       AS
                                                   PREVIOUSLY
                                                     REPORTED      AS RESTATED
                                                   ------------    ------------
                                                          (IN THOUSANDS)
Consolidated balance sheet data:
   Goodwill                                           $  70,161     $  49,261
   Deferred income taxes                                  6,326        13,024
       Total assets                                     159,976       145,774
   Additional paid-in capital                           161,403       178,874
   Retained earnings (accumulated deficit)                5,352       (26,321)
       Total stockholders' equity                       147,223       133,021
       Total liabilities and stockholders' equity       159,976       145,774

3.      INVENTORY

        Inventory consisted of the following:

                                            MARCH 31,     DECEMBER 31,
                                              2003           2002
                                           ----------     -------------
                                                 (IN THOUSANDS)
Parts and materials                          $1,084         $  912
Work in process                                --               52
Finished goods                                  244            294
                                             ------         ------
       Total inventory, gross                 1,328          1,258
Less: Allowance for obsolescence                160            160
                                             ------         ------
       Total inventory, net                  $1,168         $1,098
                                             ======         ======

4.      ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

ACQUISITIONS

NYFIX MILLENNIUM

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.

        On October 27, 1999, the Measurement Date (see Note 2), NYFIX Millennium
was formed by the Company and seven global  international  investment  banks and brokerage firms consisting of the "Initial Partners": Deutsche Bank US Financial
Markets,  ABN Amro Securities  (formerly ING Barings),  Lehman Brothers,  Morgan
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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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
Viewing  these  transactions  as  an  Integrated  Transaction,   the  accounting
reflected the issuance of the Company's  common stock with a fair value of $34.6 million to the  Initial  Partners  in  exchange  for $14 million in cash and the
Option.  The $34.6 million fair value of the  Company's  common stock issued was
$20.6  million  in  excess  of the $14  million  cash  invested  by the  Initial
Partners.  Of this $20.6 million excess,  the Company  allocated $4.2 million to the Option based on its fair value. As the Option had an indefinite life, it was not amortized.  There were no other intangible  assets  acquired.  The remaining
$16.4 million was accounted for as a prior period adjustment relating to 1999.

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

        On March 16, 2001 and April 2, 2001,  NYFIX  Millennium  added four "New
Partners"  consisting of: Bank of America,  Wachovia Securities  (formerly First
Union  Securities)  and LabMorgan  Corporation  (formerly J.P.  Morgan & Co. and
Chase H&Q). The New Partners  invested $8.0 million ($2.0 million each) in NYFIX
Millennium   in  exchange  for  100,000  units  (25,000  units  each)  of  NYFIX
Millennium.  To maintain its 50%  ownership  interest in NYFIX  Millennium,  the
Company reduced certain of its rights to share future dividend  distributions of
NYFIX Millennium. The Company purchased from the New Partners an option, similar to the  option  purchased  from  the  Initial  Partners,  to  buy an  additional ownership  interest in NYFIX Millennium.  As consideration for that option,  the
Company issued to the New Partners, an aggregate of 376,000 shares of its common stock with a fair value of $8.4  million on the  measurement  dates of March 16,
2001 for one of the New  Partners  and  April 2,  2001 for the  other  three New
Partners.  The option, which was also exercisable at any time, had no expiration date,  and required the Company to issue an  aggregate of an  additional  60,000 shares of its  common  stock to the New  Partners  upon  exercise.  Hereinafter, references  to the "Option"  include the option  received  from both the Initial
Partners and the New Partners. Exercising the Option would enable the Company to increase  its  ownership  interest  in  NYFIX  Millennium  to 80%  of the  total ownership interests.  The fair value of the Company's common stock issued to the
New  Partners was $0.4  million in excess of the $8 million New  Partners'  cash equity investment in NYFIX  Millennium.  The Company allocated this $0.4 million to the Option based on its fair value. As the Option had an indefinite  life, it was not amortized.

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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
As a result, the Company increased its ownership interest in NYFIX Millennium to
80%. At the point of exercising  the Option and  regaining  control of the NYFIX
Millennium  Board and as a result of the  aforementioned  items,  the  Company's aggregate  purchase price of NYFIX Millennium was $9.1 million,  which consisted of:  (i) the Option  issued by the  Initial  Partners  with a fair value of $4.2 million;  (ii) the Option  issued by the New Partners  with a fair value of $0.4 million, and (iii) the Company's common stock issued to the Initial Partners and
New Partners for exercise of the Option with a fair value of $4.5 million on the date of  exercise.  The  Company  allocated  $2.2  million  to the fair value of intangible assets acquired,  resulting in goodwill of $6.9 million.  Some of the
Company's key  considerations for the acquisition of an additional 30% ownership interest in NYFIX Millennium  included its ability to control NYFIX Millennium's operations to effect changes in NYFIX Millennium's business model as a result of
the   attractiveness   of  the   synergies   anticipated   with  the   Company's
recently-acquired     NYFIX    Transaction     Services     broker-dealer    and
soon-to-be-acquired Javelin business.

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

         NYFIX  Millennium's  statement of  operations  for the one month period ended January 31, 2002 was as follows:

                                          MONTH ENDED
                                          JANUARY 31,
                                             2002
                                       ---------------
                                        (IN THOUSANDS)
Revenue:
   Transaction                             $    77

Cost of Revenue:
   Transaction                                 105
                                           -------

Gross Profit:
   Transaction                                 (28)

Operating Expense:
   Selling, general and administrative       1,215
   Research and development                   --
   Depreciation and amortization               117
                                           -------
       Total operating expense               1,332

Interest expense                               (38)
Interest income                                 20
                                           -------
       Net loss                            $(1,378)
                                           =======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

         Financial  information  reconciling  NYFIX  Millennium's  statement of operations to the Company's equity in loss of NYFIX Millennium for the one month period ended January 31, 2002 was as follows:

                                                  MONTH ENDED
                                                  JANUARY 31,
                                                    2002
                                               ---------------
                                               (IN THOUSANDS)
Net loss                                          $(1,378)
Elimination of inter-company interest                  38
                                                  -------
Equity in loss of NYFIX Millennium                $(1,340)
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

        Of the  aforementioned  purchase price, $1.0 million in cash and 270,945 shares of common  stock,  having a fair  value of $4.0  million  as of March 31,
2002,  is being held in escrow by an  unrelated  third party and is subject to a final working  capital  adjustment to be calculated as of March 31, 2002 and the effect  of  the  outcome  of  specific  litigation  to be  determined  based  on activities  through  March  31,  2003.  The  entire  amount  of cash and  shares
continues  to  be  held  in  escrow  pending   resolution  of  the   appropriate
distribution  of such cash and shares.  See Note 11,  Subsequent  Event,  to the consolidated financial statements. The Company will record the return of escrow, if any,  based  upon  activities  through  March 31,  2003,  as a  reduction  in goodwill.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill and other  acquired  intangibles at March 31, 2003 and December
31, 2002 primarily  relate to the Company's 2002 acquisition of an 80% ownership interest in NYFIX  Millennium and acquisition of Javelin  described  above.  The
Company  completed  the asset  valuations  for the  acquisitions  and the annual goodwill impairment test during the fourth quarter of 2002.

        Acquired intangible assets consisted of the following:

                                                                  WEIGHTED-
                                         MARCH 31,  DECEMBER 31,   AVERAGE
                                          2003         2002       USEFUL LIFE
                                         ---------  ------------  -----------
                                             (IN THOUSANDS)
Existing technology                       $ 7,500     $ 7,500     5.1 years
Customer related intangibles                2,700       2,700     5.3 years
Trademarks and other                          800         800     10.5 years
                                          -------   ---------
       Total intangible assets, gross      11,000      11,000
Less: Accumulated amortization              2,108       1,596
                                          -------   ---------
       Total intangible assets, net       $ 8,892     $ 9,404
                                          =======   =========

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

5.      INVESTMENT IN AFFILIATES

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

RENAISSANCE

        On October 2, 2002, the Company acquired an 18% interest in Renaissance.
The Company  acquired its interest in return for 300,000 shares of the Company's stock with a fair value of $1.1 million. Renaissance was formed to commercialize a NASDAQ  trading  platform  (the  "Platform").  The  Company  has an  option to purchase  a  minimum  of 20% to a  maximum  of  40%  of  the  total  outstanding membership  units  of  Renaissance  at a price  to be  determined  based  upon a formula,  between  October 2004 and October 2006.  In October 2002,  the Company
loaned  $1.5  million to  Renaissance  in  exchange  for a  convertible  secured promissory  note.  The note bears an  interest  rate of 5.5%,  is due in October
2007, or is  convertible  into 6,400,000  membership  units (or 32% of the total outstanding  membership  units,  subject to  dilution)  of  Renaissance,  at the
Company's  option  anytime after October  2003.  In February  2003,  the Company loaned an  additional  $1.0  million to  Renaissance  in exchange  for a secured promissory  note. The note bears an interest rate of 5.5% and is due in February
2008. The Company's  investment in Renaissance is being  accounted for under the equity  method.  During the three  months  ended  March 31,  2003,  the  Company recorded a loss on the investment of $183,000,  which was included in "equity in loss of unconsolidated affiliates" in the accompanying consolidated statement of income.

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

6.      INCOME TAXES

        The Company  recorded a tax benefit of $13,000  and a tax  provision  of
$62,000 during the three months ended March 31, 2003 and 2002, respectively. The
Company  will  receive  no income  tax  benefit  for the equity in loss of NYFIX
Millennium  of $1.3  million  for the three  months  ended March 31,  2002.  The
Company's effective tax rate was 21% and 4% for the three months ended March 31,
2003 and March 31, 2002, respectively. The Company's effective tax rate for the three  months  ended  March 31, 2003 is lower than the  Federal  statutory  rate primarily  due  to the  effect  of  the  recognition  of  certain  research  and development  tax  credits  offset  by the  effect  of state  income  taxes.  The
Company's  effective tax rate for the three months ended March 31, 2002 is lower than the Federal  statutory  rate  primarily  due to the impact of the equity in loss of NYFIX Millennium.

7.      PER SHARE INFORMATION

        The  Company's   basic  income  (loss)  per  common  share  ("EPS")  was
calculated based on the net income (loss)  available to common  stockholders and the  weighted-average  number of shares  outstanding during the reported period.
Diluted EPS normally includes additional dilution from common stock equivalents, such as stock issuable  pursuant to the exercise of  outstanding  stock options.
Stock options representing 1,309,000 shares for the three months ended March 31,
2002 were excluded from the loss per share  calculations since the amounts would be anti-dilutive.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                  -----------------------------
                                                     2003               2002
                                                  -----------         ---------
                                                        (IN THOUSANDS, EXCEPT
                                                          PER SHARE AMOUNTS)
Net income (loss)                                    $   76           $ (1,781)
                                                     ======           ========
Basic income (loss) per common share                 $ 0.00           $  (0.06)
                                                     ======           ========

Basic weighted average common shares outstanding     31,131             27,901
Potentially dilutive effect of stock options            805               --
                                                     ------           --------
Diluted weighted average shares outstanding          31,936             27,901
                                                     ======           ========
Diluted income (loss) per common share               $ 0.00           $  (0.06)
                                                     ======           ========
8.      BUSINESS SEGMENT INFORMATION

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

        Summarized financial information by business segment was as follows:

                                THREE MONTHS ENDED
                                     MARCH 31,
                              ------------------------
                                2003           2002
                              --------      ---------
Revenue:                         (IN THOUSANDS)
   Technology Services        $ 13,919      $  9,702
   Transaction Services          3,849           369
   Eliminations                   (485)         --
                              --------      --------
       Total revenue          $ 17,283      $ 10,071
                              ========      ========

Gross Profit:
   Technology Services        $  8,243      $  6,120
   Transaction Services          1,295          (496)
                              --------      --------
       Total gross profit     $  9,538      $  5,624
                              ========      ========

        Reconciling  information between business segments and the income (loss)
before income tax (benefit) provision was as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       -----------------------
                                                          2003         2002
                                                       ---------    ---------
                                                          (IN THOUSANDS)
Gross profit for reportable segments                    $ 9,538      $ 5,624
Operating expenses                                       (9,188)      (7,268)
Interest expense                                            (31)         (87)
Investment income                                           106           44
Equity in loss of unconsolidated affiliates                (362)         (32)
                                                        -------      -------
Income (loss) before income tax (benefit) provision     $    63      $(1,719)
                                                        =======      =======

9.      OTHER COMPREHENSIVE INCOME

        The  components  of  other  comprehensive  income,  net of tax,  were as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                    --------------------
                                                                      2003       2002
                                                                    --------   --------
                                                                       (IN THOUSANDS)
Net income (loss)                                                   $    76     $(1,781)
Changes in net unrealized gain on available-for-sale securities          34          35
                                                                    -------     -------
Total comprehensive income (loss)                                   $   110     $(1,746)
                                                                    =======     =======

        Accumulated other  comprehensive  income,  net of tax, at March 31, 2003 and  December 31, 2002  consisted  of the  accumulated  net  unrealized  gain on available-for-sale securities of $141,000 and $107,000, respectively.

10.     CASH FLOW SUPPLEMENTAL INFORMATION

        Information  about the cash flow  activities  related  to the  Company's
NYFIX Millennium and Javelin acquisitions was as follows:

                                                           THREE MONTHS
                                                              ENDED
                                                             MARCH 31,
                                                              2002
                                                          ------------
                                                          (IN THOUSANDS)
Fair value of net assets acquired, net of cash acquired     $ 75,173
Fair value of liabilities assumed                            (15,189)
Common stock issued                                          (49,154)
Pre-acquisition investment basis                              (4,600)
                                                            --------
       Payments for acquisitions, net of cash acquired      $  6,230
                                                            ========

        The above fair  values of net assets  and  liabilities  are based on the preliminary  values at March 31, 2002. The final  allocation of assets  acquired differed from the fair values presented.

        Information about other cash flow activities was as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         ------------------
                                                          2003       2002
                                                         -------    -------
Supplemental disclosures of cash flow information:        (IN THOUSANDS)
    Cash paid for interest                               $  31      $  87
    Cash paid for income taxes, net of refunds            (688)       586
Supplemental schedule of noncash investing and
   financing information:
    Unrealized gain on available-for-sale securities       (34)       (35)

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

11.     SUBSEQUENT EVENT

        On May 13,  2003,  the Company was served as a defendant  in Kledaras v.
NYFIX,  Inc. (Sup. Ct. NY County) Index No.  601502/03,  which had been filed on the same date in New York State  court in New York  City.  George  Kledaras,  as representative  of shareholders of Javelin,  seeks the release of an escrow fund established  in connection  with the Company's  acquisition  of Javelin in March
2002 and  alleges  damages of at least $18  million  against the Company and its
Chairman and CEO,  Peter K. Hansen,  in connection  with such  acquisition.  The
Company  believes  the  lawsuit is without  merit and  intends to defend  itself vigorously.  The Company  does not believe that the  disposition  of this matter will have a  material  adverse  impact on its  financial  condition,  results of operation or cash flows.

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

        For our  accounting  policies  that,  among others,  are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's Discussion and Analysis, in our Annual  Report on Form 10-K/A for the year ended  December 31, 2002.  Senior management  has discussed  the  development  and  selection of these  accounting policies, and estimates, and the related disclosures with the Audit Committee of the  Board of  Directors  ("Audit  Committee").  See Note 1 in the  Notes to the
Consolidated  Financial  Statements  in our Annual Report on Form 10-K/A for the
year ended December 31, 2002 for our  significant  accounting  policies.  In the first  three  months of 2003,  there  have been no  changes  to our  significant accounting policies.

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

                                   NYFIX, INC.

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

        Certain   reclassifications   have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation. In connection therewith, we reclassified certain operating expense to cost of revenue,  primarily  related to our data center  operations,  of $1.6 million for the three months ended March 31, 2002.

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

                                   NYFIX, INC.

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
31, 2002. As a percentage of total revenue,  transaction  revenue was 21% in the three months  ended March 31, 2003,  as compared to 4% in the three months ended
March 31, 2002, primarily due to the aforementioned  transaction revenue for our
recently  acquired   broker-dealer   businesses,   including  NYFIX  Transaction
Services,   which  started  generating  revenue  on  July  1,  2002,  and  NYFIX
Millennium,  whose  results  have been  included in our  consolidated  financial statements  since  our  acquisition  of  an 80 %  ownership  interest  in  NYFIX
Millennium on February 1, 2002.

COST OF REVENUE

        Total cost of revenue  increased  $3.3 million,  or 75%, to $7.7 million for the three months ended March 31, 2003, from $4.4 million in the three months ended March 31,  2002,  due  primarily to  clearing,  execution  and other costs related to our recently acquired NYFIX Millennium and NYFIX Transaction Services businesses,  of $0.7  million,  increased  data  center  costs of $0.7  million, increased costs  attributable to support our recently  acquired Javelin business of $0.7  million,  increased  telecommunication  charges,  due to  more  desktop connections  and  increased  capacity  in our data  centers to support  our core business,  of $0.5 million and increased  depreciation  expense  attributable to investment  in  data  center  equipment  to  support  our  subscription  revenue components of $0.2 million.

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
As a percentage of service  contract  revenue,  service contract cost of revenue increased  to 21.9% in the three  months  ended March 31,  2003,  as compared to
19.0% in the three  months  ended March 31, 2002,  primarily  attributed  to the aforementioned cost increases.

                                   NYFIX, INC.

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

EQUITY IN LOSS OF NYFIX MILLENNIUM

        Effective  February 1, 2002,  we  exercised  the Option to increase  our ownership  interest  in  NYFIX  Millennium,  from  50% to 80% and on  that  date consolidated NYFIX Millennium's financial statements.  NYFIX Millennium incurred operating  losses  of $1.3  million  for the  month of  January  2002,  which we recognized under the equity method.

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

INCOME (LOSS) FROM OPERATIONS

        Income from operations was $0.4 million for the three months ended March
31,  2003 as compared to a loss from  operations  of $1.6  million for the three months ended March 31, 2002. The improvement in operating  results was primarily due to the  increase  in revenue  from our  recently  acquired  transaction  and
Javelin  businesses,  which more than offset the higher  costs  associated  with these businesses. In addition, our 2002 results were unfavorably impacted by the equity in loss of NYFIX  Millennium  of $1.3  million.  As a percentage of total revenue,  income from operations was 2% in the three months ended March 31, 2003 as compared to a deficit of 16% in the three months  ended March 31,  2002.  The improvement as a percentage of total revenue was attributable to a higher growth in revenue than costs of our acquired businesses.

INTEREST EXPENSE

        Interest  expense  decreased  $56,000,  or 64%, to $31,000 for the three months ended March 31,  2003,  from $87,000 for the three months ended March 31,
2002,  principally due to interest  incurred in connection with late payments of certain obligations of $43,000 for the three months ended March 31, 2002.

INVESTMENT INCOME

        Investment income increased to $106,000 for the three months ended March
31, 2003,  from $44,000 for the three months ended March 31, 2002. This increase was  principally  due to  realized  losses  on sales of  short-term  investments aggregating  $136,000 for the three months ended March 31, 2002, offset by lower

                                   NYFIX, INC.

interest income of $112,000 in the current period,  principally  from short-term investments,  due to lower yields on lower average  investment  balances for the current period when compared to the prior year's three month period.

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

INCOME TAXES

        We recorded an income tax benefit of $13,000 for the three  months ended
March 31,  2003,  compared to an income tax  provision  of $62,000 for the three months  ended March 31,  2002.  The income tax benefit in the three months ended
March 31, 2003 was  attributable  to a tax  provision on our pretax income which was more than offset by a tax benefit for certain estimated Federal research and
development  tax  credits  aggregating  $38,000,   available  for  research  and
development  expenses  incurred during the three months ended March 31, 2003. We will receive no income tax benefit for the equity in loss of NYFIX Millennium of
$1.3  million in 2002 as these  operating  losses were  allocated to the Initial
Partners and New Partners for income tax  purposes.  Our  effective  tax benefit rate of 21% in the three  months  ended March 31, 2003  differs from the Federal statutory rate primarily due to the effects of the  aforementioned  research and development tax credits,  offset  slightly by state income taxes.  Our effective tax rate of 4% in the  three  months  ended  March 31,  2002 was lower  than the
Federal  statutory  rate  primarily  due to the  impact of the equity in loss of
NYFIX Millennium.

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

                                   NYFIX, INC.

offerings.  However,  we expect NYFIX  Millennium  to possibly  need  additional working  capital during the first six to nine months of 2003,  until it achieves positive cash flow from  operations.  Our strategy is to migrate Javelin to more of a  subscription-based  revenue model, similar to our core NYFIX USA business.
This  may  cause  Javelin   capital  sale  revenue  to  be   unpredictable   and
inconsistent.  Although  Javelin  generated  cash from  operations  in the three months  ended March 31,  2003,  there can be no  assurance  that this trend will continue. In addition, our unconsolidated affiliates,  Renaissance and EuroLink, have received $4.6 million in cumulative funding from us through March 31, 2003, including  $1.5 million in the three months ended March 31, 2003. We may provide additional  funding to them,  until they  generate  positive cash flow or obtain other sources of capital. Such additional funding, if necessary, may unfavorably impact our working capital.

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

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

        Net cash  provided by  operating  activities  in the three  months ended
March 31, 2003 was $1.0 million, as our net income of $0.1 million, adjusted for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision for bad debts and  equity in loss of  unconsolidated  affiliates  provided  $3.4 million.  Unfavorable working capital changes,  including accounts receivable of
$2.4 million and accounts  payable and accrued  expenses of $1.1 million,  which were partially  offset by favorable net changes in other assets and  liabilities of $1.1 million, decreased cash by $2.4 million.

        Net cash used in  operating  activities  in the three months ended March
31,  2002  was  $1.1  million,  as our net loss of $1.8  million,  adjusted  for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision for bad debts and  equity in loss of  unconsolidated  affiliates  provided  $1.6 million.  Unfavorable  working capital,  including  accounts  receivable of $1.4 million and accounts  payable and accrued  expenses of $1.7  million,  decreased cash by $2.7 million.

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

                                   NYFIX, INC.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In July  2002,  the FASB  issued  SFAS No.  146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities."  SFAS No. 146 requires  recording costs  associated  with exit or disposal  activities at their fair values when a liability has been incurred.  Under previous  guidance,  certain exit costs were accrued upon management's commitment to an exit plan. The provisions of SFAS No.
146 are effective for exit or disposal  activities  initiated after December 31,
2002. The Company adopted SFAS No. 146 effective January 1, 2003.

        In November  2002,  the EITF reached a consensus on No. 00-21,  "Revenue
Arrangements  with  Multiple  Deliverables."  EITF No. 00-21  applies to certain contractually  binding  arrangements  under  which a company  performs  multiple revenue  generating  activities and requires that all companies account for each element within an arrangement  with multiple  deliverables  as separate units of accounting if (a) the delivered item has value on a stand-alone basis, (b) there is objective and reliable evidence of fair value and (c) the amount of the total arrangement  consideration  is fixed.  EITF No. 00-21 is  effective  for revenue arrangements  entered into in fiscal periods  beginning  after June 15, 2003. We are evaluating  the provisions of EITF No. 00-21 and whether the  implementation of this statement will have a material effect on our financial position, results of operations or cash flows.

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

        On May 27, 2004, we restated the consolidated  financial statements that appear in this Form 10-Q/A.  The  restatement  relates to our accounting for our
1999 and 2001  investments in and 2002 acquisition of an additional 30% interest in NYFIX  Millennium.  Based on an evaluation of the effectiveness of the design and  operation of our  disclosure  controls and  procedures,  in light of, among other things, the facts and circumstances of our May 27, 2004 restatement of our financial  statements,  our Chief Executive  Officer and Chief Financial Officer
concluded  that,  as of the  end of the  period  covered  by  this  report,  our disclosure  controls and procedures  were  effective to ensure that  information required to be disclosed  in our  Exchange  Act reports is recorded,  processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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
                                       --------------------------
                                       Mark R. Hahn
                                       Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                          Officer)

Dated: May 28, 2004

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