Form 10-Q/A
period 2003-06-30
NYFIX INC
filed 2004-05-28
CIK 99047

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

                                   NYFIX, INC.

                                   FORM 10-Q/A

                       For the quarter ended June 30, 2003

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

            Introductory Note

   Item 1.  Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets as of June 30, 2003
              (As Restated) and December 31, 2002

            Consolidated Statements of Operations for the three
              and six months ended June 30, 2003 and June 30, 2002
              (As Restated)

            Consolidated Statements of Cash Flows for the six months
              ended June 30, 2003 and June 30, 2002 (As Restated)

            Notes to Consolidated Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of  Operations

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Item 4.  Controls and Procedures

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

   Signatures

                          PART I. FINANCIAL INFORMATION

INTRODUCTORY NOTE

        NYFIX,  Inc.  is filing  this  Amendment  No. 1 on Form  10-Q/A  for the quarter  ended June 30, 2003 that was  originally  filed on August 14, 2003 (the
"Original  10-Q"),  to reflect the  restatement  of our  consolidated  financial statements  based on the accounting of our 1999 and 2001 investments in and 2002 acquisition of an additional 30% ownership interest in NYFIX Millennium,  L.L.C.
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

        o   Item 1 - Consolidated Financial Statements
        o   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations
        o   Item 4 - Controls and Procedures

        We have  recently  filed with the SEC our Form 10-K/A for the year ended
December 31, 2002. We have not amended,  and do not intend to amend,  any of our filed  annual or  quarterly  reports  prior to  December  31,  2002.  Therefore, financial  information that has been filed prior to our Form 10-K/A for the year ended December 31, 2002 or otherwise reported for these periods should no longer be relied upon and is superseded by the information in this quarterly report. We have also  recently  filed our  Quarterly  Report on Form 10-Q/A for the quarter ended March 31,  2003,  which has also been  affected by this  restatement.  Our
Quarterly  Report on Form 10-Q for the quarter ended September 30, 2003 has also been  affected by this  restatement.  We intend to file this  amended  quarterly report as soon as practicable.

                                   NYFIX, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2003           2002
                                                                                ---------------- ------------
ASSETS                                                                           (AS RESTATED)
Current assets:
   Cash and cash equivalents                                                       $  11,884      $  11,213
   Short-term investments                                                             10,014         10,727
   Accounts receivable, less allowances of $1,254 and $1,207                          14,382         16,601
   Inventory, net                                                                      1,105          1,098
   Due from unconsolidated affiliates                                                    552            537
   Deferred income taxes                                                                 622            590
   Prepaid expenses and other                                                          2,652          2,938
                                                                                   ---------      ---------
       Total current assets                                                           41,211         43,704

Property and equipment, less accumulated depreciation of $20,385 and $16,424          16,874         18,186
Goodwill                                                                              49,261         49,261
Acquired intangible assets, net                                                        8,380          9,404
Investments in unconsolidated affiliates                                               4,848          5,510
Notes receivable from unconsolidated affiliates                                        2,578          1,519
Other amounts due from unconsolidated affiliates                                       2,163          1,002
Deferred income taxes                                                                 13,439         12,879
Other assets                                                                           6,083          5,150
                                                                                   ---------      ---------
        Total assets                                                               $ 144,837      $ 146,615
                                                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   4,010      $   3,729
   Accrued expenses                                                                    4,497          5,360
   Current portion of long-term debt and other liabilities                               964          1,231
   Deferred revenue                                                                    2,641          2,561
                                                                                   ---------      ---------
       Total current liabilities                                                      12,112         12,881
Long-term debt and other liabilities                                                     515            871
                                                                                   ---------      ---------
       Total liabilities                                                              12,627         13,752
                                                                                   ---------      ---------

Commitments and contingencies (see notes)

Stockholders' equity:
    Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
    Common stock, $0.001 par value; 60,000,000 shares authorized;
      32,544,390 and 32,420,558 issued                                                    33             32
    Additional paid-in capital                                                       179,057        178,818
    Accumulated deficit                                                              (27,378)       (26,397)
    Treasury stock, 1,301,300 shares, at cost                                        (19,100)       (19,100)
    Notes receivable issued for common stock                                            (613)          (597)
    Accumulated other comprehensive income                                               211            107
                                                                                   ---------      ---------
       Total stockholders' equity                                                    132,210        132,863
                                                                                   ---------      ---------
       Total liabilities and stockholders' equity                                  $ 144,837      $ 146,615
                                                                                   =========      =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                            JUNE 30,                    JUNE 30,
                                                                     -----------------------     ------------------------
                                                                        2003         2002          2003         2002
                                                                     ---------   -----------     ---------   -------------
                                                                                                             (AS RESTATED)
REVENUE:
   Subscription                                                      $  8,103      $  8,063      $ 16,650      $ 15,240
   Sale                                                                 2,028         1,295         4,683         2,604
   Service contract                                                     2,295         2,375         4,767         3,591
   Transaction                                                          3,270         1,353         6,879         1,722
                                                                     --------      --------      --------      --------
       Total revenue                                                   15,696        13,086        32,979        23,157
                                                                     --------      --------      --------      --------
COST OF REVENUE:
  Subscription                                                          4,812         3,906         9,385         7,035
  Sale                                                                    414           683           898           905
  Service contract                                                        546           649         1,088           880
  Transaction                                                           1,973         1,647         4,119         2,512
                                                                     --------      --------      --------      --------
       Total cost of revenue                                            7,745         6,885        15,490        11,332
                                                                     --------      --------      --------      --------
GROSS PROFIT:
  Subscription                                                          3,291         4,157         7,265         8,205
  Sale                                                                  1,614           612         3,785         1,699
  Service contract                                                      1,749         1,726         3,679         2,711
  Transaction                                                           1,297          (294)        2,760          (790)
                                                                     --------      --------      --------      --------
       Total gross profit                                               7,951         6,201        17,489        11,825
                                                                     --------      --------      --------      --------
OPERATING EXPENSE:
   Selling, general and administrative                                  8,289         9,670        16,124        14,882
   Research and development                                               385           460           562           639
   Equity in loss of NYFIX Millennium                                    --            --            --           1,340
   Depreciation and amortization                                        1,203         1,220         2,379         1,757
                                                                     --------      --------      --------      --------
       Total operating expense                                          9,877        11,350        19,065        18,618
                                                                     --------      --------      --------      --------
Loss from operations                                                   (1,926)       (5,149)       (1,576)       (6,793)

Investment income                                                         147           116           253           160
Interest expense                                                          (27)          (56)          (58)         (143)
Other expense, net                                                       (225)         (107)         (587)         (139)
                                                                     --------      --------      --------      --------
Loss before income tax benefit                                         (2,031)       (5,196)       (1,968)       (6,915)
Income tax benefit                                                       (974)       (2,277)         (987)       (2,215)
                                                                     --------      --------      --------      --------
Net loss                                                             $ (1,057)     $ (2,919)     $   (981)     $ (4,700)
                                                                     ========      ========      ========      ========

Basic and diluted loss per common share                              $  (0.03)     $  (0.10)     $  (0.03)     $  (0.16)
                                                                     ========      ========      ========      ========
Basic and diluted weighted average common
   shares outstanding                                                  31,173        30,720        31,152        29,318
                                                                     ========      ========      ========      ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             ---------------------------
                                                                                 2003          2002
                                                                             ----------   --------------
                                                                                          (AS RESTATED)
Cash flows from operating activities:
   Net loss                                                                   $   (981)     $ (4,700)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                              6,196         4,934
      Deferred income taxes                                                       (522)          (56)
      Provision for bad debts                                                      298         1,015
      Equity in loss of unconsolidated affiliates                                  662         1,479
      Changes in assets and liabilities (net of business
        acquisitions):
        Accounts receivable                                                      1,921           879
        Inventory                                                                   (7)           75
        Prepaid expenses and other                                                 111        (2,723)
        Deferred revenue                                                            80            44
        Accounts payable, accrued expenses and other liabilities                  (580)       (1,148)
        Other, net                                                                 (90)          119
                                                                              --------      --------
             Net cash provided by (used in) operating activities                 7,088           (82)
                                                                              --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                            (101)       (9,731)
   Sales of short-term investments                                                 950        25,793
   Capital expenditures for property and equipment                              (2,653)       (1,684)
   Capitalization of product enhancement costs and other                        (2,089)       (1,708)
   Proceeds from sale of equipment                                                --             373
   Payments for acquisitions, net of cash acquired                                --          (6,781)
   Investments in unconsolidated affiliates                                       --          (4,000)
   (Loans and advances to) repayments from unconsolidated affiliates, net       (2,161)        2,178
                                                                              --------      --------
             Net cash (used in) provided by investing activities                (6,054)        4,440
                                                                              --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                             (603)         (533)
   Net proceeds from issuance of common stock                                      240           233
                                                                              --------      --------
             Net cash used in financing activities                                (363)         (300)
                                                                              --------      --------
Net increase in cash and cash equivalents                                          671         4,058
Cash and cash equivalents, beginning of period                                  11,213         4,968
                                                                              --------      --------
Cash and cash equivalents, end of period                                      $ 11,884      $  9,026
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

        The Company's ownership interest in EuroLink Network,  Inc. ("EuroLink")
and Renaissance  Trading  Technologies,  LLC  ("Renaissance")  was accounted for under  the  equity  method,  since  the  Company  has the  ability  to  exercise significant  influence  over  the  operating  and  financial  policies  of those companies. Subsequent to June 30, 2003, the Company executed a binding agreement to acquire Renaissance, effective July 1, 2003 (see Note 11).

USE OF ESTIMATES

        The  preparation of financial  statements in conformity  with accounting
principles   generally  accepted  in  the  United  States  of  America  requires

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                             -----------------------------------------------------------
                                                2003             2002              2003           2002
                                             ------------     -----------      ------------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported                        $    (1,057)     $    (2,919)     $      (981)     $(4,700)
Compensation expense based on the fair
   value method, net of tax                       (1,288)          (1,924)          (3,020)      (4,039)
                                             -----------      -----------      -----------      -------
Pro forma net loss                           $    (2,345)     $    (4,843)     $    (4,001)     $(8,739)
                                             ===========      ===========      ===========      =======

Basic and diluted loss per common share:
   As reported                               $     (0.03)     $     (0.10)     $     (0.03)     $ (0.16)
                                             ===========      ===========      ===========      =======
   Pro forma                                 $     (0.08)     $     (0.16)     $     (0.13)     $ (0.30)
                                             ===========      ===========      ===========      =======

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
Subsequent to June 30, 2003, the Company executed a binding agreement to acquire the remaining 82% of its other unconsolidated affiliate,  Renaissance,  that the
Company did not already own, effective July 1, 2003. Accordingly,  the financial position and results of operations of Renaissance will be consolidated  into the
Company's financial statements as of that date (see Note 11).

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

2.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the consolidated  financial  statements as of and for the three and six  months  ended  June 30,  2003,  management  of the
Company  determined to restate its financial  statements to account for its 1999 and 2001  investments  in and 2002  acquisition  of an additional  30% ownership interest in NYFIX Millennium, as summarized below.  See Note 4 for a description of the Company's acquisition of NYFIX Millennium.

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
See Note 4 for the definitions of Initial Partners and Option.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

        Viewing the  transactions  as an  Integrated  Transaction,  the restated
accounting  reflected  the  issuance of the  Company's  common stock with a fair value of $34.6  million  on the  Measurement  Date to the  Initial  Partners  in
exchange for $14 million in cash and the Option. The $34.6 million fair value of the Company's common stock issued was $20.6 million in excess of the $14 million cash  invested  by the  Initial  Partners  $20.6  million  excess,  the  Company allocated $4.2 million to the Option based on its fair value.  As the Option had an indefinite  life, it was not amortized.  There were no additional  intangible assets acquired.  Thus, the remaining $16.4 million was accounted for as a prior period adjustment relating to 1999.

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

RECOGNITION OF NYFIX MILLENNIUM OPERATING LOSSES

        As  described  above,  since the cash equity  investment  by the Initial
Partners  and the New Partners  was not viewed as having  economic  substance or investment risk, the Company accounted for 100% of NYFIX Millennium's  operating losses from the date of NYFIX Millennium's  inception.  Accordingly,  in the six months  ended June 30,  2002,  the  Company  recognized  equity in loss of NYFIX
Millennium of $1.3 million,  reversed the previously  recorded minority interest of $0.3 and related tax benefit of $0.2 million,  and  eliminated  inter-company interest  related to a note  receivable  from NYFIX  Millennium of $38,000.  The
Company  recognized  100% of  NYFIX  Millennium's  operating  losses  since  the
Company's   acquisition  of  an  additional  30%  ownership  interest  in  NYFIX
Millennium  (attaining a total  ownership of 80%) in February  2002. If and when
NYFIX Millennium achieves profitability, 24% of its profits will be allocated to the  Initial  Partners  and New  Partners  in  accordance  with the  contractual agreement amongst the parties.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

ACCOUNTING  FOR THE COMPANY'S  EXERCISE OF THE OPTION AND  ALLOCATION OF THE NET
PURCHASE PRICE

        When the Company  exercised the Option on February 1, 2002,  the Company issued  to the  Initial  Partners  and  the  New  Partners  an  aggregate  of an additional  296,250 shares of its common stock with a fair value of $4.5 million on the date of exercise.  At the point of  exercising  the Option and  regaining control  of the  NYFIX  Millennium  Board of  Directors  and as a result  of the aforementioned items, the Company's aggregate purchase price of NYFIX Millennium was $9.1 million  consisting  of: (i) the Option issued by the Initial  Partners with a fair value of $4.2  million;  (ii) the Option  issued by the New Partners with a fair value of $0.4 million,  and (iii) the Company's  common stock issued to the Initial  Partners  and New  Partners  to exercise  the Option with a fair value of $4.5 million.  The Company allocated $2.2 million of the purchase price to the fair value of intangible  assets  acquired  resulting in goodwill of $6.9 million.

NET EFFECT OF RESTATEMENT ADJUSTMENTS

        The  net  effect  of the  adjustments  made  to  restate  the  Company's financial  statements  was for the  Company  to  reduce  its  total  assets  and stockholders'  equity  at June  30,  2003 by  $14.2  million.  The  total  asset reduction  was  comprised of i) a decrease in goodwill of $20.9  million for the acquisition of an additional  30% ownership  interest in NYFIX  Millennium  from
$27.8  million to $6.9  million;  and ii) an increase in deferred  tax assets of
$6.7  million  for the tax  benefit of the 1999  charge to  operations  of $16.4 million  related to the  purchase of the Option from the Initial  Partners.  The stockholders'  equity  reduction  was  comprised  of the net  effect  of:  i) an increase in accumulated deficit of $31.7 million,  which included: a) the equity in loss of NYFIX  Millennium  of $1.3 million for the three and six months ended
June 30, 2002; b) the reversal of the previously  recorded  minority interest of
$0.3  million  and  related  tax  benefit of $0.2  million for the three and six months ended June 30, 2002; c) the elimination of inter-company  interest income related to a note receivable from NYFIX  Millennium of $38,000 for the three and six months ended June 30, 2002; d) the  aforementioned  prior period  adjustment related to 1999 of $9.7 million,  net of tax benefit of $6.7 million; e) a prior period  adjustment of $20.1 million related to NYFIX  Millennium's  1999 through
2001  operating  losses;  and  f) a  prior  period  adjustment  related  to  the elimination of 2001  inter-company  interest income related to a note receivable from NYFIX  Millinneum  of $43,000;  and ii) an increase in  additional  paid-in capital of $17.5 million,  which  represents  the  additional  fair value of our common stock issued for the Option of $17.1 million and $0.4 million in 1999 and
2001,  respectively.  As of June 30, 2003,  the Company's  restated total assets were $144.8  million as compared to $159.0  million and  restated  stockholders'
equity  was  $132.2  million  as  compared  to  $146.4  million,  prior  to  the restatement.

        The  following  table  summarizes  the  effects  of  the  aforementioned adjustments on the Company's net loss:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                SIX MONTHS ENDED
                                                  JUNE 30, 2002
                                                ----------------
                                                 (IN THOUSANDS)
Net loss, as previously reported                     $(2,821)
   Operating expense and other adjustments:
     Equity in loss of NYFIX Millennium                1,340
                                                     -------
        Total operating expense and other              1,340
                                                     -------
     Investment income                                   (38)
     Provision for income taxes                         (195)
     Minority interest                                  (306)
                                                     -------
Increase in net loss                                  (1,879)
                                                     -------
Net loss, as restated                                $(4,700)
                                                     =======

        The  following   tables   summarize  the  significant   effects  of  the
restatement:

                                                   SIX MONTHS ENDED
                                                    JUNE 30, 2002
                                              ------------------------
                                                 AS
                                              PREVIOUSLY
                                               REPORTED    AS RESTATED
                                              ----------    ----------
                                                  (IN THOUSANDS, EXCEPT
                                                   PER SHARE AMOUNTS)
Consolidated statement of operations
 data:
   Operating expense:
     Equity in loss of NYFIX Millennium        $  --        $ 1,340
                                               -------      -------
           Total operating expense                --          1,340
                                               -------      -------
     Loss from operations                       (5,453)      (6,793)
     Investment income                             198          160
     Loss before income tax benefit             (5,537)      (6,915)
       and minority interest
     Income tax benefit                         (2,410)      (2,215)
     Loss before minority interest              (3,127)      (4,700)
     Minority interest in NYFIX Millennium         306         --
     Net loss                                   (2,821)      (4,700)

     Net loss per common share -               $ (0.10)     $ (0.16)
       basic and diluted:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                        AS OF JUNE 30, 2003
                                                    --------------------------
                                                        AS
                                                    PREVIOUSLY
                                                     REPORTED      AS RESTATED
                                                     ----------    -----------
                                                           (IN THOUSANDS)
Consolidated balance sheet data:
   Goodwill                                           $  70,161     $  49,261
   Deferred income taxes                                  6,741        13,439
       Total assets                                     159,039       144,837
   Additional paid-in capital                           161,586       179,057
   Retained earnings (accumulated deficit)                4,295       (27,378)
       Total stockholders' equity                       146,412       132,210
       Total liabilities and stockholders' equity       159,039       144,837

3.      INVENTORY

        Inventory consisted of the following:

                                     JUNE 30,       DECEMBER 31,
                                      2003              2002
                                     -------        ------------
                                           (IN THOUSANDS)
Parts and materials                  $1,066            $  912
Work in process                        --                  52
Finished goods                          199               294
                                     ------            ------
       Total inventory, gross         1,265             1,258
Less: Allowance for obsolescence        160               160
                                     ------            ------
       Total inventory, net          $1,105            $1,098
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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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
                                                  =======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

        Acquired intangible assets consisted of the following:

                                                                  WEIGHTED-
                                         JUNE 30,   DECEMBER 31,   AVERAGE
                                          2003         2002       USEFUL LIFE
                                         ---------  ------------  -----------
                                             (IN THOUSANDS)
Existing technology                       $ 7,500     $ 7,500     5.1 years
Customer related intangibles                2,700       2,700     5.3 years
Trademarks and other                          800         800     10.5 years
                                          -------   ---------
       Total intangible assets, gross      11,000      11,000
Less: Accumulated amortization              2,620       1,596
                                          -------   ---------
       Total intangible assets, net       $ 8,380     $ 9,404
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

                                                   AMOUNT
                                                   ------
                                               (IN THOUSANDS)
Remainder of 2003                                $ 1,024
   2004                                            2,048
   2005                                            2,048
   2006                                            2,048
   2007                                              923
   Thereafter                                        289
                                                  ------
        Future estimated amortization expense     $8,380
                                                  ======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

        Subsequent to June 30, 2003, the Company executed a binding agreement to acquire the  remaining  82% of  Renaissance  not already  owned by the  Company, effective  July 1, 2003.  Accordingly,  the  financial  position  and results of operations of  Renaissance  will be  consolidated  into the Company's  financial statements as of that date (see Note 11).

6.      INCOME TAXES

        The Company  recorded a tax  benefit of $1.0  million for both the three and six months  ended June 30,  2003,  and tax benefits of $2.3 million and $2.2 million  for the three and six months  ended June 30,  2002,  respectively.  The
Company  will  receive  no income  tax  benefit  for the equity in loss of NYFIX
Millennium of $1.3 million for the six months ended June 30, 2002. The Company's effective  tax benefit  rate was 48% and 50% for the three and six months  ended
June 30, 2003, respectively,  and 44% and 32% for the three and six months ended
June 30, 2002, respectively.  The Company's effective tax rate for the three and six  months  ended  June 30,  2003 is higher  than the  Federal  statutory  rate primarily  due to the  effects  of  the  recognition  of  certain  research  and development  tax credits and state income  taxes.  The  Company's  effective tax benefit rate for the three months ended June 30, 2002 is higher than the Federal statutory rate primarily due to the effect of state income taxes.  The Company's effective  tax benefit rate for the six months ended June 30, 2002 is lower than the Federal  statutory rate primarily due to the impact of the equity in loss of
NYFIX Millennium offset by the effect of state income taxes.

7.      PER SHARE INFORMATION

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

                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     JUNE 30,                JUNE 30,
                                              ----------------------    --------------------
                                                2003         2002         2003       2002
                                              ---------    ---------    --------   ---------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss                                      $ (1,057)    $ (2,919)    $ (981)    $ (4,700)
                                              ========     ========     ======     ========
Loss per common share - basic and diluted     $  (0.03)    $  (0.10)    $(0.03)    $  (0.16)
                                              ========     ========     ======     ========
Weighted average shares outstanding             31,173       30,720     31,152       29,318
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

        Summarized financial information by business segment was as follows:

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                     JUNE 30,                   JUNE 30,
                              -----------------------     ----------------------
                                2003          2002          2003          2002
                              ---------     ---------     ---------     --------
Revenue:                                      (IN THOUSANDS)
   Technology Services        $ 12,764      $ 11,611      $ 26,683      $ 21,313
   Transaction Services          3,665         1,475         7,514         1,844
   Eliminations                   (733)         --          (1,218)         --
                              --------      --------      --------      --------
       Total revenue          $ 15,696      $ 13,086      $ 32,979      $ 23,157
                              ========      ========      ========      ========

Gross Profit:
   Technology Services        $  7,047      $  6,398      $ 15,290      $ 12,518
   Transaction Services            904          (197)        2,199          (693)
                              --------      --------      --------      --------
       Total gross profit     $  7,951      $  6,201      $ 17,489      $ 11,825
                              ========      ========      ========      ========

        Reconciling  information  between business  segments and the loss before income tax benefit was as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                         ------------------------    -----------------------
                                            2003         2002          2003          2002
                                         ----------    ---------     ---------     --------
                                                            (IN THOUSANDS)
Gross profit for reportable segments     $  7,951      $  6,201      $ 17,489      $ 11,825
Operating expenses                         (9,877)      (11,350)      (19,065)      (18,618)
Interest expense                              (27)          (56)          (58)         (143)
Investment income                             147           116           253           160
Other expense, net                           (225)         (107)         (587)         (139)
                                         --------      --------      --------      --------
Loss before income tax benefit           $ (2,031)     $ (5,196)     $ (1,968)     $ (6,915)
                                         ========      ========      ========      ========
9.      OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss, net of tax, were as follows:

                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                           JUNE 30,                   JUNE 30,
                                      ---------------------     ----------------------
                                        2003         2002         2003         2002
                                      --------     --------     ---------    --------
                                                   (IN THOUSANDS)
Net loss                              $(1,057)     $(2,919)     $  (981)     $(4,700)
Changes in net unrealized gain on          70           25          104           60
   available-for-sale securities
                                      -------      -------      -------      -------
Total comprehensive loss              $  (987)     $(2,894)     $  (877)     $(4,640)
                                      =======      =======      =======      =======

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                                   2002
                                                              ---------------
                                                               (IN THOUSANDS)
Fair value of net assets acquired, net of cash acquired          $ 76,719
Fair value of liabilities assumed                                 (16,184)
Common stock issued                                               (49,154)
Pre-acquisition investment basis                                   (4,600)
                                                                 --------
       Payments for acquisitions, net of cash acquired           $  6,781
                                                                 ========

        The preceding  fair values of net assets and  liabilities  were based on the preliminary values at June 30, 2002. The final allocation of assets acquired differed from the fair values presented.

        Information about other cash flow activities was as follows:

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ------------------------
                                                             2003         2002
                                                          ----------   -----------
Supplemental disclosures of cash flow information:            (IN THOUSANDS)
   Cash paid for interest                                  $    58      $   143
   (Refunds received) cash paid for income taxes, net         (564)       1,558
Supplemental schedule of noncash investing and
     financing information:
   Capital lease obligations incurred for the purchase        --          1,278
     of property and equipment
   Unrealized gain on available-for-sale securities           (104)         (60)

11.     SUBSEQUENT EVENT

        On July 1, 2003, the Company executed a binding agreement to acquire the remaining 82% of  Renaissance.  The  transaction is expected to close during the third quarter of 2003. The Company,  previously an 18% owner of Renaissance (see
Note 5), will finance the  transaction  by  exercising  its option to convert an outstanding $1.5 million promissory note for 32% additional equity and acquiring the  remaining  50% equity in  Renaissance  with a  combination  of newly issued shares of the Company's common stock and cash, at the Company's discretion, with a total value of $6.0 million.

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (UNAUDITED)

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

        For our  accounting  policies  that,  among others,  are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's Discussion and Analysis, in our Annual  Report on Form  10-K/A for the year ended  December  31, 2002 ("2002
Form 10-K/A").  Senior management has discussed the development and selection of these accounting policies,  and estimates,  and the related disclosures with the
Audit Committee of the Board of Directors ("Audit Committee"). See Note 1 in the
Notes to the Consolidated  Financial  Statements in our 2002 Form 10-K/A for our
significant  accounting  policies.  In the first six months of 2003,  there have been no material changes to our significant accounting policies.

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

                                   NYFIX, INC.

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

        Certain   reclassifications   have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,  we  reclassified  certain  operating expenses, primarily related to our data center operations, totaling $2.5 million and $4.2  million to cost of revenue for the three and six months ended June 30,
2002.

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

                                   NYFIX, INC.

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

        Transaction  cost of revenue  increased  $0.3  million,  or 20%, to $2.0 million for the three  months  ended June 30,  2003,  from $1.7  million for the three months ended June 30, 2002,  primarily due to clearing and execution  fees of $0.4 million.  As a percentage of transaction  revenue,  transaction  cost of revenue  decreased to 60.3% in the three months ended June 30, 2003, as compared to 121.7% in the three months ended June 30,  2002,  due  primarily to increased transaction  revenue. In addition,  NYFIX Transaction Services incurred costs in the three months ended June 30 2002 prior to generating revenue,  which occurred on July 1, 2002.

GROSS PROFIT (AS A PERCENTAGE OF REVENUE)

        Gross profit increased to 50.7% for the three months ended June 30, 2003 as compared to 47.4% for the three months  ended June 30, 2002.  The increase in gross profit is primarily  attributable to the impact of increased  Javelin sale

                                   NYFIX, INC.

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

SELLING, GENERAL AND ADMINISTRATIVE

        Selling,  general and administrative  expense decreased $1.4 million, or
14%,  to $8.3  million for the three  months  ended June 30, 2003 as compared to
$9.7  million  for the three  months  ended  June 30,  2002.  The  decrease  was primarily  attributable  to  reduced  bad debt  expense of $0.7  million  due to improved  collections  and reduced  salaries and benefits of $0.7 million due to staffing reductions, which occurred subsequent to the acquisition of Javelin. As a  percentage  of total  revenue,  selling  general and  administrative  expense decreased  to 52.8% in the three  months  ended June 30,  2003 from 73.9% in the three months ended June 30, 2002.  The decrease as a percentage of total revenue was  attributable  to a  combination  a growth in revenue and the  reduction  in selling, general and administrative expense.

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

                                   NYFIX, INC.

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

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUE

        Total revenue  increased $9.8 million,  or 42%, to $33.0 million for the six months ended June 30, 2003,  as compared to $23.2 million for the six months ended June 30, 2002,  primarily  due to  transaction  revenue,  of $5.7 million, derived from NYFIX Transaction  Services,  which started  generating  revenue on
July 1, 2002,  and NYFIX  Millennium,  whose  results have been  included in our consolidated  financial  statements  since our  acquisition  of an 80% ownership interest in NYFIX  Millennium  on February 1, 2002,  and revenue for our Javelin products, of $3.6 million.

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

LOSS FROM OPERATIONS

        Loss from operations decreased $5.2 million, or 76%, to $1.6 million for the six months ended June 30,  2003,  as compared to a loss from  operations  of
$6.8  million  for the six  months  ended  June 30,  2002.  The  improvement  in operating  results  was  primarily  due to the  increase  in  revenue  from  our transaction  and  Javelin  businesses  offset by  higher  cost of  revenues  and operating expenses.  In addition,  our 2002 results were unfavorably impacted by the equity in loss of NYFIX Millennium of $1.3 million. As a percentage of total revenue,  loss from  operations was a deficit of 5% in the six months ended June
30, 2003 as compared to a deficit of 29% in the six months  ended June 30, 2002.
The  improvement as a percentage of total revenue was  attributable  to a higher growth in revenue than costs of our acquired businesses.

INVESTMENT INCOME

        Investment  income  increased  $93,000,  or 58%, to $253,000 for the six months  ended June 30,  2003,  from  $160,000  for the six months ended June 30,

                                   NYFIX, INC.

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

INCOME TAXES

        We  recorded  an income tax  benefit of $1.0  million for the six months ended June 30,  2003,  compared to an income tax benefit of $2.2 million for the six months  ended June 30,  2002.  The income tax benefit in the current  year's period were  attributable  to a tax benefit on our pre-tax  loss of $2.0 million
and  tax  benefits  for  certain   estimated  Federal  and  state  research  and
development  tax credits.  Our effective tax rate of 50% in the six months ended
June 30, 2003 was higher than the Federal  statutory  rate  primarily due to the effect of the aforementioned  research and development tax credits and state tax benefits.  The income tax benefit in the prior year's period was attributable to a tax benefit on our pre-tax  loss of $6.9 million for the six months ended June
30, 2002.  We will receive no income tax benefit for the equity in loss of NYFIX
Millennium of $1.3 million in 2002 as these  operating  losses were allocated to the Initial Partners and New Partners for income tax purposes. Our effective tax rate of 32% in the six  months  ended June 30,  2002 was lower than the  Federal statutory  rate  primarily  due to the  impact  of the  equity  in loss of NYFIX
Millennium.

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

        At June 30, 2003, we had total debt of $1.2 million,  which  represented current and long-term amounts  outstanding under capital lease  obligations.  At
June 30,  2003,  we had no  material  commitments  for capital  expenditures  or inventory  purchases.  As  discussed  in Note 11 to the  Consolidated  Financial
Statements,  we have agreed to acquire the remaining 82% of Renaissance  that we do not already own,  effective July 1, 2003, by converting an  outstanding  $1.5 million promissory note from it and issuing a combination of newly issued common stock and cash, at the Company's discretion,  with a value of approximately $6.0 million.  Our long-term capital needs depend on numerous factors,  including the rate we obtain new clients and expand our staff and  infrastructure,  as needed, to accommodate such growth,  as well as the rate at which we choose to invest in

                                   NYFIX, INC.

new technologies to modify our NYFIX Network and infrastructure. We have ongoing needs  for  capital,  including  working  capital  for  operations  and  capital expenditures to maintain and expand our operations.

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
Although Javelin generated cash from operations in the six months ended June 30,
2003, there can be no assurance that this trend will continue. NYFIX Transaction
Services  and NYFIX  Clearing  Corporation  may  require  additional  funding to support start-up costs related to new products. In addition,  our unconsolidated affiliate,  Renaissance, has required $4.7 million in cumulative funding from us through June 30, 2003,  including  $2.2 million in the six months ended June 30,
2003.  Although  we  believe  that  we  can  achieve  synergies  from  acquiring
Renaissance  (see  Note 11 to the  Consolidated  Financial  Statements),  we may
provide  additional  working capital to Renaissance,  if necessary,  until their products  gain  greater  acceptance  in the  marketplace.  Although we have only provided our unconsolidated affiliate, EuroLink, with $0.5 million in cumulative funding, EuroLink may need additional working capital funding until it generates positive cash flow, and is exploring several sources of funding, including us.

        We believe that our cash and investments of $21.9 million, together with anticipated  cash to be generated from  operations will be sufficient to support these start-up costs, as well as our capital and operating needs,  including the operating needs of all of our consolidated subsidiaries,  and our unconsolidated affiliates Renaissance and EuroLink for at least the next twelve months.

WORKING CAPITAL

        At June 30, 2003, we had working capital of $29.1 million as compared to
$30.0  million at  December  31,  2002.  The  decrease  in working  capital  was principally  due to the cash used to acquire  property  and  equipment,  enhance products and fund working  capital  advances to our  unconsolidated  affiliates.
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

        Net cash used in operating  activities  in the six months ended June 30,
2002 was $82,000, as our net loss of $4.7 million,  adjusted for non-cash items, such as depreciation,  amortization, deferred taxes, provision for bad debts and equity in loss of unconsolidated  affiliates provided $2.7 million.  Unfavorable working  capital,  including  prepaid  expenses  and other,  of $2.7 million and accounts  payable and  accrued  expenses of $1.1  million,  offset by  favorable accounts receivable decreases of $0.9 million, decreased cash by $2.8 million.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

        For the six  months  ended  June 30,  2003 net  cash  used in  investing activities was $6.1 million.  This consisted primarily of capital  expenditures, primarily for data center  equipment and  software,  of $2.7 million,  loans and advances to unconsolidated  affiliates of $2.2 million,  and product enhancement

                                   NYFIX, INC.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January  2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated immediately, while VIEs that existed  prior to February 1, 2003 must be  consolidated  as of July 1, 2003. We are evaluating the provisions of FIN 46 to determine whether our  unconsolidated affiliate,  EuroLink, is a VIE. Through June 30, 2003, we had recognized our 40%
ownership interest,  or $0.4 million,  after tax, of EuroLink's net losses since

                                   NYFIX, INC.

our investment.  If we determine that EuroLink is a VIE, we would be required to recognize additional losses of $0.7 million, after tax, of EuroLink's net losses since our investment and the financial position,  results of operations and cash flows of EuroLink would be consolidated into our financial  statements  starting
July 1, 2003.  Subsequent to June 30, 2003,  we executed a binding  agreement to acquire the remaining 82% of our other  unconsolidated  affiliate,  Renaissance, effective  July 1, 2003.  Accordingly,  the  financial  position  and results of operations of Renaissance will be consolidated into our financial  statements as of that date (see Note 11 to the Consolidated Financial Statements).

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

                                   NYFIX, INC.

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

         Proposal No. 2 - To ratify the  appointment of Deloitte & Touche LLP as
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

                                   NYFIX, INC.

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

                                     NYFIX, INC.

                                     By: /s/ Mark R. Hahn
                                         -----------------------------------
                                         Mark R. Hahn
                                         Chief Financial Officer
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