Form 10-Q/A
period 2003-09-30
NYFIX INC
filed 2004-05-28
CIK 99047

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

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

            Introductory Note                                                3

   Item 1.  Consolidated Financial Statements (Unaudited)

            Consolidated Balance Sheets as of September 30, 2003
              (As Restated) and December 31, 2002                            4

            Consolidated Statements of Operations for the three
              and nine months ended September 30, 2003 and
              September 30, 2002 (As Restated)                               5

            Consolidated Statements of Cash Flows for the nine
              months ended September 30, 2003 and September 30, 2002
              (As Restated)                                                  6

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      7

   Item 2.   Management's Discussion and Analysis of Ffinancial
              Condition and Results of  Operations                          23

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk     36

   Item 4.   Controls and Procedures                                        37

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                              38

   Item 2.   Changes in Securities and Use of Proceeds                      38

   Item 6.   Exhibits and Reports on Form 8-K                               38

   Signatures                                                               39

                          PART I. FINANCIAL INFORMATION

INTRODUCTORY NOTE

        NYFIX,  Inc.  is filing  this  Amendment  No. 1 on Form  10-Q/A  for the quarter ended September 30, 2003 that was originally  filed on November 14, 2003
(the "Original 10-Q"), to reflect the restatement of our consolidated  financial statements  based on the accounting of our 1999 and 2001 investments in and 2002 acquisition  of an  additional  interest  in NYFIX  Millennium,  L.L.C.  ("NYFIX
Millennium").  See Item 2,  "Management's  Discussion  and Analysis of Financial
Condition  and Results of  Operations"  ("MD&A") and Note 2 to the  Consolidated
Financial Statements included elsewhere herein.

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

        o   Item 1 - Consolidated Financial Statements
        o   Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations
        o   Item 4 - Controls and Procedures

        We have  recently  filed with the SEC our Form 10-K/A for the year ended
December 31, 2002. We have not amended,  and do not intend to amend,  any of our filed  annual or  quarterly  reports  prior to  December  31,  2002.  Therefore, financial  information that has been filed prior to our Form 10-K/A for the year ended December 31, 2002 or otherwise reported for these periods should no longer be relied upon and is superseded by the information in this quarterly report. We have also recently filed Quarterly Reports on Form 10-Q/A for the quarters ended
March  31,  2003 and June 30,  2003,  which  have  also  been  affected  by this restatement.

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                   NYFIX, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                    2003            2002
                                                                                --------------   -------------
ASSETS                                                                           (AS RESTATED)
Current assets:
   Cash and cash equivalents                                                      $  11,572      $  11,213
   Short-term investments                                                             4,900         10,727
   Accounts receivable, less allowances of $1,535 and $1,207                         18,394         16,601
   Inventory, net                                                                       950          1,098
   Due from unconsolidated affiliates                                                   610            537
   Deferred income taxes                                                                758            590
   Prepaid expenses and other                                                         3,116          2,938
                                                                                  ---------      ---------
       Total current assets                                                          40,300         43,704

Property and equipment, less accumulated depreciation of $22,414 and $16,424         17,514         18,186
Goodwill                                                                             57,626         49,261
Acquired intangible assets, net                                                      10,785          9,404
Investments in unconsolidated affiliates                                              3,195          5,510
Notes receivable from unconsolidated affiliates                                        --            1,519
Other amounts due from unconsolidated affiliates                                       --            1,002
Deferred income taxes                                                                13,476         12,879
Other assets                                                                          7,056          5,150
                                                                                  ---------      ---------
       Total assets                                                               $ 149,952      $ 146,615
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   4,887      $   3,729
   Accrued expenses                                                                   4,664          5,360
   Current portion of capital lease obligations                                         653          1,089
   Current portion of long-term debt and other liabilities                              507            142
   Deferred revenue                                                                   2,745          2,561
                                                                                  ---------      ---------
       Total current liabilities                                                     13,456         12,881
Long-term portion of capital lease obligations                                          248            664
Long-term debt and other liabilities                                                  2,500            207
                                                                                  ---------      ---------
       Total liabilities                                                             16,204         13,752
                                                                                  ---------      ---------

Commitments and contingencies (see notes)

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
   Common stock, $0.001 par value; 60,000,000 shares authorized;                         33             32
     33,131,096 and 32,420,558 issued
   Additional paid-in capital                                                       182,248        178,818
   Accumulated deficit                                                              (28,435)       (26,397)
   Treasury stock, 1,361,300 and 1,301,300 shares, at cost                          (19,480)       (19,100)
   Notes receivable issued for common stock                                            (622)          (597)
   Accumulated other comprehensive income                                                 4            107
                                                                                  ---------      ---------
       Total stockholders' equity                                                   133,748        132,863
                                                                                  ---------      ---------
       Total liabilities and stockholders' equity                                 $ 149,952      $ 146,615
                                                                                  =========      =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------------     ------------------------
                                                2003           2002         2003         2002
                                             ----------     ---------     --------    ------------
                                                                                      (AS RESTATED)
REVENUE:
   Subscription                               $  9,115      $  8,326      $ 25,765      $ 23,566
   Sale                                          2,117         2,509         6,800         5,113
   Service contract                              2,327         2,258         7,094         5,849
   Transaction                                   2,836         2,275         9,715         3,997
                                              --------      --------      --------      --------
       Total revenue                            16,395        15,368        49,374        38,525
                                              --------      --------      --------      --------
COST OF REVENUE:
   Subscription                                  5,365         4,364        14,750        11,399
   Sale                                            496           630         1,394         1,535
   Service contract                                618           545         1,706         1,425
   Transaction                                   1,871         1,909         5,990         4,421
                                              --------      --------      --------      --------
       Total cost of revenue                     8,350         7,448        23,840        18,780
                                              --------      --------      --------      --------
GROSS PROFIT:
   Subscription                                  3,750         3,962        11,015        12,167
   Sale                                          1,621         1,879         5,406         3,578
   Service contract                              1,709         1,713         5,388         4,424
   Transaction                                     965           366         3,725          (424)
                                              --------      --------      --------      --------
       Total gross profit                        8,045         7,920        25,534        19,745
                                              --------      --------      --------      --------
OPERATING EXPENSE:
   Selling, general and administrative           8,502         7,037        24,626        21,919
   Research and development                        381           431           943         1,070
   Equity in loss of NYFIX Millennium             --            --            --           1,340
   Depreciation and amortization                 1,316         2,288         3,695         4,045
                                              --------      --------      --------      --------
       Total operating expense                  10,199         9,756        29,264        28,374
                                              --------      --------      --------      --------
Loss from operations                            (2,154)       (1,836)       (3,730)       (8,629)

Investment income                                  304           276           557           436
Interest expense                                   (16)          (73)          (74)         (216)
Other expense, net                                 (62)         (132)         (649)         (271)
                                              --------      --------      --------      --------
Loss before income tax benefit                  (1,928)       (1,765)       (3,896)       (8,680)
Income tax benefit                                (871)         (859)       (1,858)       (3,074)
                                              --------      --------      --------      --------
Net loss                                      $ (1,057)     $   (906)     $ (2,038)     $ (5,606)
                                              ========      ========      ========      ========

Basic and diluted loss per common share       $  (0.03)     $  (0.03)     $  (0.06)     $  (0.19)
                                              ========      ========      ========      ========
Basic and diluted weighted average common
   shares outstanding                           31,791        30,772        31,367        29,808
                                              ========      ========      ========      ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                                   NYFIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              --------------------------
                                                                                 2003          2002
                                                                              ----------   -------------
Cash flows from operating activities:                                                      (AS RESTATED)
   Net loss                                                                   $ (2,038)     $ (5,606)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
     Depreciation and amortization                                               9,505         8,956
     Deferred income taxes                                                        (560)         (108)
     Provision for bad debts                                                       589           969
     Equity in loss of unconsolidated affiliates                                   725         1,611
     (Gain) loss on sale of investments                                           (235)            1
     Changes in assets and liabilities (net of business
      acquisitions):
      Accounts receivable                                                       (2,372)       (1,373)
      Inventory                                                                    148           249
      Prepaid expenses and other                                                  (300)       (3,687)
      Deferred revenue                                                             184          (182)
      Accounts payable, accrued expenses and other liabilities                    (578)       (3,733)
                                                                              --------      --------
           Net cash provided by (used in) operating activities                   5,068        (2,903)
                                                                              --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                          (4,129)       (9,786)
   Sales of short-term investments                                               9,986        31,542
   Capital expenditures for property and equipment                              (4,098)       (2,361)
   Capitalization of product enhancement costs and other                        (3,857)       (2,231)
   Proceeds from sale of equipment                                                --             380
   Payments for acquisitions, net of cash acquired                                  18        (6,795)
   Investments in unconsolidated affiliates                                       --          (4,000)
   (Loans and advances to) repayments from unconsolidated affiliates, net       (2,211)        2,178
   (Advances to) payments from officers, net                                      --            (402)
                                                                              --------      --------
           Net cash (used in) provided by investing activities                  (4,291)        8,525
                                                                              --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                             (852)         (863)
   Net proceeds from issuance of common stock                                      434           313
                                                                              --------      --------
           Net cash used in financing activities                                  (418)         (550)
                                                                              --------      --------
Net increase in cash and cash equivalents                                          359         5,072
Cash and cash equivalents, beginning of period                                  11,213         4,968
                                                                              --------      --------
Cash and cash equivalents, end of period                                      $ 11,572      $ 10,040
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

BASIS OF PRESENTATION

        The accompanying  interim  consolidated  financial  statements have been prepared in accordance  with the rules and  regulations  of the  Securities  and
Exchange Commission's  Regulation S-X and consequently do not include all of the disclosures  required  under  accounting  principles  generally  accepted in the
United States of America.  The Company  believes that the disclosures  contained herein are  adequate  to make the  information  presented  not  misleading.  The accompanying  consolidated  financial  statements  are unaudited and include the accounts of the Company and reflect all  adjustments,  which were  comprised  of normal and recurring  accruals,  considered  necessary by management  for a fair presentation of the Company's financial condition and results of operations. All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

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

        Prior to July 1,  2003,  the  Company's  18%  ownership  in  Renaissance
Trading  Technologies,  LLC  ("Renaissance")  was accounted for under the equity method, since the Company had the ability to exercise significant influence over the operating and financial policies of Renaissance. Effective July 1, 2003, the
Company  acquired the  remaining 82% of  Renaissance,  which the Company did not already own. As of that date, the Company  consolidated the financial  position, results of operations and cash flows of Renaissance  (see Note 4). The Company's
40% ownership interest in EuroLink Network,  Inc.  ("EuroLink") is accounted for under the equity method (see Note 5).

USE OF ESTIMATES

        The  preparation of financial  statements in conformity  with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the reported amounts of

                                   NYFIX, INC.

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

                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                             ------------------------------    -------------------------
                                                2003             2002             2003            2002
                                             ------------     ------------     ------------     --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported                        $    (1,057)     $      (906)     $    (2,038)     $ (5,606)
Compensation expense based on the fair
   value method, net of tax                       (1,200)          (1,991)          (4,220)       (6,030)
                                             -----------      -----------      -----------      --------
Pro forma net loss                           $    (2,257)     $    (2,897)     $    (6,258)     $(11,636)
                                             ===========      ===========      ===========      ========

Basic and diluted loss per common share:
   As reported                               $     (0.03)     $     (0.03)     $     (0.06)     $  (0.19)
                                             ===========      ===========      ===========      ========
   Pro forma                                 $     (0.07)     $     (0.09)     $     (0.20)     $  (0.39)
                                             ===========      ===========      ===========      ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January  2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it

                                   NYFIX, INC.

has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated  immediately.  On October 9,
2003,  the FASB  deferred  until the first interim or annual period ending after
December 15, 2003,  the  provision  that VIEs that existed  prior to February 1,
2003 must be consolidated. The Company is evaluating the provisions of FIN 46 to determine whether its  unconsolidated  affiliate,  EuroLink,  is a VIE. From the inception of its investment  through September 30, 2003, the Company  recognized its 40%  ownership  interest of EuroLink's  net losses of $1.2 million,  or $0.5 million,  after tax.  If the Company  determines  that  EuroLink  is a VIE,  the
Company  would be required to recognize the  incremental  losses of $0.7 million after tax of  EuroLink's  net  losses  and the  Company  would  consolidate  the financial  position,  results of operations  and cash flows of EuroLink into the
Company's financial statements effective October 1, 2003 (see Note 5). Effective
July 1, 2003, the Company acquired the remaining 82% of its other unconsolidated affiliate,  Renaissance, which the Company did not already own. Accordingly, the financial  position,  results of operations and cash flows of  Renaissance  were consolidated into the Company's  financial  statements as of that date (see Note
4).

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

2.          RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

        Subsequent to the issuance of the consolidated  financial  statements as of and for the three and nine months ended September 30, 2003, management of the
Company  determined to restate its financial  statements to account for its 1999 and 2001  investments  in and 2002  acquisition  of an additional  30% ownership interest in NYFIX Millennium, as summarized below.  See Note 4 for a description of the Company's acquisition of NYFIX Millennium.

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

                                   NYFIX, INC.

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

RECOGNITION OF NYFIX MILLENNIUM OPERATING LOSSES

        As  described  above,  since the cash equity  investment  by the Initial
Partners  and the New Partners  was not viewed as having  economic  substance or investment risk, the Company accounted for 100% of NYFIX Millennium's  operating losses from the date of NYFIX Millennium's inception.  Accordingly,  in the nine months ended September 30, 2002, the Company  recognized equity in loss of NYFIX
Millennium of $1.3 million,  reversed the previously record minority interest of
$0.3 and related  tax  benefit of $0.2  million,  and  eliminated  inter-company interest  related to a note  receivable  from NYFIX  Millennium of $38,000.  The
Company  recognized  100% of  NYFIX  Millennium's  operating  losses  since  the
Company's   acquisition  of  an  additional  30%  ownership  interest  in  NYFIX
Millennium  (attaining a total  ownership of 80%) in February  2002. If and when
NYFIX Millennium achieves profitability, 24% of its profits will be allocated to the  Initial  Partners  and New  Partners  in  accordance  with the  contractual agreement amongst the parties.

CONSOLIDATION OF NYFIX MILLENNIUM FINANCIAL STATEMENTS

        Effective  November 1, 2000, the Company no longer  controlled the NYFIX
Millennium  Board  of  Directors  and  accounted  for its  investment  in  NYFIX
Millennium under the equity method. On February 1, 2002, the Company acquired an

                                   NYFIX, INC.

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

NET EFFECT OF RESTATEMENT ADJUSTMENTS

        The  net  effect  of the  adjustments  made  to  restate  the  Company's financial  statements  was for the  Company  to  reduce  its  total  assets  and stockholders'  equity at September  30, 2003 by $14.2  million.  The total asset reduction  was  comprised of i) a decrease in goodwill of $20.9  million for the acquisition of an additional  30% ownership  interest in NYFIX  Millennium  from
$27.8  million to $6.9  million;  and ii) an increase in deferred  tax assets of
$6.7  million  for the tax  benefit of the 1999  charge to  operations  of $16.4 million  related to the  purchase of the Option from the Initial  Partners.  The stockholders'  equity  reduction  was  comprised  of the net  effect  of:  i) an increase in accumulated  deficit of $31.7 million,  which included a) the equity in loss of NYFIX  Millennium of $1.3 million for the three and nine months ended
September 30, 2002; b) the reversal of the previously recorded minority interest of $0.3  million and related tax benefit of $0.2  million for the three and nine months ended  September 30, 2002; c) the elimination of  inter-company  interest income  related to a note  receivable  from NYFIX  Millennium of $38,000 for the three and nine months ended  September  30, 2002;  d) the  aforementioned  prior period  adjustment  related to 1999 of $9.7 million,  net of tax benefit of $6.7 million;  e) a prior  period  adjustment  of  $20.1  million  related  to  NYFIX
Millennium's  1999  through  2001  operating  losses;  and  f)  a  prior  period adjustment  related to the  elimination of 2001  inter-company  interest  income related  to a note  receivable  from NYFIX  Millennium  of  $43,000;  and ii) an increase in additional  paid-in capital of $17.5 million,  which  represents the additional fair value of our common stock issued for the Option of $17.1 million and $0.4 million in 1999 and 2001,  respectively.  As of September 30, 2003, the
Company's  restated  total  assets  were  $150.0  million as  compared to $164.2 million  and  restated  stockholders'  equity was $133.7  million as compared to
$147.9 million, prior to the restatement.

        The  following  table  summarizes  the  effects  of  the  aforementioned adjustments on the Company net loss:

                                                   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 2002
                                                  ------------------
                                                    (IN THOUSANDS)
Net loss, as previously reported                       $(3,727)
   Operating expense and other adjustments:
     Equity in loss of NYFIX Millennium                  1,340
                                                       -------
           Total operating expense and other             1,340
                                                       -------
     Investment income                                     (38)
     Provision for income taxes                           (195)
     Minority interest                                    (306)
                                                       -------
Increase in net loss                                    (1,879)
                                                       -------
Net loss, as restated                                  $(5,606)
                                                       =======

        The  following   tables   summarize  the  significant   effects  of  the
restatement:

                                   NYFIX, INC.

                                               NINE MONTHS ENDED
                                               SEPTEMBER 30, 2002
                                             ------------------------
                                                AS
                                             PREVIOUSLY
                                              REPORTED   AS RESTATED
                                             ---------   -----------
                                              (IN THOUSANDS, EXCEPT
                                                PER SHARE AMOUNTS)
Consolidated statement of operations
  data:
  Operating expense:
   Equity in loss of NYFIX Millennium        $  --        $ 1,340
                                             -------      -------
           Total operating expense              --          1,340
                                             -------      -------
   Loss from operations                       (7,289)      (8,629)
   Investment income                             474          436
   Loss before income tax benefit             (7,302)      (8,680)
     and minority interest
   Income tax benefit                         (3,269)      (3,074)
   Loss before minority interest              (4,033)      (5,606)
   Minority interest in NYFIX Millennium         306         --
   Net loss                                   (3,727)      (5,606)

   Net loss per common share -
     basic and diluted:                      $ (0.13)     $ (0.19)

                                                       AS OF SEPTEMBER 30, 2003
                                                      --------------------------
                                                         AS
                                                      PREVIOUSLY
                                                       REPORTED     AS RESTATED
                                                      ----------    ----------
                                                          (IN THOUSANDS)
Consolidated balance sheet data:
   Goodwill                                           $  78,526     $  57,626
   Deferred income taxes                                  6,778        13,476
       Total assets                                     164,154       149,952
   Additional paid-in capital                           164,777       182,248
   Retained earnings (accumulated deficit)                3,238       (28,435)
       Total stockholders' equity                       147,950       133,748
       Total liabilities and stockholders' equity       164,154       149,952

3.      INVENTORY

        Inventory consisted of the following:

                                          SEPTEMBER 30,    DECEMBER 31,
                                             2003             2002
                                          ------------    --------------
                                                  (IN THOUSANDS)
Parts and materials                          $  935           $  912
Work in process                                --                 52
Finished goods                                  175              294
                                             ------           ------
       Total inventory, gross                 1,110            1,258
Less: Allowance for obsolescence                160              160
                                             ------           ------
       Total inventory, net                  $  950           $1,098
                                             ======           ======

                                   NYFIX, INC.

4.      ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

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

        In October  2002,  the Company  loaned $1.5  million to  Renaissance  in exchange for a convertible  secured  promissory  note. The note bore an interest rate of 5.5%, was due in October 2007, or was  convertible  into 6,400,000 units
(or 32% of the total  outstanding  membership  units,  subject to  dilution)  of
Renaissance,  at the Company's  option.  In February 2003, the Company loaned an additional  $1.0 million to  Renaissance  in exchange  for a secured  promissory note.  The note bore an interest  rate of 5.5% and was due in February  2008. In addition,  the Company  advanced to  Renaissance  $1.0  million and $1.2 million during the three  months  ended  December 31, 2002 and six months ended June 30,
2003, respectively,  to fund certain operating costs and capital expenditures of
Renaissance.  The $1.0 million  advance was reflected as "other amounts due from unconsolidated  affiliates" in the  accompanying  consolidated  balance sheet at
December 31, 2002. The Company sublet  approximately 8,000 square feet of office space to Renaissance  at an annual cost of $0.2 million.  Prior to July 1, 2003, the  Company's  investment  in  Renaissance  was  accounted for under the equity method.  During the six months ended June 30, 2003, the Company  recorded losses on the investment of $394,000,  which were included in "other  expense,  net" in the accompanying  consolidated statement of operations for the nine months ended
September 30, 2003.

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

        The  Company  financed  the July  2003  Renaissance  acquisition  by (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable in, at the Company's option,  its common stock or cash to certain unitholders of Renaissance  maturing in December
2004,  having a fair value of $1.3 million;  (c) promissory notes payable in, at the  Company's  option,  its  common  stock or cash to  certain  unitholders  of
Renaissance  with annual maturity dates ranging between June 2004 and June 2007, having a fair  value of $1.4  million;  and (d) 59,653  shares of the  Company's common  stock  with  certain  selling  restrictions  to certain  unitholders  of
Renaissance,  having a fair  value of $0.3  million.  There were  nominal  costs

                                   NYFIX, INC.

incurred  directly  associated with the acquisition,  which were included in the
overall  consideration.   In  connection  with  the  acquisition,   the  Company
contributed to capital certain obligations that Renaissance owed to the Company, including  the  aforementioned  promissory  note and advances  aggregating  $3.2 million.  In addition,  the Company reacquired 60,000 shares of its common stock that it had issued in connection  with its original  investment in  Renaissance, and which  Renaissance  had acquired as an asset.  The Company has accounted for these 60,000 shares as "treasury stock" in the accompanying consolidated balance sheet at September 30, 2003.

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
Stanley  Dean  Witter  Equity  Investments  Ltd.,  Alliance  Capital  Management
(formerly  Sanford  C.  Bernstein  &  Co.),   Societe  Generale   Investment
Corporation  (formerly SG Cowen) and UBS Warburg.  The Initial Partners invested
$14.0 million  ($2.0  million each) in NYFIX  Millennium in exchange for 175,000 units  (25,000  units  each)  of  NYFIX  Millennium,  collectively  owning a 50%
ownership  interest in NYFIX  Millennium.  The Company invested $2.0 million and owned the remaining 50% (175,000 units).  The Company purchased from the Initial
Partners  an  option  to buy an  additional  30%  ownership  interest  in  NYFIX
Millennium (the "Option").  As consideration for the Option,  the Company issued to the Initial  Partners an aggregate  of  1,968,750  shares of its common stock with a fair value of $34.6  million on October 27, 1999.  The Option,  which was exercisable  at any time,  had no expiration  date,  and required the Company to issue an aggregate of an  additional  236,250  shares of its common stock to the
Initial  Partners upon exercise.  Exercising the Option would enable the Company to  increase  its  ownership  interest in NYFIX  Millennium  to 80% of the total ownership  interests.  Viewing these transactions as an Integrated  Transaction, the  accounting  for the  Integrated  Transaction  reflected the issuance of the
Company's  common  stock  with a fair  value of  $34.6  million  to the  Initial
Partners in exchange for $14 million in cash and the Option.  The $34.6  million fair value of the  Company's  common stock issued was $20.6 million in excess of the $14 million cash  invested by the Initial  Partners.  Of this $20.6  million excess,  the  Company  allocated  $4.2  million to the Option  based on its fair value. As the Option had an indefinite life, it was not amortized. There were no other intangible assets acquired.  The remaining $16.4 million was accounted for as a prior period adjustment relating to 1999.

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

                                        MONTH ENDED
                                         JANUARY 31,
                                           2002
                                        --------------
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
                                                    --------------
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

                                   NYFIX, INC.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill and other acquired  intangibles at September 30, 2003 primarily relate to the Company's 2003  acquisition of Renaissance and 2002 acquisition of

                                   NYFIX, INC.

an 80%  ownership  interest  in NYFIX  Millennium  and  acquisition  of  Javelin described  above.  Goodwill and other acquired  intangibles at December 31, 2002 primarily relate to the Company's  acquisitions of NYFIX Millennium and Javelin.
The Company  completed the asset  valuations for the 2002  acquisitions  and the annual goodwill impairment test during the fourth quarter of 2002.

        Acquired intangible assets consisted of the following:

                                                                   WEIGHTED-
                                          SEPTEMBER   DECEMBER      AVERAGE
                                          30, 2003    31, 2002     USEFUL LIFE
                                          ---------   ---------    -----------
                                              (IN THOUSANDS)
Existing technology                        $10,500     $ 7,500     5.1 years
Customer related intangibles                 2,700       2,700     5.3 years
Trademarks and other                           800         800     10.5 years
                                           -------    --------
        Total intangible assets, gross      14,000      11,000
Less: Accumulated amortization               3,215       1,596
                                           -------    --------
        Total intangible assets, net       $10,785     $ 9,404
                                           =======    ========

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

                                         TECHNOLOGY  TRANSACTION
                                         SERVICES     SERVICES      TOTAL
                                         ----------  -----------  ---------
                                                   (IN THOUSANDS)
Balance as of December 31, 2002            $42,321     $ 6,940     $49,261
Goodwill acquired during the period:
    Renaissance (preliminary estimate)       8,365        --         8,365
                                           -------     -------     -------
Balance as of September 30, 2003           $50,686     $ 6,940     $57,626
                                           =======     =======     =======

                                   NYFIX, INC.

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

6.      INCOME TAXES

        The Company  recorded  tax benefits of $0.9 million and $1.9 million for the three and nine months ended  September  30,  2003,  and tax benefits of $0.9 million and $3.0 million for the three and nine months ended September 30, 2002, respectively.  The Company  will receive no income tax benefit for the equity in loss of NYFIX Millennium of $1.3 million for the nine months ended September 30,
2002. The Company's effective tax benefit rate was 45% and 48% for the three and nine months  ended  September  30, 2003,  respectively,  and 48% and 35% for the three and nine months ended  September  30, 2002,  respectively.  The  Company's effective  tax benefit  rate for the three and nine months ended  September  30,
2003 is higher than the Federal  statutory  rate primarily due to the effects of the recognition of certain research and development tax credits and state income taxes.  The  Company's  effective tax benefit rate for the three and nine months ended September 30, 2002 exceeds the Federal statutory rate primarily due to the effect  of state  income  taxes and the  impact  of the  equity in loss of NYFIX
Millennium.

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

        Summarized financial information by business segment was as follows:

                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30,              SEPTEMBER 30,
                              ------------------------    -----------------------
                                2003          2002         2003           2002
                              ---------     ---------     --------      ---------
Revenue:                                        (IN THOUSANDS)
   Technology Services        $ 13,695      $ 13,031      $ 40,378      $ 34,344
   Transaction Services          3,313         2,412        10,827         4,256
   Eliminations                   (613)          (75)       (1,831)          (75)
                              --------      --------      --------      --------
       Total revenue          $ 16,395      $ 15,368      $ 49,374      $ 38,525
                              ========      ========      ========      ========

Gross Profit:
   Technology Services        $  7,164      $  7,580      $ 22,454      $ 20,098
   Transaction Services            881           340         3,080          (353)
                              --------      --------      --------      --------
       Total gross profit     $  8,045      $  7,920      $ 25,534      $ 19,745
                              ========      ========      ========      ========

        Reconciling  information  between business  segments and the loss before income tax benefit was as follows:

                                   NYFIX, INC.

                                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                              SEPTEMBER 30,              SEPTEMBER 30,
                                        -------------------------   ------------------------
                                           2003          2002         2003          2002
                                        ----------     ---------    ----------    ----------
                                                            (IN THOUSANDS)
Gross profit for reportable segments     $  8,045      $  7,920      $ 25,534      $ 19,745
Operating expenses                        (10,199)       (9,756)      (29,264)      (28,374)
Interest expense                              (16)          (73)          (74)         (216)
Investment income                             304           276           557           436
Other expense, net                            (62)         (132)         (649)         (271)
                                         --------      --------      --------      --------
Loss before income tax benefit           $ (1,928)     $ (1,765)     $ (3,896)     $ (8,680)
                                         ========      ========      ========      ========

9.      OTHER COMPREHENSIVE LOSS

        The components of other comprehensive loss, net of tax, were as follows:

                                       THREE MONTHS ENDED        NINE MONTHS ENDED
                                          SEPTEMBER 30,            SEPTEMBER 30,
                                      ------------------------------------------------
                                        2003         2002        2003         2002
                                      --------    ----------   ---------    ----------
                                                       (IN THOUSANDS)
Net loss                              $(1,057)     $  (906)     $(2,038)     $(5,606)
Changes in net unrealized gain on        (207)         136         (103)         196
   available-for-sale securities
                                      -------      -------      -------      -------
Total comprehensive loss              $(1,264)     $  (770)     $(2,141)     $(5,410)
                                      =======      =======      =======      =======

        Accumulated  other  comprehensive  income,  net of tax, at September 30,
2003 and December 31, 2002 consisted of the  accumulated  net unrealized gain on available-for-sale securities of $4,000 and $107,000, respectively.

10.     CASH FLOW SUPPLEMENTAL INFORMATION

        Information  about  the  cash  flow  activities   related  to  the  2003
Renaissance  acquisition and the 2002 NYFIX Millennium and Javelin  acquisitions was as follows:

                                   NYFIX, INC.

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  -------------------------
                                                                     2003          2002
                                                                  ----------     ---------
                                                                       (IN THOUSANDS)
Fair value of assets acquired, net of cash acquired                $ 12,649      $ 76,219
Fair value of liabilities assumed                                    (1,016)      (15,670)
Promissory note converted to equity                                  (1,560)         --
Fair value of capital contributed                                    (3,181)         --
Fair value of notes issued                                           (2,703)         --
Common stock issued                                                  (2,997)      (49,154)
Treasury stock acquired                                                 380          --
Pre-acquisition investment basis                                     (1,590)       (4,600)
                                                                   --------      --------
(Cash acquired from acquisition, net of payments)/payments for
acquisitions, net of cash acquired                                 $    (18)     $  6,795
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

        Information about other cash flow activities was as follows:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             ------------------------
                                                                2003         2002
                                                             ----------   -----------
                                                                  (IN THOUSANDS)
Supplemental disclosures of cash flow information:
   Cash paid for interest                                      $    74      $   216
   (Refunds received) cash paid for income taxes, net           (1,084)       1,739
Supplemental schedule of noncash investing and
  financing information:
   Capital lease obligations incurred for the purchase            --          1,278
     of property and equipment
   Common stock issued for investments in                         --          1,121
     unconsolidated affiliates
   Common stock issued for notes                                  --             70
   Unrealized gain (loss) on available-for-sale securities         103         (196)

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

        Certain   reclassifications   have  been  made  in  the  prior  period's
consolidated   financial   statements   to  conform  to  the  current   period's
presentation.   In  connection  therewith,  we  reclassified  certain  operating expenses, primarily related to our data center operations, totaling $2.9 million and  $7.1  million  to cost of  revenue  for the  three  and nine  months  ended
September 30, 2002.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

INCOME TAXES

        We recorded an income tax benefit of $0.9  million for the three  months ended  September 30, 2003 and 2002.  The income tax benefit for the three months ended  September 30, 2003 was  attributable to a tax benefit on our pre-tax loss of $1.9  million,  various  prior  period  permanent  items and certain  Federal research and development tax credits.  Our effective tax benefit rate of 45% for the three months ended  September 30, 2003 exceeded the Federal  statutory  rate primarily  due to the effect of the  aforementioned  federal  tax  benefits  and research  and  development  tax  credits.  The income tax  benefit for the three months ended September 30, 2002 was attributable to a tax benefit on our pre-tax loss of $1.8 million and recognition of certain Federal research and development tax credits  from prior  years.  Our  effective  tax benefit rate of 49% for the period  exceeded the Federal  statutory  rate primarily due to the effect of the aforementioned tax credits and the effect of state tax benefits.

                                   NYFIX, INC.

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
NYFIX Transaction  Services started  generating revenue on July 1, 2002, and the results of NYFIX  Millennium  have been included in our  consolidated  financial statements  since  our  acquisition  of  an  80%  ownership  interest  in  NYFIX
Millennium on February 1, 2002.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

                                   NYFIX, INC.

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

LOSS FROM OPERATIONS

        Loss from operations decreased $4.9 million, or 57%, to $3.7 million for the nine months ended  September 30, 2003, as compared to a loss from operations of $8.6 million for the nine months ended September 30, 2002. The improvement in operating  results  was  primarily  due to the  increase  in  revenue  from  our transaction  segment and Javelin  business offset by higher cost of revenues and operating expenses. As a percentage of total revenue, loss from operations was a deficit of 8% in the nine  months  ended  September  30,  2003 as  compared to a deficit of 19% in the nine months ended September 30, 2002. The improvement as a percentage of total revenue was  attributable to a higher growth in revenue than costs of our acquired businesses.

INVESTMENT INCOME

        Investment  income  increased $0.2 million,  or 33%, to $0.6 million for the nine months ended  September 30, 2003, from $0.4 million for the nine months ended September 30, 2002. The increase was  principally due to additional  gains on sales of short-term investments.

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

INCOME TAXES
        We recorded  an income tax  benefit of $1.9  million for the nine months ended September 30, 2003,  compared to an income tax benefit of $3.1 million for the nine months ended  September  30, 2002.  The income tax benefits in the nine months  ended  September  30,  2003 were  attributable  to a tax  benefit on our pre-tax loss of $3.9 million and tax benefits  relating to various  prior period permanent  items and certain  Federal and state  research  and  development  tax credits.  Our  effective  tax  benefit  rate  of 48% in the  nine  months  ended
September  30, 2003  exceeded the Federal  statutory  rate  primarily due to the effect of the  aforementioned  state and federal tax  benefits  and research and development tax credits.

                                   NYFIX, INC.

        The income tax benefit in the nine months ended  September  30, 2002 was attributable  to a tax  benefit on our  pre-tax  loss of $8.7  million  for that period and recognition of certain  Federal  research and development tax credits from prior  years.  We will receive no income tax benefit for the equity in loss of NYFIX  Millennium  of $1.3  million in 2002 as these  operating  losses  were allocated to the Initial Partners and New Partners for income tax purposes.  Our effective  tax  benefit  rate  of  35%  for  the  period  was  affected  by  the aforementioned  tax credits and the effect of state tax  benefits  and offset by impact of the equity in loss of NYFIX Millennium.

LIQUIDITY AND CAPITAL RESOURCES

        In June 2001, we raised $57.3 million, net of expenses, from a follow-on public  offering of 3 million  shares of our common stock.  We used a portion of the net proceeds for working  capital  requirements,  to re-purchase 1.3 million shares of our common  stock,  to  continue to invest in our  infrastructure  and products and,  subsequently,  to acquire  Javelin in March of 2002 and invest in and provide  funding to EuroLink  and  Renaissance.  At  September  30, 2003 and
December 31, 2002, our cash, cash equivalents and short-term investments totaled
$16.5 million and $21.9 million,  respectively. We had short-term investments in current marketable  security  instruments of $4.9 million at September 30, 2003, having  interest  rates  ranging from 0.85% to 1.15%.  Included in cash and cash equivalents at September 30, 2003 was $6.6 million in money market funds with an average 30 day yield of 0.65%.

        As discussed in Note 4 to the Consolidated Financial Statements, on July
1, 2003 we acquired the remaining 82% of the  membership  units of  Renaissance, which we did not previously  own. We financed the  acquisition by (i) exercising our option to convert the outstanding $1.5 million promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the  outstanding  membership units in Renaissance;  and (ii) acquiring from its unitholders the remaining 50%
of the membership  units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of our common  stock into a trust for the benefit of certain  unitholders of  Renaissance,  having a fair value of $2.7 million;  (b)
promissory notes payable in, at our option,  our common stock or cash to certain unitholders  of Renaissance  maturing in December  2004,  having a fair value of
$1.3 million;  (c) promissory notes payable in, at our option,  our common stock or cash to certain unitholders of Renaissance with annual maturity dates ranging between June 2004 and June 2007,  having a fair value of $1.4  million;  and (d)
59,653 shares of our common stock with certain  selling  restrictions to certain unitholders  of  Renaissance  having a fair  value of $0.3  million.  There were nominal costs incurred  directly  associated  with the  acquisition,  which were included in the overall  consideration.  In connection with the acquisition,  we contributed,  to  capital,  certain  obligations  that  Renaissance  owed to us,
including  the  aforementioned   $1.5  million  promissory  note  and  advances,
aggregating $3.2 million. In addition, we reacquired 60,000 shares of our common stock  that  we had  issued  in  connection  with  our  original  investment  in
Renaissance,  and which  Renaissance  had acquired as an asset. We accounted for these shares as treasury stock on our consolidated balance sheet.

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

                                   NYFIX, INC.

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

        Net cash used in operating activities in the nine months ended September
30,  2002  was  $2.9  million,  as our net loss of $5.6  million,  adjusted  for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision for bad debts and our equity in loss of our unconsolidated affiliates,  provided
$5.8 million.  Unfavorable working capital changes of $8.9 million, including an increase in prepaid  expenses  and other assets of $3.7  million,  a decrease in accounts payable and accrued  expenses of $3.7 million,  an increase in accounts receivable of $1.3 million,  and a decrease in deferred revenue of $0.2 million, were  partially  offset by favorable  decreases  in  inventory of $0.2  million, resulting in a net cash decrease from working capital of $8.7 million.

                                   NYFIX, INC.

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

        For the nine  months  ended  September  30,  2002 net cash  provided  by investing activities was $8.5 million.  This consisted primarily of net sales of short-term  investments of $21.8  million,  which was partially used to fund the cash  required  for our  Javelin  acquisition  of  $10.0  million  and  EuroLink investment  of $4.0  million,  repayment  of loans and net  advances  from NYFIX
Millennium  of $2.2  million  prior to our  acquisition  of an 80%  interest  on
February 1, 2002 and the sale of  equipment  of $0.4  million.  These items were partially  offset by the net  payments  for the  Javelin  and  NYFIX  Millennium acquisitions  of $6.8  million,  our  investment  in EuroLink  of $4.0  million, capital  expenditures,  mostly for data  center  equipment  and to  support  our infrastructure,  of $2.4 million,  product enhancement costs of $2.2 million and other uses of $0.4 million.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January  2003,  the Financial  Accounting  Standards  Board  ("FASB")
issued FASB  Interpretation  ("FIN")  46,  "Consolidation  of Variable  Interest
Entities," which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is considered to be a VIE when it has equity investors which lack the  characteristics of a controlling  financial interest,  or its capital is insufficient to permit it to finance its activities without additional subordinated financial support.  Consolidation of a VIE by an investor is  required  when it is  determined  that the  investor  will absorb a

                                   NYFIX, INC.

majority of the VIE's expected losses or residual  returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the requirements of SFAS No. 140,  "Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments  of  Liabilities."  VIEs
created after January 31, 2003 must be consolidated  immediately.  On October 9,
2003,  the FASB  deferred  until the first interim or annual period ending after
December 15, 2003,  the  provision  that VIEs that existed  prior to February 1,
2003  must  be  consolidated.  We are  evaluating  the  provisions  of FIN 46 to determine whether our  unconsolidated  affiliate,  EuroLink,  is a VIE. From the inception of our investment  through  September 30, 2003, we have recognized our
40%  ownership  interest  of  EuroLink's  net  losses of $1.2  million,  or $0.5 million,  after tax. If we determine that EuroLink is a VIE, we will be required to recognize the incremental  losses of $0.7 million after tax of EuroLink's net losses and we will consolidate the financial position, results of operations and cash flows of EuroLink into our financial  statements  effective October 1, 2003
(see Note 5). Effective July 1, 2003, we acquired the remaining 82% of our other
unconsolidated   affiliate,   Renaissance,   which  we  did  not  already   own.
Accordingly,  the financial  position and results of  operations of  Renaissance were consolidated into our financial statements as of that date (see Note 4).

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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        As of July 1,  2003,  we  issued  521,939  shares of our  common  stock, acquired  60,000  previously  issued shares of our common stock and issued notes with a fair value of $2.7  million to the unit  holders of  Renaissance  Trading
Technologies,  LLC  in  connection  with  acquiring  the  remaining  82%  of the ownership interests of Renaissance, which we did not previously own.

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

                                   NYFIX, INC.

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