Form 10-K
period 2003-12-31
NYFIX INC
filed 2004-05-28
CIK 99047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         COMMISSION FILE NUMBER 0-21324

                               ------------------

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes |X| No |_|

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

The number of shares of NYFIX Common Stock,  par value $.001,  outstanding as of
April 30, 2004 was 32,263,781.

                                   NYFIX, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

Item       Description                                                                                         Page
----       -----------                                                                                         ----
                                                      PART I

                                                      PART II

Item  5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant....................................................70

Item 11.   Executive Compensation................................................................................73

Item 12.   Security Ownership of Certain Beneficial Owners and Management and

                                                       PART IV

Item 15.   Exhibits, Financial Statement Schedules and Report on Form 8-K........................................79

           Signatures............................................................................................83

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
THIS FILING ON FORM 10-K. THE  FORWARD-LOOKING  STATEMENTS  CONTAINED HEREIN ARE
MADE AS OF THE DATE  HEREOF AND WE,  EXCEPT AS MAY BE  REQUIRED  BY LAW,  DO NOT
UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS,  WHETHER AS A
RESULT OF FUTURE EVENTS, NEW INFORMATION OR OTHERWISE.

GLOSSARY OF TERMS

      When used in this Report on Form 10-K, the terms "NYFIX," "Company," "we,"
"us," or "our" mean NYFIX, Inc. and its subsidiaries.  The following glossary of terms is intended to provide a point a reference to the reader.

      "$2 brokers" refers to an extensive array of independent brokers operating on the trading floor of the NYSE.

      "AMEX" refers to the American Stock Exchange.

      "APIs" refers to application  programming  interfaces,  which are a common expression in software programming where information is passed between programs.

      "ATS" refers to an Alternate  Trading System  regulated  under  Regulation
ATS, which is an industry  accessible  computerized system matching buy and sell orders from multiple  natural buyers and sellers without the  intervention of an intermediary such as a Specialist (e.g., NYSE) or Market Maker (e.g., Nasdaq).

      "Audit Committee" refers to the Audit Committee of our Board of Directors.

      "Best execution" refers to the general  requirement that a broker effect a transaction  on  behalf  of a client  on the  most  favorable  terms  reasonably available under the circumstances.

      "Broker-dealer"  refers to a person or firm registered pursuant to section
15 of the Securities  Exchange Act of 1934 in the business of buying and selling securities as a broker or a dealer depending on the transaction.  A broker is an agent who  executes  orders on behalf  of  clients,  whereas a dealer  acts as a principal and trades for its own account.

      "Buy-Side"  refers  to  institutional  investors  such as money  managers, mutual funds, hedge funds, banks,  insurance companies and pension plans who are professional participants in the securities markets.

      "Derivative"  refers to a security  whose  price is based on the prices of another (underlying) investment, such as futures and options.

                                   NYFIX, INC.

      "DOT"  refers to the  Designated  Order  Turnaround  system,  which is the electronic  system that transmits New York Stock  Exchange  (NYSE) member firms'
market and day limit  orders,  up to  specified  sizes in  virtually  all listed
stocks,   through  the  common  message  switch  to  the  proper  trading  floor workstation.  Specialists  receiving  orders  through  DOT  execute  them in the trading crowd at their posts, as quickly as market interest and activity permit, and return reports to the  originating  firm's  offices via the same  electronic circuit that brought them to the floor.

      "DTCC" refers to the Depository Trust and Clearing Corporation.  The DTCC,
through  its  subsidiaries,   provides  clearance,  settlement  and  information
services  for  equities,   corporate  and  municipal   bonds,   government   and
mortgage-backed  securities,  over-the-counter  credit  derivatives and emerging market debt trades.

      "DVP/RVP" refers to Delivery Versus  Payment/Receive Versus Payment, which describes the delivery or receipt of securities for cash that takes place on the settlement date of a transaction.

      "ECN" refers to an  Electronic  Communication  Network.  An ECN is a fully automated,  private  electronic  network  similar to an ATS, which allows market participants  on an equal  basis to match  orders and post  quotes in the United
States  equity  markets with or without the  participation  of Market  Makers or other middlemen.  ECNs permit  individuals,  institutions,  and Market Makers to directly make their own market in a particular stock. Although ECNs operate much like electronic stock  exchanges,  they are not exchanges as a matter of law. It offers after hours trading and anonymity in trading Nasdaq stocks.

      "EuroLink" refers to EuroLink Network,  Inc., our 40%-owned affiliate,  of which we acquired 100% effective March 29, 2004.

      "FIX" refers to Financial Information eXchange.

      "FIX  protocol"  refers  to  a  messaging  standard  developed  to  enable real-time  "standard  formatting"  for the  electronic  exchange  of  order  and execution information between broker, buy-side, exchange and back-office trading related systems.

      "FSA" refers to the Financial Services Authority, which is the replacement regulating body for the Securities and Investments  Board (SIB).  The FSA, which came into being on October 28, 1997, has all regulatory responsibilities for the
UK financial services industry.

      "Give up" refers to the action of a broker  excluding his or her name in a securities transaction that involves two other brokers.

      "Introducing broker-dealer" refers to a broker-dealer who is not permitted to accept money, securities, or property from a customer.

      "Institutional  investor" refers to a financial  institution which invests large  amounts  of  money  in  the  stock,  bond  and  other  financial  markets professionally  on behalf of other people  (e.g.  a pension or insurance  fund).
Contrast with an individual or 'retail' investor investing his or her own money.

      "ISE" refers to International  Securities Exchange,  an electronic options exchange

      "ITS" refers to the Intermarket  Trading System,  which began operation in
1978,  is an ECN that links  nine US  markets:  the NYSE,  AMEX,  Boston  (BSE),
Chicago (MSE),  Cincinnati  (CSE),  Pacific (PSE) and Philadelphia  (PHLX) stock exchanges,  the Chicago Board Options  Exchange (CBOE),  and Nasdaq.  The system enables  market  professionals  to  interact  with their  counterparts  in other markets whenever the nationwide  Consolidated  Quote System (CQS) shows a better price.

                                   NYFIX, INC.

      "Javelin"   refers  to  Javelin   Technologies,   Inc.,  our  wholly-owned
subsidiary, and its subsidiaries.

      "Listed  Securities"  refers to  securities,  such as shares of stocks and bonds which are quoted on the NYSE or AMEX.

      "Market  Maker"  refers to a  broker-dealer  that is willing to accept the risk of holding a particular number of shares of a particular  security in order to facilitate trading in that security.

      "NASD" refers to the National  Association  of Securities  Dealers,  which governs behavior of member firms.

      "NFA" refers to the  National  Futures  Association,  which is the futures industry's  self-regulatory  organization  under  Section  17 of  the  Commodity
Exchange Act.

      "NMS" refers to the National Market System, which consists of nine markets
- the American, Boston, Cincinnati, Chicago, New York, Pacific, Philadelphia and
Nasdaq over-the-counter markets - linked electronically by ITS computers.

      "NYFIX Clearing" refers to "NYFIX Clearing  Corporation,  our wholly-owned subsidiary.

      "NYFIX International" refers to NYFIX International Ltd., our wholly-owned subsidiary.

      "NYFIX  Millennium"  refers to NYFIX  Millennium,  L.L.C.,  our  80%-owned subsidiary.  The remaining 20% is owned by ten (formerly  eleven) of the largest global investment banks.

      "NYFIX Network"  refers to our  proprietary,  owned and operated  networks connecting brokers, institutions and exchanges.

      "NYFIX  Overseas"  refers  to  NYFIX  Overseas,   Inc.,  our  wholly-owned
subsidiary.

      "NYFIX  Partners"  refers  to  NYFIX  Partners,   Inc.,  our  wholly-owned
subsidiary.

      "NYFIX Transaction Services" refers to NYFIX Transaction  Services,  Inc., our wholly-owned subsidiary.

      "NYFIX USA" refers to NYFIX USA, Inc., our wholly owned subsidiary.

      "NYSE" refers to the New York Stock Exchange,  which is the largest of the nine exchanges in the National Market System.

      "OBMS"  refers to our futures and  derivatives  Order  Billing  Management
System product.

      "OMS" refers to Order Management System(s).

      "Open  outcry"  refers to a public  auction  system used for trading where communication is by shouting and hand signals between traders.

      "OTC," "OTC Securities" or "Over the Counter Securities" refers to a stock or share that is not traded on a listed  exchange,  but which is traded  between dealers by telephone and computer.  Securities  traded on Nasdaq markets are OTC
Securities.

      "Platform"  refers to the Nasdaq  trading  platform that  Renaissance  was formed to commercialize.

                                   NYFIX, INC.

      "Regulation ATS" refers to the order handling rules the SEC promulgated in
December 1998 relating to the regulation of certain ATSs.

      "Renaissance"  refers  to  Renaissance  Trading  Technologies,  Inc.,  our wholly-owned subsidiary.

      "SEC" refers to the United States Securities and Exchange Commission.

      "Sell-Side"  refers to securities and derivatives  brokerage firms trading as brokers or dealers in securities and derivatives markets.

      "SIAC" refers to the Securities  Industry  Automation  Corporation,  which operates  the NYSE and AMEX  automation  and  communications  systems to support trading, market data reporting, and surveillance activities.

      "SIPC" refers to the Securities  Investor  Protection  Corporation,  which provides  certain  protection  for  customers'  accounts  in  the  event  of the bankruptcy or other liquidation of a broker-dealer.

      "Specialist"  refers to a person on the trading floor of certain exchanges who manages the auction  market in specific  securities and  participates  as an agent and as a principal in those  markets.  "SRO"  refers to a  Self-Regulatory
Organization, such as the NYSE or NASD.

      "STP" refers to  straight-through-processing,  the  automation  of front-, middle-, and back-office environments in a "paperless" fashion.

      "WAN" refers to wide area network comprising the integration of several or many inter-connected networks.

                                     PART I

ITEM 1. BUSINESS

GENERAL SUMMARY

      NYFIX,  founded in 1991 through the acquisition of a New York corporation, is headquartered in Stamford,  Connecticut.  In December 2003, we reincorporated as a Delaware corporation.

      We are an established provider to the domestic and international financial markets of trading workstations, middle-office trade automation technologies and trade  communication  technologies.  Our NYFIX Network is one of the  industry's largest  networks,  connecting  broker-dealers,  institutions and exchanges.  In addition to our headquarters in Stamford,  we have offices on Wall Street in New
York City, in London's Financial District, in Chicago, and in San Francisco.  We
operate  three  data  centers  in  the  northeastern   United  States  and  have
established additional data center hubs in London and Amsterdam.

      We are a provider of trading technology, industry network connectivity and execution services, offering certain underlying,  universally applicable network inter-connectivity  products, systems,  facilities, and supporting operations to our two business segments:  our Technology  Services segment and our Transaction
Services segment.  These segments,  in turn, package these products and services and add others to address the needs of their specific  markets.  We also provide to our  segments  products  specifically  developed  to  support  the  marketing strategy of that segment. We provide product  development,  systems development, data center and network operations support to our segments.

                                   NYFIX, INC.

      Our Technology  Services segment is comprised of four of our subsidiaries:
NYFIX USA, NYFIX  Overseas,  Javelin,  and  Renaissance.  These  businesses work together as technology providers, focusing on offering trade-management systems,
a  centralized   industry   order-routing   network,   order-routing   software,
exchange-floor  automation  systems,  exchange and market access  technology and
post-trade   processing  systems.  Our  Technology  Services  customers  consist
primarily  of  United  States  securities   brokerage  firms  and  international
derivatives   brokerage  firms.  Our  Technology   Services  segment   generates
subscription, capital sale and service revenue.

      Our Transaction Services segment is comprised of six of our subsidiaries -
NYFIX Millennium, NYFIX Transaction Services, and NYFIX Clearing, which are NASD
registered   broker-dealers;   NYFIX   Partners,   which   is  our   introducing
broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the NFA; NYFIX International,  which we incorporated in the United Kingdom on
March 29,  2004 and  which is  applying  for its FSA  broker-dealer  license  in anticipation of our expansion into European and other international markets; and
EuroLink,  of which we agreed to acquire 100% effective March 29, 2004 and which represented our initial transaction efforts in the European markets.

      NYFIX Millennium  provides a modernized  electronic  execution venue under
Regulation ATS for trading in United States stocks.  NYFIX Transaction  Services provides  technology  and  direct  market  access  and  execution  links.  NYFIX
Clearing,  a member of the DTCC,  settles and clears  transactions  on behalf of
NYFIX Millennium and NYFIX  Transaction  Services.  While NYFIX Partners has not
initiated any active business,  we are discussing  opportunities with sponsoring broker-dealers  and potential  customers for the derivatives  markets to augment our future business plans.

      In recent years,  we have invested  heavily in pursuing a  growth-oriented strategy and have  organized  those efforts  largely  through our  subsidiaries.
After the introduction of our NYFIX Network in 1998, we experienced quarter over quarter  revenue growth from 1999 through 2001.  Thereafter,  as a result of the impact of the tragic  events of  September  11, 2001 on our customer  base,  the subsequent  downturn  in the  financial  markets  in  2001  and  2002,  and  the fixed-cost  base of our  acquired  companies,  we have not been able to generate sufficient  revenue  to  offset  our  operating  costs  and,  thus,  experienced operating  losses in 2002 and 2003.  We believe that our decision to continue to invest during a downturn in our markets is an important factor to help us become better positioned to take advantage of future opportunities. We have entered new customer  market  segments and  launched new products and are actively  pursuing others to support trading for a variety of financial instruments in more markets while increasing our international business opportunities.

ACQUISITIONS AND INVESTMENTS

      The  following   represents  summaries  of  our  recent  acquisitions  and
investments that led to the current structure of our two business segments.

TECHNOLOGY SERVICES SEGMENT

RENAISSANCE

      Renaissance was formed to  commercialize  our Nasdaq trading platform (the
"Platform").  Our key considerations for the acquisition of Renaissance included our ability to sell our products into the OTC market by integrating  Renaissance features into existing NYFIX products to enable  customers to have a single view and access to the OTC and listed marketplaces from one workstation.

      In the fourth quarter of 2002, we acquired an 18% interest in Renaissance.
In  connection  with  our  investment,   we  acquired,  for  $1.0  million,  the
intellectual  property  rights and source code to the Platform from a major bank and brokerage firm, and contributed such intellectual property rights and source code to Renaissance. In the third quarter of 2003, we acquired the remaining 82%
of Renaissance.

                                   NYFIX, INC.

      The total purchase price for Renaissance was $11.8 million, which included
i) the issuance of 821,939  shares of our common stock at an aggregate  value of
$4.1 million;  ii) promissory notes payable,  at our option, in our common stock or cash, with a fair value at the acquisition date of $2.7 million; iii) cash of
$4.4 million, which we loaned or funded to Renaissance;  and iv) the source code
Platform  acquired  by us from an  unrelated  third  party  and  contributed  to
Renaissance of $1.0 million. These amounts,  totaling $12.2 million, were offset by 60,000 shares of our common stock, which we acquired from Renaissance, with a fair value of $0.4 million.  In return,  we received net tangible  assets with a fair value of $0.5 million and intangible  assets of $3.1 million,  resulting in goodwill of $8.2 million.

JAVELIN

      Javelin  specializes  in the  development  of the  actual  underlying  FIX protocol software used by third party in-house or vendor based  order-management or  portfolio-management  systems.  In utilizing  the FIX  protocol  technology, companies can eliminate the high costs and associated  risks of developing their own proprietary  network links and implementing a non-standard  protocol.  NYFIX was an early supporter and adopter of the FIX protocol.  We provided software to third parties,  which competed with Javelin, until 1998, when we focused its FIX development  resources and expertise on imbedding the FIX protocol directly into the NYFIX network and our portfolio of products.  Given the  significant  market penetration and ongoing  distribution  relationships  with third-party order and
portfolio   management  systems  providers,   our  key  considerations  for  the
acquisition  of Javelin  included  the  ability to more  quickly  penetrate  the
buy-side  market,   cross-selling  multiple  layers  of  FIX  dependent  product
offerings,   including  cross-selling  of  our  core  products  and  transaction services, and a single point of electronic broker and exchange access across all major domestic and international equity and derivatives exchanges.

      In the first quarter of 2002, we acquired 100% of the outstanding stock of
Javelin.  The total purchase  price was $54.7 million,  which we financed with a combination  of (i) cash of $10.0 million;  (ii) 2,784,896  shares of our common stock  having a fair value of $41.2  million;  and (iii)  493,699  shares of our common  stock having a fair value of $3.5  million  reserved  for issuance  upon exercise of Javelin  stock  options  assumed by us. In return,  we received  net tangible assets with a fair value of $4.0 million and intangible  assets of $8.8 million, resulting in goodwill of $41.9 million.

      Of the  aforementioned  purchase  price,  $1.0 million in cash and 270,945 shares of our common  stock,  having a fair  value of $4.0  million at March 31,
2002,  were being  held in escrow by an  unrelated  party,  subject to a working
capital  adjustment.   On  March  15,  2004,  a  representative  of  the  former
shareholders of Javelin executed a settlement agreement with us that, that among other things, paid us $1.3 million from the escrow fund and Javelin shareholders and  distributed  the shares of our common  stock held in the escrow fund to the former  Javelin  shareholders.  We  recorded  the $1.3  million of net  proceeds received  from the  settlement  in the first  quarter of 2004 as a reduction  in goodwill.

TRANSACTION SERVICES SEGMENT

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

                                   NYFIX, INC.

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

      On March 6, 2001 and  April 2,  2001,  NYFIX  Millennium  added  four "New
Partners",  consisting of Bank of America,  Wachovia Securities  (formerly First
Union Securities) and LabMorgan  Corporation (formerly J.P. Morgan & Co. and
Chase  H&Q).  The New Partners  invested $8.0 million ($2.0 million each) in
NYFIX  Millennium  in exchange for 100,000  units  (25,000  units each) of NYFIX
Millennium.  To maintain  our 50%  ownership  interest in NYFIX  Millennium,  we reduced  certain of our rights to share future dividend  distributions  of NYFIX
Millennium.  We purchased from the New Partners an option, similar to the option purchased from the Initial Partners, to buy an additional 30% ownership interest in NYFIX  Millennium.  As  consideration  for the  option,  we issued to the New
Partners an aggregate of 376,000 shares of our common stock with a fair value of
$8.4  million  on the  measurement  dates of March  16,  2001 for one of the New
Partners and April 2, 2001 for the other three New Partners.  The option,  which was also  exercisable  at any time,  had no expiration  date, and required us to issue an aggregate of an additional 60,000 shares of our common stock to the New
Partners upon  exercise.  Exercising  the option would enable us to increase our ownership interest in NYFIX Millennium to 80% of the total ownership  interests.
Hereinafter,  references to "the Option"  include the option  received from both the Initial Partners and the New Partners.

      Effective  February 1, 2002, we exercised the Option.  In exchange for the increased  ownership  interest  in NYFIX  Millennium,  we issued to the  Initial
Partners and New Partners an  aggregate of 296,250  shares of our common  stock, with a fair  value of $4.5  million  on the date of  exercise.  As a result,  we increased our ownership  interest in NYFIX  Millennium to 80%. The excess of the purchase  price of $9.1 million  over the fair value of the net assets  acquired
was  $6.9  million  and  has  been  recorded  as  goodwill.   Some  of  our  key
considerations  for the  acquisition of an additional 30% ownership  interest in
NYFIX Millennium  included our ability to control NYFIX Millennium's  operations to effect changes in its business model as a result of the attractiveness of the synergies  anticipated with our  recently-acquired  NYFIX  Transaction  Services broker-dealer and soon-to-be acquired Javelin business.

NYFIX TRANSACTION SERVICES

      In December 2001, we acquired an inactive broker-dealer for $34,000, which we renamed NYFIX Transaction Services. NASD approved NYFIX Transaction Services'
broker-dealer status in May 2002 and it started generating revenue as of July 1,
2002.  NYFIX  Transaction   Services  provides  electronic  execution  services,
primarily to domestic and international  broker-dealers and specialized  trading firms. Our key considerations for the acquisition of NYFIX Transaction  Services included the  attractiveness of the synergies  anticipated with NYFIX Millennium and the ability to provide a broker-sponsored  alternative to our customers. The
$34,000 purchase price was allocated to goodwill.

                                   NYFIX, INC.

EUROLINK

      On March 6, 2002, we acquired a convertible  preferred  stock  interest in
EuroLink with its operations  based in Madrid,  Spain, for $4.0 million in cash.
EuroLink offers the European securities industry direct electronic access to the
United States equity markets from Europe.  EuroLink offers our equity  terminals and  market  access  services  to  the  European  marketplace,  primarily  on  a transaction fee basis.  The preferred stock  automatically  converted into a 40%
common stock interest two years from the date of our original investment,  or on
March 6, 2004. On March 29, 2004, we executed a binding agreement to acquire the remaining 60% of EuroLink that we did not own. The  transaction  closed on April
28,  2004.  We  financed  the  acquisition  with  $24,000  in cash and  one-year promissory  notes payable in our common stock or cash, at our option,  valued at
$0.5 million.

MARKETS - GENERAL

      Our products and services  provide a  specialized  set of  technology  and technology driven execution  services to the domestic and international  markets for trading in  financial  instruments.  In order of  priority,  we focus on the equities, exchange-traded derivatives and fixed-income markets.

      We only  provide  solutions  to  organizations  professionally  engaged in proprietary trading or handling of customer orders in the financial markets. Our customer  list  includes  more than 50% of the top 100 United  States  brokerage firms, an increasing  number of buy-side  institutions,  including 40 of the top
200, and a number of larger United States and international  brokerage firms and buy-side institutional investors who trade in markets outside the United States.

      Through the application of technology and business  concepts,  we automate work-flows,  both at the user work-station level and in the interactive  process of transmitting and executing orders between buy-side  institutional  investors, brokers, exchanges and alternative market venues including ECNs and ATSs.

      In the last ten years,  market  forces  and  regulations  have  created an industry wide transition from voice and telephone  based  securities  trading to computerized  order-handling,  transmission and real-time transaction compliance recording.

      We are a leading  provider in the United  States equity market of exchange floor systems and advanced electronic gateways to connect exchanges, such as the
NYSE, and of trader workstation products for "sales" and "block" traders working at the  trading  desk of a typical  large  brokerage  firm.  We own and  operate several hundred  stationary  workstations and mobile systems on the floor of the
NYSE and, via our NYFIX  Network,  typically  process  several  hundred  million shares a day, representing a significant market share of the NYSE volume.

      With the  movement  away from the  traditional  floor-broker  open  outcry exchanges to electronic environments, as seen in almost all international equity and derivatives  exchanges and gradually but  increasingly in the United States, the interaction within and among these markets has changed,  and we believe will change further. Increased market transparency, the trading of the same financial instruments  in multiple  market  centers that  provide  competing  quotes,  the increasingly  dynamic and  sophisticated  computerized  processes  for quote and execution  handling and  regulations  that require systems changes in support of the investment community are all factors of challenge and opportunity for us.

      Recent  industry  factors  particularly  highlighted  in  the  last  year, including the relationship between optimizing best-execution and "unbundling" of broker-provided  research  and  execution  services  and payment for such,  will influence  the  business  between  the brokers  and the  buy-side  institutional investors and us.

                                   NYFIX, INC.

      Increasingly in the last two years, we have made  significant  investments through  acquisition  and  product  development  to  create  additional  revenue streams.  We believe that the demand is increasing  for value added services for both sell-side brokers and buy-side  institutional  investors.  While the broker needs more sophisticated technology to interact with a much faster hybrid market structure, many institutional investors who use computerized systems to transmit orders to their brokers,  and in turn the market, are seeing a changing role for the  traditional  broker.  This  narrowing of the gap between the  institutional investors' systems and those of the exchange markets is illustrated, we believe, by the fact that many orders today travel  "hands-free"  from the  institutional investor's  computer  systems via broker  electronic  systems to the exchange or other execution venue and back after execution  without any human  intervention.
For our sell-side  brokerage  customers,  we believe that the development of new categories of value added capabilities can provide operating  efficiencies.  For our buy-side institutional  investor customers,  we believe that our established infrastructure,  together with new products and services, can create value and a more direct interaction with the marketplace.

      Domestically  and  internationally,  we are applying both  technology  and business structure changes in pursuit of growth in a changing market place.

SEGMENT OVERVIEW

      Our segments are responsible for all customer facing arrangements relating to  providing  products  and  services.  Financial  information  by segment  and geographic area is set forth in Note 14, "Business  Segment  Information" of our
Notes to Consolidated Financial Statements as noted in the Index.

OUR TECHNOLOGY SERVICES SEGMENT

PRINCIPAL MARKETS AND CUSTOMERS

      The United  States  equity market is made up of stocks listed on the NYSE, the AMEX and other regional  exchanges,  called listed stocks, and stocks traded on Nasdaq, called over-the-counter or OTC stocks. Historically those stocks were exclusively  traded at the exchanges where they were listed.  Through regulatory changes  and  market  forces,  most of these  stocks  today  trade  in  multiple execution centers,  such as the principal exchange for the stock, ECNs, ATSs and third-market market makers. The exchanges have also initiated competition in the
trading  of  each  other's  stocks,   either  directly  or  through  derivatives
instruments.

      To  trade  in  any  of  the  markets,  orders  must  be  represented  by a broker-dealer  subject to  regulation  by the SEC,  the NASD and the  particular exchange.  Those  who  directly  represent  orders on an  exchange  must also be members of that  exchange.  Brokers  who are not  exchange  members  place their orders for that exchange through member brokers.

      Electronic exchange markets,  market forces, and regulations have resulted in the demand for technology to facilitate all aspects of the trading  processes between customers, correspondent brokers, member brokers, the exchanges, Nasdaq, and alternative market venues.  This emphasis on computerization  and automation is sometimes referred to as "paperless trading" and STP.

      Hundreds of sell-side  brokerage  firms trade  listed and OTC  securities.
Except for very small  organizations,  these are the potential  customers of our
Technology Services segment.

      During 2003, both the NYSE and Nasdaq experienced  significant changes and challenges  that have  continued  into 2004.  ECNs and ATSs have  increased  the competitive pressures on both the NYSE and Nasdaq, and attention from regulators and buy-side  institutions  could lead to changes in the NYSE specialist system.
Depending on the nature of the changes, such changes could negatively impact the future sales of technology to support floor brokers  working for firms operating directly on the floor of the NYSE.

                                   NYFIX, INC.

      Other  developments could have a different impact.  Increased  competition has  resulted in quotes for the same stock from  multiple  market  centers  with different  systems.  At the same time, brokers have an obligation to obtain best execution  for  their  customers.  In  addition,  top-tier  sell-side  firms  in particular  are  restructuring  their  trading  desks to organize  securities by industry  sector rather than by the market in which a given  security is traded.
We  believe  that  these  factors  could lead to more  sell-side  investment  in technology  and to  outsourcing  solutions  like those offered by our Technology
Services  segment.  These  offerings  include  central market access  technology designed to address  multiple  market  centers  and direct  orders to the market center  representing  the  best  execution  opportunity  at any  given  time and high-speed systems that can handle high trading volumes, support connectivity to multiple  market  execution  venues and adhere to the  compliance and regulatory specifications that are unique to each different market center.

      The   international   derivatives   market   has   experienced   increased
consolidation  of trading  activities  across all asset classes and  competition between market centers quoting the same or each other's instruments.  We believe
these  and  other  developments  offer   opportunities  and  challenges  to  our
Technology Services segment.

CURRENT BUSINESS AND BUSINESS DEVELOPMENT

      Our  Technology  Services  segment  generates  revenue  primarily  through subscription  sales  of  its  products  and  services  to  sell-side  securities brokerage firms in the United States. These products and services include broker desktop  OMS,  exchange  floor  systems,  exchange and market  access  gateways, clearing and  back-office  gateways,  FIX engines and monitoring  products,  and networked counterparty  connectivity through our NYFIX Network. We offer similar products  and  services,  except for  counterparty  connectivity,  to  sell-side brokerage firms in international derivatives markets.

      In the United States  equity  markets,  our  Technology  Services  segment derived its revenues in 2003 and in prior years  primarily  from our  automation products and services for the listed market place, which encompasses  trading on the NYSE, the AMEX and regional exchanges.  During 2003, through the acquisition of Renaissance,  we expanded our sell-side trader workstation  product portfolio to begin targeting the Nasdaq OTC space. In addition to ongoing  enhancements to our current product portfolio,  we are currently in the process of expanding our technology offerings to include:

      o     Derivatives counterparty connectivity via our NYFIX Network;

      o     International   equity  counterparty   connectivity  via  the  NYFIX
            network;

      o     Integration  of NYFIX listed and Nasdaq OTC  work-station  products;
            and

      o     Increased broker to buy-side connectivity services and tools.

      We are also  examining the market for several post trading and  compliance related  products and services that can  potentially  be delivered via our NYFIX
Network.

PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION

      We only sell products directly to end-customers  and primarily  distribute all of our services through the NYFIX Network.

      For the  brokerage  (or  sell-side)  community,  we  provide  a  range  of services,  available  through  our NYFIX  Network.  The NYFIX  Network  provides brokerage firms with connectivity to their buy-side customers as well as to

                                   NYFIX, INC.

various exchanges,  ECNs and ATSs. The Network also provides  connectivity to $2 brokers. Our Technology Services segment offers a variety of trading workstation products  for  brokerage  firm  trading  desks and has a series  of OMS  options available.  Our Technology  Services  segment also offers OMS for exchange floor trading,  including a wireless  broker  handheld,  which enables  exchange floor customers  to  receive  orders  electronically  from  trading  desks  and  route execution  information,  all in real-time.  Our Technology Services segment also offers a number of  auxiliary  services  with our OMS  products.  These  include
interfaces  to  various  back  office  systems,   data  storage  and  retrieval,
electronic  submission  of trade  data to NYSE  systems  and other  services  to facilitate STP.

      For  buy-side  institutional  investors,  including  investment  managers, mutual and pension  fund  managers  and hedge  funds,  our  Technology  Services segment provides  domestic and  international  connectivity to a large number of sell-side  brokerage  counterparties  and gateways to market venues available to and requested by the buy-side. We differentiate  ourselves by providing a number of products and services  complementing our connectivity  offering.  Some of our
complementary   technology   services  are  FIX  Engines,  a  FIX  Certification
department,  a FIX  expert  help-desk  providing  streamlined  connectivity  and systems testing with counter-parties, independent real-time storage and recovery of orders and executions,  real-time  best-execution  order monitoring and other smart tools. Cross-selling  opportunities exist and are being pursued by both of our segments.

THE NYFIX NETWORK: A PRODUCT DISTRIBUTION PLATFORM AND A PRODUCT IN ITSELF

      The NYFIX Network refers to our proprietary  data centers and domestic and international  WAN  infrastructure.  Through our NYFIX  Network,  we provide the technology and infrastructure  for trade  communication and global order routing between buy-side and sell-side institutions, numerous exchange floors, and other electronic trade execution venues, such as ECNs and ATSs.

      Our large  scale,  focus on high  availability  in the  design of our data centers,  systems and network,  and many  available  end-points  are in our view important competitive elements in our offering.  Further information on our data centers,  systems  and  network is outlined  under the  "Technology  Operations"
section in this Report.

      Our network provides several layers of services, including:

      o     Basic  high-speed  connections  to  a  large  number  of  end-points
            (counterparties  and  exchanges) on a secure  financial  transaction network;

      o     Centralized  certification  of connected  parties in compliance with
            FIX;

      o     A simplified centralized  one-to-many  communication set up for each party via a main NYFIX hub; and

      o     Centralized  real-time  storage of traffic,  linked  with  automatic recovery and compliance systems.

      We  differentiate  ourselves  from basic  point-to-point  circuit  network providers by integrating more systems and operational capabilities directly into our network.

      In addition to these basic functions, we deliver a second layer of central gateway  services to a number of diverse trading and post trading venues,  often converting and managing  special host systems  needed to  communicate  with each particular  venue.  This unified approach saves the customer the need to support multiple  dedicated circuits and systems and changes to such systems as a result of ongoing advances in technology.

                                   NYFIX, INC.

      For the third layer of network products and services, we are introducing a number of value added products for independent, benchmarked real-time monitoring of trading  activity  and quality (of  execution)  on all  customer  connections available via our NYFIX Network.

      In addition  to using our NYFIX  Network to provide  connectivity  between parties and venues,  we use our NYFIX  Network  for a second  main  purpose:  to distribute our front-end user  products,  such as trading  stations and exchange floor  stationary or wireless  systems.  In the industry,  this  arrangement  is referred to as client server  applications,  where the server  applications (the back end  systems  and  databases)  are  residing  in our data  centers  and the customer  applications  (the front-end user  application)  are  distributed  via high-speed  data circuits to the customer.  In addition to critical mass derived cost benefits,  the benefits to the customer and us include logistical  delivery benefits  and the  ability  for us to more  effectively  support our systems and operations.

      The following is a description of our customer server application products provided and distributed via our NYFIX Network.

TRADER WORKSTATION PRODUCTS

      Our  trader  workstations  provide  electronic  order  routing  and  order management. The workstations are touchpad-based or desktop software applications that enable  sell-side  traders to monitor and manage the flow and  execution of equity  and  derivative  orders.  The OMS use the FIX  protocol  to  connect  to brokerage firms, major global market centers, many regional exchanges,  ECNs and
ATSs.

      NYFIX  Platinum is our new  offering of a combined  listed and OTC trading system.  NYFIX Platinum was created by  integrating  our existing OMS for listed securities,  FIXTrader,  with the  newly  acquired  Renaissance  system  for OTC securities.

      FIXTrader  provides a complete  order  management  solution  for  upstairs traders:  electronic entry and routing of orders and executions between buy-side institutions, sales and block desks and exchange floor booths.

      The  Renaissance  Trader  Workstation  market making  application  for OTC securities  includes  trade  automation  processes  for fee based  trading on an agency basis, smart order handling, and automatic preventive compliance handling functions.

OBMS DERIVATIVES TRADING

      Our  Futures  and Options  OBMS  offers  sell-side  traders the ability to enter, route and manage orders and executions in real-time.  Our system supports global order routing between different  international  branches of the same firm and the major global exchanges;  both open outcry and electronic.  OBMS provides real-time  ticketless  order  capture,  global order routing with  interfaces to exchange supported systems and 24-hour order management.

EXCHANGE FLOOR AUTOMATION

      Our exchange systems are comprised of stationary floor booth  applications and wireless  handheld  systems for order management and routing of market looks and  real-time  market  information.  Our exchange  systems also provide  access services to exchange  provided  execution  facilities.  We  streamline  customer access by  providing  real-time  conversion  from the FIX  protocol  to exchange proprietary access protocols.  We deliver these exchange floor products over our
NYFIX Network.

                                   NYFIX, INC.

FLOORREPORT, MARKET LOOKS AND MOBILEBROKER

      Our FloorReport system provides brokerage firms with a complete electronic
OMS for exchange trading and floor operations.  FloorReport  provides integrated market looks and includes  MobileBroker,  a handheld trading device for wireless communications  with other  systems  on the  exchange  floor and  traders on the member firms' trading desks.

FIX ENGINE TECHNOLOGY AND PRODUCTS

      Developed  by Javelin,  our APPIA  product is a FIX engine and enables FIX message handling and  connectivity.  The APPIA software  supports many operating systems and presents several APIs.

      Instant  Integrator  is  middleware   software  based  on  the  APPIA  FIX
technology. Instant Integrator allows a legacy, or non-standard,  order handling system to communicate using FIX.

      Tradescope is a new product  designed for use by operations  and help-desk staff to  monitor  the APPIA  FIX  engine  and our  connections  in a  real-time production environment.

PRODUCTION FIX SERVICES: SYSTEMS INTEGRATION AND CERTIFICATION

      Although  the FIX protocol is a standard,  connecting  FIX systems to each other  requires  effort,  skill  and  resources.  We  have  systems  integration specialists  responsible  for enabling  connections to our FIX network.  We have
invested  substantially  in  lab  and  pre-production   facilities  to  build  a
documented  knowledge base of FIX integrations  that we use to cross-connect the over 300 different  customer  systems  within our NYFIX  Network.  Each customer system must pass a formal certification test before being enabled for production trading using our NYFIX Network.

HELP-DESK AND SERVICE

      We are committed to providing our customers with high quality and reliable products  and  services.  As part of our NYFIX  Network,  we provide  secure and reliable electronic connectivity, certify all connections to each firm's trading counter-parties  and provide  around-the-clock  service and support. We maintain multiple data centers as part of our NYFIX Network.

BUSINESS CONTINUITY AND DISASTER RECOVERY PLANNING AND OUTSOURCING

      Following the tragic events of September 11, 2001 and the 2003 blackout in
New York City and elsewhere, business continuity and disaster recovery plans and technologies have become more important in the technological  infrastructure for financial  services  firms.  Globalization  and  increased  reliance  on STP and process  automation  have also  increased  attention to business  continuity and disaster recovery planning.

      Supported  by  multiple,  high  availability  data  centers,  part  of our offerings  include  capabilities for redundant data  communication and redundant data storage and  retrieval of the  customers'  trading data in real-time and in historical mode.

OUR TRANSACTION SERVICES SEGMENT

PRINCIPAL MARKETS AND CUSTOMERS

      Our Transaction Services segment customer base is comprised of NYSE Member firms,  non-member securities firms (NASD registered),  non-US securities firms, registered  investment  advisors  and United  States  hedge  funds.  Transaction
Services  segment  customers fall into three  categories based on their clearing and execution needs.

                                   NYFIX, INC.

      Currently,  the customers of the NASD  registered  broker-dealers  consist primarily of United States securities brokerage firms and United States buy-side institutions,  including  banks,  mutual  funds  and  other  professional  money managers.  Our Transaction Services segment primarily generates revenue from the application  of fees  charged  on  executed  trades to the  following  groups of customers:

      o     Member, non-Member and non-United States securities firms (sell-side firms) are either self- clearing or rely on a correspondent clearing firm to clear on their behalf with our Transaction Services segment.
            Our Transaction  Services segment bills per share execution  charges to its  customers on a monthly  basis.  These  securities  brokerage firms  are  consumers  of  our  Millennium,  FIXTrader,  and  Direct
            Electronic Access products.

      o     United States hedge funds (buy-side  firms) rely on prime brokers to clear their  trades.  These  customers  are consumers of our Patriot product and our Millennium and Direct Electronic Access products.

      o     Registered  Investment  Advisors  (buy-side firms) rely on custodial banks to clear their trades.  These trades are commonly  referred to as  DVP/RVP  clearing.  These  are  generally  net  trades  in which
            Transaction Services segment commission charges are paid through the settlement and clearing process, which is typically three days after
            trade  date.   Registered   investment  advisors  are  consumers  of
            technology  products,  such as Patriot and FIXTrader and transaction services,  such as the Millennium ATS execution and matching system, through broker sponsored agreements.

PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION

      Our Transaction Services segment leverages cross-selling opportunities for our NYFIX Network,  while distributing its products and our Technology  Services segment's Trader Workstation  Products,  including FIXTrader,  which many of our
Transaction Services segment customers use to launch their order flow.

      In addition to  connecting to customer  internal  systems and FIX Engines, our Transaction Services segment tests, certifies with and connects to customers using a variety of  institutional  money  management OMS, hedge fund systems and broker  systems,  including  Eze Castle  Software,  Charles  River  Development,
INDATA, LongView International,  RealTick,  Neovest,  FlexTrade,  Portware, UNX,
Sonic Software, and Lava Trading. We also provide customers with our Javelin FIX
Engine  technology.  Our open connectivity  policy provides the customers of our
Transaction Services segment with the freedom to select among a variety of front
end  user   applications  or  FIX  engine  products,   including  those  of  our
competitors.

PATRIOT

Patriot  integrates  market data with order  launching  capabilities  across all
United  States  equity and option  markets.  In  addition to  electronic  access capabilities,  Patriot's ability to route orders to any destination on our NYFIX
Network  differentiates it in the electronic  execution  aggregation market. Our competitors  include  Real Tick,  Rediplus,  Instinet  Portal,  Lava,  Bloomberg
TradeBook, and ITG's Radical product.

MILLENNIUM ATS

      NYFIX  Millennium  developed an ATS focused on the electronic  matching of
United States Listed Securities.  It does not display a quote and our executions are completely  anonymous.  Two types of orders are available:  (1) pass through and (2) conditional.  Pass through orders flow through the matching  facility on their way to the NYSE or the AMEX. These orders are only executed if they find a marketable  match  within the  National  Best Bid and  Offer.  If there is not a match,  these  orders  are  immediately  routed to their  ultimate  destination.
Conditional  orders  reside in the system and interact  with pass through  order flow as well as execute against other  conditional  orders.  These orders can be pegged against the bid,  offer,  last sale, and mid-point.  Volume and bid/offer spread constraints can also be attached to these orders.

                                   NYFIX, INC.

      NYFIX Millennium's ATS augments  traditional  auction markets by combining the electronic  execution technology of an ECN with the liquidity of traditional primary markets. NYFIX Millennium attempts to mitigate the negative price impact of traditional fully disclosed searches for liquidity.

      NYFIX Millennium is interposed between the trading parties, extending full anonymity of those parties throughout the clearing and settlement process. NYFIX
Millennium's volume is generally cleared by NYFIX Clearing on its behalf.

      We are in the  process of  developing  matching  in  Millennium  of Nasdaq traded shares as well.

ELECTRONIC NYSE ACCESS

      We provide  electronic  access to the NYSE  through the DOT  system.  This service  leverages our  significant  FIX production  capabilities,  advanced DOT gateway  and SIAC  infrastructure.  All NYSE  order  types,  including  Direct+,
Institutional Express, and Liquidity Quote, are supported.

ELECTRONIC NASDAQ ACCESS

      We provide  direct  routing of orders to Nasdaq and other venues,  such as the Archipelago exchange, for matching and smart order routing.

ANONYMOUS NYSE FLOOR BROKER ACCESS

      A subset of NYSE  independent  brokers,  connected  to our NYFIX  network, receive order flow directly from Transaction  Services segment customers.  These orders are routed via our NYFIX Network.  The customer  identity is protected by
NYFIX Transaction Services.  This service is used by customers who recognize the need for a human  agent on the  floor  but are  concerned  about  the  potential information leakage that can be created.  FIX based electronic  messaging allows for a significant  degree of  interaction  without  direct  contact  between the counterparties.

ELECTRONIC ISE ACCESS

      Direct  connectivity  access to the ISE via our NYFIX  Network and our FIX
production   environment  gives  options  participants  the  same  technological flexibility afforded our customers in the cash equity markets. NYFIX Transaction
Services'  electronic  access ISE membership  allows it to charge a per contract execution rate. Options trade clearing is currently performed on behalf of NYFIX
Transaction Services by a third-party. NYFIX Clearing has recently been approved as an Options Clearing Corporation member and as a NASD member.

SHADOW

      NYFIX  Millennium's  Shadow order  functionality  enables NYFIX Millennium pegged orders to be dynamically represented in NYFIX Millennium and Archipelago.
Users send pegged orders to NYFIX  Millennium and a portion of the order is sent to  Archipelago  and  displayed  in the NMS while the  remainder of the order is exposed  anonymously  in  NYFIX  Millennium  and  subject  to  execution  in the
Millennium ATS.

                                   NYFIX, INC.

ISE COMBO MATCHING

      NYFIX  Millennium has entered into an agreement to provide the ISE and our membership  with an  electronic  matching  facility in the  underlying  equities trades that are a part of options and common stock trade combinations, which was introduced in 2004. NYFIX Millennium will receive a per trade matching fee based on size, with mutually agreed upon caps and floors.

ALGORITHMIC TRADING

      Our  Transaction  Services  segment is currently  in the testing  phase of development for several algorithmic trading solutions.  These algorithms work in concert  with our listed,  OTC access  products and our  Millennium  ATS and are designed to improve customer trading results.

SMART TOOLS

      New products  provided in concert with our Technology  Services  segment's sales of our NYFIX Network support the use of our Transaction Services segment's products  and  services.  Some of these  products  were  available  in the first quarter of 2004, and we expect that additional products will be available during the course of 2004.

OPERATIONS AND SUPPORT

      Capacity,  speed, security and uptime are considered important competitive product  parameters of our Transaction  Services  segment and are available as a result of the large-scale infra-structure built by us. All products and services are  supported  by our  help-desks  and  operations  staffs  located at 100 Wall
Street, New York City, and in Stamford, CT.

SALES AND MARKETING

      Our sales cycle for new  customers is generally  one to six months,  while sales of  additional  products  and  services  to existing  customers  typically involve  less time.  For our  technology  customers,  we  generally  provide our products and services on one to three-year  subscription and service  agreements with  automatic  annual  renewals  at the  end  of the  initial  term.  For  our
Transaction Services customers, we generally provide one to two-year agreements.

      We maintain  an  in-house  marketing  department  covering  all aspects of marketing,  including production of exhibition and special events,  planning and production of  collateral  marketing  materials  and planning and  production of advertising and web promotion.  We focus primarily on direct  marketing  efforts designed to reach our target segments of customers,  rather than mass marketing, which we believe results in a more effective return on our marketing investment.

TECHNOLOGY OPERATIONS AND PRODUCT DEVELOPMENT

OPERATION OF OUR NYFIX NETWORK AND OUR DATACENTERS

      We rely upon telecommunication carriers in operating our NYFIX Network and our data centers. To achieve the highest level of availability,  we use multiple telecommunication  carriers  for data  transport  between  core data centers and customers,  including AT&T,  Sprint, MCI, Qwest and Verizon. Our data volume is  significant  and we diversify our  telecommunication  needs across  multiple carriers,  decreasing  our  reliance  on any  single  telecommunication  service provider without materially losing the benefit of economies of scale.

                                   NYFIX, INC.

      Our underlying infrastructure implementation procedures involve a modular, or "building block," standard.  A building block standard consists of the amount of  storage,  processing  and  network  capacity  necessary  to support a set of customers.  As we add  customers to our NYFIX  Network,  building  blocks can be inserted into our architecture to accommodate  continued network expansion.  Our building block architecture relies upon advanced technology standards, including storage  area  network  architecture,  which is  employed  for  high-performance database access and  transaction  processing.  This  technology is scalable.  We maintain  two  primary  data  centers,  either of which can  support  all of our current  production  requirements,  providing  fully active  redundancy  for our customers. We also maintain our WAN, which we host for customer usage, providing us direct access for troubleshooting  problems. An automated system continuously
monitors  our  NYFIX  Network  and  data  center  infrastructure,   logging  the
performance  of  communication  lines,  equipment and systems and supporting our effort to provide no or minimum  disruption  of continuous  availability  of our services.

      Our  infrastructure   currently   processes  several  million  orders  and
executions  per day with  peak  rates of  hundreds  of  orders  per  second.  We currently do not exceed 50% of the overall infrastructure's capacity during peak utilization.

      Our  primary  data  centers  are  located in two  independent,  separately located data center  facilities in the Northeast  portion of the United  States.
Although these data centers are serviced by the same electric utility,  they are serviced via different  sub-stations.  The  data-centers  are located in managed co-hosted  facilities.  By  co-locating  equipment,  we  believe  that we derive operating  economies while obtaining the highest quality of service available in a physical plant. Our data centers' around-the-clock facilities are protected by state-of-the-art fire suppression and heating, ventilation, and air conditioning systems and have multiple,  uninterruptible  sources of power,  including backup generators and fully redundant power  distribution  units.  Security  personnel, procedures and video surveillance protect against  unauthorized  physical access to our equipment. We also have European data-center hubs in co-hosted facilities in London and Amsterdam.

APPLICATION DEVELOPMENT

      We employ  approximately  100 software  developers  and quality  assurance analysts;  currently about a third of our overall workforce. These professionals work in conjunction with the business product  management,  sales and production support  staffs,  and directly with our  customers,  to identify and specify new products and changes and enhancements to our existing products.

      We  develop  software  to  meet a wide  range  of  requirements,  such  as regulatory changes,  customers' requests to support new or customized workflows, changes  in  market  structure,  opportunities  to  tap  into  new  markets  and businesses  for NYFIX and support for new and more cost  effective  technologies for our data centers; for instance Linux and Java.

      We specify,  design, develop, and test our software following a consistent process,  which we  developed  by adopting  and  tailoring to our needs the best parts of widely  accepted  software  development  methods,  such as the Rational
Unified Process and the Microsoft Solutions Framework.

      All our software is built to support the FIX  protocol,  both to interface external  systems  not  developed  at NYFIX  and as the  internal  protocol  for communication  among our own applications.  This end-to-end FIX support enhances our ability to integrate our software  with software  developed by other vendors or  in-house by our  customers  and to offer our  products  as large  end-to-end solutions or as individual components.

      We develop  our  software on the two leading  operating  platforms  in our space: UNIX,  including Linux, for server-side mission critical high performance
applications,   and  Windows,  for  client-side  Graphical  User  Interface,  or
"GUI"-based  applications.  We closely  follow the pace of evolution of software development  technologies and adopt new programming  languages and tools as they get  established  and  when we  believe  that  they  can  increase  our  staff's productivity.

                                   NYFIX, INC.

      Our  Quality  Assurance  staff has  access to a  laboratory  that  closely
resembles  the  production  environment,   where  software  can  be  tested  for
functionality, performance, reliability, recoverability, and interoperability.

      We have in place procedures to escalate production issues and other urgent requests to the appropriate development personnel for fast turn-around.

PRODUCTION

      We design,  develop and  produce our  proprietary  software  and  hardware products at our  facilities  in  Stamford,  Connecticut,  New York,  Chicago and
London. We obtain our materials, supplies and services from a variety of vendors in the United States and Asia.

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

      For our in-house manufactured hardware (TouchPad  Workstations for traders and floor brokers) and standard PC products used in customer  installations,  we generally do not maintain  purchasing or governing  agreements with vendors.  In some  cases,  when it is to our benefit to  stabilize  competitive  pricing,  we generate a blanket  purchase  order.  The advantage of this is that  competitive pricing  and  product  availability  is  stabilized  for the term of the blanket purchase order.  Some of the Tier 2 resellers that we use are: CDW  Corporation,
Dell and Arrow Electronics.  Each of these resellers stock products from all the major computer  manufactures,  such as IBM, Aaeon,  Intel,  Sony, NEC,  Samsung,
Kingston  Technology,  Elo  TouchSystems  and AMD. Tier 3 resellers for the most part are generally smaller Internet accessible  suppliers that deal in a variety of electronic and computer components. These suppliers are only used when Tier 2 suppliers  quote extended lead times or pricing not consistent  with the current market on preferred products.

      Our  manufactured  products  contain  several custom parts specific to our design.  These parts are limited to sheet metal  enclosures and internal wiring.
We own the  designs  for these  components  and can  source  them from  multiple vendors in our immediate  area or  throughout  the United  States.  Currently we maintain  relationships  with a minimum of two alternate vendors for cabling and sheet metal,  either of which can deliver  components  within standard  delivery cycles. For both of these components we use vendors such as CTC, Advantage Sheet
Metal and Interface Technology.

      We rely on a number of third  parties to supply  software and systems,  as well as equipment and related maintenance.  Our systems are built using a number of commonly used  technologies.  As an example we use systems from IBM, HP, EMC,
Sun  Microsystems,  Oracle,  Sybase,  Veritas and  Microsoft.  Our  products are subject to potential  defects in these third party  components.  Although we (as well as the individual  vendors)  exercise  strict testing and  verification  of systems and software, defects can cause disruptions of customer service. We have invested in various test systems to make sure supplier's components work as well as our developed software.

                                   NYFIX, INC.

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

COMPETITION

      Our  competition  varies widely and we encounter  different  categories of competitors  for  each of our  product  and  service  offerings.  We  also  face
competition   from  potential   customers  who  choose  to  maintain  their  own
infrastructure and develop their own in-house products and services.

      Competition  within  our  industry  is  based  on a  variety  of  factors, including  product  features,  product  functionality  and performance,  product quality and reliability, price, and technical support and customer service.

      We face competition in the following six areas:

      o     Network Services. Transaction Network Services, Radianz, Savvis, and
            Global  Crossing  Ltd.  are large basic  point-to-point  fiber optic
            networks  capable  of  carrying  generic  data  information.   These
            networks are basic and could  provide a lower price  point.  Thomson
            TradeRoute   has  some  level  of  value  added   services   and  is
            competitively  priced.  While  we  have  captured  market  share  of
            buy-side   institutional   network   customers  within  the  Thomson
            TradeRoute  customer  base and others in the last year,  there is no assurance that this trend will continue.

      o     Exchange  Floor  Technology.  We are a provider  of  exchange  floor automation  technology,  including  stationary and wireless  trading technologies. While we offer access technology to numerous exchanges globally,  our most  significant  presence  is in the United  States
            listed   equity   market.   Non-specialist   Member  firms   operate
            approximately  900 booths on the NYSE. With more than 500 stationary systems and over 250 handheld  devices deployed on the NYSE exchange floor, we have  opportunity,  but are also exposed to competition in our existing  installed base. The primary  alternative is NYSE's own systems.  Like us, the NYSE is continuing to develop these  systems.
            There are currently no other significant vendors.

      o     Desktop  Products.  We face  competition  from  vendors  who produce desktop  solutions  for traders who are not on the  exchange  floor, including  several  vendors  in  listed  equities  such as  BRASS (a subsidiary of SunGard),  royalblue Group, Lava Trading and Bloomberg
            LP. These competitors either have or are building data centers for a service  bureau  offering  and have the ability to pass listed order flow through  their  systems to the exchange  floors,  including the
            NYSE.  While we  believe  that we  compete  effectively  and that we increased  our  market  share in the last  year,  these  vendors  or smaller vendors could increase their competitive  efforts and market share at our expense.

      o     FIX  Engines.  We face  competition  from  vendors  who  produce FIX protocol engine solutions such as Financial Fusion,  Cameron Systems and  TransactTools.  While  we  believe  that we have  improved  our technology  and  increased  our  competitive  ability in the last 18 months,  we could be subject to increased  general  competition  and increased  pricing  pressure  in the area.  We believe  that when we leverage our  FIX-engine  technology in  combination  with our NYFIX
            Network or  transaction  offerings,  we are less  exposed to generic competition from the FIX engine market.

                                   NYFIX, INC.

      o     Trade Execution  Services.  Our Transaction  Services  segment faces competition  from a wide  variety of  correspondent  and  technology oriented brokerage firms and providers.  Examples are ITG; Instinet;
            Spear,  Leeds  &  Kellogg;  the  Helfant  Group,  a division  of
            Jefferies  &  Company;  ABN Amro  Execution  Services  (recently acquired  by Merrill  Lynch),  and the Wave  Securities  division of
            Archipelago.  NYFIX Millennium  specifically  faces competition from traditional  stock  exchanges,  the largest of which is the NYSE. In addition,  NYFIX  Millennium  faces  competition from other ATSs and
            ECNs  offering  a  variety  of  execution  services.  Some of  these competitors  include  Instinet/Island,  ITG POSIT,  Archipelago  and
            Bloomberg TRADEBOOK.

      o     Clearing  and  Settlement.   We  have  organized  our  clearing  and
            settlement  function  primarily  as  an  in-house  cost  saving  and
            streamlining   measure.   The  service  is  not  currently   offered
            externally and is thus not subject to direct competition.

OUR RELIANCE UPON LARGE CUSTOMERS

      For the years ended December 31, 2003 and 2002, no customer  accounted for more than 10% of our revenue.  For the year ended  December  31, 2001,  ABN Amro
Securities and Deutsche Bank AG accounted for 12% and 10%, respectively,  of our revenue.

INTELLECTUAL PROPERTY AND OTHER PROPERTY RIGHTS

      Our success and ability to compete are dependent to a  significant  degree on our intellectual property,  which includes our proprietary technology,  trade secrets and customer base.  However,  no one patent,  trademark or other form of intellectual property is critical to our business.

      The trademark  NYFIX is the primary  trademark  used to identify our goods and services.  We are the registered exclusive owner of the trademark as well as additional  product  brand  trademarks  globally.  Each  trademark  is valid and protected  in  perpetuity,  provided  it is being  used and  renewed  during the appropriate  renewal  periods  designated by the  trademark  laws of the country where registered.  There are no known third party objections to NYFIX trademarks globally.

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

GOVERNMENT REGULATION

      Participants  in the United  States  securities  industry  are  subject to extensive  regulation  under both Federal and state laws. In addition,  the SEC;
the NYSE;  NASD;  other SROs,  such as the various  stock  exchanges;  and other regulatory bodies, such as the various state securities authorities, require

                                   NYFIX, INC.

strict  compliance with their rules and regulations.  We have  subsidiaries that are registered  with the SEC and various states as  broker-dealers.  Much of the regulation of  broker-dealers  has been delegated by the SEC to SROs,  including the  NASD,  which  has been  designated  by the SEC as our  principal  examining authority.  The NASD adopts rules (subject to approval by the SEC) that regulate the broker-dealers who are members of the NASD. These rules regulate the conduct
of  our  United  States  broker-dealer  subsidiaries.   The  NASD,  through  its
regulatory  subsidiary,  NASDR,  also  conducts  periodic  examinations  of  the operations  of those  subsidiaries.  Our United States  broker-dealers  also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business.

      In addition, our broker-dealer subsidiaries are members of the SIPC, which is funded through assessments on registered broker-dealers. The costs associated with compliance,  i.e. fees,  implementing and following compliance  procedures, filing  reports,  etc.,  are  minimal  and do not have a material  effect on our profitability.

      As  a  matter  of  public  policy,  regulatory  bodies  are  charged  with safeguarding  the integrity of the  securities and other  financial  markets and with protecting the interests of investors  participating in those markets,  not protecting  creditors or stockholders of broker-dealers.  Companies that operate in the securities industry are subject to regulation  concerning many aspects of their business,  including trade practices,  capital structure, record retention and  the  conduct  of  directors,  officers  and  employees.  As  part  of  this
regulation,   we  are  subject  to   significant   intervention   by  regulatory
authorities,  including extensive examination and surveillance activity. Failure to comply with any of these laws, rules or regulations  could result in censure,
fine,   the  issuance  of   cease-and-desist   orders  or  the   suspension   or
disqualification of our directors,  officers or employees. Neither we nor any of
our   directors,   officers   or   employees   is   currently   subject  to  any
cease-and-desist orders, suspensions or disqualifications under the rules of any of these regulatory organizations. An adverse ruling in the future against us or our directors,  officers or employees,  including  censure or suspension,  could result in us, our directors,  officers and other employees being required to pay a  substantial  fine or  settlement,  and could  result in their  suspension  or expulsion. Any such penalty could materially affect our profitability. If any of our  employees  are  suspended  or  disqualified  it could  harm our  ability to successfully  provide  services to our customers.  This could,  in turn, have an adverse effect on our  reputation in the industry,  which could further harm our profitability.

      The regulatory  environment in which we operate is subject to change.  Our profitability  may be  adversely  affected  if,  as a result  of new or  revised legislation  or  regulations  imposed by the SEC, other United States or foreign governmental  regulatory  authorities  or the NASD,  we are forced to incur more costs in order remain in compliance with applicable regulatory requirements.  We may also be adversely affected by changes in the interpretation of existing laws and rules by these  governmental  authorities  and the NASD, or the  enforcement practices thereof. Additional regulation, changes in existing laws and rules, or changes in  interpretations  or  enforcement  of  existing  laws and rules often directly affect the method of operation and  profitability of securities  firms.
We cannot predict what effect any such changes might have.

      Starting  in 1994,  the SEC and the United  States  Department  of Justice
conducted  anti-trust  investigations of the NASD relating to concerns of fraud, price fixing and collusion.  In December 1997, 30 major  brokerage firms and the
United  States  Department  of  Justice  entered  into  a  settlement  of  these anti-trust proceedings.  In response to the findings of these investigations and consistent  with the  recommendations  in the SEC Market 2000  Report  issued in
1994, the SEC adopted new rules referred to as the order handling  rules.  These rules cover how to display and execute a limit order.

                                   NYFIX, INC.

      In December 1998,  following the issuance of the order handling rules, the
SEC promulgated  Regulation ATS relating to the regulation of certain ATSs, such as NYFIX  Millennium.  The SEC expanded its  interpretation of the definition of
"exchange"  under the United  States  securities  laws to  encompass  a range of electronic  brokerage  activities.  At the same  time,  Regulation  ATS  permits systems to  register  as  broker-dealers,  rather  than as  national  securities exchanges with the SEC, if they comply with the regulation. We have modified and enhanced  our trading  systems to comply  with  Regulation  ATS and  continue to review and monitor our systems and procedures for compliance.

      The introduction of decimalization in April 2001 has also had an impact on the  United  States  securities  markets  and  increased  competition  for ATSs.
Decimalization  may assist  investors in  obtaining  price  improvement  because improvement in smaller increments is possible.  Because  decimalization  narrows the average trading  spreads,  it also has had a significant  negative impact on the profitability of traditional broker-dealers. Decimalization has also caused,
and  may  continue  to  cause,  traditional   broker-dealers  to  execute  their
customers'  orders  internally rather than route them to external market centers for  execution,  because of the  decrease in the  additional  price risk to fill orders internally.  Increased internal trading by traditional broker-dealers has also reduced, and could continue to reduce, our order flow.

      We provide  our  customers  with access to United  States  exchange-listed
stocks,   through  connectivity  to  the  NYSE  and  its  exchange  specialists.
Previously,  NYSE Rule 390,  which had required that all NYSE members and member firms  execute  transactions  in stocks  listed or traded on or before April 26,
1979 during market hours only on the floor of the NYSE,  subject to  exceptions, had prevented NYSE members from executing some transactions with their customers completely  in-house,  but it also prevented them from exposing  orders in other market centers.  Rule 390 was abolished in May 2000. As a result, we are able to execute trades in the Millennium ATS involving all NYSE-listed  stocks on behalf of all of our customers.

      On January 30, 2001,  SEC rules became  effective that require many market participants  to make detailed  public  disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities (known as "Quality of Execution Data" rules). Market centers must disclose information, categorized by security,  size and type of order, about the time frames in which orders are executed and on the prices offered by  participants  relative to each other and the  marketplace.  These  rules  also  require  securities  brokers to provide  detailed  disclosure in electronic  form regarding  their order routing practices.  In September 2001, the SEC issued an interpretation that provides an exemption  from this order routing  disclosure as long as the average  number of customer  non-directed  orders routed by the security broker during the calendar quarter is 500 or less. We cannot  predict the impact,  if any, that these rules and the  consequent  disclosures  will have on the  number and size of orders we receive from customers.

      The SEC and the NASD, as well as other regulatory  agencies and securities exchanges  within and  outside  the United  States,  have  stringent  rules with respect to the  maintenance  of  specific  levels of net  capital  by  regulated broker-dealers.  These rules  include the SEC's net capital  rule,  to which our
United  States  broker-dealer  subsidiaries  are subject.  The failure by one of these  subsidiaries  to maintain its required net capital may lead to suspension or revocation of its  registration by the SEC and its suspension or expulsion by the NASD and  other  United  States  or  international  regulatory  bodies,  and ultimately  could  require its  liquidation.  In  addition,  a change in the net capital rules, the imposition of new rules or any unusually large charge against the  net  capital  of one of our  broker-dealer  subsidiaries  could  limit  its operation,  particularly those that are capital intensive. A large charge to the net  capital of one of these  subsidiaries  could  result from an error or other operational  failure  or a  failure  of a  customer  to  complete  one  or  more transactions,  including  as a result  of that  customer's  insolvency  or other credit  difficulties,  and we cannot assure you that we would be able to furnish the affected  subsidiary  with the requisite  additional  capital to offset that charge.  The net  capital  rules  could also  restrict  our  ability to withdraw capital from our  broker-dealer  subsidiaries,  which could limit our ability to pay cash  dividends  if we decided to pay  dividends,  repay debt or  repurchase shares of our outstanding  stock. A significant  operating loss or any unusually large  charge  against  net  capital  could  adversely  affect our  consolidated financial statements.

                                   NYFIX, INC.

      The SEC has also indicated that it is reviewing issues concerning the ITS.
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

      We are unable to predict  the  outcome of the  various  deliberations  and discussions on the evolution of the United States equities market  structure and regulatory framework,  although these issues or other issues of market structure may have a significant impact on our equities business.

      Our  business,  both directly and  indirectly,  relies on the Internet and other electronic  communications  gateways. We intend to expand our use of these gateways.  To date,  the use of the  Internet  has  been  relatively  free  from regulatory  restraints.  However, the SEC, SROs and states have begun to address regulatory  issues that may arise in  connection  with the use of the  Internet.
Accordingly,  new regulations or  interpretations  may be adopted that constrain our own and our customers'  abilities to transact  business through the Internet or other electronic communications gateways.

      NYSE Rule 123 governs the recording and  transmission  of orders to and on the NYSE floor.  Rule 123 requires  all orders  received on the NYSE floor to be input into an electronic OMS for better  monitoring and tracking of trades,  and it also  requires  that all  orders and order  details  must be capable of being transmitted  to a  designated  NYSE data base within such time frame as the NYSE may prescribe.  Rule 123 requires that each order includes the symbol,  clearing member  organization,  order identifier,  identification of member recording the order details,  number of shares, side of market,  designation as market, limit, stop, stop limit, any limit price or stock price, time in force,  designation as held or not held,  special  conditions,  time of  recording  order  details  and modification  of terms of order or  cancellation  of order. We believe that Rule
123 regulations  have had a positive  impact on our business  because we already produce  systems  capable of meeting and exceeding the regulatory  requirements, with many  additional  features  designed to reduce error and maximize  customer efficiency.

      The  financial  services  industry,  including  the  securities  brokerage business,  is also  heavily  regulated  outside  of the  United  States.  We are required to comply with  regulatory  controls of each specific  country in which our  subsidiaries  or we conduct  business,  a well as the  regulations  of each exchange  of  which  our  subsidiaries  or we  are  members.  As we  expand  our international  operations,  we may be required to comply with  requirements that are inconsistent with our existing  international  activities.  As a result, the varying cost of compliance with these  different  regulatory  jurisdictions  and other  factors  may  affect  our  business  or limit our  ability  to expand our international operations.

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

                                   NYFIX, INC.

      Any  of  the   non-United   States   regulatory   agencies   may   conduct
administrative  proceedings  against us, which can result in censure,  fine, the prevention of activities or our suspension or expulsion from their country as an investment services provider. The applicable regulations cover minimum financial
resource   requirements  and  conduct  of  business  rules  for  all  authorized investment businesses.

      The costs associated with new regulations, changes in existing regulations or changes in the interpretation or enforcement of existing  regulations outside the United States may adversely  affect or limit our business or operations  and adversely affect our consolidated financial statements.

BACKLOG AND SEASONALITY

      We believe that sales backlog is not a meaningful indication of our future revenue as a substantial  portion of our revenue is derived from contracts,  for which our  equipment  or  software  is already  installed  and we are  currently recognizing  revenue.  Our  operations,  to date,  have  not been  significantly affected by seasonality.

EMPLOYEES

      As of March  31,  2004 we had 268  full-time  employees,  including  93 in product development, 87 in operations and support, 47 in sales and marketing and
41 in general and administrative  functions. None of our employees is covered by a collective  bargaining  agreement.  We believe that our relationships with our employees are good.  Throughout our operating history,  we have experienced good retention  of our  technical  employees.  We believe that this has enabled us to attract and develop staff, managers and project leaders with extensive technical and brokerage industry experience.

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
(203) 425-8000.

ITEM 2. PROPERTIES

      Our  headquarters,  executive  offices and  production  facilities  are in
Stamford,  Connecticut,  consisting  of  21,100  square  feet of  leased  space, expiring in 2005.  We  currently  maintain  three  offices on Wall Street in New
York,  New York,  comprising  46,500  square  feet,  with  22,700  square  feet, including a small data center,  expiring in 2005 and 23,800 square feet expiring in 2010.  Effective  February 1, 2004,  we entered into an agreement to lease an additional 17,900 square feet and renew an existing 17,900 square feet of office space,  expiring in 2014,  in our primary  office  building on Wall  Street.  We intend to sub-lease  offices  totaling  23,800 square feet and terminate a lease for 4,800  square  feet and  consolidate  our Wall  Street  operations  into one office.  As of January 1, 2005,  we expect to maintain one office on Wall Street comprising  35,800 square feet.  Refer to Item 7,  "Management's  Discussion and
Analysis of Financial Condition and Results of Operations."

                                   NYFIX, INC.

      We also have an office in  Lyndhurst,  New  Jersey,  where we lease  2,150 square feet expiring in 2006, and an office in London,  England,  where we lease
5,500 square feet  expiring in 2009. In addition,  we maintain  sales offices in
Chicago and San Francisco,  consisting of 2,900 square feet expiring in 2005 and
4,200  square  feet  expiring in 2004 and 2005,  of which 2,500  square feet are sublet,  respectively.  We also  maintain  two  data  center  facilities  in the
Northeast  United  States,  consisting of a total of 850 square feet with leases expiring in 2009.

ITEM 3. LEGAL PROCEEDINGS

      In May 2003,  we were  served as a defendant  in  KLEDARAS V. NYFIX,  INC.
(Superior  Court- NY County)  Index No.  601502/03,  which had been filed in New
York State court in New York City. Mr. George  Kledaras,  as  representative  of former shareholders of Javelin,  sought the release of an escrow fund consisting of $1.0 million in cash and 270,945  shares of our common  stock,  having a fair value of $4.0  million at March 31,  2002  established  in  connection  with our acquisition of Javelin.  He also alleged damages of at least $18 million against us and our Chairman and CEO, Mr. Peter K. Hansen, in connection with the Javelin acquisition.  In June 2003,  pursuant  to a  stipulation  with us, Mr.  Kledaras dismissed  his lawsuit  without  prejudice.  On March 15,  2004,  Mr.  Kledaras, executed a settlement  agreement with us that,  among other things:  (a) paid us
$1.3  million;  (b)  distributed  our common  stock from the escrow  fund to the former  Javelin  shareholders;  (c) deemed  that  KLEDARAS V.  NYFIX,  INC..  be dismissed with  prejudice;  and (d) provided for mutual releases with respect to all claims related to our  acquisition of Javelin.  We received the $1.3 million of net proceeds by March 31, 2004.

      On or about May 13, 2004,  an action  entitled  FULLER &  THALER ASSET
MANAGEMENT V. NYFIX,  INC., ET AL. was filed in the United States District Court for the District of  Connecticut.  The Complaint  names us, our Chairman and CEO
Peter  Kilbinger  Hansen,  our former CFO Richard A.  Castillo,  our CFO Mark R.
Hahn, and our Directors George O. Deehan, William J. Lynch and Carl E. Warden as
defendants. The Complaint asserts a proposed class action claim on behalf of all buyers  of our stock  between  March  30,  2000 and March 30,  2004 and seeks an unspecified amount of damages. The Complaint alleges violations of Section 10(b)
and Section 20(a) of the Securities  Exchange Act of 1934, based on the issuance of a series of allegedly  false and  misleading  financial  statements and press releases concerning,  among other things, our investment in NYFIX Millennium. We and the other defendants intend to defend the lawsuit vigorously.

      During  the  course of normal  business,  we become  involved  in  various routine legal  proceedings.  We believe that we are not presently a party to any other material litigation,  the outcome of which could reasonably be expected to have a material adverse effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   A special meeting of  shareholders  was held on October 21, 2003 and continued on November 13, 2003.

      (b)   Not  applicable;  the  meeting  did  not  involve  the  election  of directors.

                                   NYFIX, INC.

      (c)   The  results  of the  vote on a  proposal  to  change  our  state of incorporation from the State of New York to the State of Delaware by merging  NYFIX,  Inc.  with  and into a newly  formed,  wholly-owned
            Delaware subsidiary were as follows:

                 For                                      22,166,224
                 Against                                   1,225,335
                 Abstain                                      66,290
                 Broker Non-votes                                  0

      (d)   Not  applicable;  there was no  settlement  between us and any other participant.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

(A) MARKET INFORMATION

      Our common  stock,  which was traded on the Nasdaq  Stock Market under the symbol  NYFX  for the  periods  presented,  had the  following  high and low bid information as reported by the Nasdaq Stock Market. Such over-the-counter market quotations  reflect  inter-dealer  prices,  without retail markup,  mark-down or commission and may not necessarily represent actual transactions.

PRICES OF COMMON STOCK                                  High              Low
                                                      --------         --------

2003

First Quarter                                         $   4.85         $   3.62
Second Quarter                                        $   6.86         $   3.98
Third Quarter                                         $   7.25         $   5.45
Fourth Quarter                                        $   8.73         $   6.00

2002

First Quarter                                         $  19.00         $  10.81
Second Quarter                                        $  15.65         $   8.21
Third Quarter                                         $   8.24         $   3.56
Fourth Quarter                                        $   5.27         $   3.38

      On April 8, 2004,  our common stock began  trading on the Nasdaq  National
Market under the symbol  NYFXE.  The  addition of the "E" to our trading  symbol indicated  that we had not timely filed this Annual  Report on Form 10-K for the year ended  December  31,  2003.  Based on the delay in the filing of our Annual
Report on Form  10-K,  Nasdaq  notified  us on April 1, 2004 that we were not in compliance  with its  listing  requirements.  On April 8, 2004,  we  requested a hearing with the Nasdaq Listing Qualifications Panel (the "Panel") for continued
listing on the  Nasdaq  National  Market.  The Panel held a hearing on April 29,
2004,  where we requested an extension to May 30, 2004 to meet Nasdaq's  listing requirements.  On May 19, 2004,  Nasdaq notified us that the delay in the filing of our  Quarterly  Report on Form 10-Q for the quarter  ended March 31, 2004 was viewed by Nasdaq as an  additional  delinquency  with respect to our  compliance with its listing  requirements  and that the Panel will  consider this factor in its decision.  We are awaiting a decision  from the Panel  regarding our request for an extension.

                                   NYFIX, INC.

      With this filing of our 2003  Annual  Report on Form 10-K and once we file our  Quarterly  Report on Form 10-Q for the  quarter  ended March 31,  2004,  we believe that we will be in  compliance  with our SEC reporting  obligations.  At that time,  we will request  that Nasdaq  dismiss the pending  delisting  action against us and permit our common stock to resume trading on the Nasdaq  National
Market under the symbol NYFX.

(B) HOLDERS

      At March 31, 2004 the records of our transfer  agent  indicated that there were 423 holders of record of our common stock.

(C) DIVIDENDS

      Stockholders  of our common  stock are  entitled to  dividends if and when declared by the Board of Directors out of funds legally  available.  We have not paid or  declared  any  dividends  on any class of our  capital  stock since our incorporation  and have no present  intention  of paying cash  dividends  on our common stock. We intend to utilize any income we may achieve for the development of our business and for working capital purposes.

(D) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      The following table provides information regarding our equity compensation plans at December 31, 2003:

                                        Number of securities                                  Number of securities
                                          to be issued upon        Weighted-average          remaining available for
                                             exercise of          exercise price of       future issuance under equity
            Plan Category                outstanding options     outstanding options           compensation plans
----------------------------------      --------------------     -------------------      ----------------------------
Equity compensation plans
  approved by security holders                6,382,230                $ 10.42                       458,432
                                                                       =======
Equity compensation plans not
  approved by security holders (1)              324,711                $  8.83                        78,698
                                             ----------                =======                      --------

Total                                         6,706,941                $ 10.34                       537,130
                                             ==========                =======                      ========

(1)   As a result of our  acquisition  of Javelin on March 31, 2002,  we assumed the outstanding stock options of Javelin that were granted pursuant to the
      Javelin  1999 Stock  Option Plan (the  "Javelin  Plan").  The Javelin Plan
      authorized  grants of stock options of Javelin.  At the acquisition  date, the Javelin  options were converted into our options at a conversion  rate of 0.51 to one.  The options  granted  under the  Javelin  Plan were fully vested at the time of our  acquisition of Javelin  pursuant to a change of control  clause within the Javelin Plan. A total of 511,167  shares of our common stock were  reserved for issuance  upon  exercise of such  options.
      Pursuant to the Javelin Plan, as amended, we may grant stock options and

                                   NYFIX, INC.

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
      At December  31, 2003,  stock  options to purchase  324,711  shares of our common stock were outstanding under the Javelin Plan.

                                   NYFIX, INC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents our selected  financial data. The information set  forth  below  should  be read in  conjunction  with  Item 7,  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
our consolidated financial statements and notes thereto included herein.

                                                          Year Ended December 31,
                                   --------------------------------------------------------------------
                                     2003           2002           2001           2000           1999
                                   --------       --------       --------       --------       --------
CONSOLIDATED STATEMENT OF                        (in thousands, except per share amounts)
   OPERATIONS DATA:
Revenue                            $ 65,909       $ 55,812       $ 41,397       $ 23,980       $ 12,209
Gross profit                         31,308         27,506         27,237         15,078          6,938
Operating expense                    39,765         35,884         25,647         16,600         23,400
(Loss) income from operations        (8,457)        (8,378)         1,590         (1,522)       (16,462)
Net (loss) income                    (4,373)        (5,045)        (3,457)         5,005        (16,570)
Net (loss) income per basic        $  (0.14)      $  (0.17)      $  (0.13)      $   0.20       $  (0.76)
   common share
Net (loss) income per diluted      $  (0.14)      $  (0.17)      $  (0.13)      $   0.19       $  (0.76)
   common share

                                                            As of December 31,
                                   --------------------------------------------------------------------
                                     2003           2002           2001           2000           1999
                                   --------       --------       --------       --------       --------
CONSOLIDATED BALANCE SHEET                                    (in thousands)
   DATA:
Cash and cash equivalents          $ 21,006       $ 11,213       $  4,968       $  4,867       $ 16,887
Short-term investments                3,448         10,727         28,974             --             --
Accounts receivable, net             10,371         16,601         12,949         12,058          7,089
Working capital                      23,347         30,823         47,513          9,159         18,942
Property and equipment, net          16,592         18,186         14,366         11,472          6,056
Goodwill                             55,966         49,261             34             --             --
Total assets                        152,172        146,615         96,249         56,428         38,401
Long-term debt, including             3,409          1,753          1,501          3,823          2,500
   current portion
Stockholders' equity                132,572        132,863         86,919         41,097         29,427

      Certain   reclassifications  have  been  made  in  the  2002  consolidated
financial  statements  to  conform  to  the  current  year's  presentation.   In
connection therewith,  amortization expense of intangible assets of $1.6 million was reclassified from  depreciation and amortization  expense to cost of revenue in 2002.

                                   NYFIX, INC.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

      The purpose of management's discussion and analysis of financial condition and results of operations  ("MD&A") is to provide an overview of NYFIX, Inc.
to help facilitate an understanding of the significant  factors  influencing our financial statements and also to convey our expectations of the potential impact of known trends,  events, or uncertainties  that may impact our future financial statements. Our MD&A includes forward-looking statements, including, without limitations,  our  expectations.  Our actual results may differ  materially from those  expressed  or implied in the  forward-looking  statements  as a result of various  factors  including,  but not limited to,  those  discussed  under "Risk
Factors  Relating to Our Business"  below. We assume no obligation to update the forward-looking statements or such risk factors. You should read this discussion in  conjunction  with our  consolidated  financial  statements and related notes included in this Report on Form 10-K.

OVERVIEW

      NYFIX,  founded in 1991 through the acquisition of a New York corporation, is headquartered in Stamford,  Connecticut.  In December 2003, we reincorporated as a Delaware corporation.

      We are an established provider to the domestic and international financial markets of trading workstations, middle-office trade automation technologies and trade  communication  technologies.  Our NYFIX Network is one of the  industry's largest  networks,  connecting  broker-dealers,  institutions and exchanges.  In addition to our headquarters in Stamford,  we have offices on Wall Street in New
York City, in London's Financial District, in Chicago, and in San Francisco.  We
operate  three  data  centers  in  the   northeastern   United  States  and  are
establishing additional data center hubs in London and Amsterdam.

      We are a provider of trading technology, industry network connectivity and execution services, offering certain underlying,  universally applicable network inter-connectivity  products, systems,  facilities, and supporting operations to our two business segments:  our Technology  Services segment and our Transaction
Services segment.  These segments,  in turn, package these products and services and add others to address the needs of their specific  markets.  We also provide to our  segments  products  specifically  developed  to  support  the  marketing strategy of that segment. We provide product  development,  systems development, data center and network operations support to our segments.

      Our Technology  Services segment is comprised of four of our subsidiaries:
NYFIX USA, NYFIX  Overseas,  Javelin,  and  Renaissance.  These  businesses work together as technology providers, focusing on offering trade-management systems,
a  centralized   industry   order-routing   network,   order-routing   software,
exchange-floor  automation  systems,  exchange and market access  technology and
post-trade   processing  systems.  Our  Technology  Services  customers  consist
primarily  of  United  States  securities   brokerage  firms  and  international
derivatives   brokerage  firms.  Our  Technology   Services  segment   generates
subscription, capital sale and service revenue.

      Our Transaction Services segment is comprised of six of our subsidiaries -
NYFIX Millennium, NYFIX Transaction Services, and NYFIX Clearing, which are NASD
registered   broker-dealers;   NYFIX   Partners,   which   is  our   introducing
broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the NFA; NYFIX International,  which we incorporated in the United Kingdom on
March 29,  2004 and  which is  applying  for its FSA  broker-dealer  license  in anticipation of our expansion into European and other international markets; and
EuroLink,  of  which  we  acquired  the  remaining  60% we did not  already  own effective March 29, 2004 and which represented our initial  transaction  efforts in the European markets.

                                   NYFIX, INC.

      NYFIX Millennium  provides a modernized  electronic  execution venue under
Regulation ATS for trading in United States stocks.  NYFIX Transaction  Services provides  technology  and  direct  market  access  and  execution  links.  NYFIX
Clearing,  a member of the DTCC,  settles and clears  transactions  on behalf of
NYFIX Millennium and NYFIX  Transaction  Services.  While NYFIX Partners has not
initiated any active business,  we are discussing  opportunities with sponsoring broker-dealers  and potential  customers for the derivatives  markets to augment our future business plans.

      In recent years,  we have invested  heavily in pursuing a  growth-oriented strategy and have  organized  those efforts  largely  through our  subsidiaries.
After the introduction of our NYFIX Network in 1998, we experienced quarter over quarter  revenue growth from 1999 through 2001.  Thereafter,  as a result of the impact of the tragic  events of  September  11, 2001 on our customer  base,  the downturn in the  financial  markets,  and the  fixed-cost  base of our  acquired companies  we have not been able to  generate  sufficient  revenue to offset our operating  costs and, thus,  experienced  operating  losses in 2002 and 2003. We believe that our decision to continue to invest  during the last two years is an important factor to help us become better positioned to take advantage of future opportunities.  We have  actively  pursued  new  customer  market  segments  and products  to support  trading  for a variety of  financial  instruments  in more markets while increasing our international business opportunities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      This MD&A reviews our consolidated  financial  statements,  which have been prepared in accordance with accounting principles generally accepted in the
United States of America.  These principles require us to make estimates,  based on assumptions,  which if not accurate,  could  materially  affect our financial statements,  including  the  assets,  liabilities,  revenue  and expense and the disclosure of  contingent  assets and  liabilities  at the date of the financial statements  and future  reporting  periods.  The  markets for our  products  are characterized  by  intense  competition,  rapid  technological  development  and pricing  pressures,  all of which  could  affect the future  realization  of our assets.

      Estimates,   including  assumptions  related  to:  the  collectibility  of accounts  receivable;  the useful lives of tangible and intangible  assets;  the recoverability  of goodwill;  the  realization  of deferred tax assets;  revenue recognition;  product  enhancement  costs;  income taxes; and  contingencies are reviewed  periodically  and  the  effects  of  revisions  are  reflected  in the consolidated  financial  statements  in the  period  they are  determined  to be necessary.  We base our estimates on historical  experience and on various other factors and assumptions  that we believe to be reasonable,  the results of which forms the basis for making  estimates and assumptions  about the carrying values of assets and  liabilities  that are not readily  apparent  from other  sources.
Actual  results  may differ  materially  from these  estimates  under  different assumptions.

      We believe the  accounting  policies,  described  below,  are  critical to understand  our  financial  statements,  due to the  underlying  assumptions  in estimates  we use  applying  such  accounting  policies.  We have  reviewed  the development and selection of these accounting policies, estimates, including the underlying  assumptions and the related disclosures in the financial  statements and this MD&A with our Audit Committee.  Refer to Note 1 in the Notes to the
Consolidated  Financial Statements in Item 15 of this Annual Report on Form 10-K for our significant accounting policies.

REVENUE RECOGNITION

      We  recognize  revenue  in  accordance  with the  SEC's  Staff  Accounting
Bulletin  ("SAB") No. 101,  REVENUE  RECOGNITION  IN  FINANCIAL  STATEMENTS,  as
amended by SAB 101A and 101B ("SAB 101") and SAB 104, REVENUE  RECOGNITION.  SAB
101  requires  that  four  basic  criteria  must be met  before  revenue  can be recognized:  (1) persuasive  evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;  (3) the fee is fixed and determinable;
and (4) collectibility is reasonably assured.  Determination of criteria (3) and
(4) are based on our judgment  regarding the fixed nature of the fee charged for products  delivered  and the  collectibility  of those fees.  Should  changes in conditions  cause us to determine  these criteria are not met for certain future transactions,  revenue  recognized  for any reporting  period could be adversely impacted.

                                   NYFIX, INC.

      We  recognize  revenue  from  software  arrangements  in  accordance  with
Statement of Position ("SOP") 97-2,  SOFTWARE REVENUE  RECOGNITION as amended by
SOP 98-9, MODIFICATION OF SOP 97-2 WITH RESPECT TO CERTAIN TRANSACTIONS. Revenue
is recognized when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable,  collectibility is probable and the arrangement does not require  significant  customization or modification of the software.

      We recognize revenue for contracts with multiple  deliverables,  which are not  covered  under  SOP  97-2,  in  accordance  with the  Financial  Accounting
Standards  Board's  ("FASB")Emerging  Issues Task Force  00-21,  ACCOUNTING  FOR
REVENUE  ARRANGEMENTS WITH MULTIPLE  DELIVERABLES  ("EITF No. 00-21").  EITF No.
00-21  applies to  certain  contractually  binding  arrangements  under  which a company performs  multiple revenue  generating  activities and requires that all
companies   account  for  each  element  within  an  arrangement  with  multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone  basis,  (b) there is objective  and reliable  evidence of fair value and (c) the amount of the total  arrangement  consideration is fixed. EITF
No.  00-21 was  effective  for revenue  arrangements  entered  into in reporting periods  beginning  after June 15, 2003 and was adopted by us effective  July 1,
2003.

      Our  revenue is  comprised  of  subscription,  capital  sale,  and service contract and transaction components, described as follows:

      Subscription   revenue  contracts  are  primarily  with  brokerage  firms, international banks and global exchanges trading in equities and/or derivatives.
Subscription  revenue contracts are for providing equipment and services and for use of our NYFIX  Network,  with an initial term of generally one to three years with  automatic  renewal  periods  unless we  receive  prior  written  notice of cancellation. Additional services, provided under schedules, or addendums to the contract,  are either  co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addendums,  customers  typically  contract for a flat periodic  charge after initial  installation and acceptance.  The revenue related to these contracts is recognized over the term of the contract, or addendum, on a straight-line basis.
We also include within our  subscription  revenue,  telecommunication  and other charges,  which we provide to the  customer at cost plus a normal  profit.  Such revenue is  recognized  as the services are  provided.  As we have no history of significant cancellations, we do not record a reserve for cancellations.

      Capital sale revenue, which is comprised of software and capital equipment sales, is generated primarily by sales to customers in the futures,  options and currencies  trading market or to those customers who typically  acquire licenses in perpetuity,  and is recognized upon shipment of the product and acceptance by the customer.  Capital sale revenue is  recognized in accordance  with SOP 97-2, described  above.  As we  have  no  history  of  significant  sales  returns  or allowances, we do not record a reserve for sales returns and allowances.

      Service contract revenue,  which is comprised of maintenance contracts for subscription  equipment and software and capital  equipment,  is recognized over the contract period on a straight-line basis. Service contracts for subscription equipment are generally  co-terminus  with the  subscription  contract.  Service contracts  for  software and capital  equipment,  typically  characterized  as a percentage of the original  capital sale contract,  are generally for an initial term of one to three  years with  automatic  renewal  periods  unless we receive prior written notice of  cancellation.  Certain  service  contracts  provide for invoicing in advance of the service being performed, generally quarterly.

                                   NYFIX, INC.

      Transaction  revenue  consists of per-share  fees charged to customers who send and  receive  a match  and  execution  in our ATS  order  matching  system, customers to whom we provide  execution and smart order routing  technology  and gateways  to access  markets  in: (1) their own name,  (2) a third party give up name, or (3) our name.  Revenue on these contracts is generally invoiced monthly in arrears or is extracted  from the clearing  process  within three days of the trade  date  and  recognized  in the  period  in  which  it is  earned.  Certain transaction  revenue contracts,  which include multiple  deliverables,  or other types of our revenue are accounted for in accordance with EITF 00-21,  described above.  Some of these contracts have minimum volume  commitments or are invoiced at a minimum  transaction-based fee. The arrangement  consideration is allocated to each element based on the relative  fair values of each  element.  We account for each element of an arrangement with multiple deliverables separately. Vendor specific objective  evidence for fair value of services is primarily  determined by reference to renewal pricing.

      Revenue on contracts  invoiced in advance of the services being  performed is deferred and  recognized as revenue over the period earned and is included in
"deferred revenue" in our consolidated  balance sheets.  Shipping,  handling and installation  charges,  if any,  are  generally  invoiced to a customer  and are included in revenue upon completion of the installation.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      We are required to estimate the  collectibility  of our trade  receivables and a  considerable  amount of judgment is required in  assessing  the  ultimate realization  of  receivables,  including the current  credit-worthiness  of each customer.  We maintain  allowances  for doubtful  accounts for estimated  losses resulting from the inability of our customers to make required payments.  If the financial  condition  of our  customers  were to  deteriorate,  resulting  in an impairment  of their  ability to make  payments,  additional  allowances  may be required.  The  collectibility  of accounts  receivable is evaluated  based on a combination  of  factors.  In  circumstances  where we are  aware of a  specific customer's  inability  to  meet  its  financial  obligations  (e.g.,  bankruptcy filings),  a specific  reserve for bad debts is recorded against amounts due, to reduce the net recognized receivable to the amount we reasonably believe will be collected.  For all other  customers,  we estimate a reserve for bad debts based upon applying certain  percentages,  based on historical loss trends, to certain accounts  receivable  aging  categories,  net of accounts  receivable  for which revenue  recognition has been deferred.  If circumstances  change (i.e.,  higher than  expected  defaults or an  unexpected  material  adverse  change in a major customer's  ability to meet its financial  obligations  to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

      In the fourth  quarter of 2003, a discussion  intensified  around  trading rules and other issues at the NYSE.  NYSE  management  changes and proposed rule changes at the exchange caused NYFIX management to become concerned with certain customer groups and certain individual  customers whose economic viability could become challenged if such proposed rules were adopted. To increase our immediate cash position and to reduce our exposure to these  customers  going forward,  we initiated  an  aggressive  program  to  accelerate  the  collection  of past due accounts  receivable  through,  among other things, the issuance of discounts to certain  customers.  As a primary  result of this program,  we reduced  accounts receivable  during the fourth  quarter of 2003 by $8.0  million  and  recorded a provision  of $2.2  million  for  these  discounts  and  other  allowances.  The allowance  for  doubtful  accounts was $1.8 million and $1.2 million at December
31, 2003 and 2002,  respectively.  The provision for doubtful  accounts was $2.8 million and $1.1 million for 2003 and 2002, respectively.

PROPERTY AND EQUIPMENT

      Property and  equipment is stated at cost less  accumulated  depreciation.
Depreciation  of property  and  equipment  is provided  using the  straight-line method  over its  estimated  useful  lives.  Changes  in  circumstances  such as technological advances, changes to our business model or changes in the capital

                                   NYFIX, INC.

strategy  could  result  in the  actual  useful  lives  differing  from  initial estimates.  In those cases where we determine that the useful life of long-lived asset should be revised,  we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

GOODWILL

      Net assets of companies we acquired have been recorded at their fair value at the date of acquisition.  Goodwill represents  acquisition costs in excess of the fair value of net assets  acquired and liabilities  assumed.  We adopted the
FASB's Statement of Financial  Accounting  Standards  ("SFAS") No. 142, GOODWILL
AND OTHER INTANGIBLE  ASSETS  effective  January 1, 2002. The provisions of SFAS
No. 142 require that we allocate our  goodwill to our various  reporting  units, determine the carrying value of those businesses, and estimate the fair value of the  reporting  units  so  that  a  two-step  goodwill  impairment  test  can be performed.  Our reporting units represent  components of our operating  segments and  are  the  same  as the  reportable  segments  identified  in Note 14 to the
Consolidated Financial Statements.  In the first step of the goodwill impairment test, the fair value of each  reporting unit is compared to its carrying  value.
If the fair value  exceeds the carrying  value,  goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be  performed,  and the implied fair value of the reporting unit's  goodwill  must be determined  and compared to the carrying  value of the goodwill for the  reporting  unit. If the carrying  value of a reporting  unit's goodwill  exceeds its implied fair value,  then an impairment  loss equal to the difference is recorded.  In the absence of  circumstances  requiring  impairment testing on a  quarterly  or other more  frequent  basis,  our annual  impairment testing date is the beginning of our fourth quarter, which is October 1. For the years ended  December 31, 2003 and 2002,  there was no  indication of impairment for either our Transaction  Services segment or our Technology Services segment, our two reporting units.  The present value of the discounted  future cash flows of each segment  supported their carrying values as of October 1, 2003, the date of our annual impairment analysis.  However, the excess of the discounted future cash flows  above the  carrying  value of our  Technology  Services  segment was marginal  at that  date.  Our  projected  cash  flows  for 2004 and  beyond  are sufficient to support our Technology  Services segment goodwill  carrying value;
however,  if we are not  profitable and do not have  sufficient  cash flows from operations in 2004 related to our Technology  Services  segment,  our Technology
Services segment goodwill may become  partially or completely  impaired.  If our goodwill were to become impaired, the resulting write-down could have a material impact on our consolidated financial statements.

PRODUCT ENHANCEMENT COSTS

      Costs  incurred in the research,  design and  development  of software for sale to others as a separate  product or  embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter, software development costs, consisting primarily of payroll and related costs,  purchased  materials and services and software to be used within our  products,  which  significantly  enhance the  marketability  or significantly extend the life of our products are capitalized,  and amortized to cost of revenue on a  straight-line  basis over three years,  beginning when the products are offered for sale or when the  enhancements  are integrated into the product.  We are required to use  professional  judgment in determining  whether
product   enhancement   costs  meet  the  criteria  for  immediate   expense  or
capitalization,  in  accordance  with SFAS No. 86,  ACCOUNTING  FOR THE COSTS OF
COMPUTER  SOFTWARE  TO BE  SOLD,  LEASED,  OR  OTHERWISE  MARKETED.  We are also required to use  professional  judgment in determining  whether the  unamortized capitalized  cost of each product  enhancement  approximates  the net realizable value of such products.

                                   NYFIX, INC.

LONG-LIVED ASSETS

      We review the carrying value of long-lived assets,  including property and equipment,  intangible assets,  investments and other long-term amounts due from
unconsolidated   affiliates,  and  capitalized  product  enhancement  costs  for impairment  whenever events or  circumstances  indicate that the carrying amount may not be fully  recoverable.  If such an event or  circumstances  occurs,  the related  estimated  fair value of the assets  would be compared to the  carrying amount,  and if needed, we would record an impairment to the extent by which the carrying amount exceeds the fair value of the asset.  We test intangible  assets with  indefinite  lives annually for impairment  using a fair value  methodology such as discounted cash flows.  There was no impairment of our long-lived assets recorded for the years ended December 31, 2003, 2002 and 2001.

INCOME TAXES

      We account for income taxes in  accordance  with SFAS No. 109,  ACCOUNTING
FOR  INCOME  TAXES,  which  requires  recognition  of  deferred  tax  assets and liabilities  for the expected  future tax  consequences of events that have been included in the  financial  statements or tax returns  using  presently  enacted income tax rates. Our deferred tax assets were recorded to the extent we believe there will be sufficient  future taxable income to utilize those assets prior to their  expiration.  To the extent we were unable to utilize deferred tax assets, we would  record a valuation  allowance  against the  unrealizable  amount,  and record a charge against operating results.  As of December 31, 2003 and 2002, no valuation allowance was required, as we believe it more likely than not that the deferred tax assets will be realized.  Due to ever-changing  tax laws and income tax rates,  significant  judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.
We must also make  estimates  about the  sufficiency of taxable income in future periods  to offset  any  deductions  related to  deferred  tax assets  currently recorded.  While we expect to be profitable and generate  taxable income in 2004 to fully  utilize our deferred tax asset,  if we are not  profitable  and do not generate taxable income, we may not be able to support our assumption that it is more likely than not that our deferred tax assets will be realized and we may be required to record a valuation allowance against our deferred tax assets. If our lack of profitability and resulting valuation allowance were sufficiently large, the impact on our consolidated financial statements could be material.

CONTINGENCIES

      Contingencies  are  recorded as  liabilities  when it is  probable  that a liability has been incurred and the amount of the loss is reasonably  estimable.
Disclosure is required when there is a reasonable  possibility that the ultimate loss will exceed the recorded provision.  We use outside counsel to assist us in
various  matters  including  regulations,   acquisitions,   trademark,   patent,
personnel and other  matters.  We rely on the  professional  judgment of outside counsel  as well as our own  assessment  in  determining  whether  contingencies should be recorded.

STOCK-BASED COMPENSATION

      We  account  for   stock-based   compensation   for  employees  under  the
recognition  and  measurement  provisions  of the  Accounting  Principles  Board
("APB")  Opinion No. 25,  ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES,  and related interpretations and have elected the disclosure-only  alternative under SFAS No.
123, ACCOUNTING FOR STOCK-BASED  COMPENSATION.  No stock-based compensation cost was  included in our  operating  results for the years ended  December 31, 2003,
2002 and 2001 for our stock option plans,  as all options  granted  during these years had an exercise  price equal to the market  value of our stock on the date of  grant.  In  accordance  with  SFAS  No.  148,  ACCOUNTING  FOR  STOCK  BASED
COMPENSATION-TRANSITION  AND  DISCLOSURE,  we  will  continue  to  disclose  the required  pro  forma  information  in the  notes to the  consolidated  financial statements.

                                   NYFIX, INC.

OVERVIEW OF FINANCIAL RESULTS

      The tables  provided  below  present  additional  views of our revenue and gross profit.  The following table presents our revenue,  gross profit and gross profit  as a  percentage  of  revenue,  by  reportable  segment  for  the  years indicated:

                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  2003            2002            2001
                                              ------------    ------------    ------------
                                                            ($ in thousands)
Revenue:
Technology Services                           $     54,156    $     48,365    $     41,397
  Transaction Services                              14,343           7,597              --
  Eliminations                                      (2,590)           (150)             --
                                              ------------    ------------    ------------
    Total revenue                             $     65,909    $     55,812    $     41,397
                                              ============    ============    ============

Revenue, as a percentage of total revenue:
Technology Services                                     82%            87%           100%
  Transaction Services                                  22%            13%            --
  Eliminations                                          (4)%            (0)%            --
                                              ------------    ------------    ------------
    Total                                              100%           100%           100%
                                              ============    ============    ============

Gross profit:
  Technology Services                         $     26,779    $     27,220    $     27,237
  Transaction Services                               4,529             286              --
                                              ------------    ------------    ------------
    Total gross profit                        $     31,308    $     27,506    $     27,237
                                              ============    ============    ============

Gross profit, as a percentage of revenue:
  Technology Services                                   49%            56%            66%
  Transaction Services                                  32%             4%            --
    Total                                               48%            49%            66%

      The following table shows our revenue,  cost of revenue,  gross profit and operating expense expressed as percentages of revenue for the years indicated:

                                   NYFIX, INC.

                                                       Year Ended December 31,
                                                    ----------------------------
                                                    2003        2002        2001
                                                    ----        ----        ----

REVENUE:
  Subscription                                       53%         57%         70%
  Capital sale                                       14%         15%         20%
  Service contract                                   14%         15%         10%
  Transaction                                        19%         13%          0%
                                                   ----        ----        ----
    Total revenue                                   100%        100%        100%
                                                   ----        ----        ----

COST OF REVENUE:
  Subscription                                       59%         51%         42%
  Capital sale                                       34%         35%         11%
  Service contract                                   31%         27%         29%
  Transaction                                        65%         98%          0%
                                                   ----        ----        ----
    Total cost of revenue                            52%         51%         34%
                                                   ----        ----        ----

GROSS PROFIT:
  Subscription                                       41%         49%         58%
  Capital sale                                       66%         65%         89%
  Service contract                                   69%         73%         71%
  Transaction                                        35%          2%         --
                                                   ----        ----        ----
    Total gross profit                               48%         49%         66%
                                                   ----        ----        ----

OPERATING EXPENSE:
  Selling, general and administrative                54%         54%         30%
  Research and development                            2%          2%          1%
  Equity in loss of NYFIX Millennium                  0%          2%         28%
  Depreciation and amortization                       4%          6%          3%
                                                   ----        ----        ----
    Total operating expense                          60%         64%         62%
                                                   ----        ----        ----

      Our revenue is described in REVENUE RECOGNITION in the preceding section.

      Cost of revenue  principally  consists of costs  associated  with our data
centers  where  we  maintain   equipment  and   infrastructure  to  support  our
operations,  amortization of capitalized product enhancement costs, depreciation of subscription  equipment and other direct costs,  including  customer-specific telecommunication costs, execution, clearing fees and market data feeds. Certain data center costs, such as labor,  equipment  maintenance,  software support and depreciation and amortization,  are allocated across our lines of business based on usage estimates.

      Operating  expense is  comprised  of selling,  general and  administrative
("SG&A"),  research  and  development  ("R&D"),  equity in loss of NYFIX
Millennium and  depreciation  and  amortization.  SG&A  expense  consists of salaries and  benefits,  office rent and other  office  expense,  provision  for
doubtful  accounts,  and  marketing  expense.   Corporate  SG&A  expense  is
allocated  to our  segments  based on usage  estimates.  Equity in loss of NYFIX
Millennium consists of 100% of NYFIX Millennium's  operating losses prior to our exercising  the  Option  on  February  1,  2002,  which is when we  acquired  an additional  30%  ownership  interest in NYFIX  Millennium,  resulting in our 80%
ownership  interest  in  NYFIX  Millennium,  regained  control  of its  Board of
Directors and consolidated its financial statements.  R&D expense relates to our cost of  developing  new products and  technologies  to meet the current and future needs of our customers, up to the point of technical feasibility at which point we capitalize such costs to bring our products to market.  R&D expense consists  primarily  of  salaries  and  related  costs  for  our  technical  and development  staff.  Depreciation  and  amortization  expense  consists  of such expense for our corporate  equipment and software and  amortization  of acquired intangible assets.

                                   NYFIX, INC.

      Certain  reclassifications have been made in the prior years' consolidated
financial  statements  to  conform  to  the  current  year's  presentation.   In
connection   therewith,   amortization   expense  for   intangible   assets  was
reclassified to cost of revenue of $1.6 million for 2002.

      MD&A  related to segment  revenue,  cost of revenue  and gross  profit includes intercompany revenue and cost of revenue, which have been eliminated in consolidation.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE

      The following table presents an overview of our revenue:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                          2003                           2002
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Technology Services:
  Subscription                                 $ 35,831             66%       $ 31,377             65%
  Capital sale                                    8,955             17%          8,517             18%
  Service contract                                9,370             17%          8,471             17%
                                               --------                       --------
    Sub-total                                    54,156             82%         48,365             86%
                                               --------                       --------
Transaction Services:
  Subscription                                    1,611             11%            488              6%
  Transaction                                    12,732             89%          7,109             94%
                                               --------                       --------
    Sub-total                                    14,343             22%          7,597             14%
Eliminations:
  Subscription                                   (2,590)           n/a            (150)           n/a
                                               --------                       --------
    Sub-total                                    (2,590)           n/a            (150)           n/a
                                               --------                       --------
Total revenue
  Subscription                                   34,852             53%         31,715             57%
  Capital sale                                    8,955             14%          8,517             15%
  Service contract                                9,370             14%          8,471             15%
  Transaction                                    12,732             19%          7,109             13%
                                               --------                       --------
    Consolidated revenue                       $ 65,909            100%       $ 55,812            100%
                                               ========                       ========

Segment subtotals are presented as a percentage of consolidated revenue.

      Consolidated  revenue increased $10.1 million, or 18%, to $65.9 million in
2003 as compared to $55.8 million in 2002.

                                   NYFIX, INC.

      Our Technology Services segment revenue increased $5.8 million, or 12%, to
$54.2  million in 2003 as compared  to $48.4  million in 2002.  Our  traditional equity products  subscription and service  contract  revenue  increased to $36.2 million  in 2003 from $34.8  million in 2002.  This $1.4  million  increase  was primarily  attributable  to higher  average  revenue per  customer.  Our average annual  revenue per customer  was  $136,000 in 2003,  as compared to $125,000 in
2002. At December 31, 2003, we had 269 traditional equity customers, up from 262 at the beginning of the year.  While we added 57 new  customers  during 2003, we lost 50  customers,  equating to a 19% turnover  rate.  This turnover was mainly attributable  to our  customers  ceasing  operations  and/or  merging with other customers.  In August 2002,  we began an initiative to sell circuits to buy-side institutions  in order to  leverage  our NYFIX  Network in various  ways.  As of
December  31,  2003,  we had executed  agreements  with 80  customers  initially requesting basic broker connectivity valued at approximately $6 million if fully implemented. In 2003, we recognized $1.3 million of revenue attributed to the 60 buy-side  circuits  installed by the end of the year. In 2004, we expect revenue related  to our  buy-side  initiatives  to  increase  throughout  the  year.  In addition,  in 2003, revenues attributable to our Javelin products increased $1.9 million,  to $9.7 million in 2003 from $7.8 million in 2002, as we had full year
Javelin  revenues  as  compared  to  nine  months  in 2002  as a  result  of our acquisition  of Javelin at the end of the first quarter in 2002.  While we had a nominal amount of revenue in 2003 from our Renaissance products, we believe that with our acquisition of Renaissance, we will be able to more effectively compete for customers who are  consolidating  their Nasdaq and listed  trading desks and desire to migrate to one  platform.  In  addition,  we  believe we  continue  to realize the synergies as expected with our Javelin and Renaissance  acquisitions and will  effectively  compete  for  customers  in 2004.  This  increase in 2003 revenue for our Technology Services segment includes an increase of $2.4 million for  intercompany  revenues on  subscription  products  provided to  Transaction
Services  segment  customers,  which  are  eliminated  in  consolidation.  As  a percentage of total revenue, our Technology Services segment decreased to 82% in
2003 from 86% in 2002.

      Our Transaction  Services segment revenue increased $6.7 million,  or 88%, to $14.3 million in 2003 as compared to $7.6 million in 2002. Our  broker-dealer subsidiaries,  NYFIX Transaction  Services and NYFIX Millennium operated for the entire year in 2003. NYFIX Transaction Services did not begin generating revenue until July 1, 2002 and we consolidated  NYFIX  Millennium upon acquisition of an
80% ownership  interest in February 2002;  thus our  broker-dealer  subsidiaries generated  revenue  for six and  eleven  months,  respectively  in  2002.  NYFIX
Clearing  began  clearing  trades in November  2003,  and had only  intercompany revenue,  which had been eliminated in consolidation.  Our Transaction  Services customer  base  doubled  during  2003  from 50 at  December  31,  2002 to 100 at
December 2003,  averaging 77 for the year,  with average revenue per customer of
$186,000 in 2003. This average  annualized  revenue per customer  decreased from
$270,000  per  customer  in the first  quarter of 2003 to $150,000 in the fourth quarter of 2003.  The decrease in average  revenue per customer  during 2003 was attributed  to a decrease in revenue from several large  customers  from whom we generate  revenue from DOT flow to the NYSE.  We compete with various  companies that  also  offer  certain  execution  services  that we  view as a  low-margin,
"loss-leader"  services  to our  customers.  The  revenue  attributed  to  these customers'  DOT flow was higher during the first half of 2003 than in the second half of the year as a result of lowering rates to competitively keep and protect the on-going business opportunity of any with such customers. In 2004, we expect to continue to add  customers  at a rate  similar to 2003 and expect our average revenue per customer to increase  from our fourth  quarter 2003 average due to a targeted  change in the customer  mix. As a  percentage  of total  revenue,  our
Transaction  Services  segment  increased  from 14% in 2002 to 22% in  2003.  We expect our Transaction Services segment revenue to be a larger percentage of our consolidated revenue in 2004 as compared to 2003.

                                   NYFIX, INC.

COST OF REVENUE

      The following table presents an overview of our cost of revenue:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                          2003                           2002
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Technology Services:
  Subscription                                 $ 20,334             77%       $ 15,889             75%
  Capital sale                                    3,066             12%          2,958             14%
    Service contract                              2,859             11%          2,298             11%
                                               --------                       --------
  Sub-total                                      26,259             48%         21,145             44%
                                               --------                       --------
Transaction Services:
  Subscription                                    1,541             14%            216              3%
  Transaction                                     9,391             86%          7,095             97%
                                               --------                       --------
    Sub-total                                    10,932             76%          7,311             96%
                                               --------                       --------
Corporate and Eliminations:
  Corporate:
    Data center and telecommunications           18,662                         16,138
    Fixed asset depreciation and amortization     5,413                          4,420
    Amortization of product enhancement costs     2,657                          2,352
  Allocated to:
    Technology Services                         (22,108)                       (18,644)
    Transaction Services                         (4,624)                        (4,266)
                                               --------                       --------
      Sub-total                                      --                             --
                                               --------                       --------
  Eliminations:
    Subscription                                 (1,472)            n/a             --            n/a
    Transaction                                  (1,118)            n/a           (150)           n/a
                                               --------                       --------
      Sub-total                                  (2,590)            n/a           (150)           n/a
                                               --------                       --------
Consolidated cost of revenue                   $ 34,601             52%       $ 28,306             51%
                                               ========                       ========

Segment subtotals are presented as a percentage of segment revenue.

      Consolidated  cost of revenue  increased  $6.3  million,  or 22%, to $34.6 million in 2003 as compared to $28.3  million in 2002.  The primary  factors for the increase  were data center and  telecommunication  expense of $2.5  million, depreciation  expense of $1.0 million and product  enhancement cost amortization of $0.3 million,  which was primarily due to an increase in  infrastructure  and capacity  in our data  centers  and  product  enhancements  costs to support our
Technology Services segment, including our derivatives,  Renaissance and Javelin products as we integrated them with our traditional equity products and onto our
NYFIX Network. In addition, cost of revenue increased by $1.0 million, which was
attributable  to  execution,   clearing  and  specialist  fees  related  to  our
Transaction  Services revenue, and by $0.7 million for acquired intangible asset amortization  due to a full year's expense in 2003 for the NYFIX  Millennium and
Javelin  acquisitions  as compared to eleven  months and nine months  expense in
2002,  respectively,  and  six  months  expense  in  2003  for  the  Renaissance acquisition.  As a percentage of revenue,  cost of revenue increased slightly to
52% in 2003, from 51% in 2002, as the increase in the aforementioned  Technology
Services and  Transaction  Services costs offset the increase in our Transaction
Services revenue as mentioned below.

      Our Technology Services segment cost of revenue increased $5.1 million, or
24%, to $26.3 million in 2003 as compared to $21.2 million in 2002. The increase was primarily attributed to the aforementioned  increases in allocated corporate expenses, such as data center and telecommunications expenses,  depreciation and amortization of fixed assets and amortization of product  enhancement  costs and amortization of acquired  intangible assets. In addition,  service contract cost of revenue  increased $0.6 million,  or 24%, to $2.9 million for 2003, from $2.3 million in 2002.  The increase  was  primarily  due to increased  labor costs to support our products.  As a percentage of revenue,  cost of revenue increased to
48% in 2003, from 44% in 2002, as the increase in the aforementioned  costs grew faster than revenue.  We expect to see a slight  decrease in our cost of revenue as a percentage  of revenue in 2004 as many of the  investments  in property and equipment  in our data center and network  infrastructure  made in 2002 and 2003 should yield lower costs as a percentage of revenue.

                                   NYFIX, INC.

      Our Transaction  Services segment cost of revenue  increased $3.6 million, or 50%,  to $10.9  million  in 2003 as  compared  to $7.3  million  in 2002.  In addition to the aforementioned increase in transaction related expenses, cost of revenue  increased  related to  intercompany  charges  related to the Technology
Services  revenue  passed  through to Transaction  Services  customers,  of $2.4 million,  which  was  eliminated  in our  consolidated  cost  of  revenue.  As a percentage  of revenue,  cost of revenue  decreased to 76% in 2003,  from 96% in
2002, as the increased  segment  revenue  absorbed  relatively  fixed costs.  We expect our cost of revenue to continue to decline as a percentage of Transaction
Services segment revenue in 2004. This is attributable to the expected increases in revenue and the change in  customer  mix as  described  above,  which  should enable us to spread our fixed  costs over a greater  revenue  base,  and reduced clearing  expenses  as a  result  of  self-clearing  our  trades  through  NYFIX
Clearing.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

      The  following  table  presents an overview of our gross  profit and gross profit margin:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                          2003                           2002
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Technology Services:
  Subscription                                 $ 15,497             43%       $ 15,488             49%
  Capital sale                                    5,889             66%          5,559             65%
  Service contract                                6,511             69%          6,173             73%
                                               --------                       --------
    Sub-total                                    27,897             52%         27,220             56%
                                               --------                       --------
Transaction Services:
  Subscription                                       70              4%            272             56%
  Transaction                                     3,341             26%             14              0%
                                               --------                       --------
    Sub-total                                     3,411             24%            286              4%
                                               --------                       --------
Eliminations:
  Subscription                                   (1,118)           n/a            (150)           n/a
  Transaction                                     1,118            n/a             150            n/a
                                               --------                       --------
    Sub-total                                        --            n/a              --            n/a
                                               --------                       --------
Total gross profit:
  Subscription                                   14,449             41%         15,610             49%
  Capital sale                                    5,889             66%          5,559             65%
  Service contract                                6,511             69%          6,173             73%
  Transaction                                     4,459             35%            164              2%
                                               --------                       --------
    Consolidated gross profit                  $ 31,308             48%       $ 27,506             49%
                                               ========                       ========

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

                                   NYFIX, INC.

      Consolidated  gross profit increased $3.8 million to $31.3 million in 2003 from $27.5 million in 2002. The aforementioned  increases in Technology Services and  Transaction  Services  cost of revenue  offset the  increases in Technology
Services and Transaction Services revenue.  Accordingly, our gross profit margin decreased to 48% for 2003, as compared to 49% for 2002.

      Our  Technology  Services  segment gross profit  increased $0.7 million to
$27.9  million in 2003 from $27.2  million in 2002.  As a percentage  of segment revenue,  gross profit  margin  decreased  to 52% in 2003 from 56% in 2002.  The decrease  in  gross  profit  is  primarily  attributable  to the  aforementioned increases  in our costs,  which grew  faster than  revenue as we were  generally unable to pass  increased  costs to our  customers  due to  competitive  pricing pressures.  We expect to see slight  improvements  in our gross profit margin in
2004, as many of the improvements to our data center and network  infrastructure made in 2002 and 2003 should yield lower costs as a percentage of revenue.

      Our Transaction  Services  segment gross profit  increased $3.1 million to
$3.4  million in 2003 from $0.3  million  in 2002.  Transaction  Services  gross profit  margin  increased  to 24% for 2003,  as  compared  to 4% for  2002.  The increase  in gross  profit  was  attributable  to the  increase  in  transaction revenue, which grew at a higher rate than costs. As mentioned previously,  NYFIX
Transaction  Services incurred costs for the entire year 2002, but did not start generating revenue until July 1, 2002. We expect our gross margin to continue to improve as a percentage of Transaction Services segment revenue in 2004. This is attributable  to the  expected  increases  revenue and change in customer mix as described above, which should enable us to spread our fixed costs over a greater revenue base, and reduced  clearing  expenses as a result of  self-clearing  our trades through NYFIX Clearing.

SG&A

      The following table presents an overview of our SG&A expense:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                          2003                           2002
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Salaries and benefits                          $ 20,116             56%       $ 18,422             62%
Provision for doubtful accounts                   2,831              8%          1,146              4%
Occupancy and related                             2,753              8%          2,606              9%
Marketing, travel and entertainment               2,573              7%          2,837              9%
Professional fees                                 2,550              7%          2,032              7%
General and other                                 4,940             14%          2,841              9%
                                               --------                       --------
  Total SG&A                               $ 35,763             54%       $ 29,884             54%
                                               ========                       ========

The total SG&A is presented as a percentage of consolidated revenue.

      SG&A  expense  increased  $5.9  million,  or 20%, to $35.8 million for
2003,  as  compared  to $29.9  million  for 2002.  The  increase  was  primarily attributable to an increased  provision for doubtful accounts of $1.7 million as a result of our  recording of a provision of $2.2 million in the fourth  quarter of 2003 due  principally  to our  aforementioned  cash  collection  program.  In addition,  our salaries and benefits  increased  $1.7 million,  primarily due to increased  staffing to support our  operations,  annual merit  increases for our staff and continuing increases to health care costs. We expect similar trends in
2004. Our professional  fees increased $0.5 million in 2003 as compared to 2002, due primarily to non-audit  services in  connection  with the  requirements  set forth in the  Sarbanes-Oxley  Act of  2002,  in  addition  to  other  legal  and professional  services.  We expect  these costs to remain at a similar  level in
2004.  Occupancy and related expenses  increased $0.1 million,  primarily due to the Renaissance  acquisition.  General and other expense increased $2.1 million, which included increased general insurance expense of $0.4 million and a variety of other items aggregating $1.7 million,  net. As a percentage of total revenue,
SG&A expense remained  constant at 54% in 2003 and 2002, as SG&A expense increased at the same rate as revenue.

                                   NYFIX, INC.

      Subsequent  to December  31,  2003,  we entered into an agreement to lease additional  space  at our 100  Wall  Street  office.  In  connection  with  this agreement,  we intend to cease use,  in the third  quarter  2004,  of one of our other offices on Wall Street and  consolidate its operations into the new space.
At that time, in accordance  with SFAS No. 146,  ACCOUNTING FOR EXIT OR DISPOSAL
ACTIVITIES,  we expect to record a charge  to  operating  expense  of up to $3.0 million,  subject to a lesser  amount to the extent we are able to sublease  the space or negotiate an exit settlement  with the owner.  This charge includes the
remaining  rent  payments,   net  of  estimated   sub-lease  income,  and  other
write-offs, including unamortized leasehold improvements.

R&D

      R&D expense remained  constant at $1.4 million for 2003 and 2002. As a percentage of total revenue,  research and development  expense  decreased to 2%
for 2003 from 3% for the  2002,  due to the  increase  in  revenue.  We expect a similar amount of R&D expense in 2004.

EQUITY IN LOSS OF NYFIX MILLENNIUM

      Effective  February  1, 2002,  we  exercised  the Option to  increase  our ownership  interest  in  NYFIX  Millennium,  from  50% to 80% and at  that  date consolidated NYFIX Millennium's financial statements.  NYFIX Millennium incurred operating  losses  of $1.3  million  for the  month of  January  2002,  which we recognized under the equity method.

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  expense decreased $0.6 million,  or 19%, to
$2.7  million for 2003,  from $3.3  million for 2002,  due  primarily to reduced depreciation expense due to reduced levels of leased equipment.  As a percentage of total revenue, depreciation and amortization expense decreased to 4% for 2003 from 6% for 2002. The decrease as a percentage of total revenue was attributable to a combination of reduced  depreciation and amortization expense and increased revenue.

LOSS FROM OPERATIONS

      Loss from  operations  increased $0.1 million,  or 1%, to $8.5 million for
2003, from $8.4 million for 2002. The increased loss was primarily due to higher cost of revenue  and  operating  expense  offset by the  increase  in revenue as described above. In addition,  our 2002 results were unfavorably impacted by the equity in loss of NYFIX  Millennium  of $1.3  million.  As a percentage of total revenue, loss from operations was a deficit of 13% in 2003 and 15% in 2002.

INVESTMENT INCOME, INTEREST EXPENSE AND OTHER EXPENSE, NET

      Investment  income  remained  constant at $0.6  million for 2003 and 2002.
This  was  principally  due  to  lower  interest  income  due to  lower  average investment  balances and lower yields,  which was offset by additional  gains on sales of short-term  investments.  We expect similar trends in investment income in 2004.  Interest expense  decreased $0.1 million,  or 52%, to $0.1 million for
2003, from $0.2 million for 2002, principally due to reduced interest on capital

                                   NYFIX, INC.

lease  obligations as the principal  balances on such leases  declined.  We also incurred a nominal  amount of interest for notes issued in  connection  with our
Renaissance  acquisition,  which we expect will be the largest component of this category in 2004.  Other  expense,  net,  which  primarily  included  our equity interest in our  previously  unconsolidated  affiliates,  Renaissance  (which we acquired in July 2003) and EuroLink,  increased $0.2 million to $0.8 million for
2003,  from $0.6  million for 2002,  due  primarily  to our equity in the losses incurred by these  entities.  We recognized our equity in the losses of EuroLink of $0.4  million  in 2003,  compared  to  losses  of $0.5  million  in 2002.  We recognized our equity in the losses of Renaissance through June 30, 2003 of $0.4 million.  We made our initial investment in Renaissance in the fourth quarter of
2002, and recognized our equity in its losses of $0.1 million in that period. We accounted for Renaissance by the equity method through June 30, 2003.  Effective
July  1,  2003,  we  acquired  the  remaining  82% of the  membership  units  in
Renaissance  that we did not already own, and  accordingly,  we consolidated the results of operations of  Renaissance  as of that date. We agreed to acquire the remaining  60% of  EuroLink  on March  29,  2004,  and we will be  consolidating
Eurolink's  operating results effective as of that date. We expect that EuroLink will  improve its  operating  results in 2004,  thereby  reducing  the amount of losses included in our consolidated financial statements.

INCOME TAX BENEFIT

      We recorded an income tax benefit of $4.4 million for 2003, compared to an income tax benefit of $3.6 million for 2002.  The income tax benefit in 2003 was attributable  to a tax  benefit  on our  pre-tax  loss of $8.7  million  and tax benefits  relating to certain Federal and state R&D tax credits  aggregating
$0.6 million. Our effective tax benefit rate of 50% in 2003 exceeded the Federal statutory  rate  primarily  due to the  effect of the  aforementioned  state and
Federal tax benefits and research and  development  tax credits.  The income tax benefit  in 2002 was  attributable  to a tax  benefit  on our  pre-tax  loss and recognition of certain  Federal R&D tax credits,  aggregating  $0.9 million, from prior  years.  We will receive no income tax benefit for the equity in loss of NYFIX  Millennium of $1.3 million in 2002 as the operating  loss is allocated to the Initial Partners and New Partners for income tax purposes.  Our effective tax benefit rate of 41% for 2002 exceeded the Federal  statutory  rate primarily due to the  impact of the  aforementioned  R&D  tax  credits of 9% and state income  taxes of 5%. This benefit was offset by the impact of the equity in loss of NYFIX  Millennium  of 8%. We expect  to return to  profitability  in 2004 and expect our  effective  tax rate to be slightly  below 40%,  which  includes  the statutory Federal and state rates and is offset by certain R&D tax credits.

                                   NYFIX, INC.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUE

      The following table presents an overview of our revenue:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                          2002                           2001
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Technology Services:
  Subscription                                 $ 31,377             65%       $ 28,955             70%
  Capital sale                                    8,517             18%          8,123             20%
  Service contract                                8,471             17%          4,319             10%
                                               --------                       --------
    Sub-total                                    48,365             86%         41,397            100%
                                               --------                       --------
Transaction Services:
  Subscription                                      488              6%             --            n/a
  Transaction                                     7,109             94%             --            n/a
                                               --------                       --------
    Sub-total                                     7,597             14%             --            n/a
                                               --------                       --------
Eliminations:
  Subscription                                     (150)           n/a              --            n/a
                                               --------                       --------
    Sub-total                                      (150)           n/a              --            n/a
                                               --------                       --------
Total revenue
  Subscription                                   31,715             57%         28,955             70%
  Capital sale                                    8,517             15%          8,123             20%
  Service contract                                8,471             15%          4,319             10%
  Transaction                                     7,109             13%             --            n/a
                                               --------                       --------
    Consolidated revenue                       $ 55,812            100%       $ 41,397            100%
                                               ========                       ========

Segment subtotals are presented as a percentage of consolidated revenue.

      Consolidated revenue increased $14.4 million, or 35%, to $55.8 million for
2002, from $41.4 million for 2001,  primarily due to revenue attributable to our
Javelin  business,   transaction  revenue   attributable  to  our  broker-dealer
subsidiaries,  and  increased  subscription  and service  contract  revenue from increased demand from our existing  customers and the addition of new customers.
These amounts were  slightly  offset by lower  revenue  attributable  to capital sales of software and hardware.

      Our Technology Services segment revenue increased $7.0 million, or 17%, to
$48.4  million in 2002 as compared  to $41.4  million in 2001.  Our  traditional equity products subscription and service contract revenue increased $1.5 million to $34.8  million in 2002 from $33.3  million in 2001.  Subscription  revenue in this segment  increased  $2.4 million,  or 8%, to $31.4  million for 2002,  from
$29.0 million for 2001,  primarily due to subscription  revenue  attributable to our  Javelin  businesses  of $1.4  million,  and the  increased  demand from our existing  customers and the net addition of new customers of $1.0 million.  As a percentage of consolidated  revenue,  subscription  revenue  decreased to 57% in
2002 from 70% in 2001,  primarily due to the addition of transaction  revenue in
2002 and the  increase  of  service  contract  revenue of $3.6  million  for our
Javelin products.  Without transaction revenue,  subscription revenue would have been 65% of consolidated  revenue.  Capital sale revenue increased $0.4 million, or 5%, to $8.5  million  for 2002,  from $8.1  million  for 2001.  Capital  sale revenue  increased  $2.8  million due to our Javelin  business.  This amount was significantly offset by lower capital sale revenue for our core products of $2.4 million,  principally  due to our continued  effort to convert  customers to our subscription-based model. As a percentage of consolidated revenue, sales revenue decreased to 15% in 2002,  from 20% in 2001,  partially due to the effect of the addition of  transaction  revenue and the general  slower growth of capital sale revenue compared with our other revenue components during 2002. Service contract revenue  increased  $4.2  million,  or 98%, to $8.5 million for 2002,  from $4.3 million in 2001. The increase was primarily due to service  contract  revenue of our Javelin business of $3.6 million,  and an increase in subscription  contract revenue for our core products of $0.6 million.  As a percentage of  consolidated revenue,  service  contract revenue was 15% in 2002, as compared to 10% in 2001, primarily due to the  aforementioned  service  contract  revenue for our Javelin business,  offset in part by the effect of the addition of  transaction  revenue during 2002.

                                   NYFIX, INC.

      Our  Transaction  Service  segment  revenue  was  $7.6  million  in  2002.
Transaction  revenue was  attributable to our  broker-dealer  operations,  NYFIX
Transaction  Services,  which started  generating  revenue on July 1, 2002,  and
NYFIX Millennium, whose results have been included in our consolidated financial statements  since our  acquisition  of an 80% ownership  interest on February 1,
2002.  At  December  31,  2002,  Transaction  Services  had 50  customers.  As a percentage of total revenue, our Transaction Services segment was 14% in 2002.

COST OF REVENUE

      The following table presents an overview of our cost of revenue:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                          2002                            2001
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Technology Services:
  Subscription                                 $ 15,889             75%       $ 12,027             85%
  Capital sale                                    2,958             14%            894              6%
  Service contract                                2,298             11%          1,239              9%
                                               --------                       --------
    Sub-total                                    21,145             44%         14,160             34%
                                               --------                       --------
Transaction Services:
  Subscription                                      216              3%             --            n/a
  Transaction                                     7,095             97%             --            n/a
                                               --------                       --------
    Sub-total                                     7,311             96%             --            n/a
                                               --------                       --------
Corporate and Eliminations:
Corporate:
  Data center and telecommunications             16,138                          8,059
  Fixed asset depreciation and amortization       4,420                          3,286
  Amortization of product enhancement costs       2,352                          1,773
Allocated to:
  Technology Services                           (18,644)                       (13,118)
  Transaction Services                           (4,266)                            --
                                               --------                       --------
    Sub-total                                        --                             --
                                               --------                       --------
Eliminations:
  Transaction                                      (150)           n/a              --            n/a
                                               --------                       --------
    Sub-total                                      (150)           n/a              --            n/a
                                               --------                       --------
    Consolidated cost of revenue               $ 28,306             51%       $ 14,160             34%
                                               ========                       ========

Segment subtotals are presented as a percentage of consolidated revenue.

      Consolidated  cost of revenue  increased $14.1 million,  or 100%, to $28.3 million for 2002,  from $14.2 million in 2001,  due primarily to increased  data center costs of $3.8 million, clearing, execution and other costs related to our
NYFIX  Millennium  and NYFIX  Transaction  Services  businesses of $2.5 million, increased costs attributable to supporting our Javelin business of $2.5 million, increased  telecommunication  charges,  due  to  more  desktop  connections  and increased  capacity in our data  centers to support our core  business,  of $1.7 million,  amortization  expense for acquired  intangible  assets relating to our
NYFIX  Millennium and Javelin  acquisitions  in 2002 of $1.6 million,  increased depreciation  expense  attributable  to investment  in data center  equipment to support our  subscription  revenue  components  of $1.3  million,  and increased amortization  expense of product  enhancement  costs due to continued efforts to maintain competitive products of $0.6 million. As a percentage of revenue,  cost of revenue  increased to 51% in 2002,  from 34% in 2001,  as the increase in the aforementioned Technology Services and Transaction Services costs increased more than the increases in our Technology  Services and Transaction  Services revenue as mentioned below.

                                   NYFIX, INC.

      The increase in our  Technology  Service  segment cost of revenue was $7.0 million.  Subscription cost of revenue increased $3.9 million,  or 33%, to $15.9 million for 2002,  from $12.0 million for 2001,  primarily due to increased data
center  costs,   including   telecommunication   charges  due  to  more  desktop
connections  and  increased  capacity  in our  data  centers,  of $2.5  million, increased costs attributable to our Javelin business of $0.7 million,  increased depreciation and amortization expense of $0.7 million, attributable to increased subscription equipment at our customers' locations,  increased investment in our
data  center  equipment  to  support  our  subscription   revenue,  and  product
enhancement  costs due to continued  efforts to maintain  competitive  products.
Capital sale cost of revenue increased $2.1 million, or 231% to $3.0 million for
2002,  from $0.9 million for 2001.  The increase in capital sale cost of revenue is primarily  due to  increased  labor costs to deliver and install our hardware and software of $0.9 million, attributable to our Javelin business, amortization expense for acquired  intangible  assets relating to our Javelin  acquisition in
2002 of  $0.9  million  and  increased  amortization  expense  of $0.3  million, attributable to capitalized software included in our products.  Service contract cost of revenue  increased $1.1 million,  or 85% to $2.3 million for 2002,  from
$1.2 million in 2001. The increase is principally due to service  contract labor costs of our Javelin  business  of $0.7  million  and  amortization  expense for acquired  intangible assets relating to our Javelin  acquisition in 2002 of $0.4 million.  As a percentage of revenue,  cost of revenue increased to 44% in 2002, as compared to 34% in 2001,  as the  increase in the  aforementioned  costs grew faster than revenue.

      Transaction  Services  segment  cost of revenue was $7.3 million for 2002, and represented 96% of Transaction Services segment revenue. Transaction cost of revenue  was $7.1  million  for 2002,  and was  attributable  to our  previously mentioned broker-dealer businesses,  including NYFIX Transaction Services, which started generating revenue on July 1, 2002, and NYFIX Millennium,  which results
have  been  included  in  our  consolidated   financial   statements  since  our
acquisition  of an  additional  30%  ownership  interest in NYFIX  Millennium on
February 1, 2002.  Transaction  cost of revenue  primarily  included data center cost, including labor, maintenance, lease, communication and data feed expenses, of $3.2  million,  clearing,  specialist  and  execution  fees of $1.9  million, depreciation and amortization  expense of $0.9 million and amortization  expense for acquired  intangible  assets relating to our acquisition of an 80% ownership interest in NYFIX Millennium in 2002 of $0.3 million.

                                   NYFIX, INC.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

      The  following  table  presents an overview of our gross  profit and gross profit margin:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                           2002                           2001
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Technology Services:
  Subscription                                 $ 15,488             49%       $ 16,928             58%
  Capital sale                                    5,559             65%          7,229             89%
  Service contract                                6,173             73%          3,080             71%
                                               --------                       --------
    Sub-total                                    27,220             56%         27,237             66%
                                               --------                       --------
Transaction Services:
  Subscription                                      272             56%             --            n/a
  Transaction                                        14              0%             --            n/a
                                               --------                       --------
    Sub-total                                       286              4%             --            n/a
                                               --------                       --------
Eliminations:
  Subscription                                     (150)           n/a              --            n/a
  Transaction                                       150            n/a              --            n/a
                                               --------                       --------
    Sub-total                                        --            n/a              --            n/a
                                               --------                       --------
Total gross profit:
  Subscription                                   15,610             49%         16,928             58%
  Capital sale                                    5,559             65%          7,229             89%
  Service contract                                6,173             73%          3,080             71%
  Transaction                                       164              2%             --            n/a
                                               --------                       --------
    Consolidated gross profit                  $ 27,506             49%       $ 27,237             66%
                                               ========                       ========

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

      Gross profit increased $0.3 million,  to $27.5 million in 2002, from $27.2 million in 2001.  Gross  profit  margin  decreased  to 49% for 2002 from 66% for
2001. The decrease in gross profit was primarily  attributable  to the impact of lower gross profit for our Javelin business, the impact of increased labor costs to deliver and install  our  hardware  and  software,  amortization  expense for acquired  intangible  assets  relating  to  our  NYFIX  Millennium  and  Javelin acquisitions in 2002,  increased  depreciation and  amortization  expense of our product enhancement costs and data center infrastructure  investments to support our subscription and transaction revenue components.

      Our Technology  Services  segment gross profit remained  constant at $27.2 million  for both  years.  As a  percentage  of  revenue,  gross  profit  margin decreased  to 56% in 2002 from 66% in 2001.  The  increase  in service  contract gross profit was primarily attributable to the impact of higher gross profit for our Javelin  business.  The decrease in  subscription  gross profit is primarily attributable  to the impact of lower gross  profit for our Javelin  business and depreciation and amortization  expense related to our product  enhancement costs and capital and  telecommunication  infrastructure  investments made in our data centers. The decrease in capital sale gross profit is primarily  attributable to the impact of lower gross profit for our Javelin business,  amortization expense for acquired  intangible assets relating to our Javelin  acquisition in 2002 and increased  depreciation  expense  attributable to software  capitalized which is included in our products delivered to our customers.

      Our Transaction  Services  segment gross profit was $0.3 million for 2002.
As a percentage  of revenue,  gross profit  margin was 4% for 2002.  Transaction gross  profit was  negatively  affected  by the impact of  certain  fixed  costs incurred prior to the start of our NYFIX Transaction  Services  business,  which started generating revenue on July 1, 2002, and NYFIX Millennium, which results

                                   NYFIX, INC.

have  been  included  in  our  consolidated   financial   statements  since  our
acquisition  of an  additional  30%  ownership  interest in NYFIX  Millennium on
February 1, 2002. Gross profit was also adversely affected by higher data center costs to handle increased  system demands and amortization  expense for acquired intangible  assets relating to our  acquisition of an 80% ownership  interest in
NYFIX Millennium in 2002.

SG&A

      The following table presents an overview of our SG&A expense:

                                                                Year Ended December 31,
                                               -------------------------------------------------------
                                                           2002                           2001
                                                   $                 %            $                 %
                                               ------------------------       ------------------------
                                                                   ($ in thousands)
Salaries and benefits                          $ 18,422             62%       $  6,945             57%
Marketing, travel and entertainment               2,837              9%          1,395             11%
Occupancy and related                             2,606              9%          1,132              9%
Professional fees                                 2,032              7%            587              5%
Provision for doubtful accounts                   1,146              4%            233              2%
General and other                                 2,841              9%          1,947             16%
                                               --------                       --------
  Total SG&A                               $ 29,884             54%       $ 12,239             30%
                                               ========                       ========

Total SG&A is presented as a percentage of consolidated revenue.

      SG&A  expense  increased $17.7 million,  or 145%, to $29.9 million for
2002,  from $12.2  million  for 2001.  The  increase  was  primarily  due to the
SG&A  expense for our NYFIX  Millennium and Javelin  businesses and start-up expenses related to NYFIX Transaction  Services of $13.2 million,  and increased costs of corporate departments to support a larger organization of $4.5 million, which reflects increased  salaries,  commissions and related benefit costs, rent expense,  and various office expenses due to an increase in personnel to support our growth and acquisitions.  As a percentage of total revenue, SG&A expense increased to 54% in 2002 from 30% in 2001. The increase as a percentage of total revenue  was  attributable  to  increased  expense  to  support  our  growth and acquisitions.

R&D

      R&D expense  increased to $1.4 million for 2002, from $0.5 million for
2001,  primarily as a result of our  continuing  efforts to develop new products and services. As a percentage of total revenue, research and development expense was 2% for 2002 as compared to 1% for 2001.

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

DEPRECIATION AND AMORTIZATION

      Depreciation and amortization  expense increased $1.9 million, or 133%, to
$3.3 million for 2002,  from $1.4 million for 2001.  This increase was primarily attributable to the continued investment in our infrastructure, and to

                                   NYFIX, INC.

administrative  support  equipment  and  leasehold  improvements  to support our growth, of $1.1 million, and depreciation and amortization expense for our NYFIX
Millennium  and Javelin  businesses  of $0.8  million.  As a percentage of total revenue, depreciation and amortization expense was 6% for 2002 as compared to 3%
for 2001.  The increase in percentage of revenue was primarily  attributable  to the impact of the aforementioned costs.

LOSS FROM OPERATIONS

      Loss from operations changed by $10.0 million,  or 625%, to a loss of $8.4 million for 2002,  as compared to income  from  operations  of $1.6  million for
2001.  The decline in  operating  results was  primarily  due to the increase in operating  expenses  due to the  acquisition  of Javelin and  start-up  expenses related  to  NYFIX  Transaction  Services,  and  increased  costs  of  corporate departments to support a larger organization.  As a percentage of total revenue, loss from  operations  was a deficit of 15% in 2002 as  compared  to income from operations  of 4% in 2001.  The  decline as a  percentage  of total  revenue was attributable  to a  higher  growth  in  costs of our  acquired  businesses  than revenue.

INVESTMENT INCOME, INTEREST EXPENSE AND OTHER EXPENSE, NET

      Investment  income decreased  slightly to $0.6 million for 2002, from $0.7 million for 2001, principally due to the combination of lower average investment
balances   coupled  with  lower  yields  on  cash   equivalents  and  short-term
investments in 2002 as compared to 2001.  Interest expense decreased $81,000, or
24% to $262,000 for 2002,  from  $343,000 for 2001,  principally  as a result of decreased  interest  expense  on loans  due to the  payoff of our line of credit during  July  2001  of  $118,000  and  lower  interest  paid  on  capital  lease obligations of $33,000.  Slightly offsetting these amounts was interest incurred in  connection  with late  payments of certain  obligations,  of $70,000.  Other expense  increased  $607,000  to  $621,000  for  2002,  from  $14,000  for 2001, principally as a result of losses  recognized  from our equity  ownership in our previously  unconsolidated  affiliates  of $474,000 for EuroLink and of $138,000 for Renaissance in 2002.

INCOME TAX (BENEFIT) PROVISION

      We recorded an income tax benefit of $3.6 million for 2002,  compared to a provision for income taxes of $5.4 million for 2001.  The income tax benefit was attributable  to our pre-tax loss in 2002 and certain Federal and state research and  development  tax  credits  of $0.9  million,  available  for  research  and development expenses incurred during 1999 to 2002. We will receive no income tax benefit for the equity in loss of NYFIX  Millennium  of $1.3 million in 2002 and
$11.6  million in 2001 as these  operating  losses are  allocated to the Initial
Partners and New Partners for income tax  purposes.  Our  effective  tax benefit rate of 41% in 2002 exceeds the Federal  statutory benefit rate primarily due to the impact of the aforementioned  research and development tax credits of 9% and state income taxes of 5%. This benefit was offset by the impact of the equity in loss of NYFIX Millennium of 8%. Our effective tax provision rate of 276% in 2001 was higher than the combined Federal  statutory income tax rate primarily due to impact of the equity in loss of NYFIX  Millennium of 206% and that impact on our state income taxes of 34%.

LIQUIDITY AND CAPITAL RESOURCES

      Historically,  a  significant  source of our  funding has been the sale of equity  securities.  Between  1997 and 1999 we raised a total of $9.5 million in net proceeds through several private  placements where we issued an aggregate of
3,431,000  shares of our common stock. In 2001, we raised $57.3 million,  net of expenses, from a follow-on public offering of three million shares of our common stock. We used a portion of the net proceeds from the follow-on  public offering to  repurchase  1.3 million  shares of our common stock at an aggregate  cost of
$19.1 million.  We also have historically  received funding from the exercise of stock  options by  employees,  which  aggregated  $3.6 million from 2001 through
2003.  NYFIX Inc.  funded its  acquisitions  of Javelin,  NYFIX  Millennium  and
Renaissance  primarily through the issuance of NYFIX Inc. stock. Please see Item
1. Business - Acquisitions and Investments.

                                   NYFIX, INC.

      Another  significant  source  of  funding  for us is cash  generated  from operations,  which was $15.4  million,  $3.7 million and $10.6  million in 2003,
2002 and 2001, respectively,  aggregating to $29.7 million. Excluding changes in assets and liabilities,  net of business acquisitions,  which tend to be subject to  short-term  fluctuations,  the  comparable  amount  of cash  generated  from operations  was $8.5 million,  $7.4 million,  and $16.3  million,  respectively, aggregating  $32.2 million.  Our primary source of cash from  operations is from revenue  received from our  customers.  Our primary uses of cash for  operations include data center  expenses,  including its operations  and  telecommunication costs,  and operating  expenses,  including  salaries and  benefits,  marketing, travel and entertainment,  office rent and related occupancy,  and other general and administrative expenses.

      We have invested $5.3 million, $4.6 million and $7.1 million in 2003, 2002
and  2001,   respectively,   aggregating  $17.0  million,  in  our  data  center
infrastructure  and other property and equipment to keep current with technology trends. We expect to invest at a similar level in 2004 as compared to 2003.

      We have capitalized product enhancements of $5.3 million, $2.8 million and
$2.7  million,  in  2003,  2002 and  2001,  respectively,  to keep our  products competitive. The increase in capitalized product enhancement costs, in 2003, was primarily  attributable  to our Javelin and  Renaissance  product lines. We have many projects in development, as described in Item 1, which we expect to release into production  during 2004. We hope to capitalize a comparable  amount to 2003 for product enhancements in 2004.

      We have invested $2.5 million,  $12.1 million and $17.2 million of cash in
2003,  2002  and  2001,   respectively,   aggregating   $31.8  million  for  our
aforementioned acquisitions of Javelin, Renaissance,  NYFIX Millennium and NYFIX
Transaction  Services  and  our  investment  in  EuroLink.  In  regards  to  our
Renaissance acquisition,  we have issued outstanding notes payable over the next several years,  aggregating $3.0 million,  which are payable,  at our option, in cash or our common stock. In April 2004,  pursuant to notice from certain payees after  default on the notes,  we issued shares of our common stock in payment of
$2.0 million of such notes.  Certain contingent  liabilities remain with respect to such notes that could require cash payments up to $0.8 million.  We intend to pay the remaining debt with our common stock,  thus not requiring cash. On March
29,  2004,  we  executed a binding  agreement  to acquire the  remaining  60% of
EuroLink's common stock that we did not own. The transaction closed on April 28,
2004. We financed the transaction with $24,000 in cash and notes payable of $0.5 million.  We intend to  integrate  EuroLink  with NYFIX  International,  our new
London-based  subsidiary through which we plan to capture order flow to and from the United States and within Europe.  To date, we have allocated $0.9 million to this endeavor and do not expect to invest a significant additional amount within the next twelve months. We have no current plans for any other acquisitions.  We plan to focus on the synergies arising from our previous acquisitions.

      Our long-term capital needs depend on numerous factors, including the rate at which we obtain new  customers  and expand our staff and  infrastructure,  as needed, to accommodate such growth, and the rate at which we choose to invest in new technologies to modify our NYFIX Network and infrastructure. We have ongoing needs  for  capital,  including  working  capital  for  operations  and  capital expenditures to maintain and expand our operations.

      At December 31, 2003, our principal  sources of liquidity were cash,  cash equivalents  and  short-term  investments  in the aggregate of $24.4 million and accounts  receivable  of $10.4  million.  At December 31,  2003,  we had current accounts  payable and accrued  expenses  aggregating  $13.2  million.  We do not expect to make any significant  income tax payments in 2004 due to available net operating loss carryforwards and research and development tax credits.

                                   NYFIX, INC.

      NYFIX  Clearing,  NYFIX  Transaction  Services  and NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. These broker-dealers have consistently  operated in excess of these requirements.  At December 31, 2003, NYFIX Clearing,  NYFIX Transaction Services
and NYFIX  Millennium  net  capital  was $10.5  million,  $2.6  million and $1.2 million,  respectively,  exceeding the minimum  required by $10.3 million,  $2.5 million and $1.0 million, respectively.  During 2003, we funded $10.8 million to our  broker-dealer  subsidiary,  NYFIX  Clearing,  to enable it to maintain  its minimum  excess net capital  requirement  of $10.0 million as a condition of its approval by the DTCC. At December 31, 2003, we had an aggregate of $14.0 million of our consolidated cash,  cash-equivalents and short-term investments committed to maintain our three broker-dealer subsidiaries' minimum and minimum excess net capital requirements of $10.6 million.  Our broker-dealer  subsidiaries may need us to fund  or  commit  more  of our  consolidated  cash,  cash-equivalents  and short-term  investments in the future to maintain their  individual  minimum and minimum excess net capital  requirements.  If any or all of these  broker-dealer subsidiaries  were to fall below  their  minimum or minimum  excess net  capital requirements, their operations may be restricted by certain regulatory agencies.

      We believe that we achieve  greater  synergies by integrating  the product offerings  of Javelin  and  Renaissance  with our  existing  product  offerings.
Although  our  broker-dealer  businesses  have  incurred  losses  through  their development  and start-up  stages,  we believe  that  revenue  will  continue to increase as we gain greater  acceptance  of our product  offerings.  Although we provided  our  unconsolidated  affiliate,  EuroLink,  with only $0.6  million in cumulative  funding,  it may need  additional  working  capital funding until it generates positive cash flow, and is exploring sources of funding, including us.

      We believe that our cash and  short-term  investments  of $24.4 million at
December  31,  2003,  together  with  anticipated  cash  to  be  generated  from operations,  will be sufficient to support our capital and operating  needs, our net capital requirements of our broker-dealer operations and the operating needs of EuroLink for at least the next twelve months.  However,  we may obtain credit facilities to provide  incremental  availability  of working  capital to further support our operating and investment strategy.

      The following  summarizes  our material  commitments at December 31, 2003, and the effect such  obligations  are expected to have on our liquidity and cash flows in future periods:

                                                         Payments due by period
Contractual Obligations         Total      Less than 1 year     1-3 years        3-5 years     More than 5 years
                               -------     ----------------     ---------        ---------     -----------------
                                                              (in thousands)
Long-term debt                 $ 2,743          $ 1,684          $   706          $   353          $    --
Capital lease obligations          666              531              135               --               --
Operating leases                15,945            4,196            5,738            4,625            1,386
Purchase obligations             6,324            3,691            2,633               --               --
                               -------          -------          -------          -------          -------
  Total                        $25,678          $10,102          $ 9,212          $ 4,978          $ 1,386
                               =======          =======          =======          =======          =======

      Long-term  debt  consists  of  payments  on  promissory  notes  issued  in connection with the Renaissance  acquisition.  As described  earlier,  under the terms of the notes issued,  we may elect to make the note payments in our common stock instead of cash, which would reduce the amounts shown above and lessen the effect on liquidity and cash flows.  Operating leases assumptions do not include the impact of executing a lease to acquire additional office space at one of our
Wall Street offices.  As described in Item 2.  Properties,  we expect this lease will,  within the next year,  reduce our space by  consolidating  our offices on
Wall Street into one  building and vacating  our other  offices.  Regardless  of whether we are successful in sub-leasing our space,  the new lease will not have a significant  effect on our liquidity in the next twelve months.  Should we not be able to sub-lease our space, we plan to vacate, and the resulting  additional lease payments will have an impact on our working capital.  Purchase obligations include minimum purchase obligations to certain  telecommunication  providers in exchange for pricing discounts.

                                   NYFIX, INC.

WORKING CAPITAL

      At December 31, 2003, we had working  capital of $23.3 million as compared to $30.8  million at December  31,  2002.  The  decrease in working  capital was principally  due to the cash used to acquire  property  and  equipment,  enhance products, fund loans and advances to unconsolidated  affiliates and the addition of current liabilities in connection with our acquisition of Renaissance.  These amounts were partially offset by cash flows provided by operating activities.

CASH PROVIDED BY OPERATING ACTIVITIES

      Net cash provided by operating  activities in 2003 was $15.4  million,  as our net loss of $4.4 million, adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and equity in loss of unconsolidated  affiliates,  provided $9.6 million. Favorable working capital changes of $5.8  million  included a decrease  in  accounts  receivable  of $3.4 million  and an  increase in  accounts  payable  and other  liabilities  of $3.3 million and were partially offset by an increase in prepaid and other assets. In
2004,  we expect to  continue  to generate  positive  cash flows from  operating activities.

      Net cash provided by operating activities in 2002 was $3.7 million, as our net loss of $5.0 million,  adjusted for non-cash  items,  such as  depreciation, amortization, deferred taxes, provision for doubtful accounts, equity in loss of
unconsolidated   affiliates  and  minority   interest   provided  $7.2  million.
Unfavorable  working  capital  changes  offset by other  changes,  net of assets
acquired  and  liabilities   assumed  from  our  NYFIX  Millennium  and  Javelin
acquisitions, decreased cash by $3.5 million.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

      Net cash  used in  investing  activities  in 2003 was $5.8  million.  This
consisted  primarily  of  capital   expenditures  for  property  and  equipment,
principally  for data center  equipment and software,  of $5.3 million,  product enhancement  costs and other  assets of $5.3  million and loans and  advances to unconsolidated  affiliates of $2.4 million.  These amounts were partially offset by proceeds from the net sales of  short-term  investments  of $7.3 million.  In
2004, we expect to invest a similar amount of cash for capital  expenditures for property  and  equipment  as well as  product  enhancement  costs.  We expect to continue  to fund  EuroLink  for the  foreseeable  future,  but  expect the 2004 funding to be less than $1.0  million.  On March 15, 2004, a  representative  of former  shareholders  of Javelin  executed a settlement  agreement  with us that provided us with $1.3 million of cash primarily as a return of funds  previously held in escrow from our  acquisition of Javelin,  which we received by March 31,
2004.

      Net cash provided by investing  activities in 2002 was $3.2 million.  This consisted primarily of proceeds from the net sales of short-term  investments of
$22.4  million and proceeds  from  capital  sale of  equipment of $0.4  million, offset by payments for our NYFIX  Millennium  and Javelin  acquisitions,  net of
cash   acquired,   of  $6.8  million,   investments   in  and  net  advances  to
unconsolidated affiliates of $5.4 million, capital expenditures, mostly for data center equipment and software, of $4.6 million and product enhancement costs and other assets of $2.8 million.

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

      Net cash  provided  by  financing  activities  in 2003  was $0.2  million, consisting primarily of net proceeds from the issuance of common stock resulting

                                   NYFIX, INC.

from the exercise of stock  options by employees of $0.8 million and  repayments of notes receivable issued for common stock of $0.5 million, partially offset by payments  under  capital  lease  obligations  of $1.1  million.  We have nominal capital lease obligations remaining as of December 31, 2003.

      Net cash used in financing activities in 2002 was $0.7 million, consisting primarily of principal payments under capital lease obligations of $1.2 million, offset by net proceeds  from the exercise of stock  options by employees of $0.4 million  and  repayments  of notes  receivable  issued for common  stock of $0.1 million.

SEASONALITY AND INFLATION

      We believe that our  operations  have not been  significantly  affected by seasonality or inflation.

OFF-BALANCE SHEET ARRANGEMENTS

      We  have  no  material  off-balance  sheet  arrangements  other  than,  as described  above,  operating  leases that are  discussed  in Note 6 and purchase obligations  that  are  discussed  in  Note  7  to  the  Consolidated  Financial
Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In January 2003, the FASB issued Interpretation  ("FIN") 46, CONSOLIDATION
OF VARIABLE  INTEREST  ENTITIES,  which  requires the  consolidation  of certain entities  considered to be variable  interest  entities  ("VIEs").  An entity is
considered  to  be  a  VIE  when  it  has  equity   investors   which  lack  the
characteristics  of  a  controlling   financial  interest,  or  its  capital  is
insufficient  to  permit  it  to  finance  its  activities   without  additional
subordinated  financial  support.  Consolidation  of a  VIE  by an  investor  is required when it is  determined  that the investor will absorb a majority of the
VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the  requirements of SFAS No. 140,  ACCOUNTING FOR TRANSFERS AND SERVICING OF
FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.  VIEs created after January
31, 2003 must be consolidated  immediately.  In December,  2003, the FASB issued
FIN 46  (revised)  ("FIN  46R"),  CONSOLIDATION  OF VARIABLE  ENTITIES.  FIN 46R
clarified  some of the  provisions of FIN 46 and deferred the effective  date of implementation  for certain  entities.  Under the guidance of FIN 46R,  entities that do not have  interests  in  structures  that are  commonly  referred  to as special  purpose  entities  ("SPEs") are required to apply the provisions of FIN
46R in financial  statements  for periods  ending after March 15, 2004, for VIEs that  existed  prior to February 1, 2003.  We do not have  interests in SPEs and will  apply the  provisions  of FIN 46R with our first  quarter  2004  financial statements.  We do not expect the  adoption  of FIN 46R to have an effect on our consolidated financial statements.

      In May  2003,  the  FASB  issued  SFAS No.  150,  ACCOUNTING  FOR  CERTAIN
FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH LIABILITIES AND EQUITIES.
SFAS No. 150  establishes  standards for how an issuer  classifies  and measures certain  financial  instruments  with  characteristics  of both  liabilities and equities.  It requires that an issuer  classify a financial  instrument  that is within its scope as a  liability  (or an asset in some  circumstances).  Many of those  instruments  were  previously  classified  as  equity.  SFAS  No.  150 is effective for financial instruments entered into or modified after May 31, 2003.
The  adoption  of SFAS  No.  150 did not  have  an  effect  on our  consolidated financial statements.

                                   NYFIX, INC.

RISK FACTORS RELATING TO OUR BUSINESS

SOME OF OUR  SUBSIDIARIES  HAVE NOT BEEN  PROFITABLE AND THEREFORE WE MAY NOT BE
PROFITABLE IN THE FUTURE.

      In December  2001,  we acquired an inactive  broker-dealer  and renamed it
NYFIX  Transaction  Services,   Inc.  In  May  2002,  the  NASD  approved  NYFIX
Transaction  Services'  membership  application and it first started  generating revenues as of July 1, 2002.  Through its first two years of  operations,  NYFIX
Transaction  Services  incurred a net loss of $2.2 million and required  capital contributions of $5.1 million.  Although we expect NYFIX Transaction Services to start to generate  positive cash flows during 2004, we can provide no assurances that it will do so.  Accordingly,  NYFIX  Transaction  Services  may  need us to continue  to provide the  necessary  capital to  maintain  its  minimum  capital requirements, thus impacting our working capital.

      Effective as of February 1, 2002, we increased  our ownership  interest in
NYFIX  Millennium from 50% to 80%. NYFIX Millennium was formed in September 1999 and since that time has incurred aggregate net operating losses of $31.2 million through  December 31, 2003.  Although NYFIX Millennium  generated  positive cash flows during 2003, we can provide no assurances  that it will continue to do so.
Accordingly,  NYFIX  Millennium may need us to provide the necessary  capital to maintain its capital requirements, thus impacting our working capital.

      Effective as of March 31, 2002, we acquired Javelin.  Javelin incurred net losses of $1.8  million,  $6.7  million and $2.0  million for the years 2000 and
2001 and the three months ended March 31, 2002,  respectively.  Although Javelin results are not reported separately, Javelin continued to incur net losses until the fourth  quarter of 2002.  We believe  that our  synergies  with Javelin will enhance our overall operating results, but there is no assurance that it will do
so. Our strategy to apply our  subscription-based  model to Javelin's  products,
where  feasible,   may  not  be  successful.   Javelin's   business  is  heavily
concentrated   towards  capital  sales,   which  are  very   unpredictable   and
inconsistent.  Transitioning Javelin to more of a subscription-based model could have an adverse impact on our working capital.

      Effective as of July 1, 2003, we acquired the remaining 82% of Renaissance that  we did  not  previously  own.  Since  its  inception  in  September  2002,
Renaissance  incurred  net  losses of $1.6  million  for the four  months  ended
December  31,  2002 and $2.2  million  for the six months  ended June 30,  2003.
Although Renaissance results are not reported separately,  Renaissance continued
to incur  operating  losses  for the  remainder  of 2003.  We  believe  that our synergies  with  Renaissance  and the ability to sell our products  into the OTC market will  enhance our overall  operating  results,  but there is no assurance that it will do so.

      In 2003, we formed NYFIX Clearing,  which commenced operations in November
2003  following  approval  by the DTCC to operate as a  clearing  firm.  Through
December 2003,  NYFIX Clearing  incurred a net loss of $0.4 million and required capital  contributions  of $10.8  million.  Although we expect cost savings from using NYFIX Clearing to clear our transaction  business  trades,  NYFIX Clearing may need us to continue to provide the necessary capital to maintain its minimum capital requirements, thus impacting our working capital.

      If we are not  profitable in 2004 or beyond,  we may be required to record an impairment  charge relating to our goodwill or a valuation  allowance against our deferred  tax assets.  If the  impairment  charge and  valuation  allowance, either alone or together, are sufficiently large, the impact on our consolidated financial statements could be material.

A NUMBER OF OUR SUBSIDIARIES  HAVE A LIMITED OPERATING  HISTORY,  WHICH MAKES IT
DIFFICULT TO EVALUATE THEIR PROSPECTS.  THEIR FUTURE  FINANCIAL  PERFORMANCE MAY
DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK
PRICE.

      Renaissance was formed in September 2002. NYFIX Clearing, NYFIX Millennium and Javelin were formed in February  2003,  September  1999 and  November  1997,
respectively.  Also, we purchased NYFIX  Transaction  Services in December 2001.
Because  of  their  limited  operating  history,  these  entities  have  limited financial data that can be used to evaluate their businesses. Consideration must be given to their prospects in light of the risks,  expenses,  delays,  problems and difficulties  frequently  encountered in the establishment of a new business in an emerging and rapidly evolving industry. Renaissance, NYFIX Clearing, NYFIX
Millennium,  Javelin and NYFIX  Transaction  Services may not be  successful  in their businesses, and profitability may never be attained or sustained.

                                   NYFIX, INC.

EUROLINK MAY NEED  ADDITIONAL  FUNDING FROM US, THUS HAVING AN ADVERSE IMPACT ON
OUR LIQUIDITY.

      We have  provided  funding  to  EuroLink,  our  previously  unconsolidated affiliate and recently acquired  wholly-owned  subsidiary in 2004.  EuroLink may need additional funds from us, until it generates  positive cash flow or obtains other sources of capital.  We cannot provide  assurance that additional  interim funding, if necessary, will not have an adverse impact on our liquidity.

A  SIGNIFICANT  POWER  OR  TELECOMMUNICATIONS  FAILURE  COULD  CAUSE  US AND OUR
CUSTOMERS TO LOSE REVENUE AND SUBJECT US TO LIABILITY FOR CUSTOMER LOSSES.

      Our services depend on our ability to store, retrieve,  process and manage significant  databases and to  electronically  receive and process trade orders.
Our  systems  and data  centers  could fail due to power  failures,  caused by a
variety  of  factors,   or  outages,   caused  by  high  demand  placed  on  the
infrastructures  of the  utilities we use in New York City and  elsewhere in the
Northeast  portion  of  the  United  States.  Due  to the  complexity  of  these electrical  systems,  errors or failures could occur which render an entire site to be unusable.

      We  constantly  monitor  system  loads and  performances  and as necessary upgrade our systems to handle estimated increases in power consumption. However, we may not be able to accurately  predict future demand.  To mitigate the impact of power failures,  we maintain  critical data center facilities at two separate locations in the Northeast  portion of the United  States.  Although  these data centers are  serviced  by the same  utility,  they are  serviced  via  different sub-stations.  In the event of a power outage at any of our data centers, we use uninterruptible  power supplies  ("UPS") to provide  limited  battery backup for critical systems. We also use diesel-powered generators to backup the UPSs.

      In the event of loss of power or telecommunications  services at either of these locations,  we believe there are sufficient  backup facilities in place to give us the  necessary  time to access,  or switch over to, our  redundant  data center.  It is  possible  that  multiple  telecommunications  vendors  could  be impacted so severely that the  multi-vendor  and  multi-site  strategy would not insure communications services to our customers.

      Since it is fairly common for multiple carriers to share the same physical infrastructure  such  as  Central  Offices,  telephone  poles  and  below-ground conduit,  instances like major cable cuts or regional  natural  disasters  could adversely impact our customers and us.

WE  RELY  ON  MULTIPLE   TELECOMMUNICATIONS  CARRIERS  FOR  DATA  DELIVERY.  ANY
DISRUPTIONS  TO THESE  SERVICES  COULD  HAVE A  MATERIAL  ADVERSE  EFFECT ON OUR
BUSINESS.

      We utilize  network  services from five major carriers:  AT&T,  Qwest,
Sprint,  MCI and  Verizon.  Customers  are given the choice of using one or more network  carriers to provide network  services to their location.  A majority of
NYFIX customers utilize a dual carrier solution.

      Our relationship with each of these carriers is that of a vendor providing us services.  We currently  do not provide any services to these  carriers.  The contracts with these carriers have commitment  terms that range from two to five years.  We  receive  discounts  based on certain  term and  volume  commitments.
Currently,  where  applicable,  we are  exceeding any required  monthly  minimum billing amounts.

      Our use of five major carriers has multiple benefits:

      o     Diversity  of  telecommunication  infrastructure  between  the major carriers

                                   NYFIX, INC.

      o     A  competitive  environment  to help insure  aggressive  pricing for network services

      o     The  ability to  completely  migrate  circuits  from one  carrier to another  due to  non-competitive  pricing  or a  carrier  no  longer providing adequate services.

      If a major carrier were to shut down its network without advance  warning, it would take at least 45 days to replace the circuits of that vendor with those of another  vendor.  If we moved from one  carrier to  another,  we would  incur substantial  expenses because of the need to use two carriers for some period of time.  Exclusivity  agreements  between  carriers and  connecting  points on the network  could also impact us. For example,  MCI is the sole provider of network services  for  NASDAQ.  If MCI  discontinued  operations,  we would  incur costs transitioning to a new NASDAQ network service provider.

The time  needed to  transfer  circuits  from one  carrier to  another  would be approximately four to six weeks. During the transfer, we would incur overlapping circuit charges with each carrier for a minimum of thirty days. We would need to have the new circuits in place before  requesting that the original  circuits be disconnected, and we would have to provide 30 days prior notice for the circuits to be disconnected. Therefore, the minimum cost for us to move our business from one  carrier to another  would be at least one month of charges  from the former carrier.

WE ARE SUBJECT TO HUMAN ERROR IN OUR OPERATIONS,  WHICH COULD CAUSE A DISRUPTION
IN OUR SERVICE TO OUR CUSTOMERS AND CORRUPT OUR DATA.

      Our  services  depend  on  our  operations  staff  to  manage  significant databases,  systems, applications and processes that receive and process orders.
An outage of our systems and service  could happen as a result of human error in our operational  procedures.  We believe we have  experienced  personnel whom we regularly send for refresher training to hone their skills, we maintain database backups and roll back procedures in case a human error is made and we have other policies,  processes and procedures in place that collectively help us to reduce the  possibility  and  consequences  of human  error.  However we can provide no assurance  that  human  error  will not cause a  significant  disruption  to our systems or service.

ANY  INFILTRATION  OF  HARMFUL  VIRUSES  COULD  CAUSE  US TO LOSE  REVENUES  AND
CUSTOMERS AND SUBJECT US TO LIABILITY FOR CUSTOMER LOSSES.

      Potential  sources of a virus that could affect us include  connections to customer  systems,  emails  received  by us or  connectivity  to  the  Internet.
Although to date, we have not had any incidence of a virus fully penetrating our protective layers and infiltrating our production systems, we continue to review our  protective  layers and  safeguards  as our systems are  susceptible  to the growing number of potential viruses.

      We utilize  multiple  methods to combat  viruses.  The first  method is to prevent  viruses from entering our NYFIX Network.  This is done by placing rigid restrictions on our NYFIX Network,  called access  controls lists ("ACL").  ACLs are used where  customers  or vendors  connect  to our NYFIX  Network.  A second method of  preventing  viruses  from  entering  our NYFIX  Network is the use of firewalls.  A firewall  typically guards an internal  network against  malicious access from the outside;  however,  firewalls  may also be  configured  to limit access to the outside from internal  users.  In spite of the ACLs and firewalls, it may still be possible for viruses to enter our NYFIX Network.

      If a virus is still  able to  penetrate  our  NYFIX  Network,  we  utilize centrally managed anti-virus scanning software on servers and workstations.  Our anti-virus  software actively scans servers and workstations on the network.  In spite of the active  anti-virus  scanning,  it is possible for a virus not to be detected.

      As an additional method to combat viruses,  we utilize intrusion detection software ("IDS").  IDS servers and software are located at key points around the network and monitor systems for malicious activity.

                                   NYFIX, INC.

WE RELY, IN PART,  ON OTHERS TO SUPPLY THE  MATERIALS  AND SUPPLIES,  UNDERLYING
SOFTWARE AND SYSTEMS WE USE TO PROVIDE OUR SERVICES.  IF WE ARE UNABLE TO OBTAIN
THIRD PARTY SUPPORT AND DELIVERY ON A TIMELY AND RELIABLE BASIS,  OUR ABILITY TO
PERFORM  SERVICES  COULD BE  HINDERED  AND THE  RELATIONSHIPS  WE HAVE  WITH OUR
CUSTOMERS COULD BE HARMED.

      Our  manufactured  products  are based on standard PC  components  readily available  in  the  consumer  market  place.  All  electronic,  computer-related components  that  we  use in our  products  are  not  manufacturer  or  supplier specific.  We can substitute  components  from a diverse group of  manufacturers with no assembly or delivery delays to our customers.

      However,  our manufactured  products contain several custom parts specific to our design.  These parts are limited to sheet metal  enclosures  and internal wiring.  We own the  designs  for  these  components  and can  source  them from multiple  vendors  in our  immediate  area  or  throughout  the  United  States.
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

      We rely on a number of third  parties to supply  software and systems,  as well as equipment and related maintenance.  Our systems are built using a number of commonly used  technologies.  As an example,  we use systems from IBM,  H.P.,
EMC, Sun Micro Systems,  Oracle, Sybase, Veritas and Microsoft. Our products are subject to potential  defects in these third party  components.  Although we (as well as the individual  vendors)  exercise  strict testing and  verification  of systems and software, defects can cause disruptions of customer service. We have invested in various test systems to make sure supplier's components work as well as our developed software.

      Since we depend on third parties to supply us with underlying software and systems on a  reliable,  timely  basis,  we  maintain  service  and  maintenance agreements  with all our main vendors.  We have standard  service  agreements at different  levels,  depending  on how  critical  the  vendor's  system is to the operation of our business.  For most systems we have a high level of redundancy, which gives us less time  critical  dependency on a particular  vendor.  We have warranty or maintenance agreements with all above-mentioned  vendors. Because of the diversity in vendors, there is no dependence on a single vendor. However, if we are  unable to obtain  third  party  support  and  delivery  on a timely  and reliable  basis,  our  ability to perform  services  could be  hindered  and the relationships we have with our customers could be harmed.

WE DEPEND ON A LIMITED  NUMBER OF NETWORK  EQUIPMENT  SUPPLIERS  AND DO NOT HAVE
SUPPLY  CONTRACTS.  OUR  INABILITY  TO OBTAIN  NECESSARY  NETWORK  EQUIPMENT  OR
TECHNICAL SUPPORT COULD HARM OUR BUSINESS.

      Some key  components  we use in our  networks  are  available  only from a limited  number of suppliers.  We do not have  long-term  supply  contracts with these  or any  other  limited  source  vendors,  and we  purchase  data  network equipment  on a purchase  order  basis.  If we are  unable to obtain  sufficient quantities of limited source  equipment and required  technical  support,  or to develop  alternate  sources as  required  in the  future,  our ability to deploy equipment  in our networks  could be delayed or reduced,  or we may be forced to pay higher prices for our network  components.  Delays or reductions in supplies could lead to slowdowns or failures of our networks.

OUR RELIANCE ON A LIMITED NUMBER OF TELECOMMUNICATION SERVICES PROVIDERS EXPOSES
US TO A NUMBER OF RISKS  OVER  WHICH WE HAVE NO  CONTROL,  INCLUDING  RISKS WITH
RESPECT TO INCREASED PRICES AND TERMINATION OF ESSENTIAL SERVICES.

                                   NYFIX, INC.

      The operation of our networks  depends upon the capacity,  reliability and security of services  provided  to us by a limited  number of  telecommunication
services  providers.  We  have  no  control  over  the  operation,   quality  or
maintenance of those services or whether the vendors will improve their services or continue to provide services that are essential to our business. In addition, telecommunication  services  providers  may  increase  the  prices at which they provide  services,  which  would  increase  our  costs.  If one or  more  of our telecommunication services providers were to cease to provide essential services or to  significantly  increase  their  prices,  we  could  be  required  to find alternative  vendors for these  services.  With a limited number of vendors,  we could experience  significant  delays in obtaining new or replacement  services, which could lead to slowdowns or failures of our  networks.  This could harm our reputation and could cause us to lose customers and revenues.

      A slowdown or failure of our networks could cause us to lose customers and revenue.

      Our business is based upon our ability to rapidly and reliably receive and transmit data through our networks.  One or more of our networks could slow down significantly or fail for a variety of reasons, including:

      o     undetected  defects or errors in our software  programs,  especially when first integrated into a network,

      o     unexpected   problems    encountered   when   integrating   changes,
            enhancements  or upgrades of third party  equipment or software with our systems,

      o     computer viruses,

      o     natural or man-made disasters disrupting power or telecommunications systems generally, and

      o     damage  to,  or  failure  of,  our  systems  due to  human  error or intentional disruption.

      We may not have sufficient redundant systems or backup  telecommunications facilities to allow us to receive and transmit data in the event of  significant system  failures.  Any significant  degradation or failure of one or more of our networks could cause our customers to suffer delays in  transaction  processing, which could damage our  reputation,  increase our service costs,  or cause us to lose customers and revenues.

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

WE FACE SUBSTANTIAL  COMPETITION IN OUR INDIVIDUAL  PRODUCT AREAS FROM COMPANIES
THAT HAVE LARGER AND GREATER  FINANCIAL,  TECHNICAL AND MARKETING  CAPABILITIES.
THIS COULD MAKE IT MORE  DIFFICULT  FOR US TO GAIN OR MAINTAIN  MARKET SHARE AND
MAY HINDER OUR ABILITY TO COMPETE SUCCESSFULLY.

                                   NYFIX, INC.

      We  operate in a highly  competitive  market  and  expect  competition  to intensify in the future.  Certain of our  competitors,  including  the financial exchanges,  may have significantly  greater  financial,  technical and marketing resources and more extensive customer bases and knowledge of the industry.

      Our industry is constantly  evolving through  technological and regulatory change. Our competition varies widely and we encounter  different  categories of competitors  for  each of our  product  and  service  offerings.  We  also  face competition from customers who choose to maintain their own  infrastructure  and develop their own in-house proprietary order management software systems.

IF WE DO NOT COMPETE  EFFECTIVELY,  WE MAY LOSE MARKET SHARE TO COMPETITORS  AND
SUFFER A DECLINE IN REVENUES.

      Many of our competitors have greater financial,  technical,  marketing and other resources than us. As a result,  they may be able to support lower pricing and margins and to devote greater  resources to marketing  their current and new products and services.

WE MAY NOT BE ABLE TO ADAPT TO CHANGING TECHNOLOGY AND OUR CUSTOMERS' TECHNOLOGY
NEEDS.

      We face rapidly changing  technology and frequent new service offerings by competitors  that can render existing  services  obsolete or  unmarketable.  Our future  success  depends  on our  ability to enhance  existing  services  and to develop,  introduce  and  market,  on a timely  and cost  effective  basis,  new
services   that  keep  pace  with   technological   developments   and  customer
requirements.

OUR CUSTOMERS MAY DEVELOP IN-HOUSE  NETWORKS OR USE NETWORK PROVIDERS OTHER THAN
NYFIX AND DIVERT PART OR ALL OF THEIR DATA  COMMUNICATIONS  FROM OUR NETWORKS TO
THEIR NETWORKS.

      Our customers may develop in-house networks or use other network providers because such  customers  want to connect to  destinations  not part of our NYFIX
Network  or to only  certain,  but not all,  destinations  covered  by our NYFIX
Network.  As a result of any of these events, we could experience lower revenues or lost  revenues  from  delays in  connecting  customers  to our NYFIX  Network indirectly through third party providers rather than directly by us.

WE FACE SIGNIFICANT PRESSURE ON THE PRICES FOR OUR SERVICES FROM OUR COMPETITORS
AND  CUSTOMERS.  OUR  FAILURE TO SUSTAIN  PRICING  COULD  IMPAIR OUR  ABILITY TO
ACHIEVE OR MAINTAIN PROFITABILITY OR POSITIVE CASH FLOW.

      Our  competitors and customers may cause us to reduce the prices we charge for  services,  the effects of which we may not be able to offset by  increasing the number of customers or transactions. The primary sources of pricing pressure include:

      o     Competitors offering our customers services at reduced prices.

      o     Our customers seeking greater pricing discounts.

      o     Consolidation of existing customers.

A DECLINE IN SUBSCRIPTION REVENUE, OUR LARGEST SOURCE OF REVENUE, OR TRANSACTION
REVENUE WOULD ADVERSELY AFFECT OUR PROFITABILITY.

      Subscription   revenue  is  our  most   significant   source  of  revenue.
Subscription  revenue is fixed based on a contractual period of time,  typically one to three years,  and is not affected by trading  volumes.  However,  trading volumes do affect the  revenues of our  customers  and this could  affect  their future  purchases of our  technology  and  services.  Pricing  pressures  due to competition, failure to sign new agreements with customers because of reductions in their new technology  spending,  and observed  consolidation in the financial sector could affect our revenues and  profitability.  Our costs  associated with supporting the  subscription  agreements are generally  fixed and thus a loss of revenue would impact profitability.

                                   NYFIX, INC.

      Transaction revenue has been a growing component of our revenue;  however, there is no assurance we can continue to grow transaction  revenue. As our costs to support  transaction  revenue are generally fixed, a decline in revenue would directly impact our profitability. Several risk factors apply to the analysis of the potential growth of transaction revenue.

      There is significant competitive pressure brought on by a proliferation of electronic  execution  competitors.  There is the  potential  for  change in the current  United  States  market  structure  that may make it  difficult  for the transaction  business to compete with more  traditional  broker-dealer  business models.  For example,  the NYSE could establish limits on electronic  access, or the NYSE could create an electronic matching order engine of its own.

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

NYSE AND SEC SPECIFIC REGULATORY CHANGES MAY IMPAIR OUR REVENUE.

      We provide our floor broker technology services to major NYSE member firms and a large group of $2 brokers.  The NYSE is proposing to update the securities trading  rules  related to the DOT  system  services  of NYSE  Direct + and NYSE
Institutional  Express.  Both of these services are electronic  trade  execution services  that NYSE has  created to  compete,  mainly  with ECNs and other fully electronic marketplaces.

      If the extended functionality and access to either one or both NYSE Direct
+ and NYSE Institutional Express are successful,  this may lead to a lesser need to  utilize  floor  brokers  and  clerks to  execute  trades  on the NYSE.  This situation would proportionally reduce the need for floor booth technology.  This situation is a risk to the NYFIX  subscription  revenue  that is generated  from existing  operations.  This situation also is a risk to estimating future growth in the subscription revenue from floor booth technology provided by NYFIX.

      We would be most  impacted if the NYSE proposed  changes  happen in a very sudden  timeframe  and create an  immediate  consolidation  of large NYSE member firms and  independent  member firms. We are aware that both types of firms have been  operating  under  sustained  financial  pressure due to market  conditions during  2001 to present.  We  anticipate  that many member  firms both large and small could become insolvent within months if the given changes do make the NYSE more  electronically  accessible  and reduce  order flow to the floor  brokerage groups.

WE MAY NOT BE ABLE TO PROTECT  OUR  INTELLECTUAL  PROPERTY  RIGHTS,  WHICH COULD
WEAKEN OUR COMPETITIVE POSITION, REDUCE OUR REVENUES AND INCREASE OUR COSTS.

      Our success and ability to compete are dependent to a  significant  degree on our intellectual  property rights, which include our proprietary  technology, trade secrets and customer base. However, no one patent, trademark or other form of intellectual property rights is critical to our business.

      Despite  our  efforts  to protect  our  proprietary  rights,  unauthorized parties  may  attempt  to copy or  otherwise  obtain  and  use our  products  or technology.  Monitoring  unauthorized  use of our products is  difficult  and we cannot be certain that the steps we have taken will prevent  unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our  technology,  our  ability  to compete  effectively  could be harmed.
Litigation may be necessary in the future to enforce our  intellectual  property rights, to protect our trade secrets, to determine the validity and scope of the proprietary  rights of others,  or to defend against claims of  infringement  or invalidity.  Litigation,  whether or not successful, could result in substantial costs and diversions of resources.

                                   NYFIX, INC.

WE MAY FACE CLAIMS OF INFRINGEMENT OF PROPRIETARY  RIGHTS,  WHICH COULD HARM OUR
BUSINESS AND OPERATING RESULTS.

      Third parties may assert claims that we are infringing  their  proprietary rights.  If  infringement  claims  are  asserted  against  us,  we  could  incur significant  costs in defending those claims.  We may be required to discontinue using and selling any infringing technology and services, to expend resources to develop  non-infringing  technology or to purchase licenses or pay royalties for other technology.  We may be unable to acquire licenses for the other technology on reasonable  commercial terms or at all. As a result,  we may find that we are unable to continue to offer the services  and  products  upon which our business depends.

THE SECURITIES BROKERAGE INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.
IF NYFIX MILLENNIUM, NYFIX TRANSACTION SERVICES OR NYFIX CLEARING FAIL TO COMPLY
WITH THESE  REGULATIONS,  THEY MAY BE SUBJECT TO DISCIPLINARY OR OTHER ACTION BY
REGULATORY ORGANIZATIONS.

      We are subject to extensive  government  regulation  and may be subject to disciplinary  or other action by regulatory  organizations  if we fail to comply with such regulation, which could increase our capital expenditures and decrease our earnings.

      NYFIX  Millennium,  NYFIX  Transaction  Services  and NYFIX  Clearing  are
subject to extensive  regulation  under both Federal and state laws. In addition to these laws, we must comply with rules of the SEC,  including  Regulation  ATS for NYFIX Millennium,  and the NASD,  various stock exchanges,  state securities commissions and other regulatory  bodies charged with safeguarding the integrity of the  securities  markets  and other  financial  markets  and  protecting  the
interests  of  investors   participating   in  these   markets.   As  registered
broker-dealers,  NYFIX Millennium, NYFIX Transaction Services and NYFIX Clearing
are subject to numerous regulations covering the securities business, including:

      o     marketing practices;

      o     capital structure, including net capital requirements;

      o     record keeping; and

      o     conduct of directors, officers and employees.

      Any  failure  to  comply  with  these   regulations  could  subject  NYFIX
Millennium,  NYFIX Transaction Services or NYFIX Clearing to censure, fines, the issuance of cease-and-desist  orders or the suspension,  and/or disqualification of its officers,  directors or employees.  The fines, if material, could have an adverse  effect on our earnings  because it could  greatly  increase our capital expenditures.  If any of our employees were suspended or disqualified, we may be unable to meet the needs of our customers or to solicit new business. This could also have an adverse  effect on our earnings.  Furthermore,  any such  penalties could  materially  harm our  reputation  in the  industry,  which  could  have a long-term effect on our financial growth.

NYFIX MILLENNIUM'S,  NYFIX TRANSACTION  SERVICES' OR NYFIX CLEARING'S COMPLIANCE
AND RISK MANAGEMENT METHODS MAY NOT BE EFFECTIVE.

      NYFIX  Millennium's,  NYFIX  Transaction  Services'  and NYFIX  Clearing's
ability to comply with  regulations  depends  largely on the  establishment  and maintenance  of an  effective  compliance  system,  as well as their  ability to attract and retain  qualified  compliance  personnel.  NYFIX  Millennium,  NYFIX
Transaction Services or NYFIX Clearing could be subject to disciplinary or other actions due to claimed noncompliance with regulations in the future. If a claim

                                   NYFIX, INC.

of  noncompliance  is  made  by a  regulatory  authority,  the  efforts  of  the management of NYFIX  Millennium,  NYFIX  Transaction  Services or NYFIX Clearing
could be  diverted  to  responding  to such claim and they could be subject to a range of possible  consequences,  including the payment of fines, civil lawsuits and the suspension of one or more portions of its business.  In addition,  their mode of operation and profitability may be directly affected by:

      o     additional legislation;

      o     changes  in rules  promulgated  by the SEC,  the NASD,  the Board of
            Governors of the Federal Reserve System, the various stock exchanges or other self-regulatory organizations; or

      o     changes in the  interpretation  or  enforcement of existing laws and rules.

      In addition,  NYFIX Millennium's  status as a recognized ATS requires that its trade  execution  and  communication  systems be able to handle  anticipated present and future peak trading volumes.  If any of our systems become disabled, the  ability  to  process  trades  and  handle  peak  trading  volumes  will  be compromised. The status of NYFIX Millennium and NYFIX Clearing Corporation as an
SEC registered broker-dealers and NASD members is conditioned, in part, on their ability to process and settle trades.

OUR  BROKER-DEALERS  SUBSIDIARIES MAY BE RESTRICTED IN THEIR  OPERATIONS  SHOULD
THEY FAIL TO MEET THEIR MINIMUM AND MINIMUM EXCESS NET CAPITAL REQUIREMENTS.

      Our NYFIX  Millennium,  NYFIX  Transaction  Services  and  NYFIX  Clearing
broker-dealer subsidiaries,  individually,  have to maintain certain minimum net capital  and  minimum  excess net  capital  requirements  as mandated by certain
regulatory   agencies.   Some  of  these  requirements  vary  according  to  the
profitability of the broker-dealer and rise as profitability  falls. At December
31,  2003,  our  broker-dealers  in the  aggregate  had  minimum net capital and minimum  excess net capital  requirements  of $10.6 million.  Our  broker-dealer operations may need additional funds in the future to maintain their minimum and minimum excess net capital  requirements.  At December 31, 2003, we had cash and
short-term   investments   of  $9.7   million  that  were  not  subject  to  our
broker-dealer  minimum net capital and minimum excess net capital  requirements.
If our  broker-dealers  fall below their minimum and minimum  excess net capital
requirements,   their   operations  would  be  restricted  by  their  respective
regulatory agencies.

OUR  BROKER-DEALER  SUBSIDIARIES ARE AT RISK IF THEIR CUSTOMERS DEFAULT ON THEIR
TRADING OBLIGATIONS.

      Under applicable regulatory requirements,  our broker-dealers are required to cover  for  their  customers  if their  customers  default  on their  trading obligations by improperly failing to deliver cash or securities on the date when a trade  settles.  The  broker-dealer  can  pursue its  customer  for losses the broker-dealer  sustains by  delivering  the  required  cash or  securities.  Our broker-dealers  attempt to manage the risks  associated  with  customer  trading defaults  by  conducting  a number  of  background  checks  on their  customers,
including   financial  history,   credit,   regulatory  and  legal  checks.  The
broker-dealer  decides  which  background  checks  to  undertake  based  on  the relationship  with the customer  and the nature and extent of the business  that the customer has with the broker-dealer. In addition, our broker-dealers monitor trades to check that  counterparties  know and confirm trades before  settlement date to minimize market risk to which our  broker-dealers can be exposed between trade date and settlement date. Despite these measures to reduce the risk to our broker-dealers  from  trading  defaults  by  their  customers,  there  can be no assurance  that our  broker-dealers  will avoid such risks  entirely  or that if losses do occur they will not have a material impact on the financial  condition or reputation of the affected broker-dealer.

NYFIX  CLEARING MAY NOT BE ABLE TO CLEAR TRADES DUE TO MAXIMUM LIMITS IMPOSED BY
THE DTCC AND THE NEED FOR INTRA-DAY FUNDING COMMITMENTS FROM THIRD PARTIES.

      NYFIX  Clearing is  restricted  to a maximum limit imposed by the DTCC. In addition,  to be  able  to  clear  trades,  NYFIX  Clearing  may  require  added commitments from  unaffiliated  institutions to provide funding during a trading day ("intra-day  funding").  An inability to maintain or raise its maximum limit or to obtain and maintain  third-party  commitments to support intra-day funding could have an adverse impact on NYFIX  Clearing's  ability to maintain or expand its business.

                                   NYFIX, INC.

THE  ABILITY OF NYFIX  CLEARING  TO  MAINTAIN  OR EXPAND ITS  BUSINESS  COULD BE
ADVERSELY  IMPACTED IF IT DID NOT  CONTINUE TO HAVE  THIRD-PARTY  ASSISTANCE  TO
ACCESS EXCHANGES AND OTHER IMPORTANT TRADING VENUES.

      NYFIX  Clearing  provides  clearing  and  settlement   services  with  the
assistance of third parties who provide NYFIX  Clearing  access to exchanges and other important trading venues in the execution business. If such third parties, exchanges or regulators  determine  that NYFIX  Clearing must  discontinue  such indirect access,  this could have an adverse impact on NYFIX Clearing's  ability to maintain or expand its business.

WE MAY LACK THE  CAPITAL  REQUIRED TO MAINTAIN  OUR  COMPETITIVE  POSITION OR TO
SUSTAIN OUR GROWTH.

      We have historically relied on cash flow from operations and proceeds from equity and debt to fund our operations,  capital expenditures and expansion.  If we are  unable to  obtain  sufficient  capital  in the  future,  we may face the following risks:

      o     We may not be able to continue to meet  customer  demand for service quality, availability and competitive pricing.

      o     We may not be able to expand or to acquire complementary businesses.

      o     We may not be able to develop new services or  otherwise  respond to changing business conditions or unanticipated competitive pressures.

WE MAY NOT HAVE ADEQUATE RESOURCES TO MEET DEMANDS RESULTING FROM GROWTH.

      Growth may strain our  management  systems and  resources.  We may need to make additional investments in the following areas:

      o     recruitment and training,

      o     communications and information systems,

      o     sales and marketing,

      o     facilities and other infrastructure,

      o     treasury and accounting functions,

      o     licensing and acquisition of technology and rights, and

      o     employee and customer relations and management.

      If we fail to develop  systems,  procedures and controls to handle current and future growth on a timely basis,  we may be less efficient in the management of our business or encounter difficulties  implementing our strategy,  either of which could harm our results of operations.

CONDUCTING  BUSINESS IN INTERNATIONAL  MARKETS SUBJECTS US TO ADDITIONAL  RISKS.
ALSO, OUR STRATEGY TO EXPAND OUR BUSINESS  INTERNATIONALLY  MAY FAIL,  WHICH MAY
IMPEDE OUR GROWTH AND HARM OUR OPERATING RESULTS.

      For the years ended December 31, 2003, 2002 and 2001,  approximately  10%,
7% and 15%, respectively, of our revenue was derived from our international

                                   NYFIX, INC.

operations.  We believe international revenue will be an important component for our future  success.  Thus, we are subject to various risks in doing business in international markets, including:

      o     difficulties  in  recruiting,  training and retaining  personnel and managing and implementing existing and new international operations;

      o     localizing our products to target the specific needs and preferences of foreign customers, which may differ from our traditional customer base in the United States,

      o     building our brand name and awareness of our services  among foreign customers;

      o     competition  with existing market  participants  which have a longer history  in and  greater  familiarity  with the  foreign  markets we enter;

      o     laws and business practices that can favor local competitors;

      o     fluctuations in currency exchange rates;

      o     imposition of limitations on conversion of foreign  currencies  into
            United States  dollars or remittance of dividends and other payments by foreign subsidiaries; and

      o     changes in a specific  country's  or region's  political or economic conditions.

      If we fail adequately to address the challenges and risks  associated with our  international  operations  and  expansion,  we may  encounter  difficulties implementing  our strategy,  which could impede our growth or harm our operating results.

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

RECENTLY  ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS ARE LIKELY TO INCREASE
OUR COSTS.

      The  Sarbanes-Oxley  Act  of  2002,  as  well  as new  rules  subsequently implemented by the Securities and Exchange  Commission,  has required changes in some of our corporate  governance and  accounting  practices.  In addition,  the
NASDAQ has promulgated a number of regulations.  We expect these laws, rules and regulations  to increase our legal and  financial  compliance  costs and to make some activities more difficult,  time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain  director  and  officer  liability  insurance,  and we may be required to accept reduced coverage or incur significantly  higher costs to obtain coverage.
These new laws,  rules and regulations  could also make it more difficult for us to attract and retain qualified members of our board of directors,  particularly to serve on our audit committee, and qualified executive officers.

TERRORIST  THREATS AND ATTACKS AND THE IRAQI SITUATION HAVE CREATED  SIGNIFICANT
INSTABILITY  AND  UNCERTAINTY IN THE FINANCIAL  MARKETPLACE TO WHICH WE SELL AND
MAY CREATE A MORE VOLATILE ENVIRONMENT.

      The  terrorist  attacks in the United  States on September  11, 2001,  the declaration  of war by the  United  States  against  terrorism  and the  current situation in Iraq have created  significant  instability  and uncertainty in the financial  marketplace,  both in the United  States and  globally.  Such adverse political events may have a continued negative impact on economic  conditions in the financial marketplace and our customers. The unfavorable conditions may have an adverse effect on our financial operations including, but not limited to, our
ability  to  expand  the  market  for  our   products,   enter  into   strategic
relationships and effectively compete.

                                   NYFIX, INC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

      Market risk generally  represents the risk of loss that may be expected to result from the potential change in value of a financial  instrument as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or  foreign  currency  exchange  rates.  We  do  not  use  derivative  financial instruments for any purpose.

      We are  exposed to market  risk  principally  through  changes in interest rates and equity prices. Our short-term investment portfolio of $3.4 million and
$10.7  million at December  31, 2003 and 2002,  respectively,  consisted of $2.4 million and $6.8 million,  respectively,  of auction rate  certificates and $3.9 million of mutual fund securities at December 31, 2002. We also had $1.0 million of treasury  bills at December  31,  2003.  Risk is limited on the auction  rate certificates  portfolio due to the fact that it is invested in insured municipal bonds.  The potential  decrease in fair value resulting from a hypothetical  10%
change in interest rates for the auction rate certificates would not be material to operations, cash flows or fair value.

      We are subject to interest rate risk on our $1.0 million of treasury bills at December  31,  2003. A  hypothetical  10% change in interest  rates would not result in a material change in their fair value.

      The mutual fund  securities  portfolio  was invested in a quoted fund that was  managed by an  institution  which  primarily  invests in  investment  grade securities,  with up to a maximum of 10% invested in high yield securities rated
B or higher. These securities were subject to equity price risk.

      We are also  subject to  interest  rate risk on our $0.6  million and $2.0 million of notes receivable from unconsolidated  affiliates at December 31, 2003 and 2002,  respectively.  A hypothetical  10% change in interest rates would not result in a material change in their fair value.

FOREIGN CURRENCY RISK

      Our  earnings  are  affected  by  fluctuations  in the value of the United
States dollar as compared  with foreign  currencies,  predominately  the British pound and the euro, due to our operations in the United Kingdom and Europe.

      We manage foreign currency risk through the structure of our business.  In the substantial majority of our transactions, we receive payments denominated in the United States dollar or British pounds sterling.  Therefore,  we do not rely on  international  currency markets to obtain and pay illiquid  currencies.  The foreign  currency  exposure  that  does  exist is  limited  by the fact that the majority of transactions are paid according to our standard payment terms, which are  generally  short-term in nature.  For the year ended  December 31, 2003, we recorded a foreign exchange translation gain of $0.3 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See index to Financial Statements on Page F-1.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

      Not applicable.

                                   NYFIX, INC.

ITEM 9A. CONTROLS AND PROCEDURES

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

      On May 27, 2004, we restated our  consolidated  financial  statements that appeared  in our  Form  10-K/A  for the year  ended  December  31,  2002 and the consolidated  financial statements that appeared in our Forms 10-Q/A for each of the interim  periods ended March 31, 2003, June 30, 2003 and September 30, 2003.
The restatement  related to our accounting for our 1999 and 2001  investments in
and  2002  acquisition  of  an  additional  30%  ownership   interest  in  NYFIX
Millennium.  Based on an  evaluation  of the  effectiveness  of the  design  and operation of our disclosure  controls and  procedures,  in light of, among other things,  the facts and  circumstances  of our May 27,  2004  restatement  of our consolidated  financial  statements,  our  Chief  Executive  Officer  and  Chief
Financial  Officer  concluded  that, as of the end of the period covered by this report,  our disclosure  controls and  procedures  were effective to ensure that information  required to be  disclosed  in our Exchange Act reports is recorded, processed,  summarized  and reported  within the time  periods  specified in the
SEC's rules and forms.

      In light of our  determination on May 27, 2004 to restate our consolidated financial  statements  that  appeared  in our Form  10-K/A  for the  year  ended
December  31, 2002 and our Forms  10-Q/A for each of the interim  periods  ended
March 31, 2003,  June 30, 2003 and September 30, 2003, our  management  directed that steps be taken to review the  operation and  effectiveness  of our internal controls  and  procedures  with respect to our  accounting  for  investment  and acquisition transactions.

                                   NYFIX, INC.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information  concerning our directors and executive officers,  as of April
30, 2004, is set forth below:

Name                         Age       Position
----                         ---       --------

Peter Kilbinger Hansen       43        President, Chief Executive Officer and
                                         Chairman of the Board
George O. Deehan             61        Director
William C. Jennings          64        Director
William J. Lynch             62        Director
Carl E. Warden               65        Director
Robert C. Gasser             39        Chief Executive Officer, NYFIX Millennium
                                         and President of NYFIX Transaction
                                         Services and NYFIX Clearing Corporation
Mark R. Hahn                 46        Chief Financial Officer
Keith R. Jamaitis            33        President, NYFIX USA
Brian Bellardo               54        General Counsel and Secretary
Lars Kragh                   43        Chief Information Officer

      Our Board of Directors  currently  consists of five  members,  all of whom will serve until their  reelection at our next annual meeting of stockholders or until the election and  qualification  of their  successors or until their prior resignation,  removal,  or death. Our Board of Directors has determined that all directors, other than Mr. Hansen, are independent under Nasdaq Rule 4200(a)(15), based on information known to us.

OUR DIRECTORS

PETER  KILBINGER  HANSEN,  our  founder,  has  served  as our  President,  Chief
Executive  Officer and Chairman of the Board of Directors since June 1991. Prior to our founding, Mr. Hansen served from 1984 to 1988 as Marketing Manager, Sales
&  Marketing  Manager,  Managing Director  respectively of Mark Computer
Systems  A/S  Scandinavian  based  international  company,  1988  until  1991 as
Managing Director of Banking Systems of Business Line A/S, a Scandinavian  based international  company. Mr. Hansen holds a degree in Economics from Neil's Brock
Business  School of Copenhagen  and an associated  degree in economics  from the
Copenhagen University of Language and Economics.

GEORGE O. DEEHAN has served as a director  since August 2000.  Mr. Deehan serves as a  Chairman  of the  Compensation  Committee  and a member  of the  Audit and
Nominating and Corporate Governance Committees of our Board of Directors.  Since
October 2003, he has been the Chief Executive  Officer and Chairman of the Board of Paragon Financial Corporation, a specialty residential mortgage banker. He is also a consultant  and an investor of  eOriginal,  Inc., a software  development company,  since March 2002.  Mr. Deehan was  President of  eOriginal,  Inc. from
August 2000 until March 2002. He was President  and Chief  Executive  Officer of
Advanta  Leasing  Services,  the  business  equipment  leasing  unit of  Advanta
Business Services, from August 1998 until August 2000. Prior to joining Advanta,
Mr.  Deehan  served as  President  and Chief  Operating  Officer of  Information
Technology  Services for AT&T  Capital.  He earned a bachelor's  degree from
Lenoir-Rhyne College.

WILLIAM  C.  JENNINGS  has served as a director  since July 2003.  Mr.  Jennings serves as Chairman of the Audit Committee and a member of the Compensation and

                                   NYFIX, INC.

Nominating and Corporate  Governance  Committees of our Board of Directors.  Mr.
Jennings  is an audit  committee  financial  expert  as  defined  in Item 401 of
Regulation  S-K  promulgated  by the SEC and is  independent  as defined in Item
7(d)(3)(iv)  of Schedule 14A under the Exchange  Act. Mr.  Jennings is a retired partner of  PricewaterhouseCoopers  LLP, a global  accounting and advisory firm, where he led the risk management and internal control  consulting  practice from
1992 until his  retirement  in 1999.  Prior to that,  Mr.  Jennings  served as a senior  audit  partner at Coopers  &  Lybrand,  as a senior  executive  vice president  at Shearson  Lehman  Brothers,  responsible  for  quality  assurance, internal  audit and  compliance,  and as an executive  vice  president and chief financial officer of Bankers Trust. Since retiring from  PricewaterhouseCoopers,
Mr. Jennings provides independent  consulting services to a number of companies.
He is also a director of Silgan  Holdings Inc. and Axcelis  Technologies,  Inc.,
both publicly traded companies.

WILLIAM J. LYNCH has served as a director  since June 2000.  Mr. Lynch serves as
Chairman of the  Nominating and Corporate  Governance  Committee and a member of the Audit and Compensation  Committees of our Board of Directors.  Since January
2001,  he has been a venture  partner of Catterton  Partners,  a private  equity fund. From 1996 through December 2000, Mr. Lynch served as Managing  Director of
Capstone Partners,  LLC, a venture capital firm. Prior to that, he was a partner of the law firm Morgan Lewis and Bockius, LLP. Mr. Lynch also serves as Chairman of the Board of Directors of Edgewater Technologies, a publicly traded company.

CARL E. WARDEN has served as a director  since August 1993. Mr. Warden serves as a member of the Audit,  Compensation  and  Nominating  and Corporate  Governance
Committees of our Board of Directors.  He is a self-employed  private  investor.
Mr.  Warden  received  his BBA from the  Freeman  School of  Business  at Tulane
University.

OUR EXECUTIVE OFFICERS

ROBERT C. GASSER has served as Chief Executive  Officer,  NYFIX Millennium,  our
80%-owned  broker-dealer  subsidiary,  since  October  2001.  Mr. Gasser is also
President of NYFIX Transaction  Services,  since its formation and NASD approval in May 2002 and President of NYFIX Clearing Corporation, since its formation and
NASD approval in September  2003.  From 1999 until 2001,  Mr. Gasser was Head of
United States Equity  Trading for JP Morgan,  which  included the firm's Nasdaq,
Listed, Convertible,  and Program Trading businesses. Mr. Gasser started with JP
Morgan in 1987 and held a variety of  positions.  Also,  during his tenure at JP
Morgan, Mr. Gasser served on various industry  committees,  including the Nasdaq
Quality of Markets  Committee and the NYSE Upstairs Traders Advisory  Committee.
In  addition,  he  directed  the  firm's  investment  in  NYFIX  Millennium  and
Archipelago,  where he served on the Board of Managers from 1999 until 2001. Mr.
Gasser holds a Bachelor of Science  degree in Foreign  Service  from  Georgetown
University, School of Foreign Service.

MARK R. HAHN is our Chief Financial  Officer.  He joined us in September 2002 as
Chief  Financial  Officer  and  Secretary  (a position he held until June 2003).
Prior to that, from April 2002 until September 2002, Mr. Hahn was Vice President and  Controller for Modem Media,  Inc., an interactive  marketing and technology company.  He joined that firm in January 2002 as a  consultant.  From April 1998 until November 2001, Mr. Hahn was with Metromedia Fiber Network Services,  Inc., a technology infrastructure company, as Vice President Finance, Network Planning
&  Analysis  from  December  1999 until  November  2001 and  before  that as
Corporate  Controller  from April 1998.  Prior to that, Mr. Hahn was with V Band
Corporation,  a  technology  infrastructure  company  as Vice  President,  Chief
Financial  Officer  and  Secretary  from August 1995 until April 1998 and before that as  Controller  from  November  1994.  Mr. Hahn began his career with Price
Waterhouse  & Co. (now,  PricewaterhouseCoopers  LLP), as a certified public accountant.

                                   NYFIX, INC.

KEITH R. JAMAITIS has served as President of NYFIX USA, since January 2004. From
January 2002 until December 2003, he was Chief Operating Officer, NYFIX USA, our
wholly-owned  subsidiary.  Mr.  Jamaitis  joined us in 1997 and has held various positions  including  Senior Vice  President of Operations and Vice President of
Product Management.  Prior to that, Mr. Jamaitis was a product line manager with
Executone  Information  Systems, a technology company and held various positions in hardware and software  systems  development  and technical  management in the telecommunications industry. Mr. Jamaitis holds a Bachelors of Science degree in
Electrical Engineering from the University of Connecticut.

BRIAN  BELLARDO  joined us in March 2003 as General  Counsel.  In June 2003,  he
assumed the  additional  responsibility  of Secretary.  From November 2000 until
June 2002, Mr. Bellardo was General Counsel for Stockback LLC and thereafter for a subsidiary  and from March 2000 until October 2000 for Stock Power Inc.,  both of which are  marketing  companies.  From November 1995 until March 2000, he was
Vice President and Associate  General  Counsel with Charles Schwab &  Co., a brokerage firm. Prior to that, Mr. Bellardo was in the Office of General Counsel of the Securities & Exchange Commission in Washington,  D.C. from 1990 until
1995.  He was a  litigator  in  private  practice  from  1976  until  1990  with
Pillsbury,  Madison &  Sutro in San  Francisco,  CA and from 1975 until 1976 with Cahill Gordon & Reindel in New York City, both of which are law firms.

LARS KRAGH has served as Chief  Information  Officer  since July 1999.  Prior to that, Mr. Kragh was our Executive Vice President of Research and Development and
held other  technology  positions since our inception in 1991.  Prior to joining us, Mr.  Kragh  developed  network  systems for the banking  industry  involving numerous  trading  system  integrations  with  global  telecom  and market  data
providers.   Mr.  Kragh  earned  a  Masters  of  Science  degree  in  Electrical
Engineering from the Danish University of Technology.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our  officers  and  directors,  and  persons  who own more than ten percent of a registered  class of our  outstanding  common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and Nasdaq.  Officers, directors  and  greater  than  ten  percent  stockholders  are  required  by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

      To our  knowledge,  based solely on review of the copies of these  reports furnished  to us and the  written  representations  that no other  reports  were required,  during 2003 all Section 16 (a) filing requirements  applicable to our executive  officers and  directors  were complied with except for the failure to timely  file  on  Form 4 one  transaction  by Mark R.  Hahn.  This  failure  was inadvertent  and,  when  the  oversight  was  discovered,  the  transaction  was subsequently reported.

CODE OF BUSINESS CONDUCT AND ETHICS

      We have adopted a Code of Business  Conduct and Ethics that applies to all of our  employees,  including  our  principal  executive  officer and  principal financial and accounting officer.  The full text of our Code of Business Conduct and Ethics is available on our web site at  www.nyfix.com  under  Company  Info,
Investor Info, Corporate Governance.  We intend to disclose future amendments to certain  provisions of our Code of Ethics, or waivers of such provisions granted to executive officers and directors,  on this web site within five business days following the date of such amendment or waiver.

                                   NYFIX, INC.

ITEM 11. EXECUTIVE COMPENSATION

      The following  table  provides  certain  information,  for the years ended
December 31, 2003, 2002 and 2001, respectively,  concerning compensation awarded to, earned by or paid to (1) our chief executive  officer ("CEO"),  (2) our four most highly  compensated  executive officers other than our CEO whose salary and bonus exceeded $100,000 with respect to the year ended December 31, 2003 and who were serving as executive officers on December 31, 2003 (collectively the "Named
Executive  Officers").  Other  than  the  Named  Executive  Officers,  no  other executive officer received compensation in excess of $100,000 for the year ended
December 31, 2003.

                                                                                                         Long-Term
                                                                   Annual Compensation                 Compensation
                                                      --------------------------------------------   ----------------
                                                                                                        Securities
                                                                                    Other Annual        Underlying
     Name and Principal Position           Year         Salary        Bonus       Compensation (1)   Options (Shares)
-----------------------------------------------       --------------------------------------------   ----------------

Peter K. Hansen,                           2003       $ 380,000     $      --        $      --                  --
President and Chief Executive Officer      2002         389,231            --               --             100,000
                                           2001         250,000       250,000               --             125,000

Robert C. Gasser (2),                      2003         399,462       100,000               --                  --
Chief Executive Officer, NYFIX             2002         355,897            --               --             100,000
Millennium and President, NYFIX            2001              --            --               --                  --
Transaction Services and NYFIX Clearing

Lars Kragh,                                2003         244,632            --               --                  --
Chief Information Officer                  2002         218,288            --               --              20,000
                                           2001         174,340            --               --              25,000

Mark R. Hahn (3),                          2003         297,981            --               --              75,000
Chief Financial Officer                    2002          60,577            --               --              60,000

Brian Bellardo (4),                        2003         164,423            --               --              25,000
General Counsel and Secretary

(1)   The aggregate  amount of perquisites  and other personal  benefits paid to each of the individuals  listed on this table did not exceed the lesser of ten percent (10%) of such officer's  annual salary and bonus for each year indicated or $50,000.

(2)   Mr. Gasser has served as Chief Executive  Officer,  NYFIX Millennium,  our
      80%-owned  broker-dealer  subsidiary,  since  October  2001.  He  is  also
      President of NYFIX Transaction Services,  since its formation and the NASD approval in May 2002 and President of NYFIX  Clearing  Corporation,  since
      its  formation  and  NASD  approval  in  September   2003.  Mr.   Gasser's
      compensation  for 2002 as stated in the above table  represents the period from  February  1,  2002,  when  our  ownership  in NYFIX  Millennium  was increased to 80% from 50%,  through  December 31,  2002.  Accordingly,  no compensation is included for 2001.

(3)   Mr. Hahn started with us in  September  2002 and received no  compensation from us in 2001.

(4)   Mr.  Bellardo  started with us in March 2003 and received no  compensation from us in 2001 or 2002.

                                   NYFIX, INC.

Option Grants

      The following table sets forth information regarding stock options granted to the Named Executive  Officers during the year ended December 31, 2003.  These grants are also reflected on the Summary Compensation Table above.

                           Number of
                           Securities    Percentage                                 Potential Realizable Value
                           Underlying     of Total                                   at Assumed Annual Rates
                             Stock         Options       Exercise                         of Stock Price
                            Options      Granted to     Price Per     Expiration      Appreciation for Stock
        Name                Granted       Employees     Share (1)        Date              Options (2)
-------------------------------------    ----------     ---------     ----------    --------------------------
                                                                                        5%               10%
                                                                                    ---------         --------
Mark R. Hahn               75,000 (3)      13.16%         $4.50         1/1/13       $212,252         $537,888
Brian Bellardo             25,000 (4)       4.39%         $4.02        3/21/13       $ 63,204         $160,171

(1)   The  exercise  price of the  options  granted was equal to the fair market value of the underlying common stock on the date of grant.

(2)   The potential  realizable value portion of the foregoing table illustrates values that might be  realized  upon  exercise of the options  immediately prior to the expiration of their term,  assuming the specified  compounded annual  rates of  appreciation  on our  common  stock over the term of the options.  These  numbers do not take into  account  provisions  of certain options  providing for termination of the option following  termination of employment and  non-transferability,  or  differences in vesting  periods.
      Regardless of the theoretical value of an option,  its ultimate value will depend upon the market  value of our common  stock at a future  date,  and that value will  depend on a variety of  factors,  including  the  overall condition of the stock market and our results of operations  and financial condition.  There can be no  assurance  that the values  reflected in this table will be achieved.

(3)   Represents  options  to  purchase  shares of our common  stock  granted on
      January 1, 2003. Of the options granted,  25,000 vested on January 1, 2004 and 25,000 will vest on each of January 1, 2005 and January 1, 2006.

(4)   Represents options to purchase shares of our common stock granted on March
      21, 2003.  Of the options  granted,  8,334  vested on March 21, 2004,  and
      8,333 will vest on each of March 21, 2005, and March 21, 2006.

                                   NYFIX, INC.

AGGREGATED  OPTION EXERCISES AND OPTION VALUES The Named Executive  Officers did
not exercise any options in the fiscal year ended December 31, 2003.

                              Number of Securities        Value of Unexercised
                             Underlying Unexercised           In-the-Money
         Name                 Options at Year-End        Options at Year-End (1)
------------------------    ------------------------    ------------------------
                                (E)           (U)           (E)           (U)
                            ----------    ----------    ----------    ----------
Peter K. Hansen              1,310,625       140,000    $4,088,794    $  160,000
Robert C. Gasser               222,500       215,000       240,000       160,000
Lars Kragh                     318,250         8,000     1,465,050        32,000
Mark R. Hahn                    15,000       120,000        55,500       423,000
Brian Bellardo                      --        25,000            --        97,500

(E)   Exercisable
(U)   Unexercisable
(1)   Options are  "in-the-money"  if the market  price of a share of our common stock on December 31, 2003  exceeded the exercise  price of such  options.
      The value of such options is  calculated  by  determining  the  difference between the  aggregate  market  price of our common stock  underlying  the options on December 31, 2003,  and the  aggregate  exercise  price of such options.  The closing price of a share of our common stock on December 31,
      2003, as reported on the Nasdaq, was $7.92.

DIRECTORS' COMPENSATION

      As  compensation  for their services as members of the Board of Directors, certain non-employee  directors receive options to purchase shares of our common stock at an exercise price equal to the closing price of our common stock on the
date  of  grant.   Options  granted  to  non-employee   directors   during  2003
(exercisable  into an  aggregate  of  60,000  shares of our  common  stock at an exercise  price of $4.74 per share) vest on various  dates in 2004 through 2006, so long as the director completes service through the vesting date. Non-employee directors are reimbursed for reasonable expenses in connection with serving as a director and member of a committee. Mr. Jennings is paid a quarterly stipend for serving as our audit committee  financial  expert,  which amounted to $12,500 in
2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      All of  our  outside  directors  serve  as  members  of  the  Compensation
Committee. Compensation of all executive officers is determined by a majority of the independent directors. None of our executive officers or directors serves as a member  of the  Board of  Directors  or  Compensation  Committee  of any other company that has one or more executive officers or directors serving as a member of our Board of Directors or Compensation Committee.

                                   NYFIX, INC.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         RELATED STOCKHOLDER MATTERS

      The following table sets forth information concerning beneficial ownership of our common stock, as of May 3, 2004, by (1) each person known by us to be the beneficial owner of more than five percent of our outstanding  common stock, (2)
each director,  (3) each of our Named  Executive  Officers and (4) all directors and executive officers as a group. Unless otherwise  indicated,  we believe that each stockholder has sole voting power and sole  dispositive  power with respect to the common stock beneficially owned.

            Name and Address of                  Number of Shares          Percentage of Shares
            Beneficial Owner (1)              Beneficially Owned (2)        Beneficially Owned
------------------------------------------    ----------------------       --------------------

Peter Kilbinger Hansen                             2,765,913 (3)                    8.2%

Carl E. Warden                                     1,456,476 (4)                    4.5%

Lars Kragh                                           696,375 (5)                    2.1%

Robert C. Gasser                                     272,500 (6)                     *

George O. Deehan                                      84,000 (7)                     *

William J. Lynch                                      79,000 (7)                     *

Mark R. Hahn                                          40,000 (8)                     *

William C. Jennings                                   22,000 (9)                     *

Brian Bellardo                                         8,334 (10)                    *

All executive officers and directors as a
  group (9 persons) (11)                           5,424,598 (11)                  15.8%

----------
* Less than 1%

(1)   Unless  otherwise  indicated  the address of each  director  or  executive officer is c/o NYFIX,  Inc.,  Stamford  Harbor  Park,  333 Ludlow  Street,
      Stamford, Connecticut 06902.

(2)   Beneficial  ownership  is based on  32,263,781  shares of our common stock outstanding  as of May 3, 2004.  Shares of our common stock  issuable upon
      exercise  of  options  or  other  rights   beneficially   owned  that  are
      exercisable  within 60 days are  deemed  outstanding  for the  purpose  of computing the percentage  ownership of the person holding such  securities and rights but are not deemed  outstanding  for computing  the  percentage ownership of any other person.

(3)   Includes  1,310,625  shares of our common stock  issuable upon exercise of currently  exercisable  options.  Does not  include  50,000  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

(4)   Includes  100,000  shares of our  common  stock held by The Carl and Vicki
      Warden Family  Foundation,  of which Mr.  Warden is the trustee.  Does not include an  aggregate  of  1,249,760  shares of our  common  stock held by certain adult family members of Mr. Warden and their children.

(5)   Includes  308,250  shares of our common stock  issuable  upon  exercise of currently  exercisable  options.  Does not  include  18,000  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

                                   NYFIX, INC.

(6)   Includes  222,500  shares of our common stock  issuable  upon  exercise of currently  exercisable  options.  Does not include  225,000  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

(7)   Includes  79,000  shares of our common  stock  issuable  upon  exercise of currently exercisable options.

(8)   Includes  40,000  shares of our common  stock  issuable  upon  exercise of currently  exercisable  options.  Does not include  105,000  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

(9)   Includes  20,000  shares of our common  stock  issuable  upon  exercise of currently  exercisable  options.  Does not  include  40,000  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

(10)  Includes  8,334  shares of our common  stock  issuable  upon  exercise  of currently  exercisable  options.  Does not  include  26,666  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

(11)  Includes  2,077,709  shares of our common stock  issuable upon exercise of currently  exercisable  options.  Does not include  464,666  shares of our common stock  issuable  upon  exercise of options  that are not  currently exercisable.

      Information  regarding securities authorized for issuance under our equity compensation  plans  is set  forth  in Part  II,  Item 5 of this  report  and is incorporated by reference in this section.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On June 30,  1999,  Peter K. Hansen,  our  President  and Chief  Executive
Officer,  issued us a  promissory  note in the  principal  amount of  $16,875 as payment for the purchase  price of an option he exercised  for 16,875  shares of our common stock (at an exercise price of $1.00 per share). Such note originally bore interest at 6% per annum,  was scheduled to mature on June 30, 2005 and was secured by the 16,875 shares.  This note was revised on June 30, 2002 to reflect an interest rate of 5.5% per annum.

      On December  30,  1997,  Mr.  Hansen  issued us a  promissory  note in the principal  amount of $230,000 as payment for the purchase  price of an option he exercised for 258,750  shares of our common stock (at an exercise price of $0.89 per share).  Such note  originally  bore  interest  at 6% per annum,  matured on
December 30, 2003 and was secured by the 258,750  shares.  This note was revised on December 30, 2000, to reflect an interest rate of 7.5% per annum.

      On December  31,  1996,  Mr.  Hansen  issued us a  promissory  note in the principal  amount of $50,000 as payment for the  purchase  price of an option he exercised for 112,500  shares of our common stock (at an exercise price of $0.44 per share).  Such note originally  bore no interest,  was scheduled to mature on
December 31, 2004 and was secured by the 112,500  shares.  This note was revised on December 31, 2001, to reflect an interest rate of 5.5% per annum.

      The above-mentioned  promissory notes,  aggregating  $400,096 of principal and interest, were paid in full by Mr. Hansen on December 31, 2003.

      On July 10, 2002, Keith R. Jamaitis,  then the Chief Operating  Officer of our NYFIX USA subsidiary, issued us a promissory note in the principal amount of
$71,229. Such note bore interest at 5.5% per annum and matured on July 10, 2004.
The note was paid in full on May 27, 2004.

      On November 23, 2003, Mr.  Jamaitis,  then the Chief Operating  Officer of our NYFIX USA subsidiary,  issued to the NYFIX,  Inc. 401(k) Plan (the "Plan") a promissory  note in the principal  amount of $30,000 secured by a portion of Mr.
Jamaitis'  vested account  balance in the Plan. Such note bears interest at 5.0%
per annum and matures on December 12, 2008. The outstanding balance of the note, including principal and interest,  was $28,156 at May 10, 2004.

      Mr. Jamaitis was named President of NYFIX USA and an executive  officer in
January 2004.

                                   NYFIX, INC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Our independent  registered public accounting firm,  Deloitte & Touche
LLP, has served in this role since the year ended December 31, 2000.

AUDIT FEES

      The aggregate fees for  professional  services  rendered by Deloitte &
Touche LLP in  connection  with its audit of our annual  consolidated  financial statements  and  reviews of the  interim  financial  statements  included in our quarterly reports on Form 10-Q were approximately  $328,000 and $292,000 for the years ended December 31, 2003 and 2002, respectively.  The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our financial statements for the year ended December 31, 1999, rendered in 2002, were approximately $50,000.

AUDIT-RELATED FEES

      In addition to fees disclosed under "Audit Fees" above, the aggregate fees for professional  services  rendered by Deloitte &  Touche LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of our financial  statements were $143,000 and $90,000 for the years
ended  December  31,  2003  and  2002,  respectively.   Such  services  included
accounting consultations,  consents, the audit of our employee benefit plan and, for 2003, services related to Sarbanes-Oxley Act compliance.

TAX FEES

      The aggregate fees for  professional  services  rendered by Deloitte &
Touche LLP for tax  compliance,  tax  planning and tax advice for the our United
States and foreign  subsidiaries  were $369,000 and $409,000 for the years ended
December 31, 2003 and 2002, respectively.

ALL OTHER FEES

      The aggregate fees for  professional  services  rendered by Deloitte &
Touche LLP for all other fees,  including audits in connection with acquisitions for 2003 and 2002 and  information  technology  services  relating to  financial information  systems  design and  implementation  for 2002,  which were incurred prior to the  enactment of the  Sarbanes-Oxley  Act of 2002  ("Sarbanes-Oxley"),
which prohibits a company's  independent  auditors from providing such services, were  $26,000  and  $546,000  for the years  ended  December  31, 2003 and 2002, respectively.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

      The Audit  Committee of our Board of Directors  pre-approves  on an annual basis the audit, audit-related,  tax and other non-audit services to be rendered by our accountants based on historical information and anticipated  requirements for the following fiscal year. The Audit Committee  pre-approves  specific types or categories of engagements  constituting audit,  audit-related,  tax and other non-audit  services  as well as the range of fee amounts  corresponding  to each such engagement.  To the extent that our management  believes that a new service or the expansion of a current  service  provided by our accountants is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval,  or to an Audit Committee  member by delegation who reports any such review and approval to the Audit Committee at its next meeting, prior to our engagement of our  accountants  to render such services.  Non-audit services,  relating to our employee  benefit  plan,  aggregating  $13,000,  were approved by the Audit Committee pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of
SEC Regulation S-X during the year ended December 31, 2003.

                                   NYFIX, INC.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT

      (1) Financial Statements

            See index to Financial Statements on Page F-1.

      (2) Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts - see Note 15 of the
      Notes to Consolidated Financial Statements.

            Other financial statement schedules are omitted because they are not required, inapplicable or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

          3.1    Restated   Certificate  of  Incorporation  of  the  Registrant.
                 Incorporated  herein  by  reference  from  Appendix  B  to  the
                 Registrant's Proxy Statement filed September 3, 2003.

          3.2    Amended  By-Laws  of the  Registrant.  Incorporated  herein  by reference from Appendix C to the  Registrant's  Proxy Statement filed September 3, 2003.

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

                                   NYFIX, INC.

          10.5   Amendment  No. 2 to  Agreement  and Plan of  Merger  among  the
                 Registrant,  NYOlympus,  Inc. and Javelin  Technologies,  Inc.,
                 dated as of March 26,  2002.  Incorporated  herein by reference from Exhibit 2.3 of Javelin 8-K.

          10.6   Employment Agreement between Peter K. Hansen and the Registrant dated June 24,  1991.  Incorporated  herein by  reference  from
                 Exhibit 3.2 of Registrant's Form 10 filed March 5, 1993.

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

                                   NYFIX, INC.

          10.19  Secured Promissory Note from Renaissance Trading  Technologies,
                 LLC to the  Registrant,  dated as of  March  12,  2003,  in the principal  amount  of  $1.0  million.  Incorporated  herein  by reference  from  Exhibit  10.1  to the  Registrant's  Quarterly
                 Report on Form 10-Q for the period ended March 31, 2003.

          10.20  Form of Agreement and Plan of Merger between NYFIX, Inc., a New
                 York Corporation, and NYFIX (Delaware) Inc. Incorporated herein
                 by  reference  from  Appendix  A  to  the  Registrant's   Proxy
                 Statement filed September 3, 2003.

          10.21  Form of Option to Purchase  Common  Stock of EuroLink  Network,
                 Inc.  Incorporated herein by reference from Exhibit 10.1 to the
                 Registrant's Quarterly Report on Form 10-Q for the period ended
                 September 30, 2003.

          10.22  Purchase  Agreement,  dated as of September  26,  2003,  by and between the Registrant  and the sellers of Renaissance  Trading
                 Technologies,   LLC.  Incorporated  herein  by  reference  from
                 Exhibit 10.2 to the Registrant's  Quarterly Report on Form 10-Q
                 for the period ended September 30, 2003.

          10.23  Employment  Agreement between Brian Bellardo and the Registrant dated March 21, 2003.

          10.24  Business  Continuity  Services Master Agreement,  dated October
                 15, 1997, between Comdisco,  Inc.  (Predecessor to Sungard) and
                 Trinitech Systems, Inc. (Predecessor to NYFIX, Inc.).

          10.25  Advanced  Recovery (AR)  Schedule,  dated February 15, 2000, to the Master  Agreement dated October 15, 1997 between  Comdisco,
                 Inc.   (Predecessor  to  Sungard)  and  NYFIX,   Inc.   listing
                 additional  equipment  and  extending the term of the agreement through February 15, 2005.

          10.26  Addendum to Advanced Recovery (AR) Schedule, dated February 15,
                 2000,  to the Master  Agreement  dated October 15, 1997 between
                 Sungard Recovery Services LP and NYFIX  Millennium,  LLC, dated
                 December 31, 2003,  extending the term of the agreement through
                 February 14, 2009 and changing the monthly Subscription Fees.

          21.1   Subsidiaries of the Registrant

          23.1   Consent of Deloitte & Touche LLP

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
                 302 of the Sarbanes-Oxley Act of 2002.

          32.1   Certification  of Chief Executive  Officer  pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.

          32.2   Certification  of Chief Financial  Officer  pursuant to Section
                 906 of the Sarbanes-Oxley Act of 2002.

                                   NYFIX, INC.

(B) REPORTS ON FORM 8-K

            On October 29,  2003,  we reported  under Items 7 and 12 of Form 8-K our results for the third quarter 2003.

            On November  12, 2003,  we reported  under Items 5 and 7 of Form 8-K that our wholly-owned  subsidiary,  NYFIX Clearing,  had received approval from the  Depository  Trust  and  Clearing  Corporation  to  operate  as a clearing firm.

            On November  17, 2003,  we reported  under Items 5 and 7 of Form 8-K that our shareholders had voted at a special meeting to approve a proposal to change our state of incorporation from New York to Delaware.

(C) EXHIBITS

      See in Item 15(a)3.

(D) FINANCIAL STATEMENT SCHEDULES

      See in Item 15(a)2.

                                   NYFIX, INC.

                                   SIGNATURES

      Pursuant  to the  requirements  of Section  13 or 15(d) of the  Securities
Exchange Act of 1934,  the  Registrant  has caused this report to be signed this
26th  day  of May  2004  on  our  behalf  by  the  undersigned,  thereunto  duly authorized.

                                         NYFIX, INC.

                                         By: /s/ Peter Kilbinger Hansen
                                             -----------------------------------
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

      Pursuant to the  requirements of the Securities  Exchange Act of 1934, the following  persons on behalf of the  registrant and in the capacities and on the dates indicated have signed this report below.

/s/ Peter Kilbinger Hansen    Chairman of the Board and President   May 28, 2004
--------------------------    (Principal Executive Officer)
Peter Kilbinger Hansen

/s/ Mark R. Hahn              Chief Financial Officer               May 28, 2004
----------------              (Principal Financial Officer and
Mark R. Hahn                  Principal Accounting Officer)

/s/ George O. Deehan          Director                              May 28, 2004
--------------------
George O. Deehan

/s/ William C. Jennings       Director                              May 28, 2004
-----------------------
William C. Jennings

/s/ William J. Lynch          Director                              May 28, 2004
--------------------
William J. Lynch

/s/ Carl E. Warden            Director                              May 28, 2004
------------------
Carl E. Warden

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm...................  F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 2003 and 2002..............  F-3

   Consolidated Statements of Operations for the Years Ended
      December 31, 2003, 2002 and 2001....................................  F-4

   Consolidated Statements of Stockholders' Equity and Comprehensive
      Income (Loss) for the Years Ended December 31, 2003, 2002 and 2001..  F-5

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001....................................  F-6

Notes to Consolidated Financial Statements................................  F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of NYFIX, Inc.:

      We have audited the  accompanying  consolidated  balance  sheets of NYFIX,
Inc. and  subsidiaries  (the  "Company") at December 31, 2003 and 2002,  and the
related  consolidated   statements  of  operations,   stockholders'  equity  and
comprehensive  income (loss),  and cash flows for each of the three years in the period ended December 31, 2003. These consolidated  financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated  financial statements present fairly, in all material respects, the financial position of NYFIX, Inc. and subsidiaries at
December 31, 2003 and 2002,  and the results of their  operations and their cash flows for each of the three  years in the  period  ended  December  31,  2003 in conformity with accounting principles generally accepted in the United States of
America.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
May 27, 2004

                                   NYFIX, INC.
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     December 31,
                                                                                -----------------------
                                                                                   2003          2002
                                                                                ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                     $  21,006     $  11,213
  Short-term investments                                                            3,448        10,727
  Accounts receivable, less allowances of $1,839 and $1,207, respectively          10,371        16,601
  Due from unconsolidated affiliates                                                   --           537
  Deferred income taxes                                                               976           590
  Prepaid expenses and other current assets                                         5,874         4,036
                                                                                ---------     ---------
    Total current assets                                                           41,675        43,704
Property and equipment, net                                                        16,592        18,186
Goodwill                                                                           55,966        49,261
Acquired intangible assets, net                                                    10,235         9,404
Investments in unconsolidated affiliates                                            3,088         5,510
Notes receivable and other amounts due from unconsolidated affiliates                 814         2,521
Deferred income taxes                                                              16,424        12,879
Other assets, net                                                                   7,378         5,150
                                                                                ---------     ---------
    Total assets                                                                $ 152,172     $ 146,615
                                                                                =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $   6,664     $   3,729
  Accrued expenses                                                                  6,507         5,360
  Current portion of capital lease obligations                                        531         1,089
  Deferred revenue                                                                  2,732         2,561
  Current portion of long-term debt and other liabilities                           1,894           142
                                                                                ---------     ---------
    Total current liabilities                                                      18,328        12,881
Long-term portion of capital lease obligations                                        135           664
Long-term debt and other liabilities                                                1,137           207
                                                                                ---------     ---------
    Total liabilities                                                              19,600        13,752
                                                                                ---------     ---------
Commitments and contingencies (See Notes)
Stockholders' equity:
  Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued           --            --
  Common stock, $0.001 par value; 60,000,000 shares authorized;
    33,222,475 shares and 32,420,558 shares issued, respectively                       33            32
  Additional paid-in capital                                                      182,863       178,818
  Accumulated deficit                                                             (30,770)      (26,397)
  Treasury stock, 1,361,300 and 1,301,300 shares, respectively, at cost           (19,480)      (19,100)
  Notes receivable issued for common stock                                            (74)         (597)
  Accumulated other comprehensive income                                               --           107
                                                                                ---------     ---------
    Total stockholders' equity                                                    132,572       132,863
                                                                                ---------     ---------
    Total liabilities and stockholders' equity                                  $ 152,172     $ 146,615
                                                                                =========     =========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Year Ended December 31,
                                                       ----------------------------------
                                                         2003         2002         2001
                                                       --------     --------     --------

REVENUE:
  Subscription                                         $ 34,852     $ 31,715     $ 28,955
  Capital sale                                            8,955        8,517        8,123
  Service contract                                        9,370        8,471        4,319
  Transaction                                            12,732        7,109           --
                                                       --------     --------     --------
    Total revenue                                        65,909       55,812       41,397
                                                       --------     --------     --------

COST OF REVENUE:
  Subscription                                           20,403       16,105       12,027
  Capital sale                                            3,066        2,958          894
  Service contract                                        2,859        2,298        1,239
  Transaction                                             8,273        6,945           --
                                                       --------     --------     --------
    Total cost of revenue                                34,601       28,306       14,160
                                                       --------     --------     --------

GROSS PROFIT:
  Subscription                                           14,449       15,610       16,928
  Capital sale                                            5,889        5,559        7,229
  Service contract                                        6,511        6,173        3,080
  Transaction                                             4,459          164           --
                                                       --------     --------     --------
    Total gross profit                                   31,308       27,506       27,237
                                                       --------     --------     --------

OPERATING EXPENSE:
  Selling, general and administrative                    35,763       29,884       12,239
  Research and development                                1,353        1,386          452
  Equity in loss of NYFIX Millennium                         --        1,340       11,550
  Depreciation and amortization                           2,649        3,274        1,406
                                                       --------     --------     --------
    Total operating expense                              39,765       35,884       25,647
                                                       --------     --------     --------
(Loss) income from operations                            (8,457)      (8,378)       1,590

Investment income                                           597          628          737
Interest expense                                           (125)        (262)        (343)
Other expense, net                                         (758)        (621)         (14)
                                                       --------     --------     --------
(Loss) income before income tax (benefit) provision      (8,743)      (8,633)       1,970
Income tax (benefit) provision                           (4,370)      (3,588)       5,427
                                                       --------     --------     --------
Net loss                                               $ (4,373)    $ (5,045)    $ (3,457)
                                                       ========     ========     ========

Loss per common share - basic and diluted              $  (0.14)    $  (0.17)    $  (0.13)
                                                       ========     ========     ========
Weighted average common shares outstanding               31,462       30,126       26,784
                                                       ========     ========     ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND CCOMPREHENSIVE INCOME (LOSS)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                Common stock issued
                                              -----------------------    Additional      Accumulated    Treasury
                                                 Shares     Par value  paid-in capital     deficit        stock
                                              ------------  ---------  ---------------  ------------  ------------
Balance January 1, 2001                       $ 25,109,550  $      25   $     59,629    $    (17,895) $         --
Comprehensive loss:
  Net loss                                              --         --             --          (3,457)           --
  Net unrealized loss on available-for-sale
    securities                                          --         --             --              --            --

      Total comprehensive loss

Exercise of stock options                          384,250         --          2,223              --            --
Issuance of common stock                         3,376,000          4         65,661              --            --
Issuance of warrants                                    --                        44              --            --
Repayment of notes issued for purchase of
  common stock                                          --         --             --              --            --
Interest accrued on notes for common stock,
  net of payments                                       --         --             --              --            --
Purchase of treasury stock(1,301,300 shares)            --         --             --              --       (19,100)
Tax benefit from exercise of stock options              --         --            412              --            --
                                              ------------  ---------   ------------    ------------  ------------
Balance December 31, 2001                       28,869,800         29        127,969         (21,352)      (19,100)
Comprehensive loss:
  Net loss                                              --         --             --          (5,045)           --
  Net unrealized gain on available-for-sale
    securities                                          --         --             --              --            --

      Total comprehensive loss

Exercise of stock options                          169,612         --            477              --            --
Issuance of common stock                         3,381,146          3         50,272              --            --
Repayment of notes issued for purchase of
  common stock                                          --         --             --              --            --
Interest accrued on notes for common stock,
  net of payments                                       --         --             --              --            --
Tax benefit from exercise of stock options              --         --            100              --            --
                                              ------------  ---------   ------------    ------------  ------------
Balance December 31, 2002                       32,420,558         32        178,818         (26,397)      (19,100)
Comprehensive loss:
  Net loss                                              --         --             --          (4,373)           --
  Reversal of net unrealized gain on
    available-for-sale securities                       --         --             --              --            --

      Total comprehensive loss

Exercise of stock options                          279,978         --            838              --            --
Issuance of common stock                           521,939          1          3,031              --            --
Repayment of notes issued for purchase of
  common stock                                          --         --             --              --            --
Interest paid on notes for common stock,
  net of accruals                                       --         --             --              --            --
Acquisition of treasury stock (60,000 shares)           --         --             --              --          (380)
Tax benefit from exercise of stock options              --         --            176              --            --
                                              ------------  ---------   ------------    ------------  ------------
Balance December 31, 2003                       33,222,475  $      33   $    182,863    $    (30,770) $    (19,480)
                                              ============  =========   ============    ============  ============

                                                  Notes        Accumulated
                                               receivable         other           Total
                                               issued for     comprehensive   stockholders'
                                              common stock    income (loss)       equity
                                              ------------    ------------    ------------
Balance January 1, 2001                       $       (662)   $         --          41,097
Comprehensive loss:
  Net loss                                              --              --          (3,457)
  Net unrealized loss on available-for-sale
    securities                                          --             (35)            (35)
                                                                              ------------
      Total comprehensive loss                                                      (3,492)
                                                                              ------------
Exercise of stock options                              (78)             --           2,145
Issuance of common stock                                --              --          65,665
Issuance of warrants                                    --              --              44
Repayment of notes issued for purchase of
  common stock                                         150              --             150
Interest accrued on notes for common stock,
  net of payments                                       (2)             --              (2)
Purchase of treasury stock(1,301,300 shares)            --              --         (19,100)
Tax benefit from exercise of stock options              --              --             412
                                              ------------    ------------    ------------
Balance December 31, 2001                             (592)            (35)         86,919
Comprehensive loss:
  Net loss                                              --              --          (5,045)
  Net unrealized gain on available-for-sale
    securities                                          --             142             142
                                                                              ------------
      Total comprehensive loss                                                      (4,903)
                                                                              ------------
Exercise of stock options                              (70)             --             407
Issuance of common stock                                --              --          50,275
Repayment of notes issued for purchase of
  common stock                                          70              --              70
Interest accrued on notes for common stock,
  net of payments                                       (5)             --              (5)
Tax benefit from exercise of stock options              --              --             100
                                              ------------    ------------    ------------
Balance December 31, 2002                             (597)            107         132,863
Comprehensive loss:
  Net loss                                              --              --          (4,373)
  Reversal of net unrealized gain on
    available-for-sale securities                       --            (107)           (107)
                                                                              ------------
      Total comprehensive loss                                                      (4,480)
                                                                              ------------
Exercise of stock options                               --              --             838
Issuance of common stock                                --              --           3,032
Repayment of notes issued for purchase of
  common stock                                         445              --             445
Interest paid on notes for common stock,
  net of accruals                                       78              --              78
Acquisition of treasury stock (60,000 shares)           --              --            (380)
Tax benefit from exercise of stock options              --              --             176
                                              ------------    ------------    ------------
Balance December 31, 2003                     $        (74)   $         --    $    132,572
                                              ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        Years Ended December 31,
                                                                   ----------------------------------
                                                                     2003         2002         2001
                                                                   --------     --------     --------
Cash flows from operating activities:
  Net loss                                                         $ (4,373)    $ (5,045)    $ (3,457)
  Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation and amortization                                  12,994       11,661        6,465
      Deferred income taxes                                          (2,509)      (2,540)       1,473
      Provision for doubtful accounts                                 2,831        1,146          233
      Equity in loss of unconsolidated affiliates                       832        1,952       11,550
      (Gain) loss on sale of investments                               (235)         (13)          --
      Other, net                                                         27           --           (1)
      Changes in assets and liabilities (net of business
        acquisitions):
        Accounts receivable                                           3,409         (703)      (1,124)
        Prepaid expenses and other assets                            (1,042)        (567)      (1,149)
        Deferred revenue                                                171         (598)      (5,696)
        Accounts payable, accrued expenses and other
          liabilities                                                 3,321       (1,567)       2,286
                                                                   --------     --------     --------
            Net cash provided by operating activities                15,426        3,726       10,580
                                                                   --------     --------     --------
Cash flows from investing activities:
  Purchases of short-term investments                                (7,177)     (10,631)     (91,183)
  Sales of short-term investments                                    14,486       32,992       62,150
  Capital expenditures for property and equipment                    (5,290)      (4,566)      (7,121)
  Capitalization of product enhancement costs and other              (5,345)      (2,829)      (2,744)
  Proceeds from sale of equipment                                         2          387           --
  Payments for acquisitions, net of cash acquired                       (97)      (6,795)          --
  Investments in unconsolidated affiliates                               --       (5,000)      (8,000)
  Loans and advances to unconsolidated affiliates,
    net of repayments                                                (2,408)        (324)      (9,194)
                                                                   --------     --------     --------
            Net cash (used in) provided by investing activities      (5,829)       3,234      (56,092)
                                                                   --------     --------     --------
Cash flows from financing activities:
  Principal payments under capital lease obligations                 (1,087)      (1,192)        (846)
  Repayment of borrowings                                                --           --       (2,000)
  Repayment of notes issued for purchase of common stock                445           70          150
  Acquisition of treasury stock                                          --           --      (19,100)
  Net proceeds from issuance of common stock                            838          407       67,409
                                                                   --------     --------     --------
            Net cash provided by (used in) financing activities         196         (715)      45,613
                                                                   --------     --------     --------
Net increase in cash and cash equivalents                             9,793        6,245          101
Cash and cash equivalents, beginning of year                         11,213        4,968        4,867
                                                                   --------     --------     --------
Cash and cash equivalents, end of year                             $ 21,006     $ 11,213     $  4,968
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

                                   NYFIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

      NYFIX, Inc., (together with its subsidiaries,  the "Company"),  founded in
1991 through the  acquisition of a New York  corporation,  is  headquartered  in
Stamford,  Connecticut.  In  December  2003,  the  Company  reincorporated  as a
Delaware corporation. The Company is an established provider to the domestic and international  financial  markets of trading  workstations,  middle office trade automation  technologies  and trade  communication  technologies.  The Company's
NYFIX Network connects  broker-dealers,  institutions and exchanges. In addition to its  headquarters in Stamford,  the Company has offices on Wall Street in New
York City, in London's Financial District, in Chicago, and in San Francisco. The
Company  operates three data centers in the  northeastern  United States and has established additional data center hubs in London and Amsterdam. The Company has two business  segments:  its  Technology  Services  segment and its  Transaction
Services  segment.  The Company  provides trading  technology,  industry network connectivity and execution services,  offering certain  underlying,  universally
applicable  network  inter-connectivity   products,  systems,   facilities,  and
supporting operations to its segments. The Company's Technology Services segment is a  technology  provider,  focusing on offering  trade-management  systems,  a
centralized   industry    order-routing   network,    order-routing    software,
exchange-floor  automation  systems,  exchange and market access  technology and
post-trade   processing  systems.  The  Company's  Technology  Services  segment customers  consist  primarily of United States  securities  brokerage  firms and international  derivatives  brokerage firms. The Company's  Transaction Services segment is primarily comprised of its NASD registered  broker-dealers,  which in addition  to the  technology  provided  by  the  Company's  Technology  Services segment,  provides an  electronic  execution  venue for trading in United States stocks and direct market access and execution links.

PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of
NYFIX,  Inc.  and  its   majority-owned  and  wholly-owned   subsidiaries.   All
significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

      From October 1999 to November 2000, the Company consolidated the financial statements of NYFIX Millennium, L.L.C. ("NYFIX Millennium") and recorded 100% of
NYFIX Millennium's operating losses as the Company controlled NYFIX Millennium's
Board of Directors. Effective November 1, 2000, the Company no longer controlled the NYFIX  Millennium  Board of Directors  and,  accordingly,  accounted for its investment in NYFIX  Millennium  under the equity method.  Since the Company was the only investor with a substantive  economic  investment or risk of investment in NYFIX Millennium,  the Company absorbed 100% of NYFIX Millennium's  operating losses as an operating  expense.  On February 1, 2002,  the Company  acquired an additional  30%  ownership  interest in NYFIX  Millennium  resulting  in a total ownership  interest of 80% and regained control of the NYFIX Millennium Board of
Directors.  Effective  on that date,  the  Company  consolidated  the  financial statements  of  NYFIX  Millennium  and  recognized  100% of  NYFIX  Millennium's operating  losses  (see  Note  3).  Prior to July 1,  2003,  the  Company's  18%
ownership in Renaissance Trading Technologies, LLC ("Renaissance") was accounted for under the equity  method,  since the  Company  had the  ability to  exercise significant  influence over the operating and financial policies of Renaissance.
Effective July 1, 2003, the Company  acquired the remaining 82% of  Renaissance, which the  Company  did not  already  own.  Since that  date,  the  Company  has consolidated the financial statements of Renaissance (see Note 3). The Company's
40% ownership interest in EuroLink Network,  Inc.  ("EuroLink") is accounted for under the equity method (see Note 4).

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

USE OF ESTIMATES

      The  preparation  of financial  statements in conformity  with  accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,  the disclosure of contingent  assets and liabilities at the dates of the consolidated  financial  statements and the reported amounts of revenue and expense during the reporting  periods in the consolidated  financial statements and accompanying  notes. The estimates include the  collectibility of accounts  receivable,  the useful lives of tangible and intangible  assets,  the recoverability  of goodwill and the  realization  of deferred tax assets,  among others.  The markets for the  Company's  products are  characterized  by intense competition, rapid technological development and pricing pressures, all of which could affect the future  realizability  of the Company's  assets.  Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates.

RECLASSIFICATIONS

      Certain  reclassifications have been made in the prior years' consolidated
financial  statements  to  conform  to  the  current  year's  presentation.   In
connection therewith,  amortization expense of intangible assets of $1.6 million was reclassified from  depreciation and amortization  expense to cost of revenue of $1.6 million for 2002.

REVENUE RECOGNITION

      The Company  recognizes revenue in accordance with Securities and Exchange
Commission  Staff Accounting  Bulletin  ("SAB") No. 101, REVENUE  RECOGNITION IN
FINANCIAL  STATEMENTS,  as amended by SAB 101A and 101B ("SAB 101") and SAB 104,
REVENUE  RECOGNITION.  SAB 101  requires  that four basic  criteria  must be met before  revenue can be  recognized:  (1)  persuasive  evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is
fixed  and  determinable;   and  (4)   collectibility  is  reasonably   assured.
Determination  of  criteria  (3) and  (4) are  based  on  management's  judgment regarding  the fixed  nature of the fee charged for products  delivered  and the collectibility of those fees.

      The Company  recognizes  revenue from software  arrangements in accordance with the American Institute of Certified Public Accountants' ("AICPA") Statement
of Position ("SOP") 97-2,  SOFTWARE REVENUE  RECOGNITION as amended by SOP 98-9,
MODIFICATION  OF SOP 97-2 WITH  RESPECT  TO  CERTAIN  TRANSACTIONS.  Revenue  is
recognized  when  persuasive  evidence of an arrangement  exits and delivery has
occurred,  provided  the  fee  is  fixed  or  determinable,   collectibility  is
reasonably   assured  and  the   arrangement   does  not   require   significant
customization or modification of the software.

      The Company  recognizes  revenue for contracts with multiple  deliverables that are not covered under SOP 97-2 in accordance with the Financial  Accounting
Standards Board's ("FASB") Emerging Issues Task Force ("EITF") 00-21, ACCOUNTING
FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES ("EITF No. 00-21"). EITF No.
00-21  applies to  certain  contractually  binding  arrangements  under  which a company performs  multiple revenue  generating  activities and requires that all
companies   account  for  each  element  within  an  arrangement  with  multiple deliverables as separate units of accounting if (a) the delivered item has value on a stand-alone  basis,  (b) there is objective  and reliable  evidence of fair value and (c) the amount of the total  arrangement  consideration is fixed. EITF
No.  00-21 was  effective  for revenue  arrangements  entered  into in reporting periods  beginning after June 15, 2003 and was adopted by the Company  effective
July 1, 2003.

      The  Company's  revenue  is  comprised  of  subscription,   sale,  service
contract, and transaction revenue.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Subscription revenue contracts are for providing the Company's systems and use of its NYFIX  Network,  with an initial term of generally one to three years with automatic  annual renewal periods unless the Company receives prior written notice of  cancellation.  Additional  services,  provided  under  schedules,  or addendums to the contracts, are either co-terminus with the original contract or have  provisions  similar  to the  original  contract.  Under  the  terms of the subscription  contracts and addendums,  customers are typically  invoiced a flat periodic charge after initial  installation and acceptance.  The revenue related to these  contracts  is  recognized  over the  initial  term of the  contract or addendum,  on a  straight-line  basis.  The  Company  also  includes  within its subscription  revenue,  telecommunication  and other charges,  which the Company provides  to the  customer  at  cost  plus a  normal  profit.  Such  revenue  is recognized  as the  services  are  provided.  As the  Company  has no history of
significant   cancellations,   the  Company   does  not  record  a  reserve  for
cancellations.

      Capital sale revenue, which is comprised of software and capital equipment sales,  is  recognized  when the  software and  equipment  have been shipped and accepted  by the  customer  and when other  contractual  obligations,  including installation if applicable,  have been satisfied and collection of the resulting receivable  is  reasonably  assured.  Capital  sale  revenue  is  recognized  in accordance  with SOP 97-2,  described  above.  As the  Company has no history of significant  sales returns or allowances,  the Company does not record a reserve for sales returns and allowances.

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

      Transaction  revenue  consists of per-share  fees charged to customers who send and receive a match and  execution  in the  Company's  Alternative  Trading
System ("ATS"), customers to whom the Company provides execution and smart order routing technology and gateways to access markets in: (i) their own name, (ii) a third party name, or (iii) the  Company's  name.  Revenue on these  contracts is generally  invoiced  monthly in  arrears or is  obtained  through  the  clearing process  within  three  days of the trade date and  recognized  in the period in which  it is  earned.  Certain  transaction  revenue  contracts,  which  include multiple deliverables, or other types of revenue are accounted for in accordance with EITF 00-21,  described  above.  Some of these  contracts have basic minimum fees  reflecting  the Company's  commitment  of technology to the customer.  The arrangement  consideration  is allocated  to each element  based on the relative fair  values of each  element.  The  Company  accounts  for each  element  of an arrangement with multiple  deliverables  separately.  Vendor specific  objective evidence  for fair value of services is  primarily  determined  by  reference to renewal pricing.

      Revenue on contracts invoiced in advance of the service being performed is deferred and  recognized  as revenue  over the period  earned and is included in
"deferred revenue" in the accompanying  consolidated  balance sheets.  Shipping, handling and installation  charges, if any, are generally invoiced to a customer and are included in revenue upon completion of the installation.

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

      Amortization expense of acquired intangible assets is recognized as a cost of revenue relating to the applicable revenue category.

      Research  and  development  costs are  expensed as  incurred.  These costs consist  primarily of salaries and related costs for  technical and  programming personnel.  Research and development expense was $1.4 million, $1.4 million, and
$0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company expenses  advertising costs as incurred.  Advertising  expense was $0.8 million,  $1.0 million,  and $0.2 million for the years ended  December
31, 2003, 2002 and 2001, respectively.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

      The  Company  considers  all  highly  liquid   investments  with  original
maturities  of  three  months  or  less  to  be  cash  equivalents.   Short-term
investments  consist  of  auction  rate  certificates  and  mutual  funds.  Such investments  are stated at fair value as determined by the most recently  traded price of each  security at the  balance  sheet date.  The  Company's  short-term investments are classified as available-for-sale securities under the provisions of the FASB's  Statement of  Financial  Accounting  Standards  ("SFAS") No. 115,
ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

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

      The cost  basis of  short-term  investments,  which are  primarily  mutual funds,  at  December  31,  2003 and 2002 were $3.4  million  and $10.5  million, respectively.

ACCOUNTS RECEIVABLE

      Accounts  receivable  are stated at net  realizable  value,  by  recording allowances for those accounts  receivable  amounts that the Company believes are uncollectible due to the inability of customers to make required  payments.  The collectibility  of accounts  receivable is evaluated  based on a combination  of factors.  In circumstances  where the Company is aware of a specific  customer's inability  to meet its  financial  obligations  (e.g.,  bankruptcy  filings),  a specific reserve for bad debts is recorded against amounts due to reduce the net receivable to the amount the Company reasonably believes will be collected.  For all other  customers,  management  estimates  a reserve for bad debts based upon applying  certain  percentages,  based on  historical  loss  trends,  to certain accounts  receivable  aging  categories,  net of accounts  receivable  for which revenue recognition has been deferred.

      In the fourth  quarter of 2003, a discussion  intensified  around  trading rules and other issues at the NYSE.  NYSE  management  changes and proposed rule changes at the exchange caused the Company's management to become concerned with certain  customer  groups,  including  independent  "$2  brokers,"  and  certain individual  customers whose economic  viability could become  challenged if such proposed rules were adopted.  To increase the Company's  immediate cash position and to reduce the  Company's  exposure to these  customers  going  forward,  the
Company initiated an aggressive program to accelerate the collection of past due accounts  receivable  through,  among other things, the issuance of discounts to certain customers.  Principally as a result of this program, the Company reduced its accounts  receivable,  net from $18.4 million at September 30, 2003 to $10.4 million at December  31,  2003 and  recorded an  incremental  provision  of $2.2 million for these discounts and other  allowances which is included in "selling, general  and  administrative"  expense  in the  accompanying  2003  consolidated statement of operations.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

BUSINESS CONCENTRATIONS AND CREDIT RISK

      The Company's revenue is derived from the financial services  marketplace, primarily the  brokerage  community.  As of and for the year ended  December 31,
2003,  no customer  accounted  for more than 10% of accounts  receivable or more than 10% of  revenue.  As of and for the  year  ended  December  31,  2002,  one customer accounted for 11% of accounts receivable, but no customer accounted for more than 10% of revenue.  For the year ended  December 31,  2001,  one customer accounted for 12% of revenue and another customer accounted for 10% of revenue.

INVENTORY

      Inventory was $0.8 million and $1.1 million at December 31, 2003 and 2002, respectively,  and is included in "prepaid expenses and other current assets" in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

      Property and  equipment is stated at cost less  accumulated  depreciation.
Included  in  equipment  are certain  costs  related to the  development  of the
Company's  NYFIX  Network  to  support  its   subscription   and  service  based
businesses.  Depreciation  of  property  and  equipment  is  provided  using the straight-line method over their estimated useful lives. In those cases where the
Company  determines that the useful life of long-lived  asset should be revised, the  Company  will  depreciate  the net book  value in excess  of the  estimated residual value over its revised remaining useful life.

ACQUISITIONS AND GOODWILL

      The consolidated financial statements include the results of operations of the acquired  businesses  from the dates of their  respective  acquisition.  Net assets of acquired  businesses  are  recorded at their fair value at the date of acquisition.  Goodwill represents  acquisition costs in excess of the fair value of net assets  acquired and  liabilities  assumed.  The Company adopted SFAS No.
142,  GOODWILL  AND OTHER  INTANGIBLE  ASSETS  effective  January 1,  2002.  The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units,  determine the carrying value of those reporting units, and estimate the fair value of the reporting units so that a goodwill impairment test  can be  performed.  The  Company's  reporting  units  are the  same as its reportable  segments  identified  in Note 14. In the first step of the  goodwill impairment  test,  the fair  value of each  reporting  unit is  compared  to its carrying value.  If the fair value exceeds the carrying  value,  goodwill is not deemed to be impaired and no further testing is performed. If the carrying value exceeds the fair value, the second step must be performed,  and the implied fair value of the reporting  unit's  goodwill must be determined  and compared to the carrying value of the goodwill for the reporting  unit. If the carrying value of a reporting unit's goodwill  exceeds its implied fair value,  then an impairment loss equal to the  difference  is  recorded.  In the  absence  of  circumstances requiring  impairment  testing on a quarterly or other more frequent basis,  the
Company's  annual  impairment  testing  date,  using  the  discounted  cash flow valuation  method,  is the  beginning  of the fiscal  fourth  quarter,  which is
October  1. In  accordance  with SFAS No.  142,  goodwill  would be  tested  for impairment  on an interim  basis if events or changes in  circumstances  suggest that  goodwill  might be impaired.  There was no  impairment of goodwill for the years ended December 31, 2003 and 2002.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

PRODUCT ENHANCEMENT COSTS

      Costs  incurred in the research,  design and  development  of software for sale to others as a separate  product or  embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter,  product enhancement costs, consisting primarily of payroll and related costs,  purchased  materials and services and software to be used within the Company's products that significantly  enhance the marketability or  significantly  extend the life of the products are capitalized and amortized to cost of revenue on a straight-line basis over three years, beginning when the products  are  offered  for sale or the  enhancements  are  integrated  into the products.  Product  enhancement  costs are  included  in "other  assets"  on the
accompanying   consolidated  balance  sheets.  Management  is  required  to  use professional  judgment in determining whether product enhancement costs meet the criteria for immediate  expense or  capitalization,  in accordance with SFAS No.
86,  ACCOUNTING  FOR THE  COSTS OF  COMPUTER  SOFTWARE  TO BE SOLD,  LEASED,  OR
OTHERWISE MARKETED.

LONG-LIVED ASSETS

      The Company  reviews the carrying  value of long-lived  assets,  including property and  equipment,  intangible  assets,  investments  and other  long-term amounts due from  unconsolidated  affiliates and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.  If such an event or circumstances  occurs, the related estimated fair value of the assets would be compared to the carrying amount,  and if needed,  the Company  would record an  impairment  charge to the extent by which the carrying  amount exceeds the fair value of the asset.  There was no impairment of long-lived assets recorded for the years ended December 31,
2003, 2002 and 2001.

INCOME TAXES

      The Company  accounts  for income taxes in  accordance  with SFAS No. 109,
ACCOUNTING FOR INCOME TAXES,  which requires  recognition of deferred tax assets and  liabilities  for the expected  future tax  consequences of events that have been included in the financial statements or tax returns using presently enacted income  tax  rates.  Management  records  deferred  tax  assets to the extent it believes there will be sufficient  future taxable income to utilize those assets prior to their  expiration.  To the  extent  the  Company  is unable to  realize deferred tax assets, the Company would record a valuation  allowance against the unrealizable  amount,  and  record a charge  against  operating  results.  As of
December 31, 2003 and 2002, no valuation allowance was required,  as the Company believes it more likely than not that the deferred tax assets will be realized.

FINANCIAL INSTRUMENTS

      The  carrying  value  for  all  current  assets  and  current  liabilities approximates fair value because of their short-term nature.

FOREIGN CURRENCY TRANSLATION

      The  Company's   functional   currency  is  the  United   States   dollar.
Accordingly,  the monetary  assets and  liabilities of the London  operation are translated at year-end exchange rates while non-monetary  assets and liabilities are  translated  at  historical  rates.  Revenue and expense are  translated  at average rates in effect  during the year,  except for  depreciation  and cost of sales, which are translated at historical rates.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

COMPREHENSIVE INCOME (LOSS)

      The Company reflects other comprehensive  income (loss), which consists of unrealized  gains and  losses on  available-for-sale  securities,  as a separate component  of  stockholders'  equity  as  required  by SFAS No.  130,  REPORTING
COMPREHENSIVE INCOME.

STOCK-BASED EMPLOYEE COMPENSATION

      The Company accounts for its stock-based employee compensation plans under the recognition and measurement  provisions of the Accounting  Principles  Board
Opinion  ("APB") No. 25,  ACCOUNTING  FOR STOCK ISSUED TO EMPLOYEES  and related interpretations and has elected the  disclosure-only  alternative under SFAS No.
123,  ACCOUNTING FOR  STOCK-BASED  COMPENSATION.  The Company does not recognize stock-based  compensation  expense in its reported  results as all stock options granted had an exercise price equal to the fair value of the  underlying  common stock on the date of grant.  The following  table  illustrates the effect on net
(loss)  income and (loss)  income per share if the  Company had applied the fair value  recognition  provisions  of SFAS  No.  123,  ACCOUNTING  FOR  STOCK-BASED
COMPENSATION,   as  required  by  SFAS  No.  148,   ACCOUNTING  FOR  STOCK-BASED
COMPENSATION - TRANSITION AND DISCLOSURE,  to stock-based employee  compensation
(also see Note 13):

                                                       Year Ended December 31,
                                                ----------------------------------
                                                  2003         2002         2001
                                                --------     --------     --------
                                             (in thousands, except per share amounts)
Net loss, as reported                           $ (4,373)    $ (5,045)    $ (3,457)
Compensation expense based on the fair value
   method, net of tax                             (5,013)      (8,046)      (7,948)
                                                --------     --------     --------
Pro forma net loss                              $ (9,386)    $(13,091)    $(11,405)
                                                ========     ========     ========

Basic and diluted loss per common share:
   As reported                                  $  (0.14)    $  (0.17)    $  (0.13)
                                                ========     ========     ========
   Pro forma                                    $  (0.30)    $  (0.43)    $  (0.43)
                                                ========     ========     ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In  January  2003,  the  FASB  issued   Interpretation   No.  ("FIN")  46,
CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is  considered  to  be a VIE  when  it  has  equity  investors  which  lack  the
characteristics  of  a  controlling   financial  interest,  or  its  capital  is
insufficient  to  permit  it  to  finance  its  activities   without  additional
subordinated  financial  support.  Consolidation  of a  VIE  by an  investor  is required when it is  determined  that the investor will absorb a majority of the
VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the  requirements of SFAS No. 140,  ACCOUNTING FOR TRANSFERS AND SERVICING OF
FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.  VIEs created after January
31, 2003 must be consolidated immediately. In December 2003, the FASB issued FIN
46 (revised) ("FIN 46R"),  CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46R
clarified  some of the  provisions of FIN 46 and deferred the effective  date of implementation  for certain  entities.  Under the guidance of FIN 46R,  entities that do not have  interests  in  structures  that are  commonly  referred  to as special  purpose  entities  ("SPEs") are required to apply the provisions of FIN
46R in financial  statements  for periods  ending after March 15, 2004, for VIEs that existed prior to February 1, 2003.  The Company does not have  interests in
SPEs and will apply the provisions of FIN 46R starting with the Company's  first quarter 2004 financial  statements.  The Company does not expect the adoption of
FIN 46R to have an effect on its consolidated financial statements.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      In May  2003,  the  FASB  issued  SFAS No.  150,  ACCOUNTING  FOR  CERTAIN
FINANCIAL  INSTRUMENTS  WITH  CHARACTERISTICS  OF BOTH LIABILITIES AND EQUITIES.
SFAS No. 150  establishes  standards for how an issuer  classifies  and measures certain  financial  instruments  with  characteristics  of both  liabilities and equities.  It requires that an issuer  classify a financial  instrument  that is within its scope as a  liability  (or an asset in some  circumstances).  Many of those  instruments  were  previously  classified  as  equity.  SFAS  No.  150 is effective for financial instruments entered into or modified after May 31, 2003.
The  adoption  of  SFAS  No.  150  did  not  have  an  effect  on the  Company's consolidated financial statements.

2. PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following:

                                                           December 31,
                                                   ---------------------------      Useful Lives
                                                     2003               2002           (Years)
                                                   --------           --------      ------------
                                                          (in thousands)
Computer software                                  $  4,456           $  4,042          4 - 5
Leasehold improvements                                2,071              1,943          2 - 8
Furniture and equipment                               6,548              5,757          3 - 7
Subscription and data center equipment               27,993             22,868          3 - 5
                                                   --------           --------
  Total property and equipment, gross                41,068             34,610
Less: Accumulated depreciation                       24,476             16,424
                                                   --------           --------
  Total property and equipment, net                $ 16,592           $ 18,186
                                                   ========           ========

      Assets held under capital leases, included in above, consisted of the following:

                                                           December 31,
                                                   ---------------------------      Useful Lives
                                                     2003               2002           (Years)
                                                   --------           --------      ------------
                                                          (in thousands)
Furniture and equipment                            $    115           $    115          3 - 5
Data center equipment                                 2,969              2,969          3 - 5
                                                   --------           --------
  Total property and equipment held under
    capital leases, gross                             3,084              3,084
Less: Accumulated depreciation                        1,877              1,018
                                                   --------           --------
  Total property and equipment held under
    capital leases, net                            $  1,207           $  2,066
                                                   ========           ========

      Depreciation and amortization  expense for property and equipment was $8.0 million,  $7.7 million and $4.7  million for the years ended  December 31, 2003,
2002 and 2001,  respectively.  Of these amounts,  $5.4 million, $4.4 million and
$3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, were  included  in cost of revenue.  Amortization  expense for assets held under capital leases  included  above was $0.8 million,  $1.2 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3. ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

ACQUISITIONS

RENAISSANCE

      On October 2, 2002, the Company acquired an 18% interest in the membership units of Renaissance.  Renaissance was formed to  commercialize a Nasdaq trading platform  (the  "Platform").  The Company  acquired  its  interest in return for
300,000  shares of the  Company's  common  stock  with a fair value of $3.74 per share,  totaling $1.1 million.  In addition,  the Company  received an option to purchase,  between  October 2004 and October 2006, a minimum of 20% to a maximum of 40% of the total outstanding membership units of Renaissance at a price to be determined  based upon a formula.  The  intellectual  property rights and source code to the Platform were  developed over the last several years by a major bank and brokerage firm. In connection with its investment, the Company acquired, for
$1.0 million,  the intellectual  property rights and source code to the Platform from the major  bank and  brokerage  firm,  and  contributed  such  intellectual property  rights  and  source  code  to  Renaissance.  The  total  $2.1  million investment  in  Renaissance  was  reflected as  "investments  in  unconsolidated affiliates" in the accompanying consolidated balance sheet at December 31, 2002.
In consideration for the intellectual property rights contributed and funding of the operating costs and capital expenditures, the Company was to share in 50% of
Renaissance's revenue for, at a minimum, three years.

      In October  2002,  the  Company  loaned  $1.5  million to  Renaissance  in exchange for a convertible  secured  promissory  note. The note bore an interest rate of 5.5%, was due in October 2007, or was  convertible  into 6,400,000 units
(or 32% of the total  outstanding  membership  units,  subject to  dilution)  of
Renaissance,  at the Company's  option.  In February 2003, the Company loaned an additional  $1.0 million to  Renaissance  in exchange  for a secured  promissory note.  The note bore an interest  rate of 5.5% and was due in February  2008. In addition,  the Company funded  Renaissance  $1.0 million and $1.2 million during the three  months  ended  December  31, 2002 and six months ended June 30, 2003,
respectively,   for  certain   operating  costs  and  capital   expenditures  of
Renaissance.  The $1.0 million  advance was reflected as "notes  receivable  and
other  amounts  due  from   unconsolidated   affiliates"  in  the   accompanying
consolidated   balance   sheet  at  December  31,  2002.   The  Company   sublet
approximately 8,000 square feet of office space to Renaissance at an annual cost of $0.2 million.  Prior to July 1, 2003, the Company's investment in Renaissance was accounted for under the equity method.  During the six months ended June 30,
2003 and the three months ended  December  31,  2002,  the Company  recorded its equity  in  the  losses  of  Renaissance  of  $0.3  million  and  $0.1  million, respectively,  which were included in "other expense,  net" in the  accompanying consolidated  statements of operations for the years ended December 31, 2003 and
2002.

      On July 1, 2003, the Company  acquired the remaining 82% of the membership units  of  Renaissance,  which  it  did  not  already  own.  The  Company's  key considerations  for the acquisition of Renaissance  included the ability to sell its  products  into the over  the  counter  ("OTC")  market,  or by  integrating
Renaissance  features into existing NYFIX products to enable customers to have a single view and access to the OTC and listed marketplaces from one workstation.

      The  Company  financed  the  July  2003  Renaissance  acquisition  by  (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable,  at the Company's option, in its common stock or cash to certain unitholders of Renaissance  maturing in December
2004, having a fair value of $1.3 million; (c) promissory notes payable, at the

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Company's  option,  in its common stock or cash to certain  unitholders of
Renaissance  with annual maturity dates ranging between June 2004 and June 2007, having a fair  value of $1.3  million;  and (d) 59,653  shares of the  Company's common stock with selling  restrictions  to certain  unitholders of Renaissance, having a fair value of $0.3 million (see Note 6). On April 7, 2004,  pursuant to notice from certain payees after default on the notes, the Company issued shares of its common stock in payment of $2.0 million of such notes. Certain contingent liabilities remain with respect to such notes.

      In  connection   with  the   acquisition,   the  Company   contributed  to
Renaissance's  capital certain obligations that Renaissance owed to the Company, including  the  aforementioned  promissory  note and advances  aggregating  $3.2 million.  In addition,  the Company  acquired 60,000 shares of its common stock, valued at $0.4  million,  that it had  issued in  connection  with its  original investment in Renaissance,  and which Renaissance had acquired.  The Company has
classified   these  60,000  shares  as  "treasury  stock"  in  the  accompanying consolidated balance sheet at December 31, 2003.

      The total purchase price, including the Company's pre-acquisition basis of
$1.3 million,  was $11.8 million. The excess of the purchase price over the fair value of the net assets  acquired  was $8.2  million  and has been  recorded  as goodwill.

JAVELIN

      Javelin  Technologies,  Inc.  (with  its  subsidiaries,  "Javelin")  is  a
provider  of  electronic  trade   communication   technology  and  FIX  protocol
technology.  The FIX protocol is a messaging standard underlying language, which was developed to enable  real-time  electronic  trading and  communications.  In utilizing  the FIX protocol  technology,  companies can eliminate the high costs and  associated  risks of  developing  their own  proprietary  network links and implementing a non-standard protocol.

      On March 31,  2002,  the Company  acquired  100% of the  capital  stock of
Javelin. Some of the Company's key considerations for the acquisition of Javelin
included   increased   connectivity  to  the  buy-side   institutional   market,
consolidated  product  offering,  including  cross-selling of the Company's core products and  transaction  services,  and a single point of electronic  exchange access  across all major  domestic  and  international  equity  and  derivatives exchanges.

      The Company  financed  the  transaction  with a  combination  of (i) $10.0 million in net cash; (ii) 2,784,896 shares of common stock of the Company having a fair value of $41.2  million at March 31, 2002;  and (iii)  493,699  shares of common  stock of the  Company  having a fair value of $3.5  million at March 31,
2002,  reserved for issuance upon  exercise of Javelin stock options  assumed by the Company.  The Company incurred  approximately $1.2 million in costs directly
associated   with  the   acquisition,   which  were   included  in  the  overall
consideration.  The cash portion of the purchase  price was paid with  available funds.  The excess of the purchase price of $56.1 million over the fair value of the net assets acquired was $41.9 million and has been recorded as goodwill.  As a result of filing its 2002 tax returns,  the Company determined,  in the fourth quarter of 2003, the existence of deferred tax assets related to its acquisition of Javelin of $0.4 million.  The Company accounted for this incremental deferred tax asset as a reduction of goodwill.

      Of the  aforementioned  purchase  price,  $1.0 million in cash and 270,945 shares of common  stock,  having a fair value of $4.0 million at March 31, 2002, was being  held in escrow  by an  unrelated  party  subject  to a final  working
capital  adjustment.   On  March  15,  2004,  a  representative  of  the  former
shareholders of Javelin  executed a settlement  agreement with the Company that, among other things,  paid the Company $1.3 million and distributed the Company's common  stock held in the escrow fund to the former  Javelin  shareholders.  The
Company  recorded  the  $1.3  million  of net  proceeds  it  received  from  the settlement in the first quarter of 2004 as a reduction in goodwill.

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
Company recorded a liability as of the date of the acquisition equal to the fair value of this  liability  and adjusted the amount for the expected  gross profit that Javelin  would  normally  realize on service  maintenance  contracts.  Such amounts  since  the  date  of  acquisition  were  recognized  as  revenue  on  a straight-line  basis over the remaining  service  maintenance  contract  periods through March 31, 2003. The purchase price  allocation of these  obligations was included in "deferred revenues" in the accompanying  consolidated  balance sheet at December 31, 2002.

NYFIX MILLENNIUM

      NYFIX Millennium, a broker-dealer,  developed an ATS, which, in this case, is an  electronic  system  that  matches  buyers  and  sellers  in a  completely anonymous environment.

      On October 27, 1999, the measurement  date, NYFIX Millennium was formed by the Company and seven global international  investment banks and brokerage firms consisting of the "Initial  Partners":  Deutsche Bank US Financial Markets,  ABN
Amro Securities  (formerly ING Barings),  Lehman  Brothers,  Morgan Stanley Dean
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
There were no other intangible assets acquired.  The remaining $16.4 million was accounted for as a prior period adjustment related to 1999.

      Since the fair value of the Company's  common stock issued to purchase the
Option was greater than the cash equity investment by the Initial  Partners,  it was  determined  that the Initial  Partners'  consideration  given in the option

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

transaction  was not viewed as having  economic  substance or  investment  risk.
Thus,  the Company  accounted for this  integrated  transaction as a sale of its common stock to the Initial Partners,  in exchange for cash and the Option.  The
Company accounted for the total $16 million contributed to NYFIX Millennium (the
Company's $2 million and the Initial Partners' $14 million) as its investment in
NYFIX Millennium and absorbed 100% of the operating losses.

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

result, the Company increased its ownership interest in NYFIX Millennium to 80%.
At the  point of  exercising  the  Option  and  regaining  control  of the NYFIX
Millennium  Board and as a result of the  aforementioned  items,  the  Company's aggregate  purchase price of NYFIX Millennium was $9.1 million,  which consisted of:  (i) the Option  issued by the  Initial  Partners  with a fair value of $4.2 million;  (ii) the Option  issued by the New Partners  with a fair value of $0.4 million, and (iii) the Company's common stock issued to the Initial Partners and
New Partners for exercise of the Option with a fair value of $4.5 million on the date of  exercise.  The  Company  allocated  $2.2  million  to the fair value of intangible assets acquired,  resulting in goodwill of $6.9 million.  As a result of filing its 2002 tax returns, the Company determined, in the fourth quarter of
2003,  the  existence  of  deferred  tax assets of $1.1  million  related to its acquisition  of an 80%  ownership  interest  in NYFIX  Millennium.  The  Company accounted for this incremental deferred tax asset as a reduction of goodwill.

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

      NYFIX Millennium's statements of operations for the one month period ended
January 31, 2002 and the year ended December 31, 2001 were as follows:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                  Month Ended        Year Ended
                                                  January 31,       December 31,
                                                     2002               2001
                                                  -----------       ------------
                                                          (in thousands)
Revenue:
  Transaction                                      $     77           $    142

Cost of Revenue:
  Transaction                                           105                900
                                                   --------           --------

Gross Profit:
  Transaction                                           (28)              (758)

Operating Expense:
  Selling, general and administrative                 1,215              8,129
  Research and development                               --              2,000
  Depreciation and amortization                         117                960
                                                   --------           --------
    Total operating expense                           1,332             11,089

Interest expense                                        (38)               (43)
Interest income                                          20                297
                                                   --------           --------
Net loss                                           $ (1,378)          $(11,593)
                                                   ========           ========

      Financial  information   reconciling  NYFIX  Millennium's   statements  of
operations to the Company's equity in loss of NYFIX Millennium for the one month period  ended  January  31,  2002 and the year ended  December  31, 2001 were as follows:

                                                  Month Ended        Year Ended
                                                  January 31,       December 31,
                                                     2002               2001
                                                  -----------       ------------
                                                          (in thousands)
Net loss                                           $ (1,378)          $(11,593)
Elimination of inter-company interest                    38                 43
                                                   --------           --------
Equity in loss of NYFIX Millennium                 $ (1,340)          $(11,550)
                                                   ========           ========

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NYFIX TRANSACTION SERVICES

      In December  2001,  the Company  acquired  an inactive  broker-dealer  for
$34,000 and filed a  membership  application  with the National  Association  of
Securities  Dealers  ("NASD") to operate as a  broker-dealer  through the wholly owned  subsidiary,  which was renamed  NYFIX  Transaction  Services,  Inc.  NASD approved  the  application  in May 2002 and  NYFIX  Transaction  Services  began generating  revenue  on  July  1,  2002.  NYFIX  Transaction  Services  provides electronic execution, primarily to domestic and international broker-dealers and specialized  trading firms. The $34,000 cost of the acquisition was allocated to goodwill.

ALLOCATION OF ASSETS ACQUIRED

      The purchase prices of the aforementioned acquisitions have been allocated to the assets acquired and  liabilities  assumed based on the fair values at the respective acquisition dates.

                                                          NYFIX
                                         Renaissance    Millennium       Javelin
                                         -----------    ----------       -------
Assets:                                               (in thousands)
  Current assets                           $   129        $ 7,600        $ 5,598
  Property and equipment                     1,175          4,731          1,345
  Intangible assets                          3,100          2,200          8,800
  Goodwill                                   8,240          5,768         41,924
  Deferred tax assets                           --          1,138          3,931
  Other assets                                  --             74            288
                                           -------        -------        -------
    Total assets acquired                   12,644         21,511         61,886
                                           -------        -------        -------
Liabilities:
  Current liabilities                          706          3,904          5,244
  Deferred tax liabilities                     113             --             --
  Subordinated loan payable to
    NYFIX, Inc.                                 --          6,000             --
  Long-term debt                                --             --            166
  Other long-term liabilites                    --             --            356
                                           -------        -------        -------
    Total liabilities assumed                  819          9,904          5,766
                                           -------        -------        -------
      Net assets acquired                  $11,825        $11,607        $56,120
                                           =======        =======        =======

PRO FORMA EFFECT

      The table below  presents  the  summarized  unaudited  pro forma  combined results of operations for the years ended  December 31, 2003 and 2002,  assuming the  acquisitions of NYFIX  Millennium and Javelin had taken place on January 1,
2002 and the  acquisition  of  Renaissance  had taken place on September 9, 2002
(date of commencement  of operations),  and giving effect to the addition of the
New Partners  and the Option  exercise as of January 1, 2002 and the issuance of
NYFIX shares issued in  connection  with the  acquisition  of  Renaissance.  The unaudited pro forma  combined  results of operations for both years was prepared based upon the  historical  results of operations  of the Company,  Renaissance,
NYFIX  Millennium  and Javelin for the  respective  years,  and include  certain adjustments,  such as  additional  amortization  expense as a result of acquired intangible  assets.  The  unaudited  pro forma  combined  results of  operations presented  below have been  prepared for  comparative  purposes  only and do not necessarily  reflect future events that may occur after the  acquisitions.  As a result of these  assumptions,  estimates  and  uncertainties,  the  accompanying unaudited pro forma combined  results of operations does not purport to describe the  actual  results  of  operations  that  would  have  been  achieved  had the acquisitions  in fact  occurred on the dates  indicated,  nor does it purport to predict the Company's future results of operations.

      The summarized  unaudited pro forma combined results of operations were as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                        2003              2002
                                                     ----------        --------
                                                            (in thousands,
                                                      except per share amounts)
Revenue                                              $   65,919        $ 59,573
                                                     ==========        ========

Net loss                                             $   (5,489)       $ (9,451)
                                                     ==========        ========

Loss per common share - basic and diluted            $    (0.17)       $  (0.31)
                                                     ==========        ========

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

      Goodwill  and other  acquired  intangibles  at December  31, 2003 and 2002 primarily  relate to the Company's  2003  acquisition  of  Renaissance  and 2002 acquisition of an additional 30% ownership  interest in NYFIX Millennium and the acquisition  of  Javelin  described  above.  In  the  absence  of  circumstances requiring  impairment  testing on a quarterly or other more frequent basis,  the
Company has set October 1 as its annual  testing date for  goodwill  impairment.
Effective  October 1, 2003 and 2002,  the Company  performed its annual test for impairment  using  the  discounted  cash  flow  valuation  method.  There was no indication of  impairment to the value of goodwill for the years ended  December
31,  2003  and  2002.  The  Company  completed  the  asset  valuations  for  the
Renaissance acquisition during the fourth quarter of 2003, and intangible assets were adjusted from the estimated amount of $3.0 million as of September 30, 2003 to $3.1 million,  with fourth quarter amortization expense adjusted accordingly.
As a  result  of the  filing  of  income  tax  returns  for  Javelin  and  NYFIX
Millennium,  the Company adjusted goodwill to realize  incremental  deferred tax assets of $0.4 million and $1.1 million, respectively.

      The changes in the carrying  amount of goodwill by reportable  segment for the years ended December 31, 2003 and 2002 were as follows:

                                                 Technology    Transaction
                                                  Services       Services        Total
                                                              (in thousands)
Balance as of January 1, 2002                     $     --       $     34       $     34
Goodwill acquired during year:
  NYFIX Millennium                                      --          6,906          6,906
  Javelin                                           42,321             --         42,321
                                                  --------       --------       --------
Balance as of December 31, 2002                     42,321          6,940         49,261
Goodwill acquired or (adjusted) during year:
  NYFIX Millennium                                      --         (1,138)        (1,138)
  Javelin                                             (397)            --           (397)
  Renaissance                                        8,240             --          8,240
                                                  --------       --------       --------
Balance as of December 31, 2003                   $ 50,164       $  5,802       $ 55,966
                                                  ========       ========       ========

      As previously  described,  as a result of filing its 2002 tax returns, the
Company determined, in the fourth quarter of 2003, the existence of deferred tax assets  related to its  acquisitions  of NYFIX  Millennium  and  Javelin of $1.1 million  and  $0.4  million,  respectively.  The  Company  accounted  for  these incremental deferred tax assets as reductions of goodwill.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Acquired intangible assets consisted of the following at December 31, 2003 and 2002:

                                                Year Ended December 31,
                                              ----------------------------       Useful Lives
                                                2003                2002            (Years)
                                              --------            --------       ------------
                                                     (in thousands)
Existing technology                           $ 10,600            $  7,500           5 - 7
Customer related intangibles                     2,700               2,700             5
Trademarks and other                               800                 800           6 - 14
                                              --------            --------
  Total intangible assets, gross                14,100              11,000
Less: Accumulated amortization                   3,865               1,596
                                              --------            --------
  Total intangible assets, net                $ 10,235            $  9,404
                                              ========            ========

      Amortization  expense of acquired  intangible  assets was $2.3 million and
$1.6 million for the years ended December 31, 2003 and 2002,  respectively,  and was included in cost of revenue.

      Based on identified  intangible  assets recorded at December 31, 2003, the future  amortization  expense  for the  next  five  years is  expected  to be as follows:

                                                                      Amount
                                                                      ------
Year ending December 31,                                          (in thousands)
------------------------
    2004                                                             $  2,491
    2005                                                                2,491
    2006                                                                2,491
    2007                                                                1,366
    2008                                                                  526
    Thereafter                                                            870
                                                                     --------
      Future amortization expense                                    $ 10,235
                                                                     ========

4. INVESTMENT IN AFFILIATE

EUROLINK

      On March 6, 2002,  the  Company  acquired a  convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the United  States  equity  markets from Europe.  EuroLink offers the Company's  equity products and services to the European  marketplace, primarily  on  a  transaction  fee  basis.  The  preferred  stock  automatically converted  into a 40%  common  stock  interest  two  years  from the date of the
Company's original investment,  or March 6, 2004. The Company also had an option to purchase  up to an  additional  40% common  stock  interest in EuroLink  from certain of its  stockholders at a price to be determined based upon a formula of
EuroLink's  earnings,  as defined.  Such exercise price ranged from a minimum of
$1.0 million to a maximum of $10.0 million.  The option was exercisable  between
April 1, 2004 and June 30, 2004 and was payable in equal amounts of cash and the
Company's  common stock. The investment in EuroLink is being accounted for under the equity  method.  During the years  ended  December  31,  2003 and 2002,  the
Company  recorded  its equity in the losses of EuroLink of $0.4 million and $0.5 million,  respectively,  which  were  included  in "other  expense,  net" in the accompanying consolidated statements of operations. In addition, the Company had notes receivable from EuroLink at December 31, 2003 and 2002 of $0.6 million and
$0.5 million,  respectively,  bearing an interest rate of 6.0%. The Company also funded  EuroLink  $0.2  million  for  certain  operating  costs.  Such notes and advances  were  reflected  as  "notes  receivable  and  other  amounts  due from unconsolidated  affiliates" in the accompanying  consolidated balance sheets. On
March 29,  2004,  the  Company  executed  a binding  agreement  to  acquire  the remaining 60% of EuroLink that it did not already own. The transaction closed on
April 28, 2004. The Company  financed the  acquisition  with $24,000 in cash and one-year  promissory notes payable in its common stock or cash, at the Company's option, valued at $0.5 million.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

5. OTHER BALANCE SHEET INFORMATION

      Prepaid expenses and other current assets consisted of the following:

                                                               December 31,
                                                        ------------------------
                                                          2003             2002
                                                        -------          -------
                                                             (in thousands)
Brokerage receivables                                   $ 1,945          $    --
Prepaid expenses                                          1,246            1,136
Inventory                                                   806            1,098
Income taxes receivable, net                              1,350            1,327
Other                                                       527              475
                                                        -------          -------
    Total prepaid expenses and other current assets     $ 5,874          $ 4,036
                                                        =======          =======

      Other assets, net consisted of the following:

                                                               December 31,
                                                        ------------------------
                                                          2003             2002
                                                        -------          -------
                                                             (in thousands)
Product enhancement costs, gross                        $16,625          $11,280
Less: Accumulated amortization                           10,046            7,390
                                                        -------          -------
  Product enhancement costs, net                          6,579            3,890
Other, net                                                  799            1,260
                                                        -------          -------
    Total other assets, net                             $ 7,378          $ 5,150
                                                        =======          =======

      Included in cost of revenue was  amortization  expense of deferred product enhancement costs of $2.7 million,  $2.4 million and $1.8 million for 2003, 2002 and 2001,  respectively.  Included in depreciation and amortization  expense was amortization  expense of other  assets of  $13,000,  $4,000 and $4,000 for 2003,
2002 and 2001, respectively.

      Accrued expenses consisted of the following:

                                                               December 31,
                                                        ------------------------
                                                          2003             2002
                                                        -------          -------
                                                             (in thousands)
Taxes, other than income taxes                           $2,360           $2,216
Brokerage payables                                        1,700               --
Commissions                                                 643              561
Payroll and payroll related                                 625            1,153
Other                                                     1,179            1,430
                                                         ------           ------
    Total accrued expenses                               $6,507           $5,360
                                                         ======           ======

6. DEBT AND CAPITAL LEASE OBLIGATIONS

      In connection with the acquisition for the remaining 82% of the membership units of Renaissance,  the Company issued  promissory notes with a face value of
$3 million. The notes, which have been discounted at 5.5%, to $2.7 million, are

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

payable  at the  Company`s  option  in its  common  stock  or  cash  to  certain unitholders of Renaissance with various maturity dates ranging between June 2004 and June 2007.  In April  2004,  pursuant to notice from  certain  payees  after default on the notes,  the Company  issued 375,346 shares of its common stock in payment of $2.0 million of such notes.

      Annual maturities on the promissory notes outstanding at December 31, 2003 were as follows:

                                                                      Amount
                                                                      ------
Year ending December 31,                                          (in thousands)
------------------------
    2004                                                              $ 1,684
    2005                                                                  353
    2006                                                                  353
    2007                                                                  353
                                                                      -------
      Total                                                           $ 2,743
                                                                      =======

      At December  31,  2003,  the Company was  committed  under  capital  lease obligations  with  interest  rates  ranging from 4.24% to 15.30% for  maturities ranging from January 2, 2004 to May 1, 2005. At December 31, 2003, capital lease obligations were $0.7 million, of which $0.6 million was classified as a current liability in the accompanying 2003 consolidated balance sheet.

      Future  minimum lease  payments,  net of sub-lease  rental  income,  under non-cancelable  capital and  operating  leases with lease terms in excess of one year at December 31, 2003 were as follows:

                                                          Capital    Operating
                                                          -------    ---------
Year ending December 31,                                     (in thousands)
------------------------
    2004                                                  $   551     $ 4,196
    2005                                                      136       3,459
    2006                                                        -       2,279
    2007                                                        -       2,304
    2008                                                        -       2,321
    Thereafter                                                  -       1,386
                                                          -------     -------
      Total minimum payments                                  687     $15,945
                                                                      =======
    Less: amount representing interest                         21
                                                          -------
      Present value of minimum capital lease payments     $   666
                                                          =======

      Rent expense, net of sub-lease income, was $6.2 million,  $4.6 million and
$1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.
See Note 18.

7. COMMITMENTS AND CONTINGENCIES

BROKER-DEALER NET CAPITAL REQUIREMENTS

      The SEC and the NASD, as well as other regulatory  agencies and securities exchanges  within and  outside  the United  States,  have  stringent  rules with respect to the  maintenance  of  specific  levels of net  capital  by  regulated broker-dealers.  These rules  include the SEC's net capital  rule,  to which the
Company's United States  broker-dealer  subsidiaries are subject. The failure by one of these  subsidiaries  to  maintain  its  required  net capital may lead to suspension or revocation of its  registration  by the SEC and its  suspension or expulsion by the NASD and other United States or international regulatory

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

bodies, and ultimately could require its liquidation.  In addition,  a change in the net capital rules, the imposition of new rules or any unusually large charge against the net capital of one of the Company's broker-dealer subsidiaries could limit its  operation,  particularly  those that are capital  intensive.  A large charge to the net  capital of one of these  subsidiaries  could  result  from an error or other operational failure or a failure of a customer to complete one or more transactions,  including as a result of that customer's insolvency or other credit  difficulties,  and the  Company  cannot  assure that it would be able to furnish the affected subsidiary with the requisite  additional capital to offset that charge.  The net capital rules could also restrict the Company's ability to withdraw  capital  from its  broker-dealer  subsidiaries,  which could limit the
Company's ability to pay cash dividends,  repay debt or repurchase shares of its outstanding  stock. A significant  operating loss or any unusually  large charge against net capital could adversely  affect the Company's  financial  condition, results of operations or cash flows.

      NYFIX  Clearing,  NYFIX  Transaction  Services  and NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. These  broker-dealers have consistently  operated in excess of such requirements.  NYFIX  Clearing's  net capital was $10.5  million at December 31,
2003,  which exceeded the amount  required by $10.3 million.  NYFIX  Transaction
Services' net capital was $2.6 million at December 31, 2003,  which exceeded the amount required by $2.5 million. NYFIX Millennium's net capital was $1.2 million at December 31, 2003, which exceeded the amount required by $1.0 million. During
2003,  the  Company  funded  $10.8  million  to NYFIX  Clearing  to enable it to maintain  its  minimum  excess net  capital  requirement  of $10.0  million as a condition of its approval by DTCC. The Company's broker-dealer  subsidiaries may
need  the   Company  to  fund  or  commit   more  of  its   consolidated   cash,
cash-equivalents  and  short-term  investments  in the future to maintain  their individual minimum and minimum excess net capital requirements. If any or all of these  broker-dealer  subsidiaries  were to fall below their  minimum or minimum excess net capital requirements, their operations may be restricted.

PURCHASE OBLIGATIONS

      The   Company   has   minimum    purchase    obligations    with   certain
telecommunication  providers  due to expire in 2005  through  2006.  Under  such arrangements,  the  Company  has  agreed to minimum  monthly or annual  purchase volumes in exchange for pricing discounts from the telecommunication  providers.
There  have  been no  instances  of the  Company  failing  to meet  its  minimum obligations.

      Annual minimum purchase obligations at December 31, 2003 were as follows:

                                                                      Amount
Year ending December 31,                                          (in thousands)
------------------------
    2004                                                              $ 3,241
    2005                                                                1,916
    2006                                                                  600
                                                                      -------
      Total                                                           $ 5,757
                                                                      =======

      The Company also has certain  maintenance  agreement  obligations  on data center  software  due to expire in 2005 that the  Company  committed  to when it purchased  the  software  licenses.  Under  such  arrangements,  the  Company is invoiced quarterly by the software  provider.  Such obligations are $0.2 million in 2004 and $0.1 million in 2005.

      The  Company  has  also  committed  to  purchase   software  for  customer
administration and billing for $0.2 million in 2004.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

LITIGATION

      In May 2003,  the Company was served as a defendant  in KLEDARAS V. NYFIX,
INC. Mr. George Kledaras,  as representative of former  shareholders of Javelin, sought the  release of an escrow  fund  consisting  of $1.0  million in cash and
270,945 shares of common stock, having a fair value of $4.0 million at March 31,
2002 and  alleged  damages of at least $18  million  against the Company and its
Chairman and CEO, Mr. Peter K. Hansen, in connection with such  acquisition.  In
June 2003,  pursuant to a stipulation with the Company,  Mr. Kledaras  dismissed
his  lawsuit  without   prejudice.   On  March  15,  2004,  Mr.   Kledaras,   as
representative of former shareholders of Javelin executed a settlement agreement with us that,  among  other  things:  (a) paid the  Company  $1.3  million;  (b)
distributed the shares of the Company's common stock from the escrow fund to the former Javelin shareholders (c) deemed that KLEDARAS V. NYFIX, INC. be dismissed with prejudice;  and (d) provided for mutual releases with respect to all claims related to its acquisition of Javelin.  The Company received the $1.3 million of net proceeds in the first quarter of 2004.

      On or about May 13, 2004,  an action  entitled  FULLER &  THALER ASSET
MANAGEMENT V. NYFIX,  INC., ET AL. was filed in the United States District Court for the District of Connecticut.  The Complaint names the Company,  its Chairman and CEO, its former CFO, its CFO,  and certain of its  directors as  defendants.
The Complaint  asserts a proposed  class action claim on behalf of all buyers of the  Company's  stock  between  March 30,  2000 and March 30,  2004 and seeks an unspecified amount of damages. The Complaint alleges violations of Section 10(b)
and Section 20(a) of the Securities  Exchange Act of 1934, based on the issuance of a series of allegedly  false and  misleading  financial  statements and press releases  concerning,  among other  things,  the  Company's  investment in NYFIX
Millennium.  The Company and the other  defendants  intend to defend the lawsuit vigorously.

      During the course of normal  business,  the  Company  becomes  involved in various routine legal proceedings. The Company believes that it is not presently a party to any  other  material  litigation  that  the  outcome  of which  could reasonably  be expected to have a material  adverse  effect on its  consolidated financial statements.

8. EQUITY

COMMON STOCK

      In  connection  with the  acquisitions  mentioned  in Note 4, the  Company issued  i) an  aggregate  of  1,968,750  shares  of  common  stock to the  NYFIX
Millennium Initial Partners in October 1999, with a fair value of $36.4 million, an  aggregate  of 376,000  shares of common  stock to the NYFIX  Millennium  New
Partners  in March and April  2001,  with a fair value of $8.4  million;  ii) an aggregate  of 296,250  shares of common  stock to the NYFIX  Millennium  Initial
Partners and New Partners in February  2002,  with a fair value of $4.5 million, an  aggregate of 2,784,896  shares of common  stock to Javelin  stockholders  in
March 2002,  with a fair value of $41.2  million;  iii) an  aggregate of 300,000 shares of common stock to the  Renaissance  unitholders in October 2002,  with a fair  value of $3.74 per share,  totaling  $1.1  million,  iv) an  aggregate  of
462,286  shares of common  stock into an  irrevocable  trust for the  benefit of certain  unitholders  of  Renaissance  in July  2003,  with a fair value of $2.7 million;  v) and an  aggregate  of 59,653  shares of common  stock with  certain selling  restrictions to certain unitholders of Renaissance in July 2003, with a fair value of $0.3 million.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      On June 22, 2001, the Company  completed a follow-on public  offering,  as authorized by its Board of  Directors,  issuing  3,000,000  shares of its common stock at a price of $21.00 per share,  generating net proceeds of $57.3 million, after deducting the underwriting discounts and commissions and offering expenses paid by the Company.

STOCKHOLDERS' RIGHTS PLAN

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

TREASURY STOCK

      On July 1, 2003, in connection with its  acquisition of  Renaissance,  the
Company  acquired  60,000  shares  of its  common  stock  that it had  issued to
Renaissance   unitholders  in  connection   with  its  original   investment  in
Renaissance,  and which  Renaissance  had  subsequently  acquired.  The  Company recorded the treasury stock at the then current market value of $0.4 million.

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

9. INCOME TAXES

      The tax effects of  temporary  differences  that give rise to the deferred tax assets and deferred tax  liabilities  consisted of the following at December
31, 2003 and 2002:

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                               December 31,
                                                         -----------------------
                                                           2003            2002
                                                         -------         -------
Deferred tax assets:                                          (in thousands)
  Bad debt expense                                       $   858         $   590
  Deferred revenue                                           896             900
  Intangible asset amortization                            2,669             353
  Capitalized product enhancement costs                      985             941
  Net operating loss carryforwards                         7,147           2,513
  Basis in NYFIX Millennium                                4,216           9,363
  Equity investment in Eurolink                              373              --
  Research and development tax credits                     1,596             579
  Other                                                      586             446
                                                         -------         -------
    Total deferred tax assets                             19,326          15,685
                                                         -------         -------
Deferred tax liabilities:
  Depreciation and amortization                              777           2,044
  Basis in Renaissance assets                              1,133              --
  Other                                                       16             172
                                                         -------         -------
    Total deferred tax liabilities                         1,926           2,216
                                                         -------         -------
    Total deferred tax assets, net                       $17,400         $13,469
                                                         =======         =======

      At December 31, 2003, the Company had net operating loss  carryforwards of
$15.7 million,  which may be used to offset future taxable income. The Company's
Federal net operating loss carryforwards expire between 2020 and 2023. A portion of the  Company's  Federal  net  operating  loss  carryforwards  ($4.1  million)
associated  with the Javelin  acquisition is subject to an annual  limitation of
$2.2  million,  as defined in  Section  382 of the  Internal  Revenue  Code.  At
December  31,  2003,  the Company  had state net  operating  loss  carryforwards expiring at various dates. No valuation  allowance has been established  against the deferred tax assets, as the Company believes it is more likely than not that the deferred tax assets will be realized.

      The  exercise  of  non-qualified   stock  options  and  the  disqualifying
dispositions  of incentive  stock options under the Company's stock option plans gives rise to  compensation  which is  includable  in the taxable  income of the recipients  and  deductible  by the Company  for  Federal  and state  income tax purposes.  The tax benefit  recognized  from the  utilization of such deductions increased  paid-in  capital by $0.2  million and $0.1  million  during the years ended December 31, 2003 and 2002, respectively.

      The  reconciliation  between the Federal statutory income tax rate and the
Company's effective income tax (benefit) rate was as follows:

                                                   Year Ended December 31,
                                              --------------------------------
                                                2003         2002        2001
                                              -------      -------     -------

Statutory Federal tax (benefit) rate              (35)%        (35)%        35%
State and local taxes, net of federal effect       (6)%         (5)%        34%
Research and development tax credits               (7)%         (9)%         1%
Equity loss in NYFIX Millennium                    --            8%       206%
Other                                              (2)%         --          --
                                              -------      -------     -------
  Effective tax (benefit) rate                    (50)%        (41)%       276%
                                              =======      =======     =======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The  Company  received  no income tax  benefit  from its equity in loss of
NYFIX Millennium of $1.3 million and $11.6 million for the years ending December
31, 2002 and 2001,  respectively,  as these losses were allocated to the Initial
Partners and New Partners for income tax purposes.

      Research  and  development  tax credits of $0.6 million for the year ended
December 31, 2003 related  primarily to the estimated tax effect of research and development  expenses incurred in 2003.  Research and development tax credits of
$0.9  million for the year ended  December  31, 2002  related  primarily  to the estimated  tax effect of  research  and  development  expenses  incurred in 1999 through 2002.

      (Loss) income before income taxes was as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  2003        2002        2001
                                                -------     -------     -------
                                                        (in thousands)
Domestic                                        $(8,539)    $(6,914)    $  (966)
Foreign                                            (204)     (1,719)      2,936
                                                -------     -------     -------
  Total                                         $(8,743)    $(8,633)    $ 1,970
                                                =======     =======     =======

      Significant components of the income tax (benefit) provision were as follows:

                                                    Year Ended December 31,
                                                -------------------------------
                                                  2003        2002        2001
                                                -------     -------     -------
Current:                                                (in thousands)
  Federal                                       $(1,861)    $(1,048)    $ 2,101
  State and foreign                                  --          --       1,853
                                                -------     -------     -------
    Total current                                (1,861)     (1,048)      3,954
                                                -------     -------     -------
Deferred:
  Federal                                        (1,586)     (1,331)      1,255
  State and foreign                                (923)     (1,209)        218
                                                -------     -------     -------
    Total deferred                               (2,509)     (2,540)      1,473
                                                -------     -------     -------
      Total income tax (benefit) provision      $(4,370)    $(3,588)    $ 5,427
                                                =======     =======     =======

10. LOSS PER SHARE

      The Company's basic loss per common share ("EPS") was calculated  based on net loss available to common  stockholders  and the  weighted-average  number of shares  outstanding  during the  reported  period.  Stock  options  representing
1,183,721,  1,285,298 and 1,758,130 shares were excluded from the loss per share calculations for the years ended December 31, 2003, 2002 and 2001, respectively, as their effect was anti-dilutive.

                                                     Year Ended December 31,
                                                 -------------------------------
                                                   2003        2002        2001
                                                 -------     -------     -------
                                             (in thousands, except per share amounts)
Net loss                                         $(4,373)    $(5,045)    $(3,457)
                                                 =======     =======     =======
Loss per common share - basic and diluted        $ (0.14)    $ (0.17)    $ (0.13)
                                                 =======     =======     =======
Weighted average shares outstanding               31,462      30,126      26,784
                                                 =======     =======     =======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. RELATED PARTY TRANSACTIONS

      The Initial and New Partners of NYFIX  Millennium (see Note 3) are or have been customers of the Company.  See Note 4 for discussion of  transactions  with affiliate.

      At December  31,  2003,  the Company had a note  receivable  from a former officer  for the  exercise  of options  for the  Company's  common  stock,  with interest at a rate of 5.5%,  maturing on May 13, 2004. At December 31, 2002, the
Company  had  notes  receivable  from a  current  and a former  officer  for the exercise of options  for the  Company's  common  stock,  with  interest at rates ranging from 5.5% to 7.5%, with maturities  ranging from October 1, 2003 to June
30, 2005.  Such notes  aggregated  $0.1 million and $0.6 million at December 31,
2003 and 2002,  respectively,  and were included in "notes receivable issued for common  stock"  within  stockholders'  equity on the  accompanying  consolidated balance sheets.  At December 31, 2003 and 2002, the Company had notes receivable from a former  and a  current  officer,  both  with  interest  rates of 5.5% and maturing in July 2004.  Such notes  aggregated $0.4 million and were included in
"prepaid  expense  and  other  current  assets"  at  December  31,  2003  on the accompanying consolidated balance sheets.

12. EMPLOYEE BENEFIT PLANS

      The Company sponsors a 401(k) retirement plan (the "401(k) Plan") covering
substantially   all  of  its  United  States   employees  who  meet  eligibility
requirements. The 401(k) Plan permits participants to contribute a percentage of their  annual  compensation,  as  defined,  not to exceed the  Federal  limit of
$12,000 in 2003.  The 401(k) Plan  permits the Company to match  employees'  tax deferred contributions up to a maximum of 3% of employees' compensation provided the  Company  employs  the  employee  at  the  end of the  year.  The  Company's contributions under the Plan are discretionary.

      As a result of the Company's acquisition of Javelin on March 31, 2002, the
Company assumed  Javelin's  401(k)  retirement plan (the "Javelin 401(k) Plan").
The Javelin  401(k) Plan  permitted  participants  to contribute a percentage of their  annual  compensation,  as  defined,  not to exceed the  Federal  limit of
$12,000 in 2002.  The Javelin  401(k) Plan required the Company to contribute an amount  equal  to  3%  of  the  employees'  compensation,  regardless  of  their
participation  in  the  plan.  Remaining   contributions  under  the  Plan  were
discretionary.  On July 1, 2003,  the  Javelin  401(k)  Plan was merged into the
401(k) Plan with the same provisions as the 401(k) Plan.

      The Company also  maintains  various  benefit plans for its  international employees. The Company may make discretionary contributions to these plans.

      The aggregate  cost of  contributions  made by the Company to all employee benefit plans were $0.6 million, $0.6 million and $0.3 million in 2003, 2002 and
2001, respectively.

13. STOCK-BASED COMPENSATION

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

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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
2001 and expires on April 30,  2011.  At December  31,  2003,  stock  options to purchase 2,962,468 shares of the Company's common stock were outstanding.

JAVELIN STOCK OPTION PLAN

      As a result of the Company's acquisition of Javelin on March 31, 2002, the
Company  assumed the  outstanding  stock  options of Javelin  that were  granted pursuant to the Javelin 1999 Stock Option Plan (the "Javelin Plan"). The Javelin
Plan authorized grants of stock options of Javelin. At the acquisition date, the
Javelin options where converted into the Company's  options at a conversion rate of 0.51 to one. The options  granted under the Javelin Plan were fully vested at the time of the Company's acquisition of Javelin pursuant to a change of control clause  within the  Javelin  Plan.  A total of 511,167  shares of the  Company's common  stock were  reserved  for  issuance.  Pursuant to the Javelin  Plan,  as amended,  the Company may grant stock options and stock  purchase  rights to the
Company's employees, officers, directors and consultants. The maximum term of an incentive stock option grant under the Javelin Plan is limited to ten years. The exercise price of incentive stock options granted under the Javelin Plan must be at least equal to the fair market  value of the  Company's  stock at the date of grant, as defined. The Javelin Plan was effective on July 1, 1999 and expires on
June 30, 2009. At December 31, 2003, stock options to purchase 324,711 shares of the Company's common stock were outstanding.

1991 STOCK OPTION PLAN

      On March 30, 1999, the Board of Directors  adopted the first  amendment to the Amended and Restated 1991 Incentive and Nonqualified  Stock Option Plan (the
"1991 Plan").  Under the 1991 Plan, as amended,  the number of options  reserved for issuance was increased from 3,375,000  shares to 5,625,000  shares of common
stock.   This  amendment  was  approved  at  the  Company's  Annual  Meeting  of
Stockholders  held on June 7, 1999.  On March 29,  2000,  the Board of Directors
adopted the second amendment to the 1991 Plan. Under this amendment,  the number of  options  reserved  for  issuance  was  increased  from  5,625,000  shares to
6,625,000  shares of common stock.  This amendment was approved at the Company's
Annual Meeting of Stockholders  held on June 5, 2000.  Options granted generally became  exercisable over a three-year  period and expired in ten years. The 1991
Plan expired on June 23, 2001. All available options were granted under the 1991
Plan,  as amended,  and no further  grants will be made.  At December  31, 2003, stock options to purchase  3,419,762  shares of the Company's  common stock were outstanding.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      The summary of the activity  under stock option plans for the years ending
December 31, 2003, 2002, and 2001, was as follows:

                                                                  Year Ended December 31,
                                    -----------------------------------------------------------------------------------
                                               2003                        2002                          2001
                                    -------------------------    -------------------------    -------------------------
                                                     Weighted                     Weighted                     Weighted
                                                     average                      average                      average
                                                     exercise                     exercise                     exercise
                                       Shares         price         Shares         price        Shares          price
                                    ----------       --------    ----------       --------    ----------       --------

Outstanding at beginning
   of the year                       7,024,799       $ 10.53      5,753,940       $ 12.95      4,529,387       $ 11.50
Granted                                570,001          5.21      1,900,850          4.97      2,025,926         15.58
Assumed in the acquisition
   of Javelin                               --            --        493,699          7.80             --            --
Exercised                             (279,978)         2.99       (169,612)         2.81       (384,250)         5.79
Cancelled                             (607,881)        10.98       (954,078)        14.32       (417,123)        16.58
                                    ----------                   ----------                   ----------
Outstanding at end
   of the year                       6,706,941       $ 10.34      7,024,799       $ 10.53      5,753,940       $ 12.95
                                    ==========                   ==========                   ==========

Exercisable at end of the year       5,229,618       $ 10.76      3,963,679       $ 10.34      2,835,723       $  9.03
                                    ==========                   ==========                   ==========

Weighted average fair value
   of options granted                                $  4.09                      $  3.23                      $ 12.47

Weighted average fair value
   of options assumed in
   the acquision of Javelin                                                       $ 12.28

      The following table summarizes information about stock options outstanding and exercisable at December 31, 2003:

                                            Options Outstanding                            Options Exercisable
                              ----------------------------------------------         ------------------------------
                                                   Weighted
                                                   Average          Weighted                               Weighted
                                                  Remaining          Average                               Average
Range of Exercise                                   Life            Exercise                               Exercise
      Prices                     Shares            (Years)            Price            Shares               Price
-----------------             -----------         ---------         --------         ----------            --------

$ 1.14 - $ 4.40                 2,670,118             5.9           $  3.10           2,117,498            $  2.88
$ 4.41 - $ 8.80                 1,109,238             7.4              6.90             531,560               7.26
$ 8.81 - $13.20                 1,055,000             7.6             12.20             873,534              12.09
$13.21 - $17.60                   869,609             6.1             14.77             860,942              14.75
$17.61 - $22.00                   132,850             6.8             20.91             120,683              20.89
$22.01 - $26.40                   376,276             6.7             23.37             339,217              23.41
$26.41 - $30.80                    90,650             6.6             27.97              82,984              27.96
$30.81 - $35.20                   306,000             6.4             32.62             206,000              32.43
$35.21 - $39.60                    86,700             6.7             36.70              86,700              36.70
$39.61 - $44.00                    10,500             6.8             40.13              10,500              40.13
                              -----------                                           -----------
                                6,706,941             6.6           $ 10.34           5,229,618            $ 10.76
                              ===========                                           ===========

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                    Year Ended December 31,
                                              ----------------------------------
                                               2003          2002          2001
                                              ------        ------        ------

Average risk-free interest rate                 3.0%          3.8%          4.6%
Average expected life in years                  6.0           6.5           4.3
Expected volatility                              78%           79%           71%
Expected dividend yield                           0%            0%            0%

14. BUSINESS SEGMENT INFORMATION

      The  Company  has adopted  the  disclosure  requirements  of SFAS No. 131,
DISCLOSURES  ABOUT  SEGMENTS OF AN  ENTERPRISE  AND RELATED  INFORMATION,  which establishes  standards for additional  disclosure  about operating  segments for interim and annual financial  statements.  This standard requires  financial and descriptive  information be disclosed for segments whose  operating  results are
reviewed  by  the  Company  for  decisions  on  resource  allocation.   It  also
establishes  standards  for related  disclosures  about  products and  services, geographic areas and major customers.

      The Company  operates as a financial  services  technology  company in two industry segments, Technology Services and Transaction Services.

      The  Company's  Technology  Services  segment is  comprised of four of its subsidiaries,  which work together as technology providers, focusing on offering
trade-management   systems,  a  centralized  industry   order-routing   network,
order-routing software,  exchange-floor  automation systems, exchange and market access technology and post-trade  processing  systems.  The Technology  Services customers  consist  primarily of United States  securities  brokerage  firms and international  derivatives  brokerage firms. The Company's  Technology  Services segment primarily generates subscription, capital sale and service revenue.

      The  Company's  Transaction  Services  segment is  comprised of six of its subsidiaries.  Three are NASD registered  broker-dealers;  one is an introducing broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the NFA; one was  incorporated in the United Kingdom on March 29, 2004 and is applying for its FSA  broker-dealer  license in  anticipation  of the  Company's expansion into Europe and other international  markets;  and EuroLink,  which we agreed to acquire  effective  March 29, 2004 and has  represented  the Company's initial transaction efforts in the European markets. Currently, the customers of the NASD registered broker-dealers consist primarily of United States securities brokerage firms and United States buy-side institutions, including banks, mutual funds and other professional money managers.  The Company's Transaction Services segment  primarily  generates  revenues from the  application of fees charged on executed trades.

      Prior to 2002, the Company  operated as a single  segment.  The accounting policies  of the  reportable  segments  are the same as those  described  in the summary of significant  accounting  policies contained herein within Note 1. The operating  segments  reported  below are the  segments  of the Company for which separate financial  information is available and for which operating results are evaluated  regularly by senior management in deciding how to allocate  resources and in assessing performance.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Summarized  financial  information by business segment for the years ended
December 31, 2003, 2002 and 2001 was as follows:

                                                               Year Ended December 31,
                                                      -----------------------------------------
                                                         2003            2002            2001
                                                      ---------       ---------       ---------
Revenue:                                                           (in thousands)
  Technology Services                                 $  54,156       $  48,365       $  41,397
  Transaction Services                                   14,343           7,597              --
  Eliminations                                           (2,590)           (150)             --
                                                      ---------       ---------       ---------
    Total revenue                                     $  65,909       $  55,812       $  41,397
                                                      =========       =========       =========

Gross Profit:
  Technology Services                                 $  26,779       $  27,220       $  27,237
  Transaction Services                                    4,529             286              --
                                                      ---------       ---------       ---------
    Total gross profit                                $  31,308       $  27,506       $  27,237
                                                      =========       =========       =========

Identifiable assets:
  Technology Services                                 $  90,849       $  85,300       $  34,053
  Transaction Services                                   11,721          14,938           8,479
  Corporate                                              49,602          46,377          53,717
                                                      ---------       ---------       ---------
    Total indentifiable assets                        $ 152,172       $ 146,615       $  96,249
                                                      =========       =========       =========

Depreciation and amortization:
  Technology Services                                 $  10,691       $   9,900       $   6,406
  Transaction Services                                    1,813           1,586              --
  Corporate                                                 490             175              59
                                                      ---------       ---------       ---------
    Total depreciation and amortization               $  12,994       $  11,661       $   6,465
                                                      =========       =========       =========

Capital expenditures for property and equipment:
  Technology Services                                 $   4,959       $   3,671       $   6,593
  Transaction Services                                       25             586              --
  Corporate                                                 306             309             528
                                                      ---------       ---------       ---------
    Total capital expenditures                        $   5,290       $   4,566       $   7,121
                                                      =========       =========       =========

      Identifiable  assets by segment include assets directly  identifiable with those segments. Corporate assets consist primarily of cash and cash equivalents, short-term  investments,  deferred tax assets and investments in  unconsolidated affiliates associated with non-operating activities.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

      Reconciling  information  between business  segments and the (loss) income before income taxes and minority interest was as follows:

                                                  Year Ended December 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
                                                       (in thousands)
Gross profit for reportable segments         $ 31,308     $ 27,506     $ 27,237
Operating expenses                            (39,765)     (35,884)     (25,647)
Interest expense                                 (125)        (262)        (343)
Investment income                                 597          628          737
Other expense                                    (758)        (621)         (14)
                                             --------     --------     --------
(Loss) income before income taxes            $ (8,743)    $ (8,633)    $  1,970
                                             ========     ========     ========

      Summarized financial information by geographic location for 2003, 2002 and
2001 was as follows:

                                                   Year Ended December 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
Revenue:                                              (in thousands)
  United States                              $ 59,130     $ 52,020     $ 35,134
  Foreign                                       6,779        3,792        6,263
                                             --------     --------     --------
    Total revenue                            $ 65,909     $ 55,812     $ 41,397
                                             ========     ========     ========

                                                     As of December 31,
                                             ----------------------------------
                                               2003         2002         2001
                                             --------     --------     --------
Long-lived assets:
  United States                              $ 91,062     $ 86,126     $ 37,563
  Foreign                                       2,197        2,014        1,626
                                             --------     --------     --------
    Total long-lived assets                  $ 93,259     $ 88,140     $ 39,189
                                             ========     ========     ========

      Revenues were attributed based upon the origin of the product delivered or service provided.

15. VALUATION AND QUALIFYING ACCOUNTS

                                                  Additions
                                  Balance at      Charged to
                                 Beginning of     Costs and       Deductions      Balance at
                                     Year          Expenses     and Write-offs    End of Year
                                 ------------     ----------    --------------    -----------
Allowance for doubtful accounts:                        (in thousands)
  Year ended December 31, 2003      $1,207          $2,831          $2,199          $1,839
                                    ======          ======          ======          ======
  Year ended December 31, 2002      $  511          $1,146          $  450          $1,207
                                    ======          ======          ======          ======
  Year ended December 31, 2001      $  421          $  233          $  143          $  511
                                    ======          ======          ======          ======

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

16. SUPPLEMENTAL CASH FLOW INFORMATION

      Information about the cash flow activities related to acquisitions  during the years ended December 31, 2003 and 2002 were as follows:

                                                              Year Ended
                                                             December 31,
                                                        -----------------------
                                                          2003           2002
                                                        --------       --------
                                                             (in thousands)
Fair value of assets acquired, net of cash acquired     $ 12,615       $ 76,219
Fair value of liabilities assumed                           (827)       (15,670)
Promissory note converted to equity                       (1,560)            --
Fair value of capital contributed                         (3,181)            --
Fair value of notes issued                                (2,743)            --
Common stock issued                                       (2,997)       (49,154)
Treasury stock acquired                                      380             --
Pre-acquisition investment basis                          (1,590)        (4,600)
                                                        --------       --------
Payments for acquisitions, net of cash acquired         $     97       $  6,795
                                                        ========       ========

      Information  about  other  cash flow  activities  during  the years  ended
December 31, 2003, 2002 and 2001 was as follows:

                                                                           Year Ended December 31,
                                                                   --------------------------------------
                                                                     2003            2002           2001
                                                                   -------         -------        -------
Supplemental disclosures of cash flow information:                              (in thousands)
    Cash paid for interest                                         $   126         $   262        $   301
    (Refunds received) cash paid for income taxes, net              (2,186)            937          2,985
Supplemental schedule of noncash investing and
  financing information:
    Capital lease obligations incurred for the purchase
      of property and equipment                                         --           1,278            524
    Common stock issued for investments in
      unconsolidated affiliates                                         --           1,121             --
    Common stock issued for notes                                       --              70             78
    Unrealized loss (gain) on available-for-sale securities            107             142            (35)

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

17. QUARTERLY FINANCIAL DATA - UNAUDITED

                                                        Three Months Ended
                                   -------------------------------------------------------------
                                   March 31,         June 30,       September 30,   December 31,

2003                                        (in thousands, except per share amounts)

Revenue                            $  17,283        $  15,696        $  16,395       $  16,535
                                   =========        =========        =========       =========

Gross profit, as previously
  reported                         $   9,538        $   7,951        $   8,045       $   7,393
Reclassification                        (512)            (512)            (595)             --
                                   ---------        ---------        ---------       ---------
Gross profit, as reclassified      $   9,026        $   7,439        $   7,450       $   7,393
                                   =========        =========        =========       =========

Net income (loss)                  $      76        $  (1,057)       $  (1,057)      $  (2,335)
                                   =========        =========        =========       =========
Income (loss) per share:
  Basic                            $    0.00        $   (0.03)       $   (0.03)      $   (0.07)
                                   =========        =========        =========       =========
  Diluted                          $    0.00        $   (0.03)       $   (0.03)      $   (0.07)
                                   =========        =========        =========       =========

2002

Revenue                            $  10,071        $  13,086        $  15,368       $  17,287
                                   =========        =========        =========       =========

Gross profit, as previously
  reported                         $   5,624        $   6,201        $   7,920       $   9,357
Reclassification                          --               --           (1,541)            (55)
                                   ---------        ---------        ---------       ---------
Gross profit, as reclassified      $   5,624        $   6,201        $   6,379       $   9,302
                                   =========        =========        =========       =========

Net income (loss)                  $  (1,781)       $  (2,919)       $    (906)      $     561
                                   =========        =========        =========       =========
Income (loss) per share:
  Basic                            $   (0.06)       $   (0.10)       $   (0.03)      $    0.02
                                   =========        =========        =========       =========
  Diluted                          $   (0.06)       $   (0.10)       $   (0.03)      $    0.02
                                   =========        =========        =========       =========

      The sum of income  (loss) per share for the four quarters of 2003 does not equal  total  loss per  share due to  changes  in the  average  number of shares outstanding during the respective periods.

      As  described  in  Note  1,  certain   amortization  expense  of  acquired
intangible assets was reclassified from depreciation and amortization expense to cost of revenue.

      As  described  in Note 1, in the  fourth  quarter  of  2003,  the  Company initiated a program to accelerate the collection of past due accounts receivable through,  among other  things,  the issuance of discounts to certain  customers.
Primarily  as a result of this  program,  the Company  recorded a charge of $2.2 million  ($1.4  million  after  tax,  or $0.04 per  common  share) in the fourth quarter of 2003.  In the  fourth  quarter of 2002,  the  Company  recorded a tax benefit of $0.5 million ($0.02 per common share) for the favorable  results of a completed  study  relating to research  and  development  tax credit  incentives available to the Company for 1999 through 2002.

                                   NYFIX, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

18. SUBSEQUENT EVENTS

LEASE DISPOSITION

      Effective February 1, 2004, the Company entered into an agreement to lease additional space in the same building on an adjoining floor at its New York City offices at 100 Wall  Street  office.  In  connection  with this  agreement,  the
Company intends to cease use, in the second or third quarter 2004, of one of its other offices on Wall Street and  consolidate its operations into the new space.
At that time, in accordance  with SFAS No. 146,  ACCOUNTING FOR EXIT OR DISPOSAL
ACTIVITIES, the Company expects to record a charge to operating expense of up to
$3.0 million. This charge includes the remaining rent payments, net of estimated
sub-lease  income,  and  other  write-offs,   including   unamortized  leasehold
improvements.

RENAISSANCE NOTES

      On April 7, 2004,  pursuant to notice from certain payees after default on the notes,  the  Company  issued  shares of its common  stock in payment of $2.0 million of such notes (see Note 3). Certain  contingent  liabilities remain with respect to such notes.

NASDAQ DELISTING PROCEEDING

      On April 1, 2004,  Nasdaq notified the Company that the Company was not in compliance with Nasdaq's listing requirements because the Company had not timely filed its Annual  Report on Form 10-K for the year ended  December 31, 2003.  On
April  8,  2004,  the  Company  requested  a  hearing  with the  Nasdaq  Listing
Qualifications  Panel (the "Panel") for continued listing on the Nasdaq National
Market. At the April 29, 2004 hearing, the Company requested an extension to May
30, 2004 to meet Nasdaq's listing requirements. On May 19, 2004, Nasdaq notified the  Company  that  Nasdaq  viewed  the  delay in the  filing  of the  Company's
Quarterly  Report  on Form  10-Q for the  quarter  ended  March  31,  2004 as an additional delinquency with respect to the Company's compliance with its listing requirements  and that the Panel will consider this factor in its decision.  The
Company is awaiting a decision from the Panel  regarding  the Company's  request for an extension.

      Once  the  Company  files  its 2003  Annual  Report  on Form  10-K and its
Quarterly  Report on Form 10-Q for the quarter ended March 31, 2004, the Company believes that it will be in compliance  with its SEC reporting  obligations.  At that time,  the Company will request that Nasdaq  dismiss the pending  delisting action against it.

      If the Company's  common stock is delisted from Nasdaq,  stockholders  may find it more  difficult to obtain timely and accurate  quotes and execute trades in our common  stock.  In addition,  if our common stock is delisted from Nasdaq and the  market  price of our common  stock is less than  $5.00 per  share,  our common  stock  could be  considered  a penny  stock and  become  subject  to the regulations applicable to penny stocks.

LITIGATION

      On or about May 13, 2004,  an action  entitled  FULLER &  THALER ASSET
MANAGEMENT V. NYFIX,  INC., ET AL. was filed in the United States District Court for the District of Connecticut.  The Complaint names the Company,  its Chairman and CEO,  its former CFO,  its current  CFO,  and  certain of its  directors  as defendants. The Complaint asserts a proposed class action claim on behalf of all buyers of the  Company's  stock  between  March 30,  2000 and March 30, 2004 and seeks an  unspecified  amount of damages.  The Complaint  alleges  violations of
Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, based on the issuance of a series of allegedly false and misleading  financial statements and press releases  concerning,  among other things, the Company's investment in
NYFIX  Millennium.  The  Company and the other  defendants  intend to defend the lawsuit vigorously.

