Form 10-Q
period 2004-03-31
NYFIX INC
filed 2004-05-28
CIK 99047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2004

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

                                   NYFIX, INC.

                                    FORM 10-Q

                      For the quarter ended March 31, 2004

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of March 31, 2004
               and December 31, 2003                                         3

            Condensed Consolidated Statements of Operations for the three
               months ended March 31, 2004 and 2003                          4

            Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 2004 and 2003                          5

            Notes to Condensed Consolidated Financial Statements             6

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk      35

   Item 4.  Controls and Procedures                                         36

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                               37

   Item 6.  Exhibits and Reports on Form 8-K                                37

   Signatures                                                               38

                                   NYFIX, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                               MARCH 31,  DECEMBER 31,
                                                                                                 2004         2003
                                                                                               ---------  -------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                 $  18,021    $  21,006
    Short-term investments                                                                        6,175        3,448
    Accounts receivable, less allowances of $1,552 and $1,839                                    11,531       10,371
    Brokerage receivables                                                                        25,124        1,945
    Deferred income taxes                                                                           976          976
    Prepaid expenses and other current assets                                                     5,010        3,929
                                                                                              ---------    ---------
      Total current assets                                                                       66,837       41,675

Property and equipment, less accumulated depreciation of $26,489 and $24,476                     16,113       16,592
Goodwill                                                                                         57,927       55,966
Acquired intangible assets, net                                                                  10,612       10,235
Investments in unconsolidated affiliates                                                           --          3,088
Notes receivable and other amounts due from unconsolidated affiliates                              --            814
Deferred income taxes                                                                            16,424       16,424
Other assets, net                                                                                 8,835        7,378
                                                                                              ---------    ---------
      Total assets                                                                            $ 176,748    $ 152,172
                                                                                              =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                          $   8,274    $   6,664
    Accrued expenses                                                                              4,713        4,807
    Brokerage payables                                                                           25,302        1,700
    Current portion of capital lease obligations                                                    441          531
    Current portion of long-term debt and other liabilities                                       1,919        1,894
    Deferred revenue                                                                              2,869        2,732
                                                                                              ---------    ---------
       Total current liabilities                                                                 43,518       18,328
Long-term portion of capital lease obligations                                                       25          135
Long-term debt and other liabilities                                                              1,612        1,137
                                                                                              ---------    ---------
      Total liabilities                                                                          45,155       19,600
                                                                                              ---------    ---------

Commitments and contingencies (see notes)

Stockholders' equity:
    Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                      --           --
    Common stock, $0.001 par value; 60,000,000 shares authorized;
       33,248,735 and 33,222,475 issued                                                              33           33
    Additional paid-in capital                                                                  182,962      182,863
    Accumulated deficit                                                                         (31,847)     (30,770)
    Treasury stock, 1,361,300 shares, at cost                                                   (19,480)     (19,480)
    Notes receivable issued for common stock                                                        (75)         (74)
                                                                                              ---------    ---------
      Total stockholders' equity                                                                131,593      132,572
                                                                                              ---------    ---------
      Total liabilities and stockholders' equity                                              $ 176,748    $ 152,172
                                                                                              =========    =========

      The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                                   NYFIX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ------------------------
                                                               2004          2003
                                                            ----------    ----------

REVENUE:
   Subscription                                              $  9,305      $  8,547
   Capital sale                                                 1,988         2,655
   Service contract                                             2,480         2,472
   Transaction                                                  3,363         3,609
                                                             --------      --------
       Total revenue                                           17,136        17,283
                                                             --------      --------

COST OF REVENUE:
   Subscription                                                 5,675         4,573
   Capital sale                                                   817           779
   Service contract                                               917           669
   Transaction                                                  2,079         2,236
                                                             --------      --------
       Total cost of revenue                                    9,488         8,257
                                                             --------      --------

GROSS PROFIT:
   Subscription                                                 3,630         3,974
   Capital sale                                                 1,171         1,876
   Service contract                                             1,563         1,803
   Transaction                                                  1,284         1,373
                                                             --------      --------
       Total gross profit                                       7,648         9,026
                                                             --------      --------

OPERATING EXPENSE:
    Selling, general and administrative                         8,523         7,835
    Research and development                                      313           177
    Depreciation and amortization                                 541           664
                                                             --------      --------
       Total operating expense                                  9,377         8,676
                                                             --------      --------
(Loss) income from operations                                  (1,729)          350

Interest expense                                                  (74)          (31)
Investment income                                                  46           106
Equity in loss of unconsolidated affiliates                       (74)         (362)
                                                             --------      --------
(Loss) income before income tax benefit                        (1,831)           63
Income tax benefit                                               (754)          (13)
                                                             --------      --------
Net (loss) income                                            $ (1,077)     $     76
                                                             ========      ========

Basic (loss) income per common share                         $  (0.03)     $   0.00
                                                             ========      ========
Basic weighted average common shares outstanding               31,873        31,131
                                                             ========      ========
Diluted (loss) income per common share                       $  (0.03)     $   0.00
                                                             ========      ========
Diluted weighted average common shares outstanding             31,873        31,936
                                                             ========      ========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements

                                   NYFIX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          -------------------------
                                                                            2004           2003
                                                                          ---------     -----------
Cash flows from operating activities:
   Net (loss) income                                                      $ (1,077)     $     76
   Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation and amortization                                           3,451         3,075
     Deferred income taxes                                                    --            (145)
     Provision for doubtful accounts                                          --              15
     Equity in loss of unconsolidated affiliates                                74           362
     Changes in assets and liabilities (net of business
       acquisition):
       Accounts receivable                                                  (1,160)       (2,335)
       Prepaid expenses and other assets                                    (1,328)          665
       Brokerage receivables                                               (23,179)         --
       Deferred revenue                                                        137           385
       Accounts payable, accrued expenses and other liabilities              1,378        (1,068)
       Brokerage payables                                                   23,602          --
       Other, net                                                               (8)          (38)
                                                                          --------      --------
        Net cash provided by operating activities                            1,890           992
                                                                          --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                      (3,725)          (21)
   Sales of short-term investments                                             998           950
   Capital expenditures for property and equipment                          (1,418)       (1,514)
   Capitalization of product enhancement costs and other                    (1,833)         (851)
   Cash acquired from acquisitions                                           1,405          --
   Loans and advances to unconsolidated affiliates, net of repayments         (205)       (1,466)
                                                                          --------      --------
       Net cash used in investing activities                                (4,778)       (2,902)
                                                                          --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                         (200)         (316)
   Net proceeds from issuance of common stock                                  103            56
                                                                          --------      --------
       Net cash used in financing activities                                   (97)         (260)
                                                                          --------      --------
Net decrease in cash and cash equivalents                                   (2,985)       (2,170)
Cash and cash equivalents, beginning of period                              21,006        11,213
                                                                          --------      --------
Cash and cash equivalents, end of period                                  $ 18,021      $  9,043
                                                                          ========      ========

     The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                   NYFIX, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

BASIS OF PRESENTATION

        The accompanying  unaudited condensed  consolidated financial statements have been prepared in accordance with accounting  principles  generally accepted in the United States for interim financial information and with the instructions to  Form  10-Q  and  Article  10 of the  Securities  and  Exchange  Commission's
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by accounting  principles  generally  accepted in the United
States  for  complete  financial  statements.  The  Company  believes  that  the disclosures  contained herein are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all adjustments, which were comprised of normal and recurring  accruals,  considered  necessary by management  for a fair presentation of the Company's financial condition and results of operations. All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

        The operating results for the three months ended March 31, 2004 and 2003 are not  necessarily  indicative  of the results to be  expected  for any future interim  period or any  future  year.  These  condensed  consolidated  financial statements should be read in conjunction with the audited  financial  statements and footnotes  thereto in the Company's  Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). The Company's significant accounting policies are the same as those listed in Note 1 to the 2003 Form 10-K.

        Prior to July 1,  2003,  the  Company's  18%  ownership  in  Renaissance
Trading  Technologies,  Inc.  ("Renaissance") was accounted for under the equity method since the Company had the ability to exercise significant  influence over the operating and financial policies of Renaissance. Effective July 1, 2003, the
Company  acquired the  remaining 82% of  Renaissance,  which the Company did not already own. As of that date,  the Company  consolidated  Renaissance.  Prior to
March 29, 2004, the Company's 40% ownership  interest in EuroLink Network,  Inc.
("EuroLink")  was accounted  for under the equity  method.  Effective  March 29,
2004, the Company acquired the remaining 60% of EuroLink,  which the Company did not already own. As of that date,  the Company  consolidated  EuroLink (see Note
3).

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

USE OF ESTIMATES

        The  preparation of financial  statements in conformity  with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities,  the disclosure of contingent  assets and liabilities at the dates of the condensed  consolidated  financial  statements and the reported amounts of revenue and expense  during the  reporting  periods in the  condensed consolidated  financial statements and accompanying notes. The estimates include the  collectibility  of  accounts  receivable,  the  use and  recoverability  of inventory, the useful lives of tangible and intangible assets, recoverability of goodwill and the realization of deferred tax assets,  among others.  The markets for the  Company's  products are  characterized  by intense  competition,  rapid technological  development and pricing pressures,  all of which could affect the future  realizability  of the Company's  assets.  Estimates and  assumptions are reviewed  periodically  and  the  effects  of  revisions  are  reflected  in the condensed consolidated financial statements in the period they are determined to be necessary. Actual results could differ from those estimates.

RECLASSIFICATIONS

        Certain reclassifications have been made in the prior period's condensed
consolidated   financial   statements   to  conform  to  the  current   period's
presentation. In connection therewith, amortization expense of intangible assets of $0.5 million was reclassified from  depreciation and amortization  expense to cost of revenue for the three months ended March 31, 2003.

STOCK-BASED EMPLOYEE COMPENSATION

        The Company  accounts for its stock-based  employee  compensation  plans under the recognition and  measurement  provisions of the Accounting  Principles
Board  Opinion  ("APB") No. 25,  ACCOUNTING  FOR STOCK ISSUED TO  EMPLOYEES  and
related  interpretations and has elected the  disclosure-only  alternative under
Statement of Financial  Accounting  Standards  ("SFAS") No. 123,  ACCOUNTING FOR
STOCK-BASED   COMPENSATION.   The  Company   does  not   recognize   stock-based
compensation expense in its reported results as all stock options granted had an exercise  price equal to the fair value of the  underlying  common  stock on the date of grant.  The following table  illustrates the effect on net (loss) income and  (loss)  income  per  share  if the  Company  had  applied  the  fair  value recognition  provisions of SFAS No. 123, as required by SFAS No. 148, ACCOUNTING
FOR  STOCK-BASED  COMPENSATION  -  TRANSITION  AND  DISCLOSURE,  to  stock-based employee compensation:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ----------------------------
                                                           2004         2003
                                                     --------------  ------------
                                                       (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
Net (loss) income, as reported                        $    (1,077)    $     76
Compensation expense based on the fair value
   method, net of tax                                        (713)      (1,732)
                                                      -----------     --------
Pro forma net loss                                    $    (1,790)    $ (1,656)
                                                      ===========     ========

Basic and diluted (loss) income per common share:
   As reported                                        $     (0.03)    $   0.00
                                                      ===========     ========
    Pro forma                                         $     (0.06)    $  (0.05)
                                                      ===========     ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In  January  2003,  the  FASB  issued  Interpretation  No.  ("FIN")  46,
CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is  considered  to  be a VIE  when  it  has  equity  investors  which  lack  the
characteristics  of  a  controlling   financial  interest,  or  its  capital  is
insufficient  to  permit  it  to  finance  its  activities   without  additional
subordinated  financial  support.  Consolidation  of a  VIE  by an  investor  is required when it is  determined  that the investor will absorb a majority of the
VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the  requirements of SFAS No. 140,  ACCOUNTING FOR TRANSFERS AND SERVICING OF
FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.  VIEs created after January
31, 2003 must be consolidated immediately. In December 2003, the FASB issued FIN
46 (revised) ("FIN 46R"),  CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46R
clarified  some of the  provisions of FIN 46 and deferred the effective  date of implementation  for certain  entities.  Under the guidance of FIN 46R,  entities that do not have  interests  in  structures  that are  commonly  referred  to as special  purpose  entities  ("SPEs") are required to apply the provisions of FIN
46R in financial  statements  for periods  ending after March 15, 2004, for VIEs that existed prior to February 1, 2003.  The Company does not have  interests in
SPEs and has adopted the provisions of FIN 46R starting with the Company's first quarter  2004  financial  statements.  The  adoption  of FIN 46R did not have an effect on the Company's condensed consolidated financial statements.

2.      BROKER-DEALER OPERATIONS

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

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

        NYFIX  Clearing   Corporation  ("NYFIX  Clearing"),   NYFIX  Transaction
Services Inc. ("NYFIX Transaction Services") and NYFIX Millennium L.L.C. ("NYFIX
Millennium"),  as  registered  broker-dealers,  are  subject to the  minimum net capital  requirements  of  the  NASD.  These  broker-dealers  have  consistently operated in excess of such requirements.  NYFIX Clearing's net capital was $10.8 million at March 31, 2004,  which exceeded the amount required by $10.5 million.
NYFIX  Transaction  Services'  net capital was $1.5  million at March 31,  2004, which  exceeded the amount  required by $1.4  million.  NYFIX  Millennium's  net capital was $0.4 million at March 31, 2004,  which exceeded the amount  required by $0.2 million. During 2003, the Company funded $10.8 million to NYFIX Clearing to enable it to maintain  its minimum  excess net capital  requirement  of $10.0 million as a condition  of its  approval by the  Depository  Trust and  Clearing
Corporation  ("DTCC").  The Company's  broker-dealer  subsidiaries  may need the
Company to fund or commit more of its consolidated  cash,  cash-equivalents  and short-term  investments in the future to maintain their  individual  minimum and minimum excess net capital  requirements.  If any or all of these  broker-dealer subsidiaries  were to fall below  their  minimum or minimum  excess net  capital requirements, their operations may be restricted.

BROKERAGE RECEIVABLES AND PAYABLES

        In connection  with its clearing  operations,  NYFIX Clearing may borrow securities  either to complete  transactions  for which the securities  have not been received by the required settlement date, or to lend the securities as part of a  matched-book  trading  strategy in which both a  securities  borrowed  and loaned agreement are transacted with the same underlying securities for the same period of time but usually at slightly different rates.  Securities borrowed and securities  loaned are treated as financing  transactions and are carried at the amounts  of cash  collateral  advanced  and  received  in  connection  with  the
transactions.   In  the  accompanying  condensed  consolidated  balance  sheets, securities borrowed is reflected in brokerage receivables, and securities loaned is reflected in brokerage  payables.  NYFIX Clearing earns interest revenue from the cash  collateral it provides the borrower of securities and pays interest on the cash  collateral  received from the party  borrowing the  securities.  NYFIX
Clearing monitors the fair market value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral as required. .

        Brokerage receivables consisted of the following:

                                           MARCH 31,   DECEMBER 31,
                                             2004         2003
                                           ---------   ------------
                                              (IN THOUSANDS)
Stock receivable (matched and reserved)     $24,770     $ 1,466
Other                                           354         479
                                            -------     -------
Total brokerage receivables                 $25,124     $ 1,945
                                            =======     =======

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

        Brokerage payables consisted of the following:

                                     MARCH 31,  DECEMBER 31,
                                      2004         2003
                                    ----------  ------------
                                       (IN THOUSANDS)
Stock payable                        $24,216     $ 1,385
Other                                  1,086         315
                                     -------     -------
        Total brokerage payables     $25,302     $ 1,700
                                     =======     =======

3.      ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

ACQUISITIONS

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the United  States  equity  markets from Europe.  EuroLink offers the Company's  equity products and services to the European  marketplace, primarily  on  a  transaction  fee  basis.  The  preferred  stock  automatically converted  into a 40%  common  stock  interest  two  years  from the date of the
Company's original investment,  or March 6, 2004. The Company also had an option to purchase  up to an  additional  40% common  stock  interest in EuroLink  from certain of its  stockholders at a price to be determined based upon a formula of
EuroLink's  earnings,  as defined.  Such exercise price ranged from a minimum of
$1.0 million to a maximum of $10.0 million.  The option was exercisable  between
April 1, 2004 and June 30, 2004 and was payable in equal amounts of cash and the
Company's common stock. The investment in EuroLink was being accounted for under the equity method.  Since its initial  investment,  the Company has recorded its equity in the losses of EuroLink  aggregating  $1.0  million  through  March 29,
2004.  During  the three  months  ended  March 31,  2004 and 2003,  the  Company recorded its equity in the losses of EuroLink of $0.1 million and $0.2  million,
respectively,   which  were  included  in  "equity  in  loss  of  unconsolidated affiliates" in the accompanying condensed consolidated statements of operations.
In addition,  the Company had notes  receivable  from EuroLink at March 29, 2004 and December 31, 2003 of $0.6  million,  bearing an interest  rate of 6.0%.  The
Company also advanced to EuroLink $0.2 million  during the first quarter of 2004 and $0.2  million  during  the year  ended  December  31,  2003 to fund  certain operating costs. Such notes and advances were reflected as "notes receivable and other amounts due from unconsolidated  affiliates" in the accompanying condensed consolidated balance sheet at December 31, 2003.

        On March 29, 2004, the Company  executed a binding  agreement to acquire the  remaining  60% of EuroLink  that it did not already  own.  The  transaction closed on April 28, 2004. The Company's key consideration for the acquisition of
EuroLink was the expected  synergies  to be achieved by  consolidating  EuroLink
with  NYFIX   International   Ltd.,  the  Company's  newly  formed  London-based
subsidiary  through  which it plans to capture order flow to and from the United
States and within Europe.  The Company paid for the acquisition  with $24,000 in
cash and one-year promissory notes   payable in its common stock or cash, at the
Company's  option,  having a fair value of $0.5  million.  The cash  payment was included in "current  portion of long-term debt and other  liabilities"  and the fair  value of the  notes,  which  mature on April 28,  2005,  was  included  in

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

"long-term   debt  and  other   liabilities"  in  the   accompanying   condensed
consolidated   balance  sheet  at  March  31,  2004.  In  connection   with  the
acquisition,  the Company  contributed to EuroLink's capital certain obligations that EuroLink owed to the Company, including the aforementioned notes receivable and advances, aggregating $1.0 million.

        The total purchase  price for 100% of EuroLink,  including the Company's basis of $3.0 million,  the notes  receivable and advances of $1.0 million,  the promissory notes of $0.5 million and accruals for  acquisition-related  expenses of $50,000  was $4.6  million.  The excess of the  purchase  price over the fair value of the net assets  acquired  was $3.2  million  and has been  recorded  as goodwill.  Preliminary allocations have been made to the tangible and intangible assets. While it is anticipated that a substantial portion of the purchase price will be  classified  as  goodwill,  the  Company  has not  completed  its  final allocation  of the  purchase  price to the  tangible  and  intangible  assets of
EuroLink. Asset valuations will be performed by an independent third-party,  and are expected to be completed by December 31, 2004.

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

        In October  2002,  the Company  loaned $1.5  million to  Renaissance  in exchange for a convertible  secured  promissory  note. The note bore an interest rate of  5.5%,  was due in  October  2007,  or was  convertible  into  6,400,000 membership units (or 32% of the total outstanding  membership units,  subject to dilution) of Renaissance, at the Company's option. In February 2003, the Company loaned an  additional  $1.0  million to  Renaissance  in exchange  for a secured promissory  note. The note bore an interest rate of 5.5% and was due in February
2008.  In addition,  the Company  funded to  Renaissance  $2.2  million,  in the aggregate  through  June 30, 2003 to fund  certain  operating  costs and capital expenditures of Renaissance.  The Company sublet approximately 8,000 square feet of office space to Renaissance at an annual cost of $0.2 million.  Prior to July
1, 2003,  the Company's  investment in  Renaissance  was accounted for under the equity  method.  During the three  months  ended  March 31,  2003,  the  Company recorded its equity in the loss of  Renaissance  of $0.2,  which was included in
"equity in loss of  unconsolidated  affiliates"  in the  accompanying  condensed consolidated statement of operations for the three months ended March 31, 2003.

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

        The  Company  financed  the July  2003  Renaissance  acquisition  by (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable,  at the Company's option, in its common stock or cash to certain unitholders of Renaissance, maturing in December
2004, having a fair value of $1.3 million;  (c) promissory notes payable, at the
Company's  option,  in its  common  stock  or cash  to  certain  unitholders  of
Renaissance  with annual maturity dates ranging between June 2004 and June 2007, having a fair  value of $1.3  million;  and (d) 59,653  shares of the  Company's common stock with selling  restrictions  to certain  unitholders of Renaissance, having a fair value of $0.3 million.  On April 7, 2004,  pursuant to notice from certain  payees after  default on the notes,  the Company  issued  shares of its common  stock in  payment  of $2.0  million of such  notes.  Certain  contingent liabilities remain with respect to such notes.

        In  connection  with  the  acquisition,   the  Company   contributed  to
Renaissance's  capital certain obligations that Renaissance owed to the Company, including  the  aforementioned  promissory  note and advances  aggregating  $3.2 million.  In addition,  the Company  acquired 60,000 shares of its common stock, valued at $0.4  million,  that it had  issued in  connection  with its  original investment in Renaissance,  and which Renaissance had acquired.  The Company has classified these 60,000 shares as "treasury stock" in the accompanying condensed consolidated balance sheets.

        The  total  purchase  price  for  100%  of  Renaissance,  including  the
Company's  pre-acquisition  basis of $1.3 million, was $11.8 million. The excess of the  purchase  price over the fair value of the net assets  acquired was $8.2 million and has been recorded as goodwill.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill  and  other  acquired  intangibles   primarily  relate  to  the
Company's 2004  acquisition of EuroLink,  2003  acquisition of Renaissance,  and
2002  acquisitions of an additional 30% ownership  interest in NYFIX  Millennium and the acquisition of Javelin Technologies, Inc. ("Javelin"). In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis,  the Company has set October 1 as its annual  testing  date for  goodwill impairment. Effective October 1, 2003, the Company performed its annual test for impairment  using  the  discounted  cash  flow  valuation  method.  There was no indication  of  impairment  to the value of goodwill for the quarter ended March
31, 2004 or any other prior periods.  The Company completed the asset valuations for the Renaissance acquisition during the fourth quarter of 2003.

        The changes in the carrying  amount of goodwill by segment for the three months ended March 31, 2004, were as follows:

                                             TECHNOLOGY   TRANSACTION
                                              SERVICES     SERVICES         TOTAL
                                             ----------   ------------    ----------
                                                           (IN THOUSANDS)
Balance as of December 31, 2003                $ 50,164      $  5,802     $ 55,966
Goodwill acquired or (adjusted) during the
   period
     EuroLink (preliminary estimate)               --           3,211        3,211
     Javelin                                     (1,250)         --         (1,250)
                                               --------      --------     --------
Balance as of March 31, 2004                   $ 48,914      $  9,013     $ 57,927
                                               ========      ========     ========

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

        In connection with the Company's March 31, 2002  acquisition of Javelin,
$1.0 million in cash and 270,945 shares of common stock,  having a fair value of
$4.0 million at March 31, 2002, were being held in escrow by an unrelated party,
subject  to  a  final  working  capital   adjustment.   On  March  15,  2004,  a
representative  of the  former  shareholders  of Javelin  executed a  settlement agreement  with the Company  that,  among other  things,  paid the Company  $1.3 million and  distributed  the Company's  common stock held in the escrow fund to the former Javelin  shareholders.  The Company  recorded the $1.3 million of net proceeds received in the first quarter of 2004 as a reduction in goodwill.

        Acquired intangible assets consisted of the following:

                                          MARCH 31, DECEMBER 31,  USEFUL LIVES
                                           2004        2003         (YEARS)
                                         ---------  ----------    -----------
                                             (IN THOUSANDS)
Existing technology                       $10,600     $10,600       5-7
Customer related intangibles                3,700       2,700        5
Trademarks and other                          800         800       6-14
                                          -------     -------
       Total intangible assets, gross      15,100      14,100
Less: Accumulated amortization              4,488       3,865
                                          -------     -------
       Total intangible assets, net       $10,612     $10,235
                                          =======     =======

        Amortization  expense of acquired intangible assets was $0.6 million and
$0.5 million for the three  months ended March 31, 2004 and 2003,  respectively, and was included in cost of revenue.

        Based on identified  intangible  assets  recorded at March 31, 2004, the future amortization expense is expected to be as follows:

                                     AMOUNT
                                     ------
                                  (IN THOUSANDS)
Remainder of 2004                     $ 2,018
2005                                    2,691
2006                                    2,691
2007                                    1,566
2008                                      726
Thereafter                                920
                                      -------
    Future amortization expense       $10,612
                                      =======

4.      INCOME TAXES

        The Company  recorded  tax  benefits of $0.8 million and $13,000 for the three  months  ended  March  31,  2004 and  2003,  respectively.  The  Company's effective tax rate was 41% and 21% for the three months ended March 31, 2004 and
2003, respectively.  The Company's effective tax rate for the three months ended
March 31, 2004 is higher than the Federal  statutory  rate  primarily due to the benefits of certain research and development tax credits and state income taxes.
The  Company's  effective  tax rate for the three months ended March 31, 2003 is lower  than the  Federal  statutory  rate  primarily  due to the  effect  of the recognition of certain research and development tax credits offset by the effect of state income taxes.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

5.      PER SHARE INFORMATION

        The  Company's   basic  (loss)  income  per  common  share  ("EPS")  was
calculated based on the net (loss) income  available to common  stockholders and the  weighted-average  number of shares outstanding during the reporting period.
Diluted EPS includes additional dilution from common stock equivalents,  such as stock  issuable  pursuant to the exercise of outstanding  stock  options.  Stock options representing  1,245,033 shares for the three months ended March 31, 2004 were  excluded  from the loss per share  calculation  since the amounts would be anti-dilutive.

                                                      THREE MONTHS ENDED
                                                            MARCH 31,
                                                    -------------------------
                                                       2004         2003
                                                    -----------   -----------
                                                   (IN THOUSANDS, EXCEPT PER
                                                         SHARE AMOUNTS)
Net (loss) income                                    $ (1,077)     $    76
                                                     ========      =======
Basic (loss) income per common share                 $  (0.03)     $  0.00
                                                     ========      =======

Basic weighted average common shares outstanding       31,873       31,131
Potentially dilutive effect of stock options             --            805
                                                     --------      -------
Diluted weighted average shares outstanding            31,873       31,936
                                                     ========      =======
Diluted (loss) income per common share               $  (0.03)     $  0.00
                                                     ========      =======

6.      BUSINESS SEGMENT INFORMATION

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

        The Company's  Transaction  Services  segment is comprised of six of its subsidiaries.  Three are NASD registered  broker-dealers;  one is an introducing broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the National Futures Association;  one was incorporated in the United Kingdom on March 29, 2004 and is applying for its Financial  Services  Authority ("FSA")
broker-dealer license in anticipation of the Company's expansion into Europe and other international  markets;  and EuroLink,  of which we acquired the remaining

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

60% we did not already own effective  March 29, 2004 and which  represented  the
Company's initial  transaction efforts in the European markets.  Currently,  the customers  of the NASD  registered  broker-dealers  consist  primarily of United
States  securities  brokerage  firms and United  States  buy-side  institutions, including  banks,  mutual  funds  and other  professional  money  managers.  The
Company's  Transaction  Services segment primarily  generates  revenues from the application of fees charged on executed trades.

        The accounting policies of the reportable segments are the same as those described in the summary of significant  accounting policies contained in Note 1 to the 2003 Form 10-K. The operating segments reported below are the segments of the Company for which separate financial  information is available and for which operating  results are evaluated  regularly by senior management in deciding how to allocate resources and in assessing performance.

        Summarized financial information by business segment was as follows:

                               THREE MONTHS ENDED
                                    MARCH 31,
                            --------------------------
                                2004          2003
                             -----------   -----------
Revenue:                          (in thousands)
   Technology Services        $ 13,870      $ 13,919
   Transaction Services          3,925         3,849
   Eliminations                   (659)         (485)
                              --------      --------
       Total revenue          $ 17,136      $ 17,283
                              ========      ========

Gross Profit:
   Technology Services        $  6,431      $  7,983
   Transaction Services          1,217         1,043
                              --------      --------
       Total gross profit     $  7,648      $  9,026
                              ========      ========

        Reconciling  information between business segments and the (loss) income before income tax benefit was as follows:

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                               ------------------------
                                                  2004         2003
                                               ----------   -----------
                                                   (IN THOUSANDS)
Gross profit for reportable segments            $ 7,648      $ 9,026
Operating expenses                               (9,377)      (8,676)
Interest expense                                    (74)         (31)
Investment income                                    46          106
Equity in loss of unconsolidated affiliates         (74)        (362)
                                                -------      -------
(Loss) income before income tax benefit         $(1,831)     $    63
                                                =======      =======

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

7.      OTHER COMPREHENSIVE (LOSS) INCOME

        The components of other comprehensive (loss) income, net of tax, were as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                  ------------------------
                                                                      2004         2003
                                                                  -----------  -----------
                                                                       (IN THOUSANDS)
Net (loss) income                                                   $(1,077)     $    76
Changes in net unrealized gain on available-for-sale securities        --             34
                                                                    -------      -------
Total comprehensive (loss) income                                   $(1,077)     $   110
                                                                    =======      =======

8.      COMMITMENTS AND CONTINGENCIES

LITIGATION

        In May 2003, the Company was served as a defendant in Kledaras v. NYFIX,
Inc. Mr. George Kledaras,  as representative of former  shareholders of Javelin, sought the  release of an escrow  fund  consisting  of $1.0  million in cash and
270,945 shares of common stock, having a fair value of $4.0 million at March 31,
2002 and  alleged  damages of at least $18  million  against the Company and its
Chairman and CEO, Mr. Peter K. Hansen, in connection with such  acquisition.  In
June 2003,  pursuant to a stipulation with the Company,  Mr. Kledaras  dismissed
his  lawsuit  without   prejudice.   On  March  15,  2004,  Mr.   Kledaras,   as
representative of former shareholders of Javelin executed a settlement agreement with us that,  among  other  things:  (a) paid the  Company  $1.3  million;  (b)
distributed  the  Company's  common  stock  from the  escrow  fund to the former
Javelin shareholders;  (c) deemed that Kledaras v. NYFIX, Inc. be dismissed with prejudice;  and (d)  provided  for mutual  releases  with  respect to all claims related to its acquisition of Javelin.  The Company received the $1.3 million of net proceeds in the first quarter of 2004.

9.      CASH FLOW SUPPLEMENTAL INFORMATION

        Information  about the cash flow activities  related to the EuroLink and
Javelin acquisitions was as follows:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                            2004
                                                       --------------
                                                       (in thousands)
Fair value of assets acquired, including cash of $155     $ 4,520
Fair value of liabilities assumed                            (136)
Fair value of capital contributed                          (1,026)
Fair value of notes issued                                   (499)
Pre-acquisition investment basis                           (3,014)
Javelin working capital adjustment settlement              (1,250)
                                                          -------
Cash acquired from acquisitions                           $(1,405)
                                                          =======

        The preceding  fair values of net assets and  liabilities  for the three months ended March 31, 2004 were based on the  preliminary  values at that time.
The final  allocation  of assets  acquired at March 31, 2004 may differ from the fair values presented.

        Information about other cash flow activities was as follows:

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                            2004     2003
                                                         --------- ----------
Supplemental disclosures of cash flow information:           (IN THOUSANDS)
   Cash paid for interest                                 $  74     $  31
   Cash paid (refunds received) for income taxes, net        18      (688)
Supplemental schedule of noncash investing and
 financing information:
   Unrealized gain on available-for-sale securities        --         (34)

10.     SUBSEQUENT EVENTS

LITIGATION

        On or about May 13,  2004,  an  action  entitled  Fuller & Thaler  Asset
Management v. NYFIX,  Inc., et al. was filed in the United States District Court for the District of Connecticut.  The Complaint names the Company,  its Chairman and CEO,  its former  CFO,  its  current  CFO and  certain of its  directors  as defendants. The Complaint asserts a proposed class action claim on behalf of all buyers of the  Company's  stock  between  March 30,  2000 and March 30, 2004 and seeks an  unspecified  amount of damages.  The Complaint  alleges  violations of
Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, based on the issuance of a series of allegedly false and misleading  financial statements and press releases  concerning,  among other things, the Company's investment in
NYFIX  Millennium.  The  Company and the other  defendants  intend to defend the lawsuit vigorously.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

RENAISSANCE NOTES

        On April 7, 2004,  pursuant to notice from certain  payees after default on the notes,  the Company  issued shares of its common stock in payment of $2.0 million of such notes (see Note 3). Certain  contingent  liabilities remain with respect to such notes.

NASDAQ DELISTING PROCEEDING

        On April 1, 2004,  Nasdaq  notified the Company that the Company was not in compliance  with Nasdaq's  listing  requirements  because the Company had not timely  filed its 2003 Form 10-K.  On April 8, 2004,  the  Company  requested  a hearing with the Nasdaq Listing Qualifications Panel (the "Panel") for continued
listing  on the Nasdaq  National  Market.  At the April 29,  2004  hearing,  the
Company  requested  an  extension  to May  30,  2004 to  meet  Nasdaq's  listing requirements.  On May 19, 2004,  Nasdaq  notified the Company that Nasdaq viewed the delay in the filing of the Company's  Quarterly  Report on Form 10-Q for the
quarter  ended March 31, 2004 as an additional  delinquency  with respect to the
Company's  compliance  with its  listing  requirements  and that the Panel  will consider  this factor in its  decision.  The Company is awaiting a decision from the Panel regarding the Company's request for an extension.

        Once the Company  files its 2003 Form 10-K and its  Quarterly  Report on
Form 10-Q for the quarter  ended March 31, 2004,  the Company  believes  that it will be in compliance  with its SEC  reporting  obligations.  At that time,  the
Company will request that Nasdaq  dismiss the pending  delisting  action against
it.

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

                                   NYFIX, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

        The  purpose  of  management's  discussion  and  analysis  of  financial condition  and results of operations  ("MD&A")  is to provide an overview of
NYFIX,  Inc. to help  facilitate an  understanding  of the  significant  factors influencing our financial  statements and also to convey our expectations of the potential impact of known trends,  events, or uncertainties  that may impact our future financial statements.  Our MD&A includes forward-looking  statements, including, without limitations, our expectations.  Our actual results may differ materially from those expressed or implied in the forward-looking  statements as a result of various  factors  including,  but not limited to, those discussed in the "Risk  Factors"  section  of our 2003 Form  10-K,  and  below.  We assume no obligation to update the  forward-looking  statements or such risk factors.  You should read this  discussion  in  conjunction  with our  condensed  consolidated financial  statements and related notes included in this Report on Form 10-Q and our consolidated  financial statements and related notes, "Selected Consolidated
Financial Data" and "Risk Factors" included in our 2003 Form 10-K.

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

        Our Transaction Services segment is comprised of six of our subsidiaries
- NYFIX Millennium,  NYFIX Transaction Services,  and NYFIX Clearing,  which are
NASD  registered  broker-dealers;  NYFIX  Partners,  which  is  our  introducing broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the NFA; NYFIX International,  which we incorporated in the United Kingdom on
March 29,  2004 and which  has  applied  for its FSA  broker-dealer  license  in anticipation of our expansion into European and other international markets; and
EuroLink,  of  which  we  acquired  the  remaining  60% we did not  already  own effective March 29, 2004 and which represented our initial  transaction  efforts in the European  markets.  NYFIX  Millennium  provides a  modernized  electronic

                                   NYFIX, INC.

execution venue under Regulation ATS for trading in United States stocks.  NYFIX
Transaction  Services provides technology and direct market access and execution links. NYFIX Clearing,  a member of the DTCC, settles and clears transactions on behalf of NYFIX Millennium and NYFIX Transaction Services.  While NYFIX Partners
has not initiated any active  business,  we are  discussing  opportunities  with sponsoring broker-dealers and potential customers for the derivatives markets to augment our future business plans. Our Transaction  Services  segment  generates subscription and transaction revenue.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        This MD&A reviews our condensed consolidated financial statements, which have been prepared in accordance with accounting  principles  generally accepted in the United States of America.  These principles require us to make estimates, based on  assumptions,  which  if not  accurate,  could  materially  affect  our financial statements, including the assets, liabilities, revenue and expense and the disclosure of contingent assets and liabilities at the date of the financial statements  and future  reporting  periods.  The  markets for our  products  are characterized  by  intense  competition,  rapid  technological  development  and pricing  pressures,  all of which  could  affect the future  realization  of our assets.

        Estimates,  including  assumptions  related  to: the  collectibility  of accounts  receivable;  the useful lives of tangible and intangible  assets;  the recoverability  of goodwill;  the  realization  of deferred tax assets;  revenue recognition;  product  enhancement  costs;  income taxes; and  contingencies are reviewed  periodically  and  the  effects  of  revisions  are  reflected  in the condensed consolidated financial statements in the period they are determined to be  necessary.  We base our estimates on  historical  experience  and on various other factors and assumptions  that we believe to be reasonable,  the results of which form the bases for making  estimates  and  assumptions  about the carrying values of assets  and  liabilities  that are not  readily  apparent  from  other sources.  Actual  results  may  differ  materially  from these  estimates  under different assumptions.

        For our  accounting  policies  that,  among others,  are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's Discussion and Analysis, in our 2003 Form 10-K.  We have  reviewed the  development  and  selection of these accounting policies,  estimates,  including the underlying assumptions,  and the related disclosures in the financial statements and this MD&A with our Audit
Committee. Refer to Note 1 in the Notes to the Consolidated Financial Statements
in Item 15 of our 2003 Form 10-K for our significant accounting policies. In the first  three  months  of  2004,  there  have  been no  material  changes  to our significant accounting policies.

OVERVIEW OF FINANCIAL RESULTS

        The tables  provided below present  additional  views of our revenue and gross profit.  The following table presents our revenue,  gross profit and gross profit as a  percentage  of  revenue,  by  reportable  segment  for the  periods indicated:

                                   NYFIX, INC.

                                                 THREE MONTHS ENDED
                                                       MARCH 31,
                                              ---------------------------
                                                  2004           2003
                                              -------------    ----------
                                                   ($ IN THOUSANDS)
Segment revenue:
   Technology Services                             $ 13,870     $ 13,919
   Transaction Services                               3,925        3,849
   Eliminations                                        (659)        (485)
                                                   --------     --------
       Total revenue                               $ 17,136     $ 17,283
                                                   ========     ========

Segment revenue, as a percentage of total
  revenue:
   Technology Services                                   81%          81%
   Transaction Services                                  23%          22%
   Eliminations                                          (4)%         (3)%
                                                   --------     --------
       Total                                            100%         100%
                                                   ========     ========

Segment gross profit:
   Technology Services                             $  6,431     $  7,983
   Transaction Services                               1,217        1,043
                                                   --------     --------
       Total gross profit                          $  7,648     $  9,026
                                                   ========     ========

Segment gross profit, as a percentage of
  revenue:
   Technology Services                                   46%          57%
   Transaction Services                                  31%          27%
       Total                                             45%          52%

        The following table shows our revenue, cost of revenue, gross profit and operating expense expressed as percentages of revenue for the periods indicated:

                                   NYFIX, INC.

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                         -----------------
                                           2004     2003
                                         -------   -------

REVENUE:
   Subscription                             54%      50%
   Capital sale                             12%      15%
   Service contract                         14%      14%
   Transaction                              20%      21%
                                           ---      ---
       Total revenue                       100%     100%
                                           ---      ---

COST OF REVENUE:
   Subscription                             61%      54%
   Capital sale                             41%      29%
   Service contract                         37%      27%
   Transaction                              62%      62%
                                           ---      ---
       Total cost of revenue                55%      48%
                                           ---      ---

GROSS PROFIT:
   Subscription                             39%      46%
   Capital sale                             59%      71%
   Service contract                         63%      73%
   Transaction                              38%      38%
                                           ---      ---
       Total gross profit                   45%      52%
                                           ---      ---

OPERATING EXPENSE:
   Selling, general and administrative      50%      45%
   Research and development                  2%       1%
   Depreciation and amortization             3%       4%
                                           ---      ---
       Total operating expense              55%      50%
                                           ---      ---

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

                                   NYFIX, INC.

        We recognize revenue for contracts with multiple deliverables, which are not  covered  under  SOP  97-2,  in  accordance  with the  Financial  Accounting
Standards  Board's  ("FASB")  Emerging  Issues Task Force 00-21,  ACCOUNTING FOR
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

        Our revenue is comprised of subscription, capital sale, service contract and transaction components, described as follows:

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

        Transaction  revenue consists of per-share fees charged to customers who send and  receive  a match  and  execution  in our ATS  order  matching  system, customers to whom we provide  execution and smart order routing  technology  and gateways to access  markets in: (1) their own name,  (2) a third party "give up"
name, or (3) our name.  Revenue on these contracts is generally invoiced monthly in arrears or is extracted  from the clearing  process  within three days of the trade  date  and  recognized  in the  period  in  which  it is  earned.  Certain transaction  revenue contracts,  which include multiple  deliverables,  or other types of our revenue are accounted for in accordance with EITF 00-21,  described above.  Some of these contracts have minimum volume  commitments or are invoiced at a minimum  transaction-based fee. The arrangement  consideration is allocated to each element based on the relative  fair values of each  element.  We account for each element of an arrangement with multiple deliverables separately. Vendor specific objective  evidence for fair value of services is primarily  determined by reference to renewal pricing.

        Revenue on contracts invoiced in advance of the services being performed is deferred and  recognized as revenue over the period earned and is included in
"deferred  revenue" in our  condensed  consolidated  balance  sheets.  Shipping,

                                   NYFIX, INC.

handling and installation  charges, if any, are generally invoiced to a customer and are included in revenue upon completion of the installation.

        Cost of revenue  principally  consists of costs associated with our data center operations where we maintain  equipment and infrastructure to support our operations,  amortization of capitalized product enhancement costs, depreciation of subscription  equipment,  amortization of intangible  assets and other direct costs, including customer-specific  telecommunication costs, execution, clearing fees and market data feeds. Certain data center costs, such as labor,  equipment maintenance,  software support and depreciation and amortization,  are allocated to our segments based on usage estimates.

        Operating  expense is comprised of selling,  general and  administrative
("SG&A"),  research and development  ("R&D") and depreciation and  amortization.
SG&A  expense  consists of salaries and  benefits,  office rent and other office expense,  provision for doubtful accounts, and marketing expense. Corporate SG&A expense is  allocated  to our  segments  based on usage  estimates.  R&D expense relates to our cost of  developing  new  products and  technologies  to meet the current  and  future  needs  of our  customers,  up to the  point  of  technical feasibility  at which point we  capitalize  such costs to bring our  products to market.  R&D expense  consists  primarily of salaries and related  costs for our technical and development staff.  Depreciation and amortization expense consists of such expense for our corporate equipment and software.

        MD&A  related  to segment  revenue,  cost of  revenue  and gross  profit includes intercompany revenue and cost of revenue, which have been eliminated in consolidation.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUE

        The following table presents an overview of our revenue:

                                   NYFIX, INC.
                                         THREE MONTHS ENDED MARCH 31,
                                 --------------------------------------------
                                         2004                  2003
                                     $          %           $           %
                                 ----------------------  --------------------
                                              ($ IN THOUSANDS)
Technology Services:
   Subscription                  $  9,402      68%       $  8,792      63%
   Capital sale                     1,988      14%          2,655      19%
   Service contract                 2,480      18%          2,472      18%
                                 --------                --------
       Sub-total                   13,870      81%         13,919      81%
                                 --------                --------
Transaction Services:
   Subscription                       562      14%            240       6%
   Transaction                      3,363      86%          3,609      94%
                                 --------                --------
       Sub-total                    3,925      23%          3,849      22%
                                 --------                --------
Eliminations:
   Subscription                      (659)    n/a            (485)    n/a
                                 --------                --------
       Sub-total                     (659)    n/a            (485)    n/a
                                 --------                --------
Total revenue
   Subscription                     9,305      54%          8,547      50%
   Capital sale                     1,988      12%          2,655      15%
   Service contract                 2,480      14%          2,472      14%
   Transaction                      3,363      20%          3,609      21%
                                 --------                --------
        Consolidated revenue     $ 17,136     100%       $ 17,283     100%
                                 ========                ========

Segment subtotals are presented as a percentage of consolidated revenue.

        Consolidated revenue decreased $0.2 million, or 1%, to $17.1 million for the three months ended March 31, 2004 as compared to $17.3 million for the three months ended March 31, 2003.

        Our  Technology  Services  segment  revenue  remained  constant at $13.9 million for the three-months ended March 31, 2004 as compared to March 31, 2003.
Our  traditional  equity  products  subscription  and service  contract  revenue increased  to $8.8  million for the three  months ended March 31, 2004 from $8.7 million for the three months ended March 31,  2003.  This $0.1 million  increase was primarily  attributable to a net increase of 21 customers from 273 customers in the three  months  ended March 31, 2003 to 294  customers in the three months ended March 31, 2004.  This increase was offset by lower average  annual revenue per customer of $120,000 for the three months ended March 31, 2004,  as compared to $127,000 for the three months ended March 31, 2003.  In August 2002, we began an initiative to sell circuits to buy-side institutions in order to leverage our
NYFIX Network in various ways. As of March 31, 2004, we had executed  agreements with 102 customers  initially  requesting  basic broker  connectivity  valued at approximately  $7.0  million if fully  implemented.  For the three  months ended
March 31,  2004,  we  recognized  $0.8 million of revenue  attributed  to the 70 buy-side circuits installed by the end of the quarter. There was nominal revenue for buy-side initiatives recognized in the three months ended March 31, 2003. We expect revenue  related to our buy-side  initiatives to increase  throughout the year. Subscription and service revenue for our Javelin products was $1.6 million for the three  months  ended March 31, 2004 as compared to $1.7  million for the three  months  ended March 31, 2003.  Subscription  and service  revenue for our derivative  products were $0.6 million for the three months ended March 31, 2004 as compared to $0.4 million for the three  months ended March 31, 2003.  Capital sale revenue for our Javelin and  derivatives  products was $2.0 million for the three  months  ended March 31,  2004 as  compared to $2.7  million for the three

                                   NYFIX, INC.

months  ended March 31,  2003,  respectively.  While we had a nominal  amount of revenue in the first quarter of 2004 from our Renaissance  products,  we believe that with our  acquisition of Renaissance,  we will be able to more  effectively compete for  customers  who are  consolidating  their Nasdaq and listed  trading desks and desire to migrate to one platform. In addition, we believe we continue
to  realize  the  synergies  as  expected  with  our  Javelin  and   Renaissance
acquisitions and will more  effectively  compete for new customers in 2004. As a percentage of total revenue,  our Technology  Services segment  increased to 81%
for the three  months  ended March 31, 2004 from 80% for the three  months ended
March 31, 2003.

        Our Transaction  Services segment revenue increased $0.1 million, or 2%, to $3.9  million for the three  months  ended March 31, 2004 as compared to $3.8 million for the three  months  ended March 31, 2003.  Our  Transaction  Services customer base  increased in the three months ended March 31, 2004 to 146 from 83 at March 31, 2003,  with average  revenue per customer of $27,000 in the current year's quarter  compared to average revenue per customer of $46,000 in the prior year's quarter. The decrease in average revenue per customer was attributed to a decrease in revenue from several large  customers from whom we generate  revenue from  Designated  Order  Turnaround  ("DOT")  flow to the NYSE.  We compete with various companies that also offer certain  execution  services that we view as a low-margin,  "loss-leader"  service to our customers.  The revenue attributed to these customers' DOT flow was lower during the three months ended March 31, 2004 than in the three months ended March 31, 2003 as a result of competitive pricing for such customers.  For our Transaction Services segment, we expect to continue to add customers  during the year and expect our average revenue per customer to increase  from our first  quarter 2004  average due to a targeted  change in the customer  mix,  with our  emphasis on the  buy-side.  As a  percentage  of total revenue,  our Transaction Services segment increased to 23% for the three months ended March 31, 2004 from 23% for the three  months  ended  March 31,  2003.  We expect our Transaction Services segment revenue to be a larger percentage of our consolidated revenue in 2004 as compared to 2003.

COST OF REVENUE

        The following table presents an overview of our cost of revenue:

                                   NYFIX, INC.

                                                        THREE MONTHS ENDED MARCH 31,
                                               ----------------------------------------------------
                                                         2004                        2003
                                                    $             %             $              %
                                               ------------------------     -----------------------
                                                             ($ in thousands)
Technology Services:
   Subscription                                  $ 5,705           77%      $ 4,488           76%
   Capital sale                                      817           11%          779           13%
   Service contract                                  917           12%          669           11%
                                                 -------                    -------
       Sub-total                                   7,439           54%        5,936           43%
                                                 -------                    -------
Transaction Services:
   Subscription                                      537           20%           85            3%
   Transaction                                     2,171           80%        2,721           97%
                                                 -------                    -------
       Sub-total                                   2,708           69%        2,806           73%
                                                 -------                    -------
Corporate and Eliminations:
 Corporate:
   Data center and telecommunications              3,042                      2,800
   Fixed asset depreciation and amortization       1,468                      1,276
   Amortization of product enhancement costs         815                        581
 Allocated to:
   Technology Services                            (4,572)                    (3,892)
   Transaction Services                             (753)                      (765)
                                                 -------                    -------
       Sub-total                                    --                         --
                                                 -------                    -------
Eliminations:
   Subscription                                     (567)         n/a          --            n/a
   Transaction                                       (92)         n/a          (485)         n/a
                                                 -------                    -------
        Sub-total                                   (659)         n/a          (485)         n/a
                                                 -------                    -------
Consolidated cost of revenue                     $ 9,488           55%      $ 8,257           48%
                                                 =======                    =======

Segment subtotals are presented as a percentage of segment revenue.

        Consolidated  cost of revenue  increased  $1.2 million,  or 15%, to $9.5 million for the three  months  ended March 31, 2004 as compared to $8.3  million for the three months ended March 31, 2003. Included in the $1.2 million increase were $0.4 million of costs  associated  with  Renaissance,  which we acquired on
July 1, 2003.  The primary  factors for the increase in 2004 were labor costs of
$0.6 million, telecommunication expense of $0.3 million, data feed costs of $0.2
million,   depreciation  expense  of  $0.2  million,  product  enhancement  cost amortization  of  $0.2  million,  which  was  primarily  due to an  increase  in
infrastructure   and  capacity  in  our  data  center   operations  and  product
enhancements  costs to support our Technology  Services  segment,  including our derivatives,  Renaissance  and Javelin  products as we integrated  them with our traditional equity products and onto our NYFIX Network, cross connection fees of
$0.1 million to connect our subscription  customers to third-party  networks and
amortization  of  Renaissance  intangible  assets  of  $0.1  million.   Slightly
offsetting  these  increases  was a  decrease  of $0.2  million,  due to reduced execution and clearing fees related to our Transaction  Services  revenue.  As a percentage  of revenue,  cost of revenue  increased  to 55% for the three months ended March 31, 2004, from 48% for the three months ended March 31, 2003, as the increase in the aforementioned  Technology Services costs offset the increase in our Transaction  Services revenue and decrease in Transaction  Services costs as mentioned below.

        Our Technology  Services segment cost of revenue increased $1.5 million, or 25%, to $7.4 million for the three  months  ended March 31, 2004  compared to
$5.9  million for the three  months  ended March 31,  2003.  This  increase  was primarily  attributable  to higher labor costs of $0.8 million,  amortization of acquired  intangible assets of $0.1 million due to the Renaissance  acquisition, data feed costs of $0.1 million,  cross  connection fees of $0.1 million and the

                                  NYFIX, INC.

aforementioned    increases   in   allocated   corporate   expenses,   such   as
telecommunications  expenses,  depreciation and amortization of fixed assets and amortization  of product  enhancement  costs,  of $0.8 million.  Included in the increase was  additional  service  contract cost of revenue of $0.2 million,  or
37%,  to $0.9  million for the three  months  ended  March 31,  2004,  from $0.7 million for the three months ended March 31, 2003.  This  increase was primarily due to  increased  labor  costs to support  our  products.  As a  percentage  of revenue,  cost of revenue  increased  to 54% in 2004,  from 43% in 2003,  as the increase in the aforementioned  costs grew at a faster rate than our revenue. We expect  to see a slight  decrease  in our cost of  revenue  as a  percentage  of revenue in 2004 as many of the investments in property and equipment in our data center and network infrastructure made in 2002 and 2003 should yield lower costs as a percentage of revenue.

        Our Transaction Services segment cost of revenue decreased $0.1 million, or 3%, to $2.7  million for the three  months  ended March 31, 2004  compared to
$2.8  million  for the three  months  ended March 31,  2003.  In addition to the aforementioned  decrease  in  transaction  related  expenses,  cost  of  revenue decreased by $0.4 million, to $0.1 million, related to intercompany charges from the  Technology  Services  segment,  which are  passed  through  to  Transaction
Services customers. These intercompany costs were eliminated in our consolidated cost of revenue.  Cost of revenue also  increased  $0.1 million due to increased data feed costs and $0.1 million due to increased  labor costs.  As a percentage of revenue,  cost of revenue  decreased  to 69% for the three months ended March
31, 2004,  from 73% for the three months ended March 31, 2003,  as the increased segment revenue absorbed  relatively fixed costs and self-clearing of our trades through NYFIX Clearing reduced our variable costs. We expect our cost of revenue to continue to decline as a percentage of Transaction  Services  segment revenue in 2004.  This is  attributable  to the  expected  increases  in revenue and the change in customer mix as described above,  which should enable us to spread our fixed costs over a greater  revenue  base,  and reduced  clearing  expenses as a result of self-clearing our trades through NYFIX Clearing.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

        The following  table  presents an overview of our gross profit and gross profit margin:

                                  NYFIX, INC.

                                                THREE MONTHS ENDED MARCH 31,
                                     -------------------------------------------------
                                             2004                      2003
                                        $              %         $               %
                                     -----------------------   -----------------------
                                                   ($ in thousands)
Technology Services:
   Subscription                      $ 3,697           39%     $ 4,304           49%
   Capital sale                        1,171           59%       1,876           71%
   Service contract                    1,563           63%       1,803           73%
                                     -------                   -------
       Sub-total                       6,431           46%       7,983           57%
                                     -------                   -------
Transaction Services:
   Subscription                           25            4%         155           65%
   Transaction                         1,192           35%         888           25%
                                     -------                   -------
       Sub-total                       1,217           31%       1,043           27%
                                     -------                   -------
Eliminations:
   Subscription                          (92)         n/a         (485)         n/a
   Transaction                            92          n/a          485          n/a
                                     -------                   -------
       Sub-total                        --                        --
                                     -------                   -------
Total gross profit:
   Subscription                        3,630           39%       3,974           46%
   Capital sale                        1,171           59%       1,876           71%
   Service contract                    1,563           63%       1,803           73%
   Transaction                         1,284           38%       1,373           38%
                                     -------                   -------
       Consolidated gross profit     $ 7,648           45%     $ 9,026           52%
                                     =======                   =======

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

        Consolidated gross profit decreased $1.4 million to $7.6 million for the three  months  ended March 31, 2004 from $9.0 million for the three months ended
March 31, 2003.  The  aforementioned  increase in  Technology  Services  cost of
revenue   offset  the  decrease  in   Transaction   Services  cost  of  revenue.
Accordingly, our gross profit margin decreased to 45% for the three months ended
March 31, 2004, as compared to 52% for the three months ended March 31, 2003.

        Our Technology  Services  segment gross profit decreased $1.6 million to
$6.4 million for the three months ended March 31, 2004 from $8.0 million for the three months ended March 31, 2003.  As a percentage  of segment  revenue,  gross profit  margin  decreased  to 46% for the three months ended March 31, 2004 from
57% for the three months  ended March 31, 2003.  The decrease in gross profit is primarily attributable to the aforementioned  increases in our costs, which grew faster than revenue,  as we were generally unable to pass increased costs to our customers  due to  competitive  pricing  pressures.  We  expect  to  see  slight improvements in our Technology  Services segment gross profit margin in 2004, as many of the improvements to our data center and network  infrastructure  made in
2002 and 2003 should yield lower costs as a percentage of revenue.

        Our Transaction  Services segment gross profit increased $0.2 million to
$1.2 million for the three months ended March 31, 2004 from $1.0 million for the three months ended March 31, 2003.  Transaction  Services  segment  gross profit margin  increased to 31% for the three months ended March 31, 2004,  as compared to 27% for the three months  ended March 31, 2003.  The increase in gross profit was primarily attributable to the aforementioned decrease in transaction cost of revenue. We expect our Transaction  Services segment gross margin to continue to improve as a percentage of Transaction Services segment revenue in 2004. This is attributable to the expected  increases in revenue and change in customer mix as described above, which should enable us to spread our fixed costs over a greater revenue base, as well as reduced clearing  expenses as a result of self-clearing our trades through NYFIX Clearing.

                                  NYFIX, INC.

SG&A

        The following table presents an overview of our SG&A expense:

                                            THREE MONTHS ENDED MARCH 31,
                                       --------------------------------------
                                              2004              2003
                                           $       %          $        %
                                       ------------------   ----------------
                                                ($ in thousands)
Salaries and benefits                   $5,238     62%     $4,745     60%
Occupancy and related                      953     11%        910     12%
Marketing, travel and entertainment        636      7%        539      7%
General and other                        1,696     20%      1,641     21%
                                        ------             ------
       Total SG&A                   $8,523     50%     $7,835     45%
                                        ======             ======

The total SG&A is presented as a percentage of consolidated revenue.

        SG&A  expense  increased  $0.7  million,  or 9%, to $8.5 million for the three  months  ended March 31,  2004,  as compared to $7.8 million for the three months  ended  March 31,  2003.  The  increase  was  primarily  attributable  to increased  salaries  and  benefits of $0.5  million  primarily  due to increased staffing  related  to  our  July  2003  Renaissance  acquisition,  annual  merit increases  effective  January 1, 2004 and increased health care costs. We expect these trends to continue for the  remainder  of 2004.  As a percentage  of total revenue, SG&A expense increased to 50% for the three months ended March 31, 2004 from 45% for the three months ended March 31,  2003,  as SG&A expense  increased with no corresponding increase in consolidated revenue.

        Effective  February  1, 2004,  we  entered  into an  agreement  to lease additional  space  at our 100  Wall  Street  office.  In  connection  with  this agreement,  we intend to cease use, in the second  quarter  2004,  of one of our other offices on Wall Street and  consolidate  its operations into the new space at 100 Wall Street.  At that time, in accordance  with SFAS No. 146,  ACCOUNTING
FOR EXIT OR  DISPOSAL  ACTIVITIES,  we expect  to  record a charge to  operating expense of up to $3.0 million,  which includes the remaining rent payments,  net of estimated  sub-lease  income,  and other  write-offs,  including  unamortized leasehold improvements.

R&D

        R&D expense  increased  $0.1  million,  or 77%, to $0.3  million for the three months ended March 31, 2004,  from $0.2 million for the three months ended
March 31,  2003,due to  continued  efforts to bring new  products to market As a percentage of total revenue,  research and development  expense  increased to 2%
for the three months  ended March 31,  2004,  from 1% for the three months ended
March 31, 2003,  due to the increase in R&D expense.  We expect a similar amount of R&D expense for each of the remaining quarters of 2004.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense decreased $0.1 million, or 19%, to
$0.6 million for the three  months  ended March 31, 2004,  from $0.7 million for the three months  ended March 31, 2003 due to a slight  decrease in net property and equipment.  As a percentage of total revenue,  depreciation and amortization

                                  NYFIX, INC.

expense  decreased  to 3% for the three  months ended March 31, 2004 from 4% for the three  months ended March 31,  2003.  The decrease as a percentage  of total revenue was primarily attributable to the decreased amortization expense.

LOSS FROM OPERATIONS

        Loss from  operations  was $1.7 million for the three months ended March
31,  2004,  as compared to net income from  operations  of $0.4  million for the three months ended March 31,  2003.  The  operating  loss was  primarily  due to higher subscription cost of revenue and SG&A expense, primarily due to costs associated  with  Renaissance,  which we acquired in July 2003.  These increases were partially offset by decreased cost of transaction  revenue and subscription revenue for our  broker-dealer  subsidiaries as described above. As a percentage of total revenue, loss from operations was a deficit of 10% for the three months ended March 31, 2004 as  compared  to 2% on the income from  operations  for the three months ended March 31, 2003.  The decline as a percentage of total revenue was  attributable  to a  combination  of the  increase  in cost of  revenue  and operating expenses, and the decrease in revenue.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES, NET

        We recognized  equity in the loss of  unconsolidated  affiliates of $0.1 million for the three months ended March 31, 2004,  compared to $0.4 million for the  three  months  ended  March  31,  2003.  In  2004,  EuroLink  was our  only
unconsolidated   affiliate;   in  2003  both  EuroLink  and   Renaissance   were
unconsolidated  affiliates.  We accounted for  Renaissance  by the equity method through June 30, 2003.  Effective July 1, 2003, we acquired the remaining 82% of
the  membership   units  in  Renaissance  that  we  did  not  already  own,  and consolidated  Renaissance as of that date. Effective March 29, 2004, we acquired the  remaining  60% of EuroLink  that we did not already own,  and  consolidated
EuroLink as of that date.

INCOME TAX BENEFIT

        We recorded an income tax benefit of $0.8  million for the three  months ended March 31,  2004,  compared  to a benefit of $13,000  for the three  months ended March 31,  2003.  The income tax benefit for the three  months ended March
31, 2004 was  attributable  to a tax benefit on our pre-tax loss of $1.8 million and tax benefits  relating to certain research and development tax credits.  Our effective tax rate of 41% in the three months ended March 31, 2004 differed from the Federal  statutory rate  primarily due to the effects of the  aforementioned research and development tax credits, offset slightly by state income taxes. The income tax benefit in the three months ended March 31, 2003 was  attributable to a tax  provision  on our  pre-tax  income  which was more  than  offset by a tax benefit for certain estimated  research and development tax credits  aggregating
$38,000, available for R&D expenses incurred during the three months ended March
31, 2003. Our effective tax rate of 21% in the three months ended March 31, 2003 differed  from the Federal  statutory  rate  primarily due to the effects of the aforementioned  research and development  tax credits,  offset slightly by state income taxes.  We expect our effective tax rate to be slightly  below 40%, which includes  the  statutory  federal  and state  rates  offset by  certain  R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Historically,  a significant  source of our funding has been the sale of equity  securities.  Between  1997 and 1999 we raised a total of $9.5 million in net proceeds through several private  placements where we issued an aggregate of
3,431,000  shares of our common stock. In 2001, we raised $57.3 million,  net of expenses, from a follow-on public offering of three million shares of our common stock. We used a portion of the net proceeds from the follow-on  public offering to  repurchase  1.3 million  shares of our common stock at an aggregate  cost of
$19.1 million.  We also have historically  received funding from the exercise of stock  options by  employees,  which  aggregated  $3.7 million from 2001 through
March 31,  2004.  We funded  our  acquisitions  of  Javelin,  NYFIX  Millennium,
Renaissance and EuroLink  primarily  through the issuance of our common stock or promissory  notes payable in our common stock, or at our option,  cash. Refer to
Item 1 Acquisitions and Investments in our 2003 Form 10-K.

                                  NYFIX, INC.

        Another  significant  source of funding  for us is cash  generated  from operations, which was $1.9 million for the three months ended March 31, 2004 and
$15.4  million,  $3.7 million and $10.6 million in the years ended  December 31,
2003,  2002 and 2001,  respectively,  aggregating  $31.6 million.  Excluding the impact of changes in assets and liabilities, net of business acquisitions, which tend to be subject to short-term  fluctuations,  the  comparable  amount of cash generated from operations was $34.7 million in the aggregate. Our primary source of cash from operations is from revenue received from our customers. Our primary uses  of cash  for  operations  include  data  center  expenses,  including  its operations  and  telecommunication  costs,  and  operating  expenses,  including salaries and  benefits,  marketing,  travel and  entertainment,  office rent and related occupancy, and other general and administrative expenses.

        We have  invested $1.4 million for the three months ended March 31, 2004 and $5.3 million,  $4.6 million and $7.1 million in the years ended December 31,
2003, 2002 and 2001, respectively, aggregating $18.4 million, in our data center infrastructure  and other property and equipment to keep current with technology trends. We expect to invest at a similar level in 2004 as compared to 2003.

        We have capitalized  product  enhancements of $1.8 million for the three months ended March 31, 2004 and $5.3 million,  $2.8 million and $2.7 million, in the years ended  December 31,  2003,  2002 and 2001,  respectively,  to keep our products  competitive.  The increase in capitalized  product  enhancement  costs since 2003 is  primarily  attributable  to our Javelin and  Renaissance  product lines. We have many projects in development,  as described in Item 1 of our 2003
Form 10-K, which we expect to release into production during 2004. We anticipate we will capitalize a comparable amount to 2003 for product enhancements in 2004.

        We acquired net cash of $1.4 million in the three months ended March 31,
2004, and have invested $2.5 million, $12.1 million and $17.2 million of cash in the years ended December 31, 2003,  2002 and 2001,  respectively,  aggregating a net  $30.4  million,  from  our  acquisitions  of  Javelin,  Renaissance,  NYFIX
Millennium,  NYFIX  Transaction  Services  and  EuroLink.  Included  in our 2004
amount  was net proceeds of $1.3 million received primarily as a return of funds held in escrow pursuant to a settlement  agreement with a representative  of the former  shareholders of Javelin. In regards to our Renaissance  acquisition,  we have issued notes payable over the next several years, aggregating $3.0 million, payable,  at our option, in cash or our common stock. On April 7, 2004, pursuant to notice from certain  payees after  default on the notes,  we issued shares of our common  stock in payment of $2.0 million of such notes.  Certain  contingent liabilities  remain with respect to such notes that could  require cash payments up to $0.8 million.  We intend to pay the remainder of this debt with our common stock, thus not requiring cash. On March 29, 2004, we acquired the remaining 60%
of EuroLink's common stock that we did not already own. We paid for the EuroLink acquisition  with $24,000 in cash and one-year  promissory  notes payable in our common  stock or cash,  at our  option,  valued  at $0.5  million.  We intend to integrate  EuroLink with NYFIX  International.  To date, we have  committed $0.9 million of our capital  resources to its operation and do not expect to invest a significant  additional amount within the next twelve months. We have no current plans for any other acquisitions.  We plan to continue to focus on the synergies arising from our previous acquisitions.

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

        At March 31, 2004, our principal  sources of liquidity  were cash,  cash equivalents  and  short-term  investments  in the aggregate of $24.2 million and accounts receivable of $11.5 million. At March 31, 2004, we had current accounts payable  and  accrued  expenses  aggregating  $12.9  million.  We believe  these accounts  payable and accrued expense  balances were unusually high at March 31,

                                  NYFIX, INC.

2004,  and expect them to be lower by the end of the second  quarter of 2004 due to timing of payments made to vendors and payments of  commissions  to our sales staff. We do not expect to make any significant  income tax payments in 2004 due to available net operating loss  carryforwards  and research and development tax credits.

        NYFIX Clearing,  NYFIX  Transaction  Services and NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. These broker-dealers have consistently  operated in excess of these requirements. At March 31, 2004, NYFIX Clearing, NYFIX Transaction Services, and
NYFIX  Millennium  had net  capital  of $10.8  million,  $1.6  million  and $0.4 million,  respectively,  exceeding the minimum  required by $10.5 million,  $1.4 million and $0.2 million, respectively.  During 2003, we funded $10.8 million to our  broker-dealer  subsidiary,  NYFIX  Clearing,  to enable it to maintain  its minimum  excess net capital  requirement  of $10.0 million as a condition of its approval by the DTCC. At March 31, 2004, we had an aggregate of $14.8 million of our consolidated cash,  cash-equivalents and short-term investments committed to maintain our three  broker-dealer  subsidiaries'  minimum and minimum excess net capital requirements of $10.5 million.  Our broker-dealer  subsidiaries may need us to fund  or  commit  more  of our  consolidated  cash,  cash-equivalents  and short-term  investments in the future to maintain their  individual  minimum and minimum excess net capital  requirements.  If any or all of these  broker-dealer subsidiaries  were to fall below  their  minimum or minimum  excess net  capital requirements, their operations may be restricted by certain regulatory agencies.

        We believe that we will achieve  greater  synergies by  integrating  the
product   offerings  of  Javelin  and  Renaissance  with  our  existing  product offerings.  Although our  broker-dealer  businesses have incurred losses through their  development and start-up stages, we believe that revenue will continue to increase as we gain greater  acceptance  of our product  offerings.  Although we provided EuroLink with only $0.8 million in cumulative funding through March 31,
2004, it may need additional working capital funding until it generates positive cash flow.

        We believe that our cash and short-term  investments of $24.2 million at
March 31, 2004,  together with anticipated cash to be generated from operations, will be  sufficient  to support  our  capital  and  operating  needs and our net capital  requirements  of our  broker-dealer  operations  for at least  the next twelve months.  However,  we may obtain credit facilities to provide incremental availability  of working capital to further support our operating and investment strategy.

WORKING CAPITAL

        At both March 31, 2004 and December 31, 2003, we had working  capital of
$23.3 million.  Items affecting  working capital in the three months ended March
31, 2004 were principally  cash used to acquire property and equipment,  enhance products and fund pre-acquisition  working capital advances to EuroLink,  offset by cash flows  provided by  operating  activities,  net cash  acquired  from the
Javelin escrow  settlement and the additional net working capital  recognized in conjunction with our acquisition of Renaissance.

CASH PROVIDED BY OPERATING ACTIVITIES

        Net cash  provided by  operating  activities  in the three  months ended
March 31, 2004 was $1.9 million,  as our net loss of $1.1 million,  adjusted for non-cash items, such as depreciation, amortization, deferred taxes and equity in loss of unconsolidated  affiliates,  provided $2.4 million.  Unfavorable working capital  changes of $0.6  million,  including  prepaid and other  assets of $1.3 million  and  accounts  receivable  of $1.2  million  were  partially  offset by increases in brokerage payables (net of brokerage  receivables) of $0.4 million, accounts  payable and other  liabilities of $1.4 million and deferred revenue of
$0.1  million.  In 2004,  we expect to continue to generate  positive cash flows from operating activities.

        Net cash  provided by  operating  activities  in the three  months ended
March 31, 2003 was $1.0 million, as our net income of $0.1 million, adjusted for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision for bad debts and equity in loss of  unconsolidated  affiliates,  provided  $3.4

                                  NYFIX, INC.

million.  Unfavorable working capital changes,  including accounts receivable of
$2.3 million and accounts  payable and accrued  expenses of $1.1 million,  which were partially  offset by favorable net changes in other assets and  liabilities of $1.1 million, decreased cash by $2.3 million.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

        For the three months  ended March 31,  2004,  net cash used in investing activities  was $4.8 million.  This  consisted  primarily of the net purchase of short-term  investments  of $2.7  million,  product  enhancement  costs  of $1.9 million, capital expenditures, primarily for data center equipment and software, of $1.4  million  and loans and  advances to  EuroLink  of $0.2  million.  These amounts  were  partially  offset  by cash  acquired  from  acquisitions  of $1.4 million,  which included cash of $1.3 million received  primarily as a return of funds held in escrow pursuant to a settlement agreement with a representative of the former  shareholders of Javelin.  On a quarterly basis in 2004, we expect to invest a similar  amount  of cash for  capital  expenditures  for  property  and equipment as well as product enhancement costs, as compared to the first quarter of 2004.

        For the three months  ended March 31,  2003,  net cash used in investing activities was $2.9 million. This consisted primarily of capital expenditures of
$1.5  million,  generally  for data center  equipment  and  software,  loans and advances to  unconsolidated  affiliates of $1.5 million and product  enhancement costs of $0.8 million.  These amounts were partially offset by proceeds from the net sales of short-term investments of $0.9 million.

CASH USED IN FINANCING ACTIVITIES

        For the three months  ended March 31, 2004 and March 31,  2003,  our net cash  used in  financing  activities  totaled  $0.1  million  and $0.3  million, respectively,  consisting  primarily of principal  payments  under capital lease obligations,  partially offset by net proceeds from the issuance of common stock resulting from the exercise of stock options by employees.

SEASONALITY AND INFLATION

        We believe that our operations have not been  significantly  affected by seasonality or inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In  January  2003,  the  FASB  issued  Interpretation  No.  ("FIN")  46,
CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires the consolidation of certain entities considered to be variable interest entities ("VIEs"). An entity is  considered  to  be a VIE  when  it  has  equity  investors  which  lack  the
characteristics  of  a  controlling   financial  interest,  or  its  capital  is
insufficient  to  permit  it  to  finance  its  activities   without  additional
subordinated  financial  support.  Consolidation  of a  VIE  by an  investor  is required when it is  determined  that the investor will absorb a majority of the
VIE's expected losses or residual returns if they occur. FIN 46 provides certain exceptions to these rules, including qualifying special purpose entities subject to the  requirements of SFAS No. 140,  ACCOUNTING FOR TRANSFERS AND SERVICING OF
FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES.  VIEs created after January
31, 2003 must be consolidated immediately. In December 2003, the FASB issued FIN
46 (revised) ("FIN 46R"),  CONSOLIDATION OF VARIABLE INTEREST ENTITIES.  FIN 46R
clarified  some of the  provisions of FIN 46 and deferred the effective  date of implementation  for certain  entities.  Under the guidance of FIN 46R,  entities that do not have  interests  in  structures  that are  commonly  referred  to as special  purpose  entities  ("SPEs") are required to apply the provisions of FIN
46R in financial  statements  for periods  ending after March 15, 2004, for VIEs that existed prior to February 1, 2003.  The Company does not have  interests in
SPEs and has adopted the provisions of FIN 46R starting with the Company's first quarter  2004  financial  statements.  The  adoption  of FIN 46R did not have an effect on the Company's consolidated financial statements.

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

        We are exposed to market risk  principally  through  changes in interest rates and equity prices. Our short-term investment portfolio of $6.2 million and
$3.4 million at March 31, 2004 and December 31, 2003, respectively, consisted of
$2.5 million and $2.4 million,  respectively,  of auction rate  certificates and
$1.0  million of mutual  fund  securities  at March 31,  2004.  We also had $2.7 million and $1.0  million of treasury  bills at March 31, 2004 and  December 31,
2003,  respectively.  Risk is limited on the auction rate certificates portfolio due to the fact that it is invested in insured  municipal  bonds.  The potential decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the auction  rate  certificates  would not be material to  operations, cash flows or fair value.

        We are  subject  to  interest  rate  risk on our $2.7  million  and $1.0 million of treasury bills at March 31, 2004 and December 31, 2003, respectively.
A  hypothetical  10%  change in  interest  rates  would not result in a material change in their fair value.

        The mutual fund securities  portfolio was invested in a quoted fund that was  managed  by an  institution  that  primarily  invests in  investment  grade securities,  with up to a maximum of 20%  invested  in fixed  income  securities rated BB or B. These securities were subject to equity price risk. The estimated potential loss in fair value  resulting from a hypothetical  10% decrease in the quoted price is $0.1 million.

        We were also subject to interest  rate risk on our $0.6 million of notes receivable from  unconsolidated  affiliates at December 31, 2003. A hypothetical
10% change in interest rates would not result in a material change in their fair value.

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

                                  NYFIX, INC.

rely on international  currency  markets to obtain and pay illiquid  currencies.
The foreign  currency  exposure  that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally  short-term in nature.  The foreign exchange  translation gain for the three  months  ended  March 31,  2004 was not  material.

ITEM 4.  CONTROLS AND PROCEDURES

        Based on an evaluation of the  effectiveness of the design and operation of our disclosure controls and procedures, our Chief Executive Officer and Chief
Financial  Officer  concluded  that, as of the end of the period covered by this report,  our  disclosure  control and  procedures  were effective to ensure that information  required to be  disclosed  in our Exchange Act reports is recorded, processed,  summarized  and reported  within the time  periods  specified in the
SEC's rules and forms.

        On May 27, 2004, we restated our consolidated  financial statements that appeared  in our  Form  10-K/A  for the year  ended  December  31,  2002 and the consolidated  financial statements that appeared in our Forms 10-Q/A for each of the interim  periods ended March 31, 2003,  June 30, 2003 and September 30, 2003 to  change  our  accounting  for our  1999  and  2001  investments  in and  2002 acquisition  of an  additional  30%  interest in NYFIX  Millennium.  Based on an evaluation of the  effectiveness  of the design and operation of our  disclosure controls  and  procedures,  in light  of,  among  other  things,  the  facts and circumstances of our May 27, 2004 restatement of our financial  statements,  our
Chief Executive  Officer and Chief Financial  Officer  concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were  effective  to ensure  that  information  required to be  disclosed  in our
Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the SEC's rules and forms.

        In  light  of  our   determination  on  May  27,  2004  to  restate  our
consolidated  financial statements that appeared in our Form 10-K/A for the year ended  December  31, 2002 and our Forms  10-Q/A for each of the interim  periods ended  March 31,  2003,  June 30, 2003 and  September  30,2003,  our  management directed that steps be taken to review the operation  and  effectiveness  of our internal  controls and procedures  with respect to our accounting for investment and acquisition transactions.

                                  NYFIX, INC.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        On or about May 13, 2004, an action entitled  Fuller &  Thaler Asset
Management v. NYFIX,  Inc., et al. was filed in the United States District Court for the District of  Connecticut.  The Complaint  names us, our Chairman and CEO
Peter Kilbinger Hansen,  our former CFO Richard  Castillo,  our CFO Mark R. Hahn and our  Directors  George O.  Deehan,  William  J.  Lynch and Carl E. Warden as
defendants. The Complaint asserts a proposed class action claim on behalf of all buyers  of our stock  between  March  30,  2000 and March 30,  2004 and seeks an unspecified amount of damages. The Complaint alleges violations of Section 10(b)
and Section 20(a) of the Securities  Exchange Act of 1934, based on the issuance of a series of allegedly  false and  misleading  financial  statements and press releases  concerning,  among other things,  our investment in NYFIX  Millennium,
L.L.C. We and the other defendants intend to defend the lawsuit vigorously.

        During  the course of normal  business,  we become  involved  in various routine legal  proceedings.  We believe that we are not presently a party to any other material  litigation the outcome of which could  reasonably be expected to have a material adverse effect on our consolidated financial statements.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

        (a)       EXHIBITS

10.1     Employment  Agreement dated October 22, 1997 by and between the Company and Keith Jamaitis.
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
         Sarbanes-Oxley Act of 2002.
32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.
32.2     Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

        (b)       REPORTS ON FORM 8-K

        On March 9, 2004, we reported  under Item 12 of Form 8-K our results for the fourth quarter and year ended December 31, 2003.

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

                             NYFIX, INC.

                             By: /s/ Mark R. Hahn
                                 -------------------------------
                                 Mark R. Hahn
                                 Chief Financial Officer
                                 (Principal Financial and Accounting
                                    Officer)

Dated: May 28, 2004

                                 Exhibits Index

Exhibit

10.1     Employment  Agreement dated October 22, 1997 by and between the Company and Kieth Jamaitis
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