Form 10-Q
period 2004-06-30
NYFIX INC
filed 2004-08-09
CIK 99047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2004

                         Commission File Number 0-21324

                            ------------------------

                                   NYFIX, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                       06-1344888
 (State or other jurisdiction of         (I.R.S. Employer identification number)
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

There were  32,333,043  shares of Common Stock issued and outstanding as of July
31, 2004.

                                   NYFIX, INC.

                                    FORM 10-Q

                       For the quarter ended June 30, 2004

                                                                            PAGE
                                                                            ----

PART I.     FINANCIAL INFORMATION

     Item 1.     Condensed Consolidated Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of
                    June 30, 2004 and December 31, 2003                       3

                 Condensed Consolidated Statements of Operations for
                    the three and six months ended June 30, 2004 and 2003     4

                 Condensed Consolidated Statements of Cash Flows for
                    the six months ended June 30, 2004 and 2003               5

                 Notes to Condensed Consolidated Financial Statements         6

     Item 2.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       19

     Item 3.     Quantitative and Qualitative Disclosures About Market Risk  42

     Item 4.     Controls and Procedures                                     43

PART II.    OTHER INFORMATION

     Item 2.     Changes in Securities and Use of Proceeds                   44

     Item 6.     Exhibits and Reports on Form 8-K                            44

     Signatures                                                              46

                                   NYFIX, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                      June 30,      December 31,
                                                                                       2004            2003
                                                                                    ----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $  16,241      $  21,006
   Short-term investments                                                               5,163          3,448
   Accounts receivable, less allowances of $1,313 and $1,839                           11,999         10,371
   Brokerage receivables                                                               87,999          1,945
   Deferred income taxes                                                                  788            976
   Prepaid expenses and other current assets                                            3,926          3,929
                                                                                    ---------      ---------
        Total current assets                                                          126,116         41,675

Property and equipment, less accumulated depreciation of $28,008 and $24,476           14,587         16,592
Goodwill                                                                               57,975         55,966
Acquired intangible assets, net                                                         9,940         10,235
Investments in unconsolidated affiliates                                                  --           3,088
Notes receivable and other amounts due from unconsolidated affiliates                     --             814
Deferred income taxes                                                                  19,244         16,424
Other assets, net                                                                       9,837          7,378
                                                                                    ---------      ---------
         Total assets                                                               $ 237,699      $ 152,172
                                                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $   5,832      $   6,664
   Accrued expenses                                                                     6,025          4,807
   Brokerage payables                                                                  88,332          1,700
   Current portion of capital lease obligations                                           357            531
   Current portion of long-term debt and other liabilities                              1,719          1,894
   Deferred revenue                                                                     2,592          2,732
                                                                                    ---------      ---------
         Total current liabilities                                                    104,857         18,328

Long-term portion of capital lease obligations                                            --             135
Long-term debt and other liabilities                                                    2,118          1,137
                                                                                    ---------      ---------
         Total liabilities                                                            106,975         19,600
                                                                                    ---------      ---------

Commitments and contingencies (see notes)

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued             --             --
   Common stock, $0.001 par value; 60,000,000 shares authorized;
      33,640,415 and 33,222,475 issued                                                     33             33
   Additional paid-in capital                                                         185,008        182,863
   Accumulated deficit                                                                (34,762)       (30,770)
   Treasury stock, 1,361,300 shares, at cost                                          (19,480)       (19,480)
   Notes receivable issued for common stock                                               (75)           (74)
                                                                                    ---------      ---------
        Total stockholders' equity                                                    130,724        132,572
                                                                                    ---------      ---------
        Total liabilities and stockholders' equity                                  $ 237,699      $ 152,172
                                                                                    =========      =========

                The accompanying notes to condensed consolidated
         financial statements are an integral part of these statements.

                                   NYFIX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                               --------------------       ----------------------
                                                 2004         2003            2004        2003
                                               --------     -------       ----------    --------

REVENUE:
  Subscription                                $  9,976      $  8,103      $ 19,281      $ 16,650
  Capital sale                                   2,055         2,028         4,043         4,683
  Service contract                               2,704         2,295         5,184         4,767
  Transaction                                    3,494         3,270         6,857         6,879
                                              --------      --------      --------      --------
      Total revenue                             18,229        15,696        35,365        32,979
                                              --------      --------      --------      --------

COST OF REVENUE:
  Subscription                                   5,731         4,812        11,406         9,385
  Capital sale                                     740           709         1,557         1,488
  Service contract                                 890           673         1,807         1,342
  Transaction                                    2,392         2,063         4,471         4,299
                                              --------      --------      --------      --------
      Total cost of revenue                      9,753         8,257        19,241        16,514
                                              --------      --------      --------      --------

GROSS PROFIT:
  Subscription                                   4,245         3,291         7,875         7,265
  Capital sale                                   1,315         1,319         2,486         3,195
  Service contract                               1,814         1,622         3,377         3,425
  Transaction                                    1,102         1,207         2,386         2,580
                                              --------      --------      --------      --------
      Total gross profit                         8,476         7,439        16,124        16,465
                                              --------      --------      --------      --------

OPERATING EXPENSE:
  Selling, general and administrative            9,626         8,289        18,149        16,124
  Restructuring charge                           2,527          --           2,527          --
  Research and development                         325           385           638           562
  Depreciation and amortization                    628           691         1,169         1,355
                                              --------      --------      --------      --------
      Total operating expense                   13,106         9,365        22,483        18,041
                                              --------      --------      --------      --------
Loss from operations                            (4,630)       (1,926)       (6,359)       (1,576)

Interest expense                                  (184)          (27)         (258)          (58)
Investment income                                   17           147            63           253
Other income (expense), net                          4          (225)          (70)         (587)
                                              --------      --------      --------      --------
Loss before income tax benefit                  (4,793)       (2,031)       (6,624)       (1,968)
Income tax benefit                              (1,878)         (974)       (2,632)         (987)
                                              --------      --------      --------      --------
Net loss                                      $ (2,915)     $ (1,057)     $ (3,992)     $   (981)
                                              ========      ========      ========      ========

Basic and diluted loss per common share       $  (0.09)     $  (0.03)     $  (0.12)     $  (0.03)
                                              ========      ========      ========      ========
Basic and diluted weighted average common
   shares outstanding                           32,243        31,173        32,058        31,152
                                              ========      ========      ========      ========

           The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                                   NYFIX, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           ------------------------
                                                                              2004           2003
                                                                           ---------     ----------

Cash flows from operating activities:
   Net loss                                                                $ (3,992)     $   (981)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                          7,045         6,196
       Restructuring charge                                                   2,527          --
       Deferred income taxes                                                 (2,632)         (522)
       Provision for doubtful accounts                                           81           298
       Equity in loss of unconsolidated affiliates                               74           662
       Loss on sale of investments                                               17          --
       Other, net                                                               157           (90)
       Changes in assets and liabilities (net of business
         acquisitions):
         Accounts receivable                                                 (1,709)        1,921
         Prepaid expenses and other assets                                     (323)          104
         Brokerage receivables                                              (86,054)         --
         Deferred revenue                                                      (140)           80
         Accounts payable, accrued expenses and other liabilities               138          (580)
         Brokerage payables                                                  86,632          --
                                                                           --------      --------
             Net cash provided by operating activities                        1,821         7,088
                                                                           --------      --------
Cash flows from investing activities:
   Purchases of short-term investments                                       (5,751)         (101)
   Sales of short-term investments                                            4,019           950
   Capital expenditures for property and equipment                           (2,240)       (2,653)
   Capitalization of product enhancement costs                               (3,649)       (2,089)
   Cash acquired from acquisitions, net of payments                           1,381          --
   Loans and advances to unconsolidated affiliates, net of repayments          (205)       (2,161)
                                                                           --------      --------
             Net cash used in investing activities                           (6,445)       (6,054)
                                                                           --------      --------
Cash flows from financing activities:
   Principal payments under capital lease obligations                          (309)         (603)
   Net proceeds from issuance of common stock                                   168           240
                                                                           --------      --------
             Net cash used in financing activities                             (141)         (363)
                                                                           --------      --------
Net (decrease) increase in cash and cash equivalents                         (4,765)          671
Cash and cash equivalents, beginning of period                               21,006        11,213
                                                                           --------      --------
Cash and cash equivalents, end of period                                   $ 16,241      $ 11,884
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

                                   NYFIX, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        NYFIX, Inc. (together with its subsidiaries,  the "Company"), founded in
1991 through the  acquisition of a New York  corporation,  is  headquartered  in
Stamford,  Connecticut.  In  December  2003,  the  Company  reincorporated  as a
Delaware corporation. The Company is an established provider to the domestic and international  financial  markets of trading  workstations,  middle office trade automation  technologies  and trade  communication  technologies.  The Company's
NYFIX Network connects  broker-dealers,  institutions and exchanges. In addition to its  headquarters in Stamford,  the Company has offices on Wall Street in New
York City, in London's Financial District, in Chicago, and in San Francisco. The
Company  operates three data centers in the  northeastern  United States and has established additional data center hubs in London and Amsterdam. The Company has two business  segments:  its  Technology  Services  segment and its  Transaction
Services  segment.  The Company  provides trading  technology,  industry network connectivity and execution services,  offering certain  underlying,  universally
applicable  network  inter-connectivity   products,  systems,   facilities,  and
supporting operations to its segments. The Company's Technology Services segment is a  technology  provider,  focusing on offering  trade-management  systems,  a
centralized   industry    order-routing   network,    order-routing    software,
exchange-floor  automation  systems,  exchange and market access  technology and
post-trade   processing  systems.  The  Company's  Technology  Services  segment customers  consist  primarily of United States  securities  brokerage  firms and international  derivatives  brokerage firms. The Company's  Transaction Services segment  is  primarily  comprised  of its  broker-dealers  registered  with  the
National  Association of Securities  Dealers ("NASD"),  which in addition to the technology provided by the Company's  Technology  Services segment,  provides an electronic  execution  venue for trading in United  States  equities  and direct market access and execution links.

BASIS OF PRESENTATION

        The accompanying  unaudited condensed  consolidated financial statements have been prepared in accordance with accounting  principles  generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of the Securities and Exchange  Commission's ("SEC")
Regulation  S-X.  Accordingly,  they do not include all of the  information  and footnotes  required by accounting  principles  generally  accepted in the United
States  for  complete  financial  statements.  The  Company  believes  that  the disclosures  contained herein are adequate to make the information presented not misleading. The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all adjustments, which were comprised of normal and recurring  accruals,  considered  necessary by management  for a fair presentation of the Company's financial condition and results of operations. All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

        The  operating  results for the three and six months ended June 30, 2004 and 2003 are not  necessarily  indicative  of the results to be expected for any future interim period or any future year. These condensed consolidated financial statements should be read in conjunction with the audited  financial  statements and footnotes  thereto in the Company's  Annual Report on Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). The Company's significant accounting policies are the same as those listed in Note 1 to the 2003 Form 10-K.

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

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

("EuroLink")  was accounted  for under the equity  method.  Effective  March 29,
2004, the Company acquired the remaining 60% of EuroLink,  which the Company did not already own. As of that date,  the Company  consolidated  EuroLink (see Note
3).

        On February 1, 2002,  the Company  acquired an additional  30% ownership interest in NYFIX Millennium, L.L.C. ("NYFIX Millennium"),  resulting in a total ownership  interest of 80% and regained control of the NYFIX Millennium Board of
Directors. Effective on that date, the Company consolidated NYFIX Millennium and recognized  100% of NYFIX  Millennium's  operating  losses.  If and  when  NYFIX
Millennium achieves  profitability,  24% of its profits will be allocated to the
Initial  Partners and New Partners in accordance with the contractual  agreement amongst the parties.

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

RECLASSIFICATIONS

        Certain reclassifications have been made in the prior period's condensed
consolidated   financial   statements   to  conform  to  the  current   period's
presentation. In connection therewith, amortization expense of intangible assets of $0.5  million  and  $1.0  million  was  reclassified  from  depreciation  and amortization  expense to cost of revenue for the three and six months ended June
30, 2003, respectively.

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

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                                    Three months ended               Six months ended
                                                         June 30,                         June 30,
                                             -----------------------------     ----------------------------
                                                  2004             2003            2004             2003
                                             -------------     -----------     -------------    -----------
                                                          (in thousands, except per share amounts)
Net loss, as reported                        $    (2,915)     $    (1,057)     $    (3,992)     $  (981)
Compensation expense based on the fair
   value method, net of tax                         (641)          (1,288)          (1,354)      (3,020)
                                             -----------      -----------      -----------      -------
Pro forma net loss                           $    (3,556)     $    (2,345)     $    (5,346)     $(4,001)
                                             ===========      ===========      ===========      =======

Basic and diluted loss per common share:
   As reported                               $     (0.09)     $     (0.03)     $     (0.12)     $ (0.03)
                                             ===========      ===========      ===========      =======
   Pro forma                                 $     (0.11)     $     (0.08)     $     (0.17)     $ (0.13)
                                             ===========      ===========      ===========      =======

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

        NYFIX  Clearing   Corporation  ("NYFIX  Clearing"),   NYFIX  Transaction
Services Inc. ("NYFIX Transaction Services") and NYFIX Millennium, as registered broker-dealers, are subject to the minimum net capital requirements of the NASD.
During 2003,  the Company funded $10.8 million to NYFIX Clearing to enable it to maintain  its  minimum  excess net  capital  requirement  of $10.0  million as a condition  of its  approval by the  Depository  Trust and  Clearing  Corporation
("DTCC").  These  broker-dealers  have consistently  operated in excess of their minimum  and minimum  excess net  capital  requirements.  NYFIX  Clearing's  net capital was $11.0 million at June 30, 2004,  which exceeded the amount  required by $10.8 million.  NYFIX  Transaction  Services' net capital was $0.3 million at
June 30,  2004,  which  exceeded  the amount  required  by $0.2  million.  NYFIX
Millennium's  net capital was $0.8 million at June 30, 2004,  which exceeded the amount required by $0.7 million.  During the six months ended June 30, 2004, the
Company  provided  additional  capital of  $150,000  and  subordinated  loans of

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

$650,000 to NYFIX Millennium to enable it to exceed its net capital requirement.
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

BROKERAGE RECEIVABLES AND PAYABLES

        In connection  with its clearing  operations,  NYFIX Clearing may borrow securities  either to complete  transactions  for which the securities  have not been received by the required settlement date, or to lend the securities as part of a  matched-book  trading  strategy in which both a securities  borrowed and a securities  loaned agreement are transacted with the same underlying  securities for the same period of time but usually at slightly different rates.  Securities borrowed and  securities  loaned are treated as operating  transactions  and are carried at the amounts of cash  collateral  advanced and received in  connection with  the  transactions.  In the  accompanying  condensed  consolidated  balance
sheets,   securities  borrowed  is  reflected  in  brokerage  receivables,   and
securities  loaned is reflected  in brokerage  payables.  NYFIX  Clearing  earns interest revenue from the cash collateral it provides the borrower of securities and pays interest on the cash  collateral  received from the party borrowing the securities.  NYFIX  Clearing  monitors the fair market  value of the  securities borrowed  and loaned on a daily  basis and  requests  additional  collateral  or returns excess collateral as required.

        Brokerage receivables consisted of the following:

                                             June 30,  December 31,
                                              2004        2003
                                            --------   ------------
                                               (in thousands)
Stock receivable (matched and reserved)     $80,051     $ 1,466
Other                                         7,948         479
                                            -------     -------
       Total brokerage receivables          $87,999     $ 1,945
                                            =======     =======

        Brokerage payables consisted of the following:

                                             June 30,  December 31,
                                              2004        2003
                                            --------   ------------
                                               (in thousands)
Stock payable                               $80,383     $ 1,385
Other                                         7,949         315
                                            -------     -------
       Total brokerage payables             $88,332     $ 1,700
                                            =======     =======

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

3.       ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

ACQUISITIONS

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the United  States  equity  markets from Europe.  EuroLink offers the Company's  equity products and services to the European  marketplace, primarily  on  a  transaction  fee  basis.  The  preferred  stock  automatically converted  into a 40%  common  stock  interest  two  years  from the date of the
Company's original investment,  or March 6, 2004. The Company also had an option to purchase  up to an  additional  40% common  stock  interest in EuroLink  from certain of its  stockholders at a price to be determined based upon a formula of
EuroLink's  earnings,  as defined.  Such exercise price ranged from a minimum of
$1.0 million to a maximum of $10.0 million.  The option was exercisable  between
April 1, 2004 and June 30, 2004 and was payable in equal amounts of cash and the
Company's common stock. The investment in EuroLink was being accounted for under the equity method.  Since its initial  investment,  the Company has recorded its equity in the losses of EuroLink  aggregating  $1.0  million  through  March 29,
2004.  During the three months ended March 31,  2004,  the Company  recorded its equity in the  losses of  EuroLink  of $0.1  million.  During  the three and six months  ended June 30,  2003,  the Company  recorded its equity in the losses of
EuroLink  of $0.1  million  and $0.3  million,  respectively.  Such  losses were included  in  "other  income  (expense),  net"  in  the  accompanying  condensed consolidated  statements  of  operations.  In  addition,  the  Company had notes receivable  from  EuroLink  at March  29,  2004 and  December  31,  2003 of $0.6
million, bearing an interest rate of 6.0%. The Company also advanced to EuroLink
$0.2 million  during the first quarter of 2004 and $0.2 million  during the year ended December 31, 2003 to fund certain operating costs. Such notes and advances were reflected as "notes  receivable  and other amounts due from  unconsolidated affiliates" in the accompanying condensed consolidated balance sheet at December
31, 2003.

        Effective  March 29, 2004,  the Company  acquired the  remaining  60% of
EuroLink that it did not already own. The Company's  key  consideration  for the
acquisition   of  EuroLink  was  the  expected   synergies  to  be  achieved  by
consolidating EuroLink with NYFIX International Ltd., the Company's newly formed
London-based  subsidiary through which it plans to capture electronic order flow to and from the United  States  and  within  Europe.  The  Company  paid for the acquisition  with $24,000 in cash and one-year  promissory  notes payable in its common  stock or cash,  at the  Company's  option,  having a fair  value of $0.5 million.  The fair  value of the  notes,  which  mature on April 28,  2005,  was included in "current  portion of long-term  debt and other  liabilities"  in the
accompanying   condensed  consolidated  balance  sheet  at  June  30,  2004.  In connection with the acquisition,  the Company  contributed to EuroLink's capital
certain   obligations   that  EuroLink  owed  to  the  Company,   including  the
aforementioned notes receivable and advances, aggregating $1.0 million.

        The total purchase  price for 100% of EuroLink,  including the Company's basis of $3.0 million,  the notes  receivable and advances of $1.0 million,  the promissory notes of $0.5 million and accruals for  acquisition-related  expenses of $0.1 million was $4.7 million. The excess of the purchase price over the fair value of the net assets  acquired  was $3.3  million  and has been  recorded  as goodwill.  Preliminary allocations have been made to the tangible and intangible assets. While it is anticipated that a substantial portion of the purchase price will be  classified  as  goodwill,  the  Company  has not  completed  its  final allocation  of the  purchase  price to the  tangible  and  intangible  assets of
EuroLink. Asset valuations will be performed by an independent third-party,  and are expected to be complete by December 31, 2004.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

RENAISSANCE

        On  October  2,  2002,  the  Company  acquired  an 18%  interest  in the membership  units of  Renaissance.  Renaissance  was formed to  commercialize  a
Nasdaq trading platform (the  "Platform").  The Company acquired its interest in return for 300,000  shares of the  Company's  common  stock with a fair value of
$3.74 per share,  totaling $1.1 million.  In addition,  the Company  received an option to purchase, between October 2004 and October 2006, a minimum of 20% to a maximum of 40% of the total  outstanding  membership  units of  Renaissance at a price to be determined based upon a formula.  The  intellectual  property rights and source code to the Platform were developed  over the previous  several years by a major bank and  brokerage  firm.  In connection  with its  investment,  the
Company acquired,  for $1.0 million, the intellectual property rights and source code to the Platform from the major bank and  brokerage  firm,  and  contributed
such   intellectual   property  rights  and  source  code  to  Renaissance.   In
consideration  for the  intellectual  property  rights  contributed and advanced funding of the  operating  costs and  capital  expenditures,  the Company was to share in 50% of Renaissance's revenue for, at a minimum, three years.

        In October  2002,  the Company  loaned $1.5  million to  Renaissance  in exchange for a convertible  secured  promissory  note. The note bore an interest rate of  5.5%,  was due in  October  2007,  or was  convertible  into  6,400,000 membership units (or 32% of the total outstanding  membership units,  subject to dilution) of Renaissance, at the Company's option. In February 2003, the Company loaned an  additional  $1.0  million to  Renaissance  in exchange  for a secured promissory  note. The note bore an interest rate of 5.5% and was due in February
2008.  In addition,  the Company  funded to  Renaissance  $2.2  million,  in the aggregate  through  June 30, 2003 to fund  certain  operating  costs and capital expenditures of Renaissance.  The Company sublet approximately 8,000 square feet of office space to Renaissance at an annual cost of $0.2 million.  Prior to July
1, 2003,  the Company's  investment in  Renaissance  was accounted for under the equity method.  During the three and six months ended June 30, 2003, the Company recorded  its  equity in the  losses of  Renaissance  of $0.2  million  and $0.4 million,  respectively,  which were included in "other income (expense), net" in the accompanying condensed consolidated statement of operations.

        Effective  July 1, 2003,  the Company  acquired the remaining 82% of the membership units of Renaissance, which it did not already own. The Company's key considerations  for the acquisition of Renaissance  included the ability to sell its  products  into the over  the  counter  ("OTC")  market,  or by  integrating
Renaissance  features into existing NYFIX products to enable customers to have a single view and access to the OTC and listed marketplaces from one workstation.

        The  Company  financed  the July  2003  Renaissance  acquisition  by (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable,  at the Company's option, in its common stock or cash to certain unitholders of Renaissance, maturing in December
2004, having a fair value of $1.3 million;  (c) promissory notes payable, at the
Company's  option,  in its  common  stock  or cash  to  certain  unitholders  of
Renaissance  with annual maturity dates ranging between June 2004 and June 2007, having a fair  value of $1.3  million;  and (d) 59,653  shares of the  Company's common stock with selling  restrictions  to certain  unitholders of Renaissance, having a fair value of $0.3 million.  On April 7, 2004,  pursuant to notice from certain payees after default on the promissory notes, the Company issued 375,346 shares of its  common  stock as payment  in full for $2.0  million in  principal amount of such notes, subject to potential future adjustments that could require cash payments up to $0.8 million, in lieu of up to 40% of the shares issued. The
Company recognized an additional $0.1 million in interest expense in the quarter ended June 30, 2004, as a result of the accelerated payment of such notes.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill  and  other  acquired  intangibles   primarily  relate  to  the
Company's 2004  acquisition of EuroLink,  2003  acquisition of Renaissance,  and
2002  acquisitions of an additional 30% ownership  interest in NYFIX  Millennium and the acquisition of Javelin Technologies, Inc. ("Javelin"). In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis,  the Company has set October 1 as its annual  testing  date for  goodwill impairment. Effective October 1, 2003, the Company performed its annual test for impairment  using  the  discounted  cash  flow  valuation  method.  There was no indication  of  impairment to the value of goodwill for the three and six months ended June 30, 2004 or any other prior periods.  The Company completed the asset valuations for the Renaissance acquisition during the fourth quarter of 2003.

        The  changes in the  carrying  amount of goodwill by segment for the six months ended June 30, 2004, were as follows:

                                               Technology    Transaction
                                                Services       Services       Total
                                               ----------    -----------  ----------
                                                          (in thousands)
Balance as of December 31, 2003                $ 50,164      $  5,802     $ 55,966
Goodwill acquired or (adjusted) during the
   period
    EuroLink (preliminary estimate)                --           3,259        3,259
    Javelin                                      (1,250)         --         (1,250)
                                               --------      --------     --------
Balance as of June 30, 2004                    $ 48,914      $  9,061     $ 57,975
                                               ========      ========     ========

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

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

        Acquired intangible assets consisted of the following:

                                        June 30,    December 31, Useful Lives
                                          2004         2003         Years
                                         -------     --------    ------------
                                             (in thousands)
Existing technology                      $10,600     $10,600       5 - 7
Customer related intangibles               3,700       2,700         5
Trademarks and other                         800         800       6 - 14
                                         -------     -------
      Total intangible assets, gross      15,100      14,100
Less: Accumulated amortization             5,160       3,865
                                         -------     -------
      Total intangible assets, net       $ 9,940     $10,235
                                         =======     =======

        Amortization  expense of acquired intangible assets was $0.6 million and
$1.2 million for the three and six months ended June 30, 2004,  and $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively, and was included in cost of revenue.

        Based on identified  intangible  assets  recorded at June 30, 2004,  the future amortization expense is expected to be as follows:

                                                          Amount
                                                      (in thousands)
Remainder of 2004                                        $ 1,345
2005                                                       2,691
2006                                                       2,691
2007                                                       1,566
2008                                                         726
Thereafter                                                   921
                                                         -------
     Future amortization expense                         $ 9,940
                                                         =======

4.       RESTRUCTURING CHARGE

        Effective  February 1, 2004,  the Company  entered  into an agreement to lease  additional  space at its New York City  offices  at 100 Wall  Street.  In connection with this agreement, the Company ceased use, in the second quarter of
2004, of one of its other offices on Wall Street and commenced consolidating its operations into the new space and eliminated 14 staff  positions.  In accordance with SFAS No.  146,  ACCOUNTING  FOR EXIT OR  DISPOSAL  ACTIVITIES,  the Company
recorded a charge to operations of $2.5 million.  This charge  included the fair value  of the  remaining  rent  payments,  net of  estimated  sub-lease  income, severance and write-offs of fixed assets and leasehold  improvements.  Effective
January 1, 2005, the Company will maintain one office on Wall Street  comprising
35,800  square  feet,  which is a 23%  reduction  from the  46,500  square  feet previously leased.

        The Company has  included  the  restructuring  charge  liabilities  with
"current  portion of long-term debt and other  liabilities"  and "long-term debt and other liabilities" in the accompanying  condensed consolidated balance sheet at June 30, 2004, and has classified  the expense as  "restructuring  charge" in the accompanying  condensed  consolidated  statement of operations for the three and six months ended June 30, 2004. The restructuring  charge established by the
Company, and activities related thereto, are summarized as follows:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                            Balances at                                          Balances at
                            December 31,                  Cash        Non-Cash     June 30,
                                2003     Charges          Uses          Uses        2004
                            ------------ -------    --------------    --------   -----------
                                                     (in thousands)
Lease costs, net of
   sublease income            $ --       $2,097     $        --       $ --        $2,097
Fixed asset dispositions        --          319              --         (319)       --
Severance                       --          111              --         --           111
                              ------     ------     -------------     ------      ------
                     Total    $ --       $2,527     $        --       $ (319)      2,208
                              ======     ======     =============     ======
                              Less: current portion                                  832
                                                                                  ------
                              Long-term portion                                   $1,376
                                                                                  ======

5.       INCOME TAXES

        The Company  recorded  tax benefits of $1.9 million and $2.6 million for the three and six months ended June 30, 2004, respectively, and $1.0 million for both the three and six months ended June 30, 2003.  The Company's  effective tax rate  was 39% and  40% for the  three  and  six  months  ended  June  30,  2004, respectively,  and 48% and 50% for the three and six months ended June 30, 2003, respectively.  The  Company's  effective  tax rate for the three and six  months ended June 30, 2004 is higher than the Federal  statutory  rate primarily due to the effect of state income taxes. The Company's effective tax rate for the three and six months  ended June 30, 2003 is higher than the  Federal  statutory  rate primarily due to the effects of certain research and development tax credits and state income taxes.

6.       PER SHARE INFORMATION

        The Company's  basic loss per common share ("EPS") was calculated  based on the net loss available to common stockholders and the weighted-average number of  shares  outstanding  during  the  reporting  period.  Diluted  EPS  includes additional  dilution  from  common  stock  equivalents,  such as stock  issuable
pursuant  to  the  exercise  of  outstanding   stock   options.   Stock  options
representing  761,202 and  1,034,707  shares for the three and six months  ended
June 30, 2004, respectively,  and 1,111,542 and 926,051 shares for the three and six months ended June 30, 2003,  respectively,  were  excluded from the loss per share calculation since the amounts would be anti-dilutive.

                                               Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                              ----------------------    -----------------------
                                                2004          2003        2004          2003
                                              --------     ---------    --------     ---------
                                                  (in thousands, except per share amounts)
Net loss                                      $ (2,915)    $ (1,057)    $ (3,992)    $   (981)
                                              ========     ========     ========     ========
Loss per common share - basic and diluted     $  (0.09)    $  (0.03)    $  (0.12)    $  (0.03)
                                              ========     ========     ========     ========
Weighted average shares outstanding             32,243       31,173       32,058       31,152
                                              ========     ========     ========     ========

7.       BUSINESS SEGMENT INFORMATION

        The Company has adopted  the  disclosure  requirements  of SFAS No. 131,
DISCLOSURES  ABOUT  SEGMENTS OF AN  ENTERPRISE  AND RELATED  INFORMATION,  which

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

        The Company's  Transaction  Services  segment is comprised of six of its subsidiaries.  Three are NASD registered  broker-dealers;  one is an introducing broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the National Futures Association;  one was incorporated in the United Kingdom on March 29, 2004 and is applying for its Financial  Services  Authority ("FSA")
broker-dealer license in anticipation of the Company's expansion into Europe and other international  markets;  and EuroLink,  of which we acquired the remaining
60% we did not already own effective  March 29, 2004 and which  represented  the
Company's initial  transaction efforts in the European markets.  Currently,  the customers  of the NASD  registered  broker-dealers  consist  primarily of United
States  securities  brokerage  firms and United  States  buy-side  institutions, including  banks,  mutual  funds  and other  professional  money  managers.  The
Company's  Transaction  Services segment  primarily  generates  revenue from the application of commissions charged on executed trades.

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

        Summarized financial information by business segment was as follows:

                               Three Months Ended         Six Months Ended
                                    June 30,                  June 30,
                            -------------------------   -----------------------
                               2004          2003         2004           2003
                            ---------     ---------     ---------     ---------
Revenue:                                      (in thousands)
  Technology Services       $ 14,906      $ 12,764      $ 28,776      $ 26,683
  Transaction Services         4,098         3,665         8,023         7,514
  Eliminations                  (775)         (733)       (1,434)       (1,218)
                            --------      --------      --------      --------
     Total revenue          $ 18,229      $ 15,696      $ 35,365      $ 32,979
                            ========      ========      ========      ========

Gross Profit:
  Technology Services       $  7,501      $  6,463      $ 13,932      $ 14,446
  Transaction Services           975           976         2,192         2,019
                            --------      --------      --------      --------
     Total gross profit     $  8,476      $  7,439      $ 16,124      $ 16,465
                            ========      ========      ========      ========

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

        Reconciling  information  between business  segments and the loss before income tax benefit was as follows:

                                            Three Months Ended             Six Months Ended
                                                 June 30,                      June 30,
                                         ------------------------    -----------------------
                                           2004          2003          2004          2003
                                         ---------     ---------     ---------     ---------
                                                          (in thousands)
Gross profit for reportable segments     $  8,476      $  7,439      $ 16,124      $ 16,465
Operating expenses                        (13,106)       (9,365)      (22,483)      (18,041)
Interest expense                             (184)          (27)         (258)          (58)
Investment income                              17           147            63           253
Other income (expense), net                     4          (225)          (70)         (587)
                                         --------      --------      --------      --------
Loss before income tax benefit           $ (4,793)     $ (2,031)     $ (6,624)     $ (1,968)
                                         ========      ========      ========      ========

8.       COMPREHENSIVE LOSS

        The components of comprehensive loss, net of tax, were as follows:

                                      Three Months Ended           Six Months Ended
                                            June 30,                   June 30,
                                      ----------------------    ----------------------
                                        2004        2003          2004         2003
                                      ---------    --------     --------     --------
                                                      (in thousands)
Net loss                              $(2,915)     $(1,057)     $(3,992)     $  (981)
Changes in net unrealized gain on
   available-for-sale securities         --             70         --            104
                                      -------      -------      -------      -------
Total comprehensive loss              $(2,915)     $  (987)     $(3,992)     $  (877)
                                      =======      =======      =======      =======

9.       COMMITMENTS AND CONTINGENCIES

LITIGATION

        On May 13, 2004, an action entitled FULLER & THALER ASSET MANAGEMENT
V. NYFIX,  INC.,  ET AL. was filed in the United States  District  Court for the
District of Connecticut.  The complaint names the Company, its Chairman and CEO, its former CFO, its current CFO and certain of its directors as defendants.  The complaint  asserts a proposed  class action claim on behalf of all buyers of the
Company's  stock  between  March  30,  2000 and  March  30,  2004  and  seeks an unspecified amount of damages. The complaint alleges violations of Section 10(b)
and Section 20(a) of the Securities  Exchange Act of 1934, based on the issuance of a series of allegedly  false and  misleading  financial  statements and press releases  concerning,  among other  things,  the  Company's  investment in NYFIX
Millennium.  The Company believes that this complaint is without merit. Although it is not possible to forecast the outcome of this matter,  the Company  intends to defend the lawsuit vigorously.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

10.      CASH FLOW SUPPLEMENTAL INFORMATION

        Information  about the cash flow activities  related to the EuroLink and
Javelin acquisitions was as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                                 2004
                                                             -------------
                                                             (in thousands)
Fair value of assets acquired, including cash of $155           $ 4,566
Fair value of liabilities assumed                                  (207)
Fair value of capital contributed                                (1,026)
Fair value of notes issued, less note payment of $24               (450)
Pre-acquisition investment basis                                 (3,014)
Javelin working capital adjustment settlement                    (1,250)
                                                                -------
Cash acquired from acquisitions                                 $(1,381)
                                                                =======

        The  preceding  fair  values of net assets and  liabilities  for the six months  ended June 30, 2004 were based on the  preliminary  values at that time.
The  final  allocation  of  assets  acquired  may  differ  from the fair  values presented.

        Information about other cash flow activities was as follows:

                                                              Six Months Ended
                                                                 June 30,
                                                            --------------------
                                                              2004       2003
                                                            --------   ---------
Supplemental disclosures of cash flow information:            (in thousands)
     Cash paid for interest                                 $   86     $   58
     Cash paid (refunds received) for income taxes, net         13       (564)
Supplemental schedule of noncash investing and
   financing information:
     Common stock issued for promissory note payments        2,000       --
     Unrealized gain on available-for-sale securities         --         (104)

11.      RELATED PARTY TRANSACTIONS

        At June 30, 2004,  the Company had a note  receivable  of $70,000,  plus accrued interest,  from a former officer of the Company,  in connection with his exercise of options for the Company's common stock, with an annual interest rate of 5.5%,  and a maturity date of May 13, 2004.  Such note was included in "notes receivable issued for common stock" within stockholders' equity at June 30, 2004 and December 31, 2003 on the accompanying condensed consolidated balance sheets.
In addition,  at June 30, 2004,  the Company had a note  receivable of $300,000, plus accrued interest from the same former officer, with an annual interest rate of 5.5%, and a maturity date of July 2, 2004. Such note was included in "prepaid

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

expense and other current  assets" at June 30, 2004 and December 31, 2003 on the accompanying condensed consolidated balance sheets.

        On July 27, 2004, the Company received notes from the former officer for
$70,000 and  $300,000 to replace the notes that matured on May 13, 2004 and July
2, 2004,  respectively.  Both new notes mature on July 27, 2006, accrue interest annually  at  4.0%,  may  be  prepaid  at  any  time  without  penalty  and  are collateralized  by assets in a brokerage  account of the former  officer,  which primarily  consist of shares of the Company's  stock. A director of the Company, in a separate  transaction,  made an unsecured loan to the former  officer,  who used the proceeds from the loan to purchase the Company's common stock, which is included in the collateral,  and pay accrued interest of $23,000 on the original notes.

12.      NASDAQ DELISTING PROCEEDING

        On April 1, 2004 and May 19, 2004,  Nasdaq  notified the Company that it was not in compliance with Nasdaq's listing requirements because the Company had not timely filed its 2003 Form 10-K and its Quarterly Report on Form 10-Q ("Form
10-Q") for the quarter  ended March 31, 2004,  respectively.  On April 29, 2004, the  Company  requested  with  the  Nasdaq  Listing  Qualifications  Panel  (the
"Panel"), and was granted, an extension to May 31, 2004 to meet Nasdaq's listing requirements. On May 28, 2004, the Company filed its 2003 Form 10-K and its Form
10-Q for the quarter ended March 31, 2004 and requested  that Nasdaq dismiss the pending  delisting  action against it. On or about June 8, 2004,  Nasdaq advised the Company that the Panel had closed its hearing file  regarding  the delisting of the Company and had  determined  that  monitoring of the Company by the Panel over the longer term was not necessary.

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

        Our   Transaction   Services   segment  is   comprised  of  six  of  our
subsidiaries:  NYFIX Millennium, NYFIX Transaction Services, and NYFIX Clearing,
which  are  NASD  registered  broker-dealers;   NYFIX  Partners,  which  is  our
introducing  broker-dealer  for  derivatives  and was granted its  broker-dealer license in 2002 by the National Futures Association; NYFIX International,  which we  incorporated  in the United  Kingdom on March 29, 2004 and which has applied for its FSA broker-dealer license in anticipation of our expansion into European and  other  international  markets;  and  EuroLink,  of  which we  acquired  the remaining  60% we did not  already  own  effective  March  29,  2004  and  which represented  our initial  transaction  efforts in the  European  markets.  NYFIX
Millennium provides a modernized electronic execution venue under Regulation ATS for  trading  in United  States  stocks.  NYFIX  Transaction  Services  provides

                                   NYFIX, INC.

technology  and direct market  access and execution  links.  NYFIX  Clearing,  a member  of the  DTCC,  settles  and  clears  transactions  on  behalf  of  NYFIX
Millennium  and  NYFIX  Transaction  Services.  While  NYFIX  Partners  has  not
initiated any active business,  we are discussing  opportunities with sponsoring broker-dealers  and potential  customers for the derivatives  markets to augment
our  future  business  plans.  Our  Transaction   Services   segment   generates
subscription and transaction revenue.

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

        For our  accounting  policies  that,  among others,  are critical to the understanding  of our results of operations due to the  assumptions we must make in their application,  refer to Item 7, Management's  Discussion and Analysis of our Financial  Condition and Results of  Operations  ("MD&A"),  in our 2003 Form
10-K.  We have  reviewed  the  development  and  selection  of these  accounting policies,  estimates,  including  the  underlying  assumptions,  and the related disclosures in the financial  statements and this MD&A with our Audit Committee.
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

                                   NYFIX, INC.

                                                  Three Months Ended                  Six Months Ended
                                                        June 30,                          June 30,
                                              -----------------------------     -------------------------
                                                 2004             2003               2004         2003
                                              -------------    ------------     ------------    ---------
                                                                  ($ in thousands)
Segment revenue:
   Technology Services                        $     14,906     $     12,764     $    28,776     $ 26,683
   Transaction Services                              4,098            3,665           8,023        7,514
   Eliminations                                       (775)            (733)         (1,434)      (1,218)
                                              ------------     ------------     -----------     --------
      Total revenue                           $     18,229     $     15,696     $    35,365     $ 32,979
                                              ============     ============     ===========     ========

Segment revenue, as a percentage of total
 revenue:
   Technology Services                                 82%              81%             81%          81%
   Transaction Services                                22%               24%             23%         23%
   Eliminations                                        (4)%              (5)%            (4)%         (4)%
                                              ------------      ------------     -----------     --------
      Total                                            100%             100%            100%         100%
                                              ============      ============     ===========     ========

Segment gross profit:
   Technology Services                        $      7,513     $      6,630     $    13,944     $ 14,613
   Transaction Services                                963              809           2,180        1,852
                                              ------------     ------------     -----------     --------
      Total gross profit                      $      8,476     $      7,439     $    16,124     $ 16,465
                                              ============     ============     ===========     ========

Segment gross profit, as a percentage of
 revenue:
   Technology Services                                  50%              52%             48%          55%
   Transaction Services                                 23%              22%             27%          25%
       Total                                            46%              47%             46%          50%

        The following table shows our revenue, cost of revenue, gross profit and operating expense expressed as percentages of revenue for the periods indicated:

                                   NYFIX, INC.

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                         ------------------ -----------------
                                           2004     2003    2004     2003
                                         --------  -----   ------   -------

REVENUE:
   Subscription                             55%      52%      55%      51%
   Capital sale                             11%      13%      11%      14%
   Service contract                         15%      14%      15%      14%
   Transaction                              19%      21%      19%      21%
                                         -----    -----    -----    -----
     Total revenue                         100%     100%     100%     100%
                                         -----    -----    -----    -----

COST OF REVENUE:
   Subscription                             57%      59%      59%      56%
   Capital sale                             36%      35%      39%      32%
   Service contract                         33%      29%      35%      28%
   Transaction                              68%      63%      65%      62%
     Total cost of revenue                  54%      53%      54%      50%

GROSS PROFIT:
   Subscription                             43%      41%      41%      44%
   Capital sale                             64%      65%      61%      68%
   Service contract                         67%      71%      65%      72%
   Transaction                              32%      37%      35%      38%
     Total gross profit                     46%      47%      46%      50%

OPERATING EXPENSE:
   Selling, general and administrative      53%      53%      51%      49%
   Restructuring charge                     14%       0%       7%       0%
   Research and development                  2%       2%       2%       2%
   Depreciation and amortization             3%       4%       3%       4%
                                         -----    -----    -----    -----
     Total operating expense                72%      59%      63%      55%
                                         -----    -----    -----    -----

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

        Transaction  revenue  consists  of  per-share   commissions  charged  to
customers who send and receive a match and  execution in our ATS order  matching system,  customers  to  whom  we  provide  execution  and  smart  order  routing technology  and gateways to access  markets in: (1) their own name,  (2) a third party "give up" name, or (3) our name. Transaction revenue is generally invoiced monthly in arrears or is extracted  from the clearing  process within three days of the trade date and  recognized  in the period in which it is earned.  Certain transaction  revenue contracts,  which include multiple  deliverables,  or other types of our revenue are accounted for in accordance with EITF 00-21,  described above.  Some of these contracts have minimum volume  commitments or are invoiced at a minimum  transaction-based fee. The arrangement  consideration is allocated to each element based on the relative  fair values of each  element.  We account for each element of an arrangement with multiple deliverables separately. Vendor specific objective  evidence for fair value of services is primarily  determined by reference to renewal pricing.

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

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUE

        The following table presents an overview of our revenue:

                                   NYFIX, INC.

                                     Three Months Ended June 30,
                                ------------------------------------------
                                       2004                   2003
                                    $         %             $         %
                                -------    ------      --------     ------
                                         ($ in thousands)
Technology Services:
   Subscription                $ 10,147      68%      $  8,441      66%
   Capital sale                   2,055      14%         2,028      16%
   Service contract               2,704      18%         2,295      18%
                               --------                --------
      Sub-total                  14,906      82%        12,764      81%
                               --------                --------
Transaction Services:
  Subscription                      604      15%           395      11%
  Transaction                     3,494      85%         3,270      89%
                               --------                --------
      Sub-total                   4,098      22%         3,665      23%
                               --------                --------
Eliminations:
  Subscription                     (775)     n/a           (733)     n/a
                               --------                --------
      Sub-total                    (775)     n/a           (733)     n/a
                               --------                --------
Total revenue
  Subscription                    9,976      55%         8,103      52%
  Capital sale                    2,055      11%         2,028      13%
  Service contract                2,704      15%         2,295      14%
  Transaction                     3,494      19%         3,270      21%
                               --------     ------     --------     ------
      Consolidated revenue     $ 18,229     100%      $ 15,696     100%
                               ========     ======     ========     ======

Segment subtotals are presented as a percentage of consolidated revenue.

        Consolidated  revenue  increased $2.5 million,  or 16%, to $18.2 million for the three  months  ended June 30, 2004 as compared to $15.7  million for the three months ended June 30, 2003.

        Our Technology  Services segment revenue increased $2.1 million, or 16%, to $14.9  million for the three  months ended June 30, 2004 as compared to $12.8 million  for the three  months  ended  June 30,  2003.  Our  traditional  equity products  subscription and service  contract revenue  increased to $10.3 million for the three  months ended June 30, 2004 from $8.7 million for the three months ended June 30, 2003. This $1.6 million increase was primarily  attributable to a net  increase  of 15  customers  from  285  customers  at June  30,  2003 to 300 customers at June 30, 2004. This increase  yielded higher average annual revenue per customer of $131,000  for the three months ended June 30, 2004,  as compared to $115,000 for the three months ended June 30, 2003.  In August 2002,  we began an initiative to sell circuits to buy-side institutions in order to leverage our
NYFIX Network in various  ways. As of June 30, 2004, we had executed  agreements with 122  buy-side  customers  initially  requesting  connectivity  to our NYFIX network valued at, if fully  implemented,  approximately  $6.0 million.  For the three  months  ended  June 30,  2004,  we  recognized  $1.3  million  of revenue attributed  to 107 of those  customers.  There was nominal  revenue for buy-side initiatives  recognized  in the three months ended June 30, 2003. We expect this buy-side  related revenue to increase  throughout the year as we continue to add and implement services for buy-side customers.  Subscription and service revenue for our Javelin  products  was $1.8  million for the three months ended June 30,
2004 as  compared  to $1.7  million for the three  months  ended June 30,  2003.
Subscription  and service  revenue for our derivative  products was $0.6 million for the three  months  ended June 30, 2004 as  compared to $0.4  million for the three  months  ended June 30,  2003.  Capital  sale  revenue for our Javelin and derivatives  products  was $2.1 million for the three months ended June 30, 2004 as  compared  to  $2.0  million  for the  three  months  ended  June  30,  2003, respectively. While we had $0.2 million of revenue in the second quarter of 2004

                                   NYFIX, INC.

from our acquired Renaissance products, with our acquisition of Renaissance,  we have been able to more effectively  compete for customers who are  consolidating their Nasdaq and listed trading desks and desire to migrate to one platform.  In addition,  we believe we continue to realize the  synergies as expected with our
Javelin and Renaissance  acquisitions and will more effectively  compete for new customers in 2004. As a percentage of total  revenue,  our  Technology  Services segment  increased  to 82% for the three months ended June 30, 2004 from 81% for the three months ended June 30, 2003.

        Our Transaction Services segment revenue increased $0.4 million, or 11%, to $4.1  million  for the three  months  ended June 30, 2004 as compared to $3.7 million for the three  months  ended June 30,  2003.  Our  Transaction  Services customer  base  increased in the three months ended June 30, 2004 to 148 from 77 at June 30, 2003,  with  average  revenue per customer of $28,000 in the current year's quarter  compared to average revenue per customer of $48,000 in the prior year's quarter. The decrease in average revenue per customer was attributed to a decrease in revenue from several large  customers from whom we generate  revenue from  Designated  Order  Turnaround  ("DOT")  flow to the NYSE.  We compete with various companies that also offer certain  execution  services that we view as a low-margin,  "loss-leader"  service to our customers.  The revenue attributed to these  customers' DOT flow was lower during the three months ended June 30, 2004 than in the three months ended June 30, 2003 as a result of competitive  pricing for such customers.  For our Transaction Services segment, we expect to continue to add customers  during the year and expect our average revenue per customer to increase  from our second  quarter 2004 average due to a targeted  change in the customer  mix,  with our  emphasis on the  buy-side.  As a  percentage  of total revenue,  our Transaction Services segment decreased to 22% for the three months ended June 30, 2004 from 23% for the three months ended June 30, 2003. We expect our  Transaction  Services  segment  revenue  to be a larger  percentage  of our consolidated revenue in 2004 as compared to 2003.

COST OF REVENUE

        The following table presents an overview of our cost of revenue:

                                   NYFIX, INC.

                                                          Three Months Ended June 30,
                                                -----------------------------------------------------
                                                          2004                       2003
                                                     $            %            $               %
                                                ------------------------    -------------------------
                                                                ($ in thousands)
Technology Services:
   Subscription                                  $ 5,763           78%      $ 4,752           77%
   Capital sale                                      740           10%          709           12%
   Service contract                                  890           12%          673           11%
                                                 -------                    -------
      Sub-total                                    7,393           50%        6,134           48%
                                                 -------                    -------
Transaction Services:
   Subscription                                      617           20%          409           14%
   Transaction                                     2,518           80%        2,447           86%
                                                 -------                    -------
      Sub-total                                    3,135           77%        2,856           78%
                                                 -------                    -------
Corporate and Eliminations:
 Corporate:
   Data center and telecommunications              3,014                      2,991
   Fixed asset depreciation and amortization       1,405                      1,292
   Amortization of product enhancement costs         891                        622
 Allocated to:
   Technology Services                            (4,520)                    (4,112)
   Transaction Services                             (790)                      (793)
                                                 -------                    -------
      Sub-total                                     --                          --
                                                 -------                    -------
Eliminations:
   Subscription                                     (649)         n/a          (349)         n/a
   Transaction                                      (126)         n/a          (384)         n/a
                                                 -------                    -------
      Sub-total                                     (775)         n/a          (733)         n/a
                                                 -------                    -------
Consolidated cost of revenue                     $ 9,753           54%      $ 8,257           53%
                                                 =======                    =======

Segment subtotals are presented as a percentage of segment revenue.

        Consolidated  cost of revenue  increased  $1.5 million,  or 18%, to $9.8 million for the three months ended June 30, 2004 as compared to $8.3 million for the three months ended June 30, 2003. Included in the $1.5 million increase were
$0.6 million of costs associated with Renaissance,  which we acquired on July 1,
2003.  The  primary  factors  for the  increase in 2004 were labor costs of $0.6 million,  product  enhancement  cost  amortization  of $0.3  million,  which was primarily due to an increase in  infrastructure  and capacity in our data center operations and product  enhancements  costs to support our  Technology  Services segment,  including  our  derivatives,  Renaissance  and Javelin  products as we integrated them with our traditional equity products and onto our NYFIX Network, transaction  related  costs of $0.3  million,  including  execution and clearing fees,  amortization  of  EuroLink  and  Renaissance  intangible  assets  of $0.1 million,  telecommunication  expense  of $0.1  million,  data feed costs of $0.1 million,  depreciation expense of $0.1 million and cross connection fees of $0.1 million to connect our subscription customers to third-party networks.  Slightly offsetting  these increases was a decrease of $0.2 million,  due to reduced data center  maintenance and facility costs and other  miscellaneous  expenses.  As a percentage  of revenue,  cost of revenue  increased  to 54% for the three months ended June 30, 2004,  from 53% for the three months ended June 30, 2003,  as the increase  in the  aforementioned  Technology  Services  costs was  offset by our
Transaction Services revenue increasing greater than the increase in Transaction
Services costs as mentioned below.

        Our Technology  Services segment cost of revenue increased $1.3 million, or 21%, to $7.4  million for the three  months  ended June 30, 2004  compared to
$6.1  million  for the three  months  ended June 30,  2003.  This  increase  was primarily  attributable  to higher labor costs of $0.6 million,  amortization of acquired  intangible assets of $0.1 million due to the Renaissance  acquisition,

                                   NYFIX, INC.

cross  connection  fees of $0.1  million  and the  aforementioned  increases  in allocated corporate expenses, such as telecommunications expenses,  depreciation and amortization of fixed assets and amortization of product  enhancement costs, of $0.4 million.  Included in the increase was additional  service contract cost of revenue of $0.2  million,  or 37%,  which  increased  to $0.9 million for the three months  ended June 30, 2004,  from $0.7 million for the three months ended
June 30, 2003.  This  increase  was  primarily  due to increased  labor costs to support our products.  As a percentage of revenue,  cost of revenue increased to
50% in 2004, from 48% in 2003, as the increase in the aforementioned  costs grew at a faster  rate than our  revenue.  We expect to see a slight  decrease in our cost of revenue as a percentage of revenue in 2004 as many of the investments in property  and  equipment in our data center and network  infrastructure  made in
2002 and 2003 should yield lower costs as a percentage of revenue.

        Our Transaction Services segment cost of revenue increased $0.3 million, or 11%, to $3.1  million for the three  months  ended June 30, 2004  compared to
$2.8  million  for the three  months  ended June 30,  2003.  In  addition to the aforementioned  increase  in  transaction  related  expenses,  cost  of  revenue decreased by $0.3 million, to $0.1 million, related to intercompany charges from the  Technology  Services  segment,  which are  passed  through  to  Transaction
Services customers. These intercompany costs were eliminated in our consolidated cost of revenue.  As a percentage of revenue,  cost of revenue  decreased to 77%
for the three months  ended June 30,  2004,  from 78% for the three months ended
June 30, 2003, as the increased segment revenue absorbed  relatively fixed costs and  self-clearing  of our trades  through NYFIX  Clearing  reduced our variable costs.  We expect our cost of revenue to continue to decline as a percentage  of
Transaction  Services  segment  revenue  in 2004.  This is  attributable  to the expected increases in revenue and the change in customer mix as described above, which should  enable us to spread our fixed costs over a greater  revenue  base, and reduced clearing  expenses as a result of  self-clearing  our trades through
NYFIX Clearing.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

        The following  table  presents an overview of our gross profit and gross profit margin:

                                   NYFIX, INC.

                                              Three Months Ended June 30,
                                    ------------------------------------------------
                                             2004                    2003
                                       $               %         $              %
                                    ----------------------   -----------------------
                                                   ($ in thousands)
Technology Services:
   Subscription                     $ 4,384           43%     $ 3,689           44%
   Capital sale                       1,315           64%       1,319           65%
   Service contract                   1,814           67%       1,622           71%
                                    -------                   -------
      Sub-total                       7,513           50%       6,630           52%
                                    -------                   -------
Transaction Services:
   Subscription                         (13)         -2%          (14)         -4%
   Transaction                          976           28%         823           25%
                                    -------                   -------
      Sub-total                         963           23%         809           22%
                                    -------                   -------
Eliminations:
   Subscription                        (126)         n/a         (384)         n/a
   Transaction                          126          n/a          384          n/a
                                    -------                   -------
      Sub-total                        --                          --
                                    -------                   -------
Total gross profit:
   Subscription                       4,245           43%       3,291           41%
   Capital sale                       1,315           64%       1,319           65%
   Service contract                   1,814           67%       1,622           71%
   Transaction                        1,102           32%       1,207           37%
                                    -------                   -------
      Consolidated gross profit     $ 8,476           46%     $ 7,439           47%
                                    =======                   =======

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

        Consolidated gross profit increased $1.1 million to $8.5 million for the three  months  ended June 30, 2004 from $7.4  million for the three months ended
June 30,  2003.  The  aforementioned  increase  in  Technology  and  Transaction
Services  cost of revenue  offset the  increase in  Technology  and  Transaction
Services revenue.  Accordingly, our gross profit margin decreased to 46% for the three months ended June 30, 2004,  as compared to 47% for the three months ended
June 30, 2003.

        Our Technology  Services  segment gross profit increased $0.9 million to
$7.5  million for the three months ended June 30, 2004 from $6.6 million for the three months ended June 30, 2003.  As a  percentage  of segment  revenue,  gross profit margin decreased to 50% for the three months ended June 30, 2004 from 52%
for the three  months  ended June 30,  2003.  The  increase  in gross  profit is primarily attributable to growth in our traditional equity products subscription and service contract revenue, which outpaced the aforementioned increases in our costs, and gross profit contributed by our buy-side initiative. We expect to see slight  improvements in our Technology  Services  segment gross profit margin in
2004, as many of the improvements to our data center and network  infrastructure made in 2002 and 2003 should yield lower costs as a percentage of revenue.

      Our Transaction  Services  segment gross profit  increased $0.2 million to
$1.0  million for the three months ended June 30, 2004 from $0.8 million for the three months  ended June 30, 2003.  Transaction  Services  segment  gross profit margin increased to 23% for the three months ended June 30, 2004, as compared to
22% for the three months  ended June 30, 2003.  The increase in gross profit was primarily attributable to the aforementioned increase in transaction revenue. We expect our Transaction Services segment gross margin to continue to improve as a percentage of Transaction Services segment revenue in 2004. This is attributable to the  expected  increases  in revenue and change in customer  mix as described above,  which should enable us to spread our fixed costs over a greater  revenue base,  as well as reduced  clearing  expenses as a result of  self-clearing  our trades through NYFIX Clearing.

                                   NYFIX, INC.

SG&A

        The following table presents an overview of our SG&A expense:

                                            Three Months Ended June 30,
                                       --------------------------------------
                                             2004                 2003
                                          $        %           $        %
                                       -----------------   ------------------
                                                   ($ in thousands)
Salaries and benefits                   $5,770     61%      $5,303     63%
Provision for doubtful accounts             81      1%         282      3%
Occupancy and related                    1,028     11%         970     12%
Marketing, travel and entertainment        680      7%         772      9%
General and other                        2,067     21%         962     12%
                                        ------              ------
Total SG&A                          $9,626     53%      $8,289     53%
                                        ======              ======

The total SG&A is presented as a percentage of consolidated revenue.

        SG&A expense  increased  $1.3  million,  or 16%, to $9.6 million for the three  months  ended June 30,  2004,  as compared to $8.3  million for the three months ended June 30, 2003. The increase was primarily attributable to increased professional and consulting fees of $0.8 million due principally to legal, audit and consulting fees incurred in connection with the restatement of our financial results, the class action lawsuit filed against us and compliance to section 404 of the  Sarbanes-Oxley  Act of 2002; and increased salaries and benefits of $0.5 million primarily due to increased staffing related to our July 2003 Renaissance acquisition,  company-wide  annual merit increases effective January 1, 2004 and increased  health care costs.  With the  elimination of 14 staff  positions,  as described  below under  "restructuring  charge," we expect the savings from that action to partially offset the aforementioned increases in SG&A expenses for the remainder  of 2004.  As a percentage  of total  revenue,  SG&A expense  remained constant  at 53% for the three  months  ended  June 30,  2004 and  2003,  as the increase in SG&A expense  increase  was offset by the  increase in  consolidated revenue.

RESTRUCTURING CHARGE

        Effective  February  1, 2004,  we  entered  into an  agreement  to lease additional space at our New York City offices at 100 Wall Street.  In connection with this  agreement,  we ceased use, in the second  quarter 2004, of one of our other offices on Wall Street and commenced consolidating our operations into the new space and eliminated 14 staff  positions.  In accordance  with SFAS No. 146,
Accounting for Exit or Disposal  Activities,  we recorded a charge to operations of $2.5  million.  This charge  included  the fair value of the  remaining  rent payments,  net of estimated sub-lease income,  severance and write-offs of fixed assets and leasehold  improvements.  Effective January 1, 2005, we will maintain one  office  on Wall  Street  comprising  35,800  square  feet,  which  is a 23%
reduction  from the  46,500  square  feet  previously  leased.  In  addition  to operational efficiencies, we believe that we can realize an annual lease savings of approximately 20%.

R&D

        R&D expense  decreased  $0.1  million,  or 25%, to $0.3  million for the three months  ended June 30, 2004,  from $0.4 million for the three months ended
June 30, 2003, as our  developers'  efforts were  concentrated  on enhancing our products.  As a percentage of total revenue,  research and  development  expense remained  constant at 2% for the three months  ended June 30, 2004 and 2003.  We expect a similar  amount of R&D  expense for each of the  remaining  quarters of
2004.

                                   NYFIX, INC.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense decreased $0.1 million, or 19%, to
$0.6 million for the three months ended June 30, 2004, from $0.7 million for the three months ended June 30, 2003,  due to a slight  decrease in net property and equipment.  As a percentage  of total  revenue,  depreciation  and  amortization expense decreased to 3% for the three months ended June 30, 2004 from 4% for the three months ended June 30, 2003.  The decrease as a percentage of total revenue was primarily attributable to the decreased amortization expense.

LOSS FROM OPERATIONS

        Loss from  operations  was $4.6  million for the three months ended June
30, 2004,  as compared to a loss of $1.9 million for the three months ended June
30, 2003.  The operating loss was primarily due to the  restructuring  charge of
$2.5 million;  higher SG&A expense,  primarily due to legal and accounting  fees related to the  restatement of our financial  results,  the class action lawsuit and Sarbanes-Oxley Act compliance;  and subscription cost of revenue,  primarily due to costs associated with Renaissance,  which we acquired in July 2003. These increases were partially  offset by increased  subscription and service contract revenue  as  described  above.  As a  percentage  of total  revenue,  loss  from operations  was a deficit of 25% for the three  months  ended  June 30,  2004 as compared  to a deficit  of 12% for the three  months  ended June 30,  2003.  The increase as a percentage  of total  revenue was  primarily  attributable  to the restructuring costs, without which the percentage would have been 12%.

INTEREST EXPENSE

            Interest   expense   increased   $0.2  million,   primarily  due  to
accelerated  interest expense on the notes to Renaissance  unitholders for which we were in default.

OTHER INCOME (EXPENSE), NET

        Other income,  net was nominal for the three months ended June 30, 2004.
We accounted  for our  previously  unconsolidated  affiliates,  Renaissance  and
EuroLink  under the equity  method  through  June 30,  2003 and March 28,  2004, respectively.  For the three months ended June 30, 2003, we recognized equity in the losses of EuroLink of $0.1  million and equity in the losses of  Renaissance of $0.2  million.  Slightly  offsetting  these losses for the three months ended
June 30, 2003 was a favorable settlement from a pending lawsuit of $75,000.

INCOME TAX BENEFIT

        We recorded an income tax benefit of $1.9  million for the three  months ended June 30, 2004,  compared to a benefit of $1.0 million for the three months ended June 30, 2003.  The income tax benefit for the three months ended June 30,
2004 was attributable to a tax benefit on our pre-tax loss of $4.8 million.  Our effective  tax rate of 39% in the three months ended June 30, 2004 differed from the  Federal  statutory  rate  primarily  due to the effect of state  income tax benefits.  The income tax  benefit in the three  months  ended June 30, 2003 was attributable to a tax benefit on our pre-tax loss of $2.0 million. Our effective tax rate of 48% in the  three  months  ended  June 30,  2003  differed  from the
Federal  statutory  rate  primarily  due to the  effects  of  certain  estimated research  and  development  tax  credits and state tax  benefits.  We expect our effective  tax rate to be  slightly  below 40%,  which  includes  the  statutory federal and state rates offset by certain R&D tax credits.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUE

        The following table presents an overview of our revenue:

                                   NYFIX, INC.

                                        Six Months Ended June 30,
                               ----------------------------------------------
                                     2004                     2003
                                  $          %             $          %
                               --------------------    ----------------------
                                            ($ in thousands)
Technology Services:
   Subscription                $ 19,549      68%      $ 17,233      65%
   Capital sale                   4,043      14%         4,683      18%
   Service contract               5,184      18%         4,767      18%
                               --------                -------
      Sub-total                  28,776      81%        26,683      81%
                               --------                -------
Transaction Services:
   Subscription                   1,166      15%           635       8%
   Transaction                    6,857      85%         6,879      92%
                               --------                -------
      Sub-total                   8,023      23%         7,514      23%
                               --------                -------
Eliminations:
   Subscription                  (1,434)     n/a         (1,218)     n/a
                               --------                -------
  b-total                        (1,434)     n/a         (1,218)     n/a
                               --------                -------
Total revenue
   Subscription                  19,281      55%        16,650      51%
   Capital sale                   4,043      11%         4,683      14%
   Service contract               5,184      15%         4,767      14%
   Transaction                    6,857      19%         6,879      21%
                               --------     -----      --------     -----
      Consolidated revenue     $ 35,365     100%      $ 32,979     100%
                               ========     =====      ========     =====

Segment subtotals are presented as a percentage of consolidated revenue.

        Consolidated revenue increased $2.4 million, or 7%, to $35.4 million for the six months  ended June 30,  2004 as  compared  to $33.0  million for the six months ended June 30, 2003.

        Our Technology  Services segment revenue increased $2.1 million,  or 8%, to $28.8  million  for the six months  ended June 30,  2004 as compared to $26.7 million for the six months ended June 30, 2003. Our traditional  equity products subscription and service contract revenue increased to $19.1 million for the six months ended June 30, 2004 from $17.4  million for the six months ended June 30,
2003. This $1.7 million increase was primarily attributable to a net increase of
15 customers  from 285  customers at June 30, 2003 to 300  customers at June 30,
2004.  This  increase  yielded  higher  average  annual  revenue per customer of
$127,000 for the six months ended June 30, 2004, as compared to $117,000 for the six months ended June 30, 2003.  In August 2002,  we began an initiative to sell circuits to buy-side  institutions  in order to  leverage  our NYFIX  Network in various ways. As of June 30, 2004, we had executed  agreements with 122 buy-side customers initially  requesting  connectivity to our NYFIX network valued at, if fully implemented,  approximately $6.0 million.  For the three months ended June
30,  2004,  we  recognized  $2.1 million of revenue  attributed  to 107 of those customers.  There was nominal revenue for buy-side initiatives recognized in the three months ended June 30, 2003.  We expect this  buy-side  related  revenue to increase  throughout  the year as we continue to add and implement  services for buy-side  customers.  Subscription  and service revenue for our Javelin products was  $3.4  million  for both  the six  months  ended  June  30,  2004 and  2003.
Subscription  and service  revenue for our derivative  products was $1.2 million for the six months  ended June 30, 2004 as compared to $0.8  million for the six months ended June 30, 2003. Capital sale revenue for our Javelin and derivatives products  was $4.1 million for the six months ended June 30, 2004 as compared to
$4.7 million for the six months ended June 30, 2003, respectively.  While we had
$0.4  million of  revenue  in the first six months of 2004 from our  Renaissance products, we believe that with our acquisition of Renaissance, we will be able

                                   NYFIX, INC.

to more effectively compete for customers who are consolidating their Nasdaq and listed  trading  desks and desire to migrate to one  platform.  In addition,  we believe we continue to realize the  synergies  as expected  with our Javelin and
Renaissance  acquisitions and will more effectively compete for new customers in
2004. As a percentage of total revenue, our Technology Services segment remained constant  at 81% for both the six months  ended June 30, 2004 and the six months ended June 30, 2003.

        Our Transaction  Services segment revenue increased $0.5 million, or 7%, to $8.0  million  for the six months  ended June 30,  2004 as  compared  to $7.5 million  for the six  months  ended  June 30,  2003.  Our  Transaction  Services customer base  increased in the six months ended June 30, 2004 to 148 from 77 at
June 30,  2003,  with  average  revenue  per  customer of $54,000 in the current year's six month period  compared to average  revenue per customer of $98,000 in the prior year's six month period.  The decrease in average revenue per customer was  attributed to a decrease in revenue from several large  customers from whom we generate revenue from DOT flow to the NYSE. We compete with various companies that  also  offer  certain  execution  services  that we  view as a  low-margin,
"loss-leader"  service  to  our  customers.  The  revenue  attributed  to  these customers'  DOT flow was lower during the six months ended June 30, 2004 than in the six months ended June 30, 2003 as a result of  competitive  pricing for such customers.  For our Transaction  Services segment,  we expect to continue to add customers  during  the year and expect  our  average  revenue  per  customer  to increase  from our first six months of 2004 average due to a targeted  change in the customer mix,  with our emphasis on the  buy-side.  As a percentage of total revenue,  our Transaction Services segment remained constant at 23% for both the six months ended June 30, 2004 and the six months ended June 30, 2003. We expect our  Transaction  Services  segment  revenue  to be a larger  percentage  of our consolidated revenue in 2004 as compared to 2003.

COST OF REVENUE

        The following table presents an overview of our cost of revenue:

                                   NYFIX, INC.

                                                               Six Months Ended June 30,
                                                 ------------------------------------------------------
                                                         2004                          2003
                                                     $               %            $               %
                                                 -------------------------   --------------------------
                                                                   ($ in thousands)
Technology Services:
    Subscription                                 $ 11,468            77%      $  9,240            77%
    Capital sale                                    1,557            10%         1,488            12%
    Service contract                                1,807            12%         1,342            11%
                                                 --------                     --------
      Sub-total                                    14,832            52%        12,070            45%
                                                 --------                     --------
Transaction Services:
    Subscription                                    1,154            20%           494             9%
    Transaction                                     4,689            80%         5,168            91%
                                                 --------                     --------
      Sub-total                                     5,843            73%         5,662            75%
                                                 --------                     --------
Corporate and Eliminations:
 Corporate:
   Data center and telecommunications               6,056                        5,791
   Fixed asset depreciation and amortization        2,873                        2,568
   Amortization of product enhancement costs        1,706                        1,203
 Allocated to:
   Technology Services                             (9,092)                      (8,004)
   Transaction Services                            (1,543)                      (1,558)
                                                 --------                     --------
      Sub-total                                      --                            --
                                                 --------                     --------
Eliminations:
   Subscription                                    (1,216)          n/a           (349)          n/a
   Transaction                                       (218)          n/a           (869)          n/a
                                                 --------                     --------
      Sub-total                                    (1,434)          n/a         (1,218)          n/a
                                                 --------                     --------
Consolidated cost of revenue                     $ 19,241            54%      $ 16,514            50%
                                                 ========                     ========

Segment subtotals are presented as a percentage of segment revenue.

        Consolidated  cost of revenue  increased $2.7 million,  or 16%, to $19.2 million for the six months ended June 30, 2004 as compared to $16.5  million for the six months ended June 30, 2003.  Included in the $2.7 million  increase were
$0.8 million of costs associated with Renaissance,  which we acquired on July 1,
2003.  The  primary  factors  for the  increase in 2004 were labor costs of $1.2 million, telecommunication expense of $0.4 million, depreciation expense of $0.3 million,  product  enhancement  cost  amortization  of $0.5  million,  which was primarily due to an increase in  infrastructure  and capacity in our data center operations and product  enhancements  costs to support our  Technology  Services segment,  including  our  derivatives,  Renaissance  and Javelin  products as we integrated them with our traditional equity products and onto our NYFIX Network, data feed  costs of $0.3  million,  cross  connection  fees of $0.2  million  to connect our subscription  customers to third-party  networks and amortization of
Renaissance  intangible assets of $0.1 million and transaction  related costs of
$0.1  million.  Slightly  offsetting  these  increases  was a  decrease  of $0.2 million,  due to reduced data center  maintenance  and facility  costs and other miscellaneous expenses. As a percentage of revenue, cost of revenue increased to
54% for the six months  ended June 30,  2004,  from 50% for the six months ended
June 30, 2003, as the increase in the aforementioned  Technology  Services costs and Transaction  Services costs as mentioned below exceeded the increases in our
Transaction and Transaction Services revenue.

        Our Technology  Services segment cost of revenue increased $2.7 million, or 22%,  to $14.8  million for the six months  ended June 30,  2004  compared to
$12.1  million  for the six  months  ended  June 30,  2003.  This  increase  was primarily  attributable  to higher labor costs of $1.4 million,  amortization of acquired  intangible assets of $0.2 million due to the Renaissance  acquisition,

                                   NYFIX, INC.

data feed costs of $0.2 million,  cross  connection fees of $0.2 million and the
aforementioned    increases   in   allocated   corporate   expenses,   such   as
telecommunications  expenses,  depreciation and amortization of fixed assets and amortization  of product  enhancement  costs,  of $1.1 million.  Included in the increase was  additional  service  contract cost of revenue of $0.5 million,  or
38%, to $1.8 million for the six months  ended June 30, 2004,  from $1.3 million for the six months  ended June 30, 2003.  This  increase  was  primarily  due to increased labor costs to support our products.  As a percentage of revenue, cost of revenue  increased to 52% in 2004,  from 45% in 2003,  as the increase in the aforementioned  costs grew at a faster rate than our revenue. We expect to see a slight  decrease  in our cost of revenue as a  percentage  of revenue in 2004 as many of the investments in property and equipment in our data center and network infrastructure made in 2002 and 2003 should yield lower costs as a percentage of revenue.

        Our Transaction Services segment cost of revenue increased $0.1 million, or 2%, to $5.8 million for the six months  ended June 30, 2004  compared to $5.7
million  for  the  six  months  ended  June  30,   2003.   In  addition  to  the
aforementioned  increase  in  transaction  related  expenses,  cost  of  revenue decreased by $0.7 million, to $0.2 million, related to intercompany charges from the  Technology  Services  segment,  which are  passed  through  to  Transaction
Services customers. These intercompany costs were eliminated in our consolidated cost of revenue.  As a percentage of revenue,  cost of revenue  decreased to 73%
for the six months ended June 30,  2004,  from 75% for the six months ended June
30, 2003, as the increase in the aforementioned costs grew at a faster rate than our  revenue.  We expect  our cost of revenue  to  decline  as a  percentage  of
Transaction  Services  segment  revenue  in 2004.  This is  attributable  to the expected increases in revenue and the change in customer mix as described above, which should  enable us to spread our fixed costs over a greater  revenue  base, and reduced clearing  expenses as a result of  self-clearing  our trades through
NYFIX Clearing.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

        The following  table  presents an overview of our gross profit and gross profit margin:

                                   NYFIX, INC.

                                                 Six Months Ended June 30,
                                    ----------------------------------------------------
                                              2004                         2003
                                        $                %          $               %
                                    -------------------------   ------------------------
                                                     ($ in thousands)
Technology Services:
    Subscription                    $  8,081            41%     $  7,993            46%
    Capital sale                       2,486            61%        3,195            68%
    Service contract                   3,377            65%        3,425            72%
                                    --------                    --------
      Sub-total                       13,944            48%       14,613            55%
                                    --------                    --------
Transaction Services:
    Subscription                          12             1%          141            22%
    Transaction                        2,168            32%        1,711            25%
                                    --------                    --------
      Sub-total                        2,180            27%        1,852            25%
                                    --------                    --------
Eliminations:
    Subscription                        (218)          n/a          (869)          n/a
    Transaction                          218           n/a           869           n/a
                                    --------                    --------
      Sub-total                         --                           --
                                    --------                    --------
Total gross profit:
    Subscription                       7,875            41%        7,265            44%
    Capital sale                       2,486            61%        3,195            68%
    Service contract                   3,377            65%        3,425            72%
    Transaction                        2,386            35%        2,580            38%
                                    --------                    --------
      Consolidated gross profit     $ 16,124            46%     $ 16,465            50%
                                    ========                    ========

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

        Consolidated  gross profit  decreased  $0.3 million to $16.1 million for the six months  ended June 30, 2004 from $16.4  million for the six months ended
June 30,  2003.  The  aforementioned  increase  in  Technology  and  Transaction
Services  cost of revenue  offset the  increase in  Technology  and  Transaction
Services revenue.  Accordingly, our gross profit margin decreased to 46% for the six months ended June 30, 2004, as compared to 50% for the six months ended June
30, 2003.

        Our Technology  Services  segment gross profit decreased $0.7 million to
$13.9  million for the six months ended June 30, 2004 from $14.6 million for the six months ended June 30, 2003. As a percentage of segment revenue, gross profit margin  decreased to 48% for the six months ended June 30, 2004 from 55% for the six months  ended June 30,  2003.  The  decrease  in gross  profit is  primarily attributable  to the  aforementioned  increases in our costs,  which grew faster than  revenue,  as we were  generally  unable  to pass  increased  costs  to our customers  due to  competitive  pricing  pressures.  We  expect  to  see  slight improvements  in our  Technology  Services  segment  gross profit  margin in the second half of 2004, as many of the  improvements to our data center and network infrastructure made in 2002 and 2003 should yield lower costs as a percentage of revenue.

      Our Transaction  Services  segment gross profit  increased $0.3 million to
$2.2  million for the six months  ended June 30, 2004 from $1.9  million for the six months ended June 30, 2003. Transaction Services segment gross profit margin increased to 27% for the six months ended June 30, 2004,  as compared to 25% for the six months ended June 30, 2003.  The increase in gross profit was  primarily attributable to the aforementioned  increase in transaction  revenue.  We expect our  Transaction  Services  segment  gross  margin to  continue  to improve as a percentage of Transaction Services segment revenue in 2004. This is attributable to the  expected  increases  in revenue and change in customer  mix as described above,  which should enable us to spread our fixed costs over a greater  revenue base,  as well as reduced  clearing  expenses as a result of  self-clearing  our trades through NYFIX Clearing.

                                   NYFIX, INC.

SG&A

        The following table presents an overview of our SG&A expense:

                                             Six Months Ended June 30,
                                        -------------------------------------
                                              2004                2003
                                           $        %          $         %
                                        ------------------  -----------------
                                                  ($ in thousands)
Salaries and benefits                   $11,008     62%     $10,048     61%
Provision for doubtful accounts              81      0%         298      2%
Occupancy and related                     1,981     11%       1,880     12%
Marketing, travel and entertainment       1,316      7%       1,311      8%
General and other                         3,763     21%       2,587     16%
                                        -------             -------
Total SG&A                          $18,149     51%     $16,124     49%
                                        =======             =======

The total SG&A is presented as a percentage of consolidated revenue.

        SG&A expense  increased  $2.0 million,  or 12%, to $18.1 million for the six months ended June 30, 2004,  as compared to $16.1 million for the six months ended June 30,  2003.  The  increase  was  primarily  attributable  to increased professional and consulting fees of $1.1 million due principally to legal, audit and consulting fees incurred in connection with the restatement of our financial results, the class action lawsuit filed against us and compliance to section 404 of the  Sarbanes-Oxley  Act of 2002; and increased salaries and benefits of $1.0 million primarily due to increased staffing related to our July 2003 Renaissance acquisition,  annual merit  increases  effective  January 1, 2004 and  increased health care costs. As a percentage of total revenue,  SG&A expense  increased to
51% for the six  months  ended June 30,  2004 from 49% for the six months  ended
June 30,  2003,  as the  increase  in SG&A  expense  outpaced  the  increase  in consolidated revenue.

RESTRUCTURING CHARGE

        Effective  February  1, 2004,  we  entered  into an  agreement  to lease additional space at our New York City offices at 100 Wall Street.  In connection with this  agreement,  we ceased use, in the second  quarter 2004, of one of our other offices on Wall Street and commenced consolidating our operations into the new space and eliminated 14 staff  positions.  In accordance  with SFAS No. 146,
Accounting for Exit or Disposal  Activities,  we recorded a charge to operations of $2.5  million.  This charge  included  the fair value of the  remaining  rent payments,  net of estimated  sub-lease  income,  severance and write-offs of and fixed assets and  leasehold  improvements.  Effective  January 1, 2005,  we will maintain one office on Wall Street comprising 35,800 square feet, which is a 23%
reduction  from the  46,500  square  feet  previously  leased.  In  addition  to operational efficiencies, we believe that we can realize an annual lease savings of approximately 20%.

R&D

        R&D expense  remained  constant at $0.6  million for both the six months ended June 30, 2004 and the six months ended June 30, 2003,  as efforts to bring new  products  to  market  remained  at the same  level for both  periods.  As a percentage of total revenue, research and development expense remained at 2% for both the six months  ended June 30, 2004 and the six months ended June 30, 2003.
We expect a similar amount of R&D expense for each of the remaining  quarters of
2004.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense decreased $0.2 million, or 14%, to
$1.2 million for the six months  ended June 30, 2004,  from $1.4 million for the six months  ended June 30,  2003 due to a slight  decrease in net  property  and

                                   NYFIX, INC.

equipment.  As a percentage  of total  revenue,  depreciation  and  amortization expense  decreased  to 3% for the six months ended June 30, 2004 from 4% for the six months ended June 30, 2003.  The decrease as a percentage  of total  revenue was primarily attributable to the decreased amortization expense.

LOSS FROM OPERATIONS

        Loss from  operations was $6.4 million for the six months ended June 30,
2004,  as compared to a loss from  operations of $1.6 million for the six months ended June 30, 2003. The operating  loss was primarily due to the  restructuring charge  of $2.5  million;  higher  SG&A  expense,  primarily  due to  legal  and accounting fees related to the restatement of our financial  results,  the class action lawsuit and  Sarbanes-Oxley  Act  compliance;  and  subscription  cost of revenue,  primarily due to costs associated with Renaissance,  which we acquired in July 2003, and lower capital sale revenue.  The cost increases were partially offset by  increased  subscription  and service  contract  revenue as  described above.  As a percentage of total revenue,  loss from operations was a deficit of
18% for the six months  ended June 30,  2004 as  compared to a deficit of 5% for the six months ended June 30, 2003.  The increased loss as a percentage of total revenue  was  attributable  primarily  to the  increase in  operating  expenses, including the restructuring charge.

INTEREST EXPENSE

            Interest   expense   increased   $0.2  million,   primarily  due  to
accelerated  interest expense on the notes to Renaissance  unitholders for which we were in default.

INVESTMENT INCOME

            Investment income decreased $0.2 million, principally due to reduced interest on investments and loans to unconsolidated affiliates, as well as lower overall invested balances.

OTHER INCOME (EXPENSE), NET

        We  recognized  equity in the loss of EuroLink  of $0.1  million for the
three   months  ended  March  31,  2004.   We  accounted   for  our   previously
unconsolidated  affiliates,  Renaissance  and EuroLink  under the equity  method through June 30, 2003 and March 28, 2004, respectively. For the six months ended
June 30, 2003,  we  recognized  equity in the losses of EuroLink of $0.3 million and equity in the losses of  Renaissance  of $0.4 million.  Slightly  offsetting these losses is settlement income of $75,000, which we recognized during the six months ended June 30, 2003.

INCOME TAX BENEFIT

        We  recorded  an income tax  benefit of $2.6  million for the six months ended June 30,  2004,  compared to a benefit of $1.0  million for the six months ended June 30,  2003.  The income tax benefit for the six months  ended June 30,
2004 was attributable to a tax benefit on our pre-tax loss of $6.6 million.  Our effective  tax rate of 40% in the six months ended June 30, 2004  differed  from the  Federal  statutory  rate  primarily  due to the effect of state  income tax benefits.  The income tax  benefit  in the six  months  ended June 30,  2003 was attributable to a tax benefit on our pre-tax loss of $2.0 million. Our effective tax rate of 50% in the six months ended June 30, 2003  differed from the Federal statutory  rate primarily due to the effects of certain  estimated  research and development tax credits and state tax benefits. We expect our effective tax rate to be slightly below 40%,  which includes the statutory  federal and state rates offset by certain R&D tax credits.

LIQUIDITY AND CAPITAL RESOURCES

        Historically,  a significant  source of our funding has been the sale of equity  securities.  Between  1997 and 1999 we raised a total of $9.5 million in net proceeds through several private  placements where we issued an aggregate of

                                   NYFIX, INC.

3,431,000  shares of our common stock. In 2001, we raised $57.3 million,  net of expenses, from a follow-on public offering of three million shares of our common stock. We used a portion of the net proceeds from the follow-on  public offering to  repurchase  1.3 million  shares of our common stock at an aggregate  cost of
$19.1 million.  We also have historically  received funding from the exercise of stock options by employees, which aggregated $3.8 million from 2001 through June
30, 2004. We funded our acquisitions of Javelin,  NYFIX Millennium,  Renaissance and EuroLink  primarily  through the issuance of our common stock or  promissory notes  payable in our common  stock,  or at our  option,  cash.  Refer to Item 1
Acquisitions and Investments in our 2003 Form 10-K.

        Another  significant  source of funding  for us is cash  generated  from operations,  which was $1.8  million for the six months  ended June 30, 2004 and
$15.4  million,  $3.7 million and $10.6 million in the years ended  December 31,
2003,  2002 and 2001,  respectively,  aggregating  $31.5 million.  Excluding the impact of changes in assets and liabilities, net of business acquisitions, which tend to be subject to short-term  fluctuations,  the  comparable  amount of cash generated from operations was $35.5 million in the aggregate. Our primary source of cash from operations is from revenue received from our customers. Our primary uses  of cash  for  operations  include  data  center  expenses,  including  its operations  and  telecommunication  costs,  and  operating  expenses,  including salaries and  benefits,  marketing,  travel and  entertainment,  office rent and related occupancy, and other general and administrative expenses.

        We have invested $2.2 million for the six months ended June 30, 2004 and
$5.3  million,  $4.6  million and $7.1  million in the years ended  December 31,
2003, 2002 and 2001, respectively, aggregating $19.2 million, in our data center infrastructure  and other property and equipment to keep current with technology trends. We expect to invest at a similar level in 2004 as compared to 2003.

        We have  capitalized  product  enhancements  of $3.6 million for the six months ended June 30, 2004 and $5.3 million,  $2.8 million and $2.7 million,  in the years ended  December 31,  2003,  2002 and 2001,  respectively,  to keep our products  competitive.  The increase in capitalized  product  enhancement  costs since 2003 is  primarily  attributable  to our Javelin and  Renaissance  product lines. We have many projects in development,  as described in Item 1 of our 2003
Form 10-K, which we expect to release into production during 2004. We anticipate we will capitalize a slightly higher amount in 2004 for product  enhancements as compared to 2003.

        We acquired  net cash of $1.4  million in the six months  ended June 30,
2004, and have invested $2.5 million, $12.1 million and $17.2 million of cash in the years ended December 31, 2003,  2002 and 2001,  respectively,  aggregating a net  $30.4  million,  from  our  acquisitions  of  Javelin,  Renaissance,  NYFIX
Millennium, NYFIX Transaction Services and EuroLink. Included in our 2004 amount were net proceeds of $1.3 million  received  primarily as a return of funds held in escrow pursuant to a settlement agreement with a representative of the former shareholders of Javelin.  In regards to our Renaissance  acquisition,  we issued notes payable over the next several years, aggregating $3.0 million, payable, at our option,  in cash or our common stock.  On April 7, 2004,  pursuant to notice from certain  payees after default on the notes,  we issued shares of our common stock as payment  in full of $2.0  million in  principal  amount of such  notes, subject to potential  future  adjustments that could require cash payments up to
$0.8 million,  in lieu of up to 40% of the shares  issued.  We intend to pay the remainder of this debt with our common stock,  thus not requiring cash. On March
29, 2004, we acquired the  remaining 60% of EuroLink's  common stock that we did not already own. We paid for the EuroLink  acquisition  with $24,000 in cash and one-year  promissory  notes  payable in our common stock or cash, at our option,
valued  at  $0.5   million.   We  intend  to  integrate   EuroLink   with  NYFIX
International.  To date, we have committed $0.9 million of our capital resources to its  operation and do not expect to invest a  significant  additional  amount within  the  next  twelve  months.  We  have no  current  plans  for  any  other acquisitions.  We plan to continue to focus on the  synergies  arising  from our previous acquisitions.

        Our long-term  capital needs depend on numerous  factors,  including the rate at which we obtain new customers  and expand our staff and  infrastructure, as needed, to accommodate such growth, and the rate at which we choose to invest

                                   NYFIX, INC.

in new  technologies  to modify our NYFIX  Network and  infrastructure.  We have ongoing needs for capital,  including working capital for operations and capital expenditures to maintain and expand our operations.

        At June 30, 2004,  our principal  sources of liquidity  were cash,  cash equivalents  and  short-term  investments  in the aggregate of $21.4 million and accounts  receivable of $12.0 million. At June 30, 2004, we had accounts payable and accrued  expenses  aggregating  $11.9 million.  We do not expect to make any significant  income tax payments in 2004 due to  available  net  operating  loss carryforwards and research and development tax credits.

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
These  broker-dealers have consistently  operated in excess of their minimum net capital  requirements.  At June 30,  2004,  NYFIX  Clearing,  NYFIX  Transaction
Services,  and NYFIX  Millennium had net capital of $11.0 million,  $0.3 million and $0.8 million,  respectively,  exceeding the minimum net capital  required by
$10.8 million,  $0.2 million and $0.7 million,  respectively.  During the second quarter of 2004,  we provided  additional  capital of $150,000 and  subordinated loans of  $650,000  to NYFIX  Millennium  to enable it to exceed its net capital requirement.  At June 30,  2004,  we had an  aggregate  of $13.3  million of our consolidated  cash,  cash-equivalents  and short-term  investments  committed to maintain our three  broker-dealer  subsidiaries'  minimum and minimum excess net capital requirements of $10.4 million.  Our broker-dealer  subsidiaries may need us to fund  or  commit  more  of our  consolidated  cash,  cash-equivalents  and short-term  investments in the future to maintain their  individual  minimum and minimum excess net capital  requirements.  If any or all of these  broker-dealer subsidiaries  were to fall below  their  minimum or minimum  excess net  capital requirements, their operations may be restricted by certain regulatory agencies.

        We believe that we will achieve  greater  synergies by  integrating  the
product   offerings  of  Javelin  and  Renaissance  with  our  existing  product offerings.  Although our  broker-dealer  businesses have incurred losses through their  development and start-up stages, we believe that revenue will continue to increase as we gain greater  acceptance  of our product  offerings.  Although we provided EuroLink with only $0.8 million in cumulative  funding through June 30,
2004, it may need additional working capital funding until it generates positive cash flow.

        While,  we believe  that our cash and  short-term  investments  of $21.4 million at June 30, 2004,  together with  anticipated  cash to be generated from operations,  will be sufficient  to support our capital and operating  needs and our net capital  requirements of our  broker-dealer  operations for at least the next twelve  months,  we are pursuing a credit  facility to provide  incremental availability  of working capital to further support our operating and investment strategy.

WORKING CAPITAL

        We had  working  capital of $21.3  million at June 30,  2004,  down from
$23.3 million at December 31, 2003.  Items affecting  working capital in the six months ended June 30, 2004 were  principally  cash used to acquire  property and equipment, enhance products and fund pre-acquisition working capital advances to
EuroLink  and  current   liabilities   recognized   in   conjunction   with  the
restructuring charge, offset by cash flows provided by operating activities, net cash acquired from the Javelin escrow  settlement and the additional net working capital recognized in conjunction with our acquisition of Renaissance.

                                   NYFIX, INC.

CASH PROVIDED BY OPERATING ACTIVITIES

        Net cash  provided by operating  activities in the six months ended June
30,  2004  was  $1.8  million,  as our net loss of $4.0  million,  adjusted  for non-cash items, such as depreciation, amortization, deferred taxes and equity in loss of unconsolidated  affiliates,  provided $3.3 million.  Unfavorable working capital changes of $1.5 million,  including accounts receivable of $1.7 million, prepaid  expenses and other assets of $0.3 million and deferred  revenue of $0.2 million  were  partially  offset by  increases  in  brokerage  payables  (net of
brokerage   receivables)  of  $0.6  million,  and  accounts  payable  and  other liabilities  of $0.1  million.  For the remainder of 2004, we expect to generate positive cash flows from operating activities.

        Net cash  provided by operating  activities in the six months ended June
30,  2003  was  $7.1  million,  as our net loss of $1.0  million,  adjusted  for non-cash items, such as depreciation,  amortization,  deferred taxes,  provision for bad debts and equity in loss of  unconsolidated  affiliates,  provided  $5.6 million.  Favorable working capital changes,  including  accounts  receivable of
$1.9 million and net changes in other assets and  liabilities  of $0.2  million, which were partially  offset by unfavorable net changes in accounts  payable and accrued expenses of $0.6 million, increased cash by $1.5 million.

CASH USED IN INVESTING ACTIVITIES

        For the six  months  ended  June 30,  2004,  net cash used in  investing activities  was $6.4 million.  This consisted  primarily of product  enhancement costs of $3.6 million, capital expenditures, primarily for data center equipment and software,  of $2.2 million,  the net purchase of short-term  investments  of
$1.7 million, and loans and advances to EuroLink of $0.2 million.  These amounts were partially offset by cash acquired from acquisitions of $1.4 million,  which included  cash of $1.3 million  received  primarily as a return of funds held in escrow pursuant to a settlement  agreement with a  representative  of the former shareholders  of  Javelin.  For the  remainder  of 2004,  we  expect to invest a similar  amount of cash for capital  expenditures  for property and equipment as well as product enhancement costs.

        For the six  months  ended  June 30,  2003,  net cash used in  investing activities was $6.1 million. This consisted primarily of capital expenditures of
$2.7  million,  generally  for data center  equipment  and  software,  loans and advances to  unconsolidated  affiliates of $2.2 million and product  enhancement costs of $2.1 million.  These amounts were partially offset by proceeds from the net sales of short-term investments of $0.9 million.

CASH USED IN FINANCING ACTIVITIES

        For the six months ended June 30, 2004 and June 30,  2003,  our net cash
used  in  financing   activities   totaled   $0.1  million  and  $0.4   million,
respectively,  consisting  primarily of principal  payments  under capital lease obligations,  partially offset by net proceeds from the issuance of common stock resulting from the exercise of stock options by employees.  For the remainder of
2004, we expect nominal activity in this category.

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

                                   NYFIX, INC.

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

        We are exposed to market risk  principally  through  changes in interest rates and equity prices. Our short-term investment portfolio of $5.2 million and
$3.4 million at June 30, 2004 and December 31, 2003, respectively,  consisted of
$2.5 million and $2.4 million,  respectively,  of auction rate  certificates and
$1.0  million  of mutual  fund  securities  at June 30,  2004.  We also had $1.7 million and $1.0  million of treasury  bills at June 30, 2004 and  December  31,
2003,  respectively.  Risk is limited on the auction rate certificates portfolio due to the fact that it is invested in insured  municipal  bonds.  The potential decrease  in fair value  resulting  from a  hypothetical  10% change in interest rates for the auction  rate  certificates  would not be material to  operations, cash flows or fair value.

        We are  subject  to  interest  rate  risk on our $1.7  million  and $1.0 million of treasury bills at June 30, 2004 and December 31, 2003,  respectively.
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

        We were also subject to interest  rate risk on our $0.6 million of notes receivable from  unconsolidated  affiliates at December 31, 2003. A hypothetical
10% change in  interest  rates would not have  resulted in a material  change in their fair value.

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
The foreign  currency  exposure  that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally  short-term in nature.  The foreign exchange  translation gain for the six months ended June 30, 2004 was not material.

                                   NYFIX, INC.

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

        On May 27, 2004, we restated our consolidated  financial statements that appeared  in our  Form  10-K/A  for the year  ended  December  31,  2002 and the condensed  consolidated  financial  statements that appeared in our Forms 10-Q/A for each of the  interim  periods  ended  March  31,  2003,  June  30,  2003 and
September 30, 2003 to change our accounting for our 1999 and 2001 investments in and 2002 acquisition of an additional 30% interest in NYFIX Millennium. Based on an evaluation of the effectiveness of the design and operation of our disclosure controls  and  procedures,  in light  of,  among  other  things,  the  facts and circumstances of our May 27, 2004 restatement of our financial  statements,  our
Chief Executive  Officer and Chief Financial  Officer  concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were  effective  to ensure  that  information  required to be  disclosed  in our
Exchange Act reports is recorded, processed,  summarized and reported within the time periods specified in the SEC's rules and forms.

        In  light  of  our   determination  on  May  27,  2004  to  restate  our
consolidated  financial  statements  that appear in our Form 10-K/A for the year ended  December  31, 2002 and our Forms  10-Q/A for each of the interim  periods ended March 31,  2003,  June 30, 2003 and  September  30, 2003,  our  management directed that steps be taken to review the operation  and  effectiveness  of our internal  controls and procedures  with respect to our accounting for investment and acquisition transactions. That review is in progress.

                                   NYFIX, INC.

                           PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

        On April 7,  2004,  we  issued  375,346  shares of our  common  stock to certain unitholders of Renaissance Trading Technologies,  LLC as payment in full for $2.0 million in principal amount of promissory  notes,  subject to potential future  adjustments.  We issued those shares in connection with our July 1, 2003 acquisition  of the remaining 82% of the  membership  interests of  Renaissance, which we previously did not own, after we defaulted on such notes.

        In connection with the issuance of our shares to the above  individuals, we relied on the  exemption  from  registration  provided by Section 4(2) of the
Securities  Act of 1933. In addition,  since all of the recipients of our shares were  "accredited  investors"  as  defined  in Rule 501  promulgated  under  the
Securities  Act, we believe  that the  transaction  falls within the safe harbor provided by Regulation D, thereunder.

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
         Sarbanes-Oxley Act of 2002.

32.1     Certification of Chief Executive Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

32.2     Certification of Chief Financial Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.

        (b) REPORTS ON FORM 8-K

        On April 1, 2004,  we reported  under Items 7 and 12 of Form 8-K that we were  delaying  the  filing of our 2003  Annual  Report on Form 10-K and that we
would  restate  our  financial   results  relating  to  our  investment  in  and
acquisition of NYFIX Millennium, L.L.C.

        On April 2, 2004,  we reported  under Items 5 and 7 of Form 8-K European market developments, including entering into a binding agreement to acquire 100%
of EuroLink Network, Inc., and an increase in new business.

        On April 5, 2004,  we  reported  under Items 5 and 7 of Form 8-K that we would begin trading under the symbol NYFXE on NASDAQ on April 5, 2004.

        On May 18, 2004,  we reported  under Item 5 of Form 8-K that on or about
May 13, 2004,  an action  entitled  Fuller & Thaler Asset  Management  v. NYFIX,
Inc., et al. was filed in the United States  District  Court for the District of
Connecticut.

         On May 18,  2004,  we reported  under Items 5, 7 and 12 of Form 8-K our results for the quarter ended March 31, 2004, the restatement of prior financial statements and other matters.

        On May 19, 2004, we reported  under Item 5 of Form 8-K a correction of a typographical error in our press release filed as an exhibit under Item 7 of our
Form 8-K filed on May 18, 2004.

        On May 28,  2004,  we  reported  under  Items  5 and 7 of  Form  8-K the affirmation of our previously  announced delay in filing our quarterly report on
Form 10-Q for the quarter ended March 31, 2004 and our  expectation of filing in a few days.

                                   NYFIX, INC.

        On June 8, 2004,  we  reported  under Items 5 and 7 of Form 8-K that our common stock would resume trading on the NASDAQ National Market under the symbol
NYFX effective with the open of business on Wednesday, June 9, 2004.

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
                                          ----------------------
                                          Mark R. Hahn
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)

Dated: August 9, 2004

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