Form 10-Q
period 2004-09-30
NYFIX INC
filed 2004-11-09
CIK 99047

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

                            -----------------------

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

There  were  32,394,380  shares of Common  Stock  issued and  outstanding  as of
October 31, 2004.

                                   NYFIX, INC.

                                    FORM 10-Q

                    For the quarter ended September 30, 2004

                                                                            PAGE

PART I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets as of                      3
                 September 30, 2004 and December 31, 2003

              Condensed Consolidated Statements of Operations for the          4
                 three and nine months ended September 30, 2004 and 2003

              Condensed Consolidated Statements of Cash Flows for the          5
                 nine months ended September 30, 2004 and 2003

              Notes to Condensed Consolidated Financial Statements             6

      Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of  Operations               20

      ITEM 3. Quantitative and Qualitative Disclosures About Market Risk      43

      ITEM 4. Controls and Procedures                                         44

PART II.     OTHER INFORMATION

      ITEM 1. Legal Proceedings                                               47

      ITEM 2. Changes in Securities and Use of Proceeds                       47

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                47

      SIGNATURES                                                              49

                                                             NYFIX, INC.
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                                 2004               2003
                                                                                             ---------          -----------
Assets
Current assets:
   Cash and cash equivalents                                                                 $  14,800          $  21,006
   Short-term investments                                                                        6,764              3,448
   Accounts receivable, less allowances of $1,449 and $1,839                                    12,820             10,371
   Brokerage receivables                                                                       188,463              1,945
   Deferred income taxes                                                                          --                  976
   Prepaid expenses and other current assets                                                     5,046              3,929
                                                                                             ---------          -----------
       Total current assets                                                                    227,893             41,675

Property and equipment, less accumulated depreciation of $29,924 and $24,476                    14,763             16,592
Goodwill                                                                                        57,892             55,966
Acquired intangible assets, net                                                                  9,267             10,235
Investments in unconsolidated affiliates                                                          --                3,088
Notes receivable and other amounts due from unconsolidated affiliates                             --                  814
Deferred income taxes                                                                             --               16,424
Other assets, net                                                                               10,419              7,378
                                                                                             ---------          -----------
      Total assets                                                                           $ 320,234          $ 152,172
                                                                                             =========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                          $   9,022          $   6,664
   Accrued expenses                                                                              6,089              4,807
   Brokerage payables                                                                          188,967              1,700
   Current portion of capital lease obligations                                                    247                531
   Current portion of long-term debt and other liabilities                                       2,516              1,894
   Deferred revenue                                                                              2,669              2,732
                                                                                             ---------          -----------
      Total current liabilities                                                                209,510             18,328
Long-term portion of capital lease obligations                                                    --                  135
Long-term debt and other liabilities                                                             1,772              1,137
                                                                                             ---------          -----------
      Total liabilities                                                                        211,282             19,600

Commitments and contingencies (see notes)

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued                     --                 --
   Common stock, $0.001 par value; 60,000,000 shares authorized;                                    34                 33
     33,719,943 and 33,222,475 issued
   Additional paid-in capital                                                                  185,187            182,863
   Accumulated deficit                                                                         (56,855)           (30,770)
   Treasury stock, 1,348,030 and 1,361,300 shares, at cost                                     (19,290)           (19,480)
   Notes receivable issued for common stock                                                        (71)               (74)
   Accumulated other comprehensive loss                                                            (53)              --
                                                                                             ---------          -----------
      Total stockholders' equity                                                               108,952            132,572
                                                                                             ---------          -----------
      Total liabilities and stockholders' equity                                             $ 320,234          $ 152,172
                                                                                             =========          ===========

The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.

                                               NYFIX, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                SEPTEMBER 30,            SEPTEMBER 30,
                                                          ---------------------     ---------------------
                                                             2004        2003         2004         2003
                                                          --------     --------     --------     --------
Revenue:
   Subscription                                           $ 11,039     $  9,115     $ 30,320     $ 25,765
   Capital sale                                              2,547        2,117        6,590        6,800
   Service contract                                          2,447        2,327        7,631        7,094
   Transaction                                               3,457        2,836       10,314        9,715
                                                          --------     --------     --------     --------
      Total revenue                                         19,490       16,395       54,855       49,374
                                                          --------     --------     --------     --------

COST OF REVENUE:
   Subscription                                              5,877        5,448       17,283       14,833
   Capital sale                                                828          791        2,385        2,279
   Service contract                                          1,046          745        2,853        2,087
   Transaction                                               2,721        1,961        7,192        6,260
                                                          --------     --------     --------     --------
      Total cost of revenue                                 10,472        8,945       29,713       25,459
                                                          --------     --------     --------     --------

GROSS PROFIT:
   Subscription                                              5,162        3,667       13,037       10,932
   Capital sale                                              1,719        1,326        4,205        4,521
   Service contract                                          1,401        1,582        4,778        5,007
   Transaction                                                 736          875        3,122        3,455
                                                          --------     --------     --------     --------
      Total gross profit                                     9,018        7,450       25,142       23,915
                                                          --------     --------     --------     --------

OPERATING EXPENSE:
   Selling, general and administrative                      10,067        8,502       28,216       24,626
   Restructuring charge                                       --           --          2,527         --
   Research and development                                    257          381          895          943
   Depreciation and amortization                               540          721        1,709        2,076
                                                          --------     --------     --------     --------
      Total operating expense                               10,864        9,604       33,347       27,645
                                                          --------     --------     --------     --------
   Loss from operations                                     (1,846)      (2,154)      (8,205)      (3,730)

Interest expense                                               (24)         (16)        (282)         (74)
Investment income                                               28          304           91          557
Other expense, net                                            --            (62)         (70)        (649)
                                                          --------     --------     --------     --------
Loss before income tax                                      (1,842)      (1,928)      (8,466)      (3,896)
Income tax provision (benefit)                              20,251         (871)      17,619       (1,858)
                                                          --------     --------     --------     --------
Net loss                                                  $(22,093)    $ (1,057)    $(26,085)    $ (2,038)
                                                          ========     =======-     ========     ========
Basic and diluted loss per common share                   $  (0.68)    $  (0.03)    $  (0.81)    $  (0.06)
                                                          ========     =======-     ========     ========
Basic and diluted weighted average common
  shares outstanding                                        32,338       31,791       32,152       31,367
                                                          ========     =======-     ========     ========

The accompanying  notes to condensed  consolidated  financial  statements are an integral part of these statements.

                                                  NYFIX, INC.
                          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                 (in thousands)
                                                                                                            NINE MONTHS ENDED
                                                                                                              SEPTEMBER 30,
                                                                                                     ------------------------------
                                                                                                        2004                 2003
                                                                                                     ---------            ---------
Cash flows from operating activities:
   Net loss                                                                                          $ (26,085)           $  (2,038)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization                                                                    10,696                9,505
       Restructuring charge                                                                              2,527                 --
       Deferred income taxes                                                                            17,619                 (560)
       Provision for doubtful accounts                                                                     336                  589
       Equity in loss of unconsolidated affiliates                                                          74                  725
       Loss (gain) on sale of investments                                                                   17                 (235)
       Other, net                                                                                          176                 (107)
       Changes in assets and liabilities (net of business
        acquisitions):
        Accounts receivable                                                                             (2,785)              (2,372)
        Prepaid expenses and other assets                                                               (1,402)                 (45)
        Brokerage receivables                                                                         (186,518)                --
        Deferred revenue                                                                                   (63)                 184
        Accounts payable, accrued expenses and other liabilities                                         2,855                 (578)
        Brokerage payables                                                                             187,267                 --
                                                                                                     ---------            ---------
           Net cash provided by operating activities                                                     4,714                5,068
                                                                                                     ---------            ---------
Cash flows from investing activities:
   Purchases of short-term investments                                                                 (10,038)              (4,129)
   Sales of short-term investments                                                                       6,705                9,986
   Capital expenditures for property and equipment                                                      (4,322)              (4,098)
   Capitalization of product enhancement costs                                                          (5,344)              (3,857)
   Cash acquired from acquisitions, net of payments                                                      1,381                   18
   Loans and advances to unconsolidated affiliates, net of repayments                                     (205)              (2,211)
                                                                                                     ---------            ---------
           Net cash used in investing activities                                                       (11,823)              (4,291)
                                                                                                     ---------            ---------
Cash flows from financing activities:
   Proceeds from borrowings                                                                              1,100                 --
   Principal payments under capital lease obligations                                                     (419)                (852)
   Net proceeds from issuance of common stock                                                              275                  434
                                                                                                     ---------            ---------
           Net cash provided by (used in) financing activities                                             956                 (418)
                                                                                                     ---------            ---------
Effect of exchange rate changes on cash                                                                    (53)                --
                                                                                                     ---------            ---------
Net (decrease) increase in cash and cash equivalents                                                    (6,206)                 359
Cash and cash equivalents, beginning of period                                                          21,006               11,213
                                                                                                     ---------            ---------
Cash and cash equivalents, end of period                                                             $  14,800            $  11,572
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

                                   NYFIX, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

     NYFIX,  Inc.  (together with its subsidiaries,  the "Company"),  founded in
1991 through the  acquisition of a New York  corporation,  is  headquartered  in
Stamford,  Connecticut.  In  December  2003,  the  Company  reincorporated  as a
Delaware corporation. The Company is an established provider to the domestic and international  financial  markets of trading  workstations,  middle office trade automation  technologies  and trade  communication  technologies.  The Company's
NYFIX Network connects  broker-dealers,  institutions and exchanges. In addition to its  headquarters in Stamford,  the Company has offices on Wall Street in New
York City, in London's Financial District, in Chicago, and in San Francisco. The
Company  operates three data centers in the  northeastern  United States and has established  additional  data  center hubs in London,  Amsterdam,  Hong Kong and
Tokyo. The Company has two business  segments:  its Technology  Services segment and its Transaction  Services segment.  The Company provides trading technology,
industry  network   connectivity  and  execution   services,   offering  certain
underlying, universally applicable network inter-connectivity products, systems, facilities,  and supporting operations to its segments. The Company's Technology
Services segment is a technology provider, focusing on offering trade-management systems, a centralized industry order-routing network,  order-routing  software, exchange-floor  automation  systems,  exchange and market access  technology and
post-trade   processing  systems.  The  Company's  Technology  Services  segment customers  consist  primarily of United States  securities  brokerage  firms and international  derivatives  brokerage firms. The Company's  Transaction Services segment is primarily comprised of its broker-dealer subsidiaries registered with the National  Association of Securities  Dealers ("NASD"),  which in addition to the technology provided by the Company's  Technology Services segment,  provides an electronic  execution  venue for trading in United States equities and direct market access and execution links. NYFIX Clearing Corporation ("NYFIX Clearing")
was established by the Company to provide clearing brokerage  operations for the
Company's   broker-dealer   operations,   NYFIX   Millennium,   L.L.C.   ("NYFIX
Millennium")  and  NYFIX   Transaction   Services,   Inc.  ("NYFIX   Transaction
Services").  NYFIX Clearing, in addition to its clearing operations, will borrow securities,  as necessary to complete the settlement process, and may borrow and lend securities to earn incremental interest income (see Note 2).

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the
United  States  of  America  for  interim  financial  information  and  with the instructions  to  Form  10-Q  and  Article  10 of the  Securities  and  Exchange
Commission's ("SEC") Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting  principles  generally accepted in the United States of America for complete financial  statements.  The Company believes  that  the  disclosures  contained  herein  are  adequate  to make  the information presented not misleading.  The accompanying  condensed  consolidated financial  statements  include  the  accounts  of the  Company  and  reflect all adjustments, consisting of normal recurring adjustments, considered necessary by management  for a fair  presentation  of the Company's  financial  condition and results of operations.  All significant  intercompany  balances and transactions have been eliminated in consolidation.

     The  operating  results for the three and nine months ended  September  30,
2004 and 2003 are not  necessarily  indicative of the results to be expected for any future  interim  period or any future  year.  These  condensed  consolidated financial statements should be read in conjunction with the audited consolidated financial  statements  and footnotes  thereto in the Company's  Annual Report on
Form 10-K for the year ended December 31, 2003 ("2003 Form 10-K"). The Company's significant  accounting  policies  are the same as those listed in Note 1 to the
2003 Form 10-K.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

     Prior to July 1, 2003, the Company's 18% ownership  interest in Renaissance
Trading  Technologies,  Inc.  ("Renaissance") was accounted for under the equity method since the Company had the ability to exercise significant  influence over the operating and financial policies of Renaissance. Effective July 1, 2003, the
Company  acquired the  remaining 82% of  Renaissance,  which the Company did not already own. As of that date,  the Company  consolidated  Renaissance.  Prior to
March 29, 2004, the Company's 40% ownership  interest in EuroLink Network,  Inc.
("EuroLink")  was accounted  for under the equity  method.  Effective  March 29,
2004, the Company acquired the remaining 60% of EuroLink,  which the Company did not already own. As of that date,  the Company  consolidated  EuroLink (see Note
3).

     On February 1, 2002,  the Company  acquired  an  additional  30%  ownership interest in NYFIX Millennium, resulting in a total ownership interest of 80% and regained control of the NYFIX  Millennium Board of Directors.  Effective on that date, the Company  consolidated  NYFIX  Millennium and recognized  100% of NYFIX
Millennium's   operating   losses.   If  and  when  NYFIX  Millennium   achieves
profitability,  24% of its profits will be  allocated  to the other  partners in accordance with the contractual agreement among the parties.

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

Reclassifications

     Certain  reclassifications  have been made in the prior period's  condensed
consolidated   financial   statements   to  conform  to  the  current   period's
presentation. In connection therewith, amortization expense of intangible assets of $0.6  million  and  $1.6  million  was  reclassified  from  depreciation  and amortization  expense to cost of  revenue  for the three and nine  months  ended
September 30, 2003, respectively.

Stock-based Employee Compensation

     The Company accounts for its stock-based employee  compensation plans under the recognition and measurement  provisions of the Accounting  Principles  Board
Opinion  No.  25,   Accounting   for  Stock  Issued  to  Employees  and  related
interpretations and has elected the disclosure-only  alternative under Statement of Financial  Accounting  Standards ("SFAS") No. 123, Accounting for Stock-Based
Compensation. The Company does not recognize stock-based compensation expense in its reported  results of operations as all stock options granted had an exercise price  equal to the fair  value of the  underlying  common  stock on the date of grant. The following table illustrates the effect on net loss and loss per share if the Company had applied  the fair value  recognition  provisions  of SFAS No.
123, as required by SFAS No. 148,  Accounting  for  Stock-based  Compensation  -
Transition and Disclosure, to stock-based employee compensation:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                        SEPTEMBER 30,
                                                                     ---------------------------------------------------------------
                                                                        2004              2003             2004               2003
                                                                     --------          --------          --------          ---------
                                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net loss, as reported                                                $(22,093)         $ (1,057)         $(26,085)         $ (2,038)
Compensation expense based on the fair
   value method, net of tax                                              (665)           (1,200)           (2,019)           (4,220)
                                                                     --------          --------          --------          ---------
Pro forma net loss                                                   $(22,758)         $ (2,257)         $(28,104)         $ (6,258)
                                                                     ========          ========          ========          =========

Basic and diluted loss per common share:
   As reported                                                       $  (0.68)         $  (0.03)         $  (0.81)         $  (0.06)
                                                                     ========          ========          ========          =========
   Pro forma                                                         $  (0.70)         $  (0.07)         $  (0.87)         $  (0.20)
                                                                     ========          ========          ========          =========

2.   BROKER-DEALER OPERATIONS

Broker-dealer Net Capital Requirements

     The SEC, the NASD and the Financial Services Authority ("FSA"),  as well as other regulatory agencies and securities exchanges within and outside the United
States,  have stringent rules with respect to the maintenance of specific levels of net capital by regulated  broker-dealers.  These rules include the NASD's and the FSA's net capital rules, to which the Company's  broker-dealer  subsidiaries are subject.  The failure by one of these  subsidiaries to maintain its required net capital may lead to suspension or revocation of its  registration by the SEC and its  suspension or expulsion by the NASD, the FSA and other United States or international  regulatory  bodies, and ultimately could require its liquidation.
In addition,  a change in the net capital rules,  the imposition of new rules or any  unusually  large  charge  against the net  capital of one of the  Company's
broker-dealer   subsidiaries   could   limit   that   subsidiary's   operations,
particularly those that are capital intensive. A large charge to the net capital of one of these  subsidiaries  could  result from an error or other  operational failure  or a  failure  of a  customer  to  complete  one or more  transactions,
including  as  a  result  of  that   customer's   insolvency   or  other  credit
difficulties, and the Company cannot assure that it would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge.
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

     NYFIX  Clearing,  NYFIX  Transaction  Services,  and NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD.  During the year ended  December 31, 2003, the Company funded $10.8 million  to NYFIX  Clearing  to enable it to  maintain  its  minimum  excess net capital  requirement  of $10.0  million as a  condition  of its  approval by the
Depository Trust and Clearing Corporation  ("DTCC").  NYFIX International,  Ltd.
("NYFIX  International"),  as a  broker  dealer  registered  with the FSA in the
United  Kingdom,  is also  subject to minimum  net capital  requirements.  These broker-dealers have consistently operated in excess of their minimum and minimum excess net capital  requirements.  During the three months ended  September  30,
2004, the Company funded $1.3 million to NYFIX  International  as a condition of
NYFIX  International's  approval  by the  FSA.  During  the  nine  months  ended
September 30, 2004, the Company provided an aggregate additional capital of $1.3 million in the form of capital  contributions  and subordinated  loans to enable
its  United   States-based   broker-dealer   subsidiaries  to  individually  and

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

collectively exceed their net capital  requirements.  At September 30, 2004, the
Company's broker-dealer subsidiaries had aggregate net capital of $12.8 million, which exceeded the aggregate  minimum net capital required by $2.4 million.  The
Company's  broker-dealer  subsidiaries may require the Company to fund or commit more of its consolidated cash,  cash-equivalents  and short-term  investments in the future to maintain their  individual  minimum and minimum excess net capital requirements.  If any or all of these  broker-dealer  subsidiaries  were to fall below their minimum or minimum excess net capital requirements, their operations may be restricted.

Brokerage Receivables and Payables

     In  connection  with its  brokerage  clearing  operations,  NYFIX  Clearing borrows securities either to complete transactions for which the securities have not been received by the required  settlement  date, or lends securities as part of its strategy in which the same underlying  securities are borrowed and loaned for the same period of time,  reducing  exposure to market  risk.  The amount of collateral  required to be deposited for  securities  borrowed,  or received for securities  loaned,  is an amount generally in excess of the market value of the applicable  securities borrowed or loaned. The Company monitors the market value of the securities  borrowed and loaned,  with additional  collateral obtained or excess collateral returned, when deemed appropriate.

     NYFIX Clearing earns interest  revenue from the cash collateral it provides to the lender of securities  and pays interest on the cash  collateral  received from the  borrower of the  securities.  Net revenue  related to these stock loan transactions,  which commenced in December 2003, was $25,000 and $47,000 for the three and nine months ended September 30, 2004, respectively, and is included in
"transaction revenue" in the accompanying  condensed  consolidated  statement of operations.

     Securities  borrowed and loaned are  recorded  based on the amounts of cash collateral  advanced or received.  In the  accompanying  condensed  consolidated balance sheets, securities borrowed is reflected in "brokerage receivables," and securities loaned is reflected in "brokerage payables."

     Brokerage receivables consisted of the following:

                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                            2004                      2003
                                                                       -------------               ------------
                                                                                    (IN THOUSANDS)
Stock receivable (matched and reserved)                                   $188,401                  $  1,466
Other                                                                           62                       479
                                                                       -------------               ------------
          Total brokerage receivables                                     $188,463                  $  1,945
                                                                       =============               ============

     Brokerage payables consisted of the following:

                                                                       SEPTEMBER 30,               DECEMBER 31,
                                                                            2004                      2003
                                                                       -------------               ------------
                                                                                    (IN THOUSANDS)
Stock payable                                                             $188,953                  $  1,385
Other                                                                           14                       315
                                                                       -------------               ------------
        Total brokerage payables                                          $188,967                  $  1,700
                                                                       =============               ============

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

3.   ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

ACQUISITIONS

EuroLink

     On March 6, 2002,  the  Company  acquired  a  convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million  in cash.  EuroLink  offers  the  European  securities  industry  direct electronic  access to the United  States  equity  markets from Europe.  EuroLink offers the Company's  equity products and services to the European  marketplace, primarily  on  a  transaction  fee  basis.  The  preferred  stock  automatically converted into a 40% common stock  interest on March 6, 2004.  Since its initial investment  and through  March 29, 2004,  the Company had recorded its equity in the losses of EuroLink aggregating $1.0 million,  including $0.1 million for the three  months  ended  March 31,  2004.  During the three and nine  months  ended
September 30, 2003, the Company recorded its equity in the losses of EuroLink of
$0.1 million and $0.3 million, respectively. Such losses were included in "other
expense,  net"  in  the  accompanying  condensed   consolidated   statements  of
operations. In addition, the Company had notes receivable from EuroLink at March
29, 2004 and  December  31, 2003 of $0.6  million,  bearing an interest  rate of
6.0%.  The  Company  also  advanced to EuroLink  $0.2  million  during the first quarter of 2004 and $0.2 million during the year ended December 31, 2003 to fund certain  operating  costs.  Such notes and  advances  were  reflected  as "notes receivable  and  other  amounts  due  from  unconsolidated  affiliates"  in  the accompanying condensed consolidated balance sheet at December 31, 2003.

     Effective  March 29,  2004,  the  Company  acquired  the  remaining  60% of
EuroLink  that it did not already own for $24,000 in cash and  promissory  notes issued and  payable in the  Company's  common  stock or cash,  at the  Company's option,  having a fair value of $0.5 million. The fair value of the notes, which mature on April 28, 2005, was included in "current portion of long-term debt and other liabilities" in the accompanying  condensed  consolidated balance sheet at
September 30, 2004. In connection with the acquisition,  the Company contributed to EuroLink's  capital  certain  obligations  that EuroLink owed to the Company, including the  aforementioned  notes  receivable and advances,  aggregating $1.0 million. The Company's key consideration for the acquisition of EuroLink was the
expected   synergy  to  be  achieved  by   consolidating   EuroLink  with  NYFIX
International,  the Company's newly formed London-based subsidiary through which it plans to capture  electronic  order  flow to and from the  United  States and within Europe.

     The total purchase price for 100% of EuroLink,  consisting of the Company's pre-acquisition  equity  investment basis of $3.0 million,  the notes receivable and  advances  of  $1.0  million,  the  promissory  notes  of $0.5  million  and acquisition-related  expenses of $0.1 million,  was $4.6 million.  The excess of the  purchase  price  over the fair value of the net  assets  acquired  was $3.2 million and has been  recorded as goodwill.  Preliminary  allocations  have been made to the tangible  and  intangible  assets.  While it is  anticipated  that a substantial  portion of the purchase  price will be classified as goodwill,  the
Company has not  completed  its final  allocation  of the purchase  price to the tangible and intangible  assets of EuroLink.  Asset valuations will be performed by an independent third-party,  and are expected to be completed by December 31,
2004.

Renaissance

     On October 2, 2002, the Company  acquired an 18% interest in the membership units of Renaissance.  Renaissance was formed to  commercialize a Nasdaq trading

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

     In October 2002, the Company loaned $1.5 million to Renaissance in exchange for a convertible  secured  promissory  note.  The note bore an interest rate of
5.5%,  was due in October 2007, or was  convertible  into  6,400,000  membership units (or 32% of the total outstanding membership units, subject to dilution) of
Renaissance,  at the Company's  option.  In February 2003, the Company loaned an additional  $1.0 million to  Renaissance  in exchange  for a secured  promissory note.  The note bore an interest  rate of 5.5% and was due in February  2008. In addition,  the Company  funded to  Renaissance  $2.2  million,  in the aggregate through June 30, 2003 to fund certain  operating costs and capital  expenditures of  Renaissance.  The Company sublet  approximately  8,000 square feet of office space to Renaissance  at an annual cost of $0.2 million.  Prior to July 1, 2003, the  Company's  investment  in  Renaissance  was  accounted for under the equity method.  During the six months  ended June 30,  2003,  the Company  recorded its equity in the losses of  Renaissance  of $0.4  million,  which was  included  in expense, net" in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2003.

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

     The  Company  financed  the  July  2003  Renaissance   acquisition  by  (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable,  at the Company's option, in its common stock or cash to certain unitholders of Renaissance, maturing in December
2004, having a fair value of $1.3 million;  (c) promissory notes payable, at the
Company's  option,  in its  common  stock  or cash  to  certain  unitholders  of
Renaissance  with annual maturity dates ranging between July 2004 and July 2007, having a fair  value of $1.3  million;  and (d) 59,653  shares of the  Company's common stock with selling  restrictions  to certain  unitholders of Renaissance, having a fair value of $0.3 million.  On July 2, 2004, the Company issued 51,828 shares of its common stock as the first  principal  payment under the promissory notes, valued at $0.2 million. On April 7, 2004, pursuant to notice from certain payees after default on the promissory  notes, the Company issued 375,346 shares of its common stock as payment in full for $2.0  million in principal  amount of such notes. On September 23, 2004, the Company  entered into amended  promissory notes and settlement  agreements  with certain  unitholders of Renaissance  (the
"Amended  Notes").  Pursuant to the Amended  Notes,  on  September  27, 2004 and
October 27, 2004,  the Company  issued an  additional  13,270  shares and 20,800 shares of its common stock to such unitholders from its treasury stock.

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

     The  total  purchase  price  for  100% of  Renaissance,  consisting  of the
Company's  pre-acquisition  equity  investment basis of $1.3 million,  was $11.8 million.  The excess of the purchase price over the fair value of the net assets acquired was $8.2 million and has been recorded as goodwill.

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

     Goodwill and acquired  intangible  assets primarily relate to the Company's
2004  acquisition  of  EuroLink,  2003  acquisition  of  Renaissance,  and  2002 acquisitions of an additional 30% ownership interest in NYFIX Millennium and the acquisition  of  Javelin  Technologies,  Inc.  ("Javelin").  In the  absence  of circumstances requiring impairment testing on a quarterly or other more frequent basis,  the Company has set October 1 as its annual  testing  date for  goodwill impairment. Effective October 1, 2003, the Company performed its annual test for impairment using the discounted cash flow valuation  method.  Since there was an indication  of  impairment  to the value of  goodwill as a result of the Company establishing  a valuation  allowance  on its  deferred  tax assets (see Note 6 -
Income Taxes),  the Company undertook an internal goodwill  impairment review as of  September  30, 2004.  Based upon the results of this  internal  review,  the
Company does not believe its goodwill was impaired as of September 30, 2004. The
Company  expects to complete  its annual test for  impairment  during the fourth quarter of 2004.

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

     The  changes in the  carrying  amount of  goodwill  by segment for the nine months ended September 30, 2004, were as follows:

                                                         TECHNOLOGY         TRANSACTION
                                                          SERVICES             SERVICES             TOTAL
                                                         ---------            ---------           ---------
                                                                           (IN THOUSANDS)
Balance as of January 1, 2004                            $ 50,164             $  5,802            $ 55,966
Goodwill acquired or (adjusted) during the
   period
     EuroLink (preliminary estimate)                         --                  3,176               3,176
     Javelin                                               (1,250)                --                (1,250)
                                                         ---------            ---------           ---------
Balance as of September 30, 2004                         $ 48,914             $  8,978            $ 57,892
                                                         =========            =========           =========

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

     Acquired intangible assets consisted of the following:

                                                      SEPTEMBER 30,           DECEMBER 31,         USEFUL LIVES
                                                          2004                   2003                 (YEARS)
                                                      ------------            ------------         ------------
                                                                 (IN THOUSANDS)

Existing technology                                      $10,600                $10,600                5 - 7
Customer related intangibles                               3,700                  2,700                  5
Trademarks and other                                         800                    800                6 - 14
                                                      ------------            ------------
Total intangible assets, gross                            15,100                 14,100
Less: Accumulated amortization                             5,833                  3,865
                                                      ------------            ------------
Total intangible assets, net                             $ 9,267                $10,235
                                                      ============            ============

     The Company completed the asset valuations for the Renaissance  acquisition during the fourth  quarter of 2003 and expects to complete the asset  valuations for EuroLink during the fourth quarter of 2004. Amortization expense of acquired intangible  assets  was $0.7  million  and $2.0  million  for the three and nine months ended September 30, 2004, and $0.6 million and $1.6 million for the three and nine months  ended  September  30, 2003,  respectively,  and was included in
"cost of  revenue"  in the  accompanying  condensed  consolidated  statement  of operations.

     Based on identified  intangible  assets recorded at September 30, 2004, the future amortization expense is expected to be as follows:

                                                              AMOUNT
                                                              ------
                                                          (IN THOUSANDS)
Remainder of 2004                                              $ 672
2005                                                           2,691
2006                                                           2,691
2007                                                           1,566
2008                                                             726
Thereafter                                                       921
                                                             -------
Future amortization expense                                  $ 9,267
                                                             =======
4.   RESTRUCTURING CHARGE

     Effective  February 1, 2004, the Company entered into an agreement to lease additional space at its New York City offices at 100 Wall Street.  In connection with this  agreement,  the Company ceased use, in the second quarter of 2004, of one of its  other  offices  on  Wall  Street  and  commenced  consolidating  its operations into the new space and eliminated 14 staff  positions.  In accordance with SFAS No.  146,  Accounting  for Exit or  Disposal  Activities,  the Company
recorded a charge to  operations  of $2.5 million in the three months ended June
30, 2004.  This charge  included the fair value of the remaining  rent payments, net of estimated sub-lease income,  severance and write-offs of fixed assets and leasehold improvements.

     The Company has included the restructuring charge liabilities with "current portion of long-term debt and other  liabilities"  and "long-term debt and other liabilities"  in  the  accompanying  condensed  consolidated  balance  sheet  at
September 30, 2004, and has classified the expense as "restructuring  charge" in the  accompanying  condensed  consolidated  statement of operations for the nine months ended  September 30, 2004. The  restructuring  charge  established by the
Company, and activities related thereto, are summarized as follows:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                             BALANCE AT                                             NON-CASH      BALANCE AT
                                             JANUARY 1,                               CASH          USES AND     SEPTEMBER 30,
                                                2004                 CHARGES          USES           OTHER           2004
                                             -------------           --------       -------        ---------     -------------
                                                                                 (in thousands)
Lease costs, net of
   sublease income                           $          --           $2,097         $ (309)         $   13          $1,801
Fixed asset dispositions                                --              319           --              (319)           --
Severance                                               --              111            (96)           --                15
                                             -------------           --------       -------        ---------     -------------
                     Total                   $          --           $2,527         $ (405)         $ (306)          1,816
                                             =============           ========       =======        =========
                                       Less: current portion                                                           549
                                                                                                                 -------------
                                       Long-term portion                                                            $1,267
                                                                                                                 =============

5.   DEBT OBLIGATIONS

     The  Company  borrowed  $1.1  million  in  August  2004  from  a  financial
institution   with  which  it  has  an   investment   portfolio.   The  loan  is
collateralized  by the  investment  portfolio,  which  principally  consists  of auction rate  certificates.  The loan is payable at any time,  at the  Company's discretion,  and  accrues  interest  at a rate of LIBOR plus 1.5%.  The  average interest rate for the period was 3.21%.  The Company has  classified the loan as
"current  portion of long-term debt and other  liabilities" in the  accompanying condensed  consolidated  balance  sheet at September  30, 2004, as it intends to repay it within twelve months.

6.   INCOME TAXES

     The Company  established a deferred tax asset valuation  allowance of $21.0 million at September 30, 2004, in accordance  with SFAS No. 109,  Accounting for
Income Taxes ("SFAS No. 109").  Where there are cumulative  operating  losses in recent years, SFAS No. 109 requires, except in very limited circumstances,  that a valuation allowance be established.  The Company had operating income in 2001, but did not in 2002 and 2003. The Company previously estimated that its deferred tax assets,  consisting  primarily of tax credit carryforwards and net operating loss  carryforwards,  would be realized and no valuation allowance was required, based on revenue and operating expense assumptions.  During the third quarter of
2004, the Company's  general and  administrative  expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002  ("Sarbanes-Oxley") and legal expenses  increased more than  forecasted and the Company expects these costs to remain at this higher  level in the near term.  These cost  increases,  together with revenues from its Transaction Services segment being impacted by much lower than expected  volumes in the equity markets,  particularly  during the month of
September,  were the primary  reasons the Company did not achieve  profitability for the quarter and thus  reduced its forecast  for the  near-term.  The Company expects to return to  profitability,  but until it can  achieve  and  sustain an appropriate  level  of  profitability,  it  plans  to  record  a full  valuation allowance on its deferred tax assets.  The Company  recorded a tax  provision of
$20.3  million and $17.6  million for the three and nine months ended  September
30,  2004,  respectively,  compared  to tax  benefits  of $0.9  million and $1.9 million for the three and nine months ended September 30, 2003.

     The Company's effective tax rate was 1,099% and 208% for the three and nine months ended September 30, 2004, respectively, and 45% and 48% for the three and nine months ended September 30, 2003, respectively.  The Company's effective tax rate for the three and nine months ended  September  30, 2004 is higher than the
Federal statutory rate primarily due to the establishment of the  aforementioned deferred tax asset valuation allowance. The Company's effective tax rate for the three and nine  months  ended  September  30,  2003 is higher  than the  Federal statutory rate  primarily due to the effects of recognition of certain  research and development tax credits and state income taxes.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

7.   PER SHARE INFORMATION

     The Company's  basic loss per common share ("EPS") was calculated  based on the net loss available to common stockholders and the weighted-average number of shares  outstanding  during the reporting period.  Diluted EPS normally includes additional  dilution  from  common  stock  equivalents,  such as stock  issuable
pursuant  to  the  exercise  of  outstanding   stock   options.   Stock  options
representing  857,287  and 978,408  shares for the three and nine  months  ended
September 30, 2004,  respectively,  and  1,208,916 and 1,038,184  shares for the three and nine months ended September 30, 2003, respectively, were excluded from the loss per share calculations since the amounts would be anti-dilutive.

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                       --------------------------          ---------------------------
                                                          2004              2003              2004             2003
                                                       --------           -------          --------           --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net loss                                               $(22,093)         $ (1,057)         $(26,085)         $ (2,038)
                                                       ========           =======          ========           ========
Loss per common share - basic and diluted              $  (0.68)         $  (0.03)         $  (0.81)         $  (0.06)
                                                       ========           =======          ========           ========
Weighted average shares outstanding                      32,338            31,791            32,152            31,367
                                                       ========           =======          ========           ========

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

     The  Company's  Transaction  Services  segment is  comprised  of six of its subsidiaries.  Three are NASD registered  broker-dealers;  one is an introducing broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the National Futures Association;  one was incorporated in the United Kingdom on March 29, 2004 and on  September  29,  2004  received  its FSA  broker-dealer license  in  anticipation  of the  Company's  expansion  into  Europe  and other international  markets; and EuroLink,  of which we acquired the remaining 60% we did not already own effective March 29, 2004 and which represented the Company's initial transaction efforts in the European markets. Currently, the customers of the NASD registered broker-dealers consist primarily of United States securities brokerage firms and United States buy-side institutions, including banks, mutual funds and other professional money managers.  The Company's Transaction Services segment primarily  generates revenue from the application of commissions charged on executed trades.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

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

     Summarized financial information by business segment was as follows:

                                                 THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                     SEPTEMBER 30,                             SEPTEMBER 30,
                                            -----------------------------             ------------------------------
                                              2004                 2003                 2004                  2003
                                            --------             --------             --------             ---------
Revenue:                                                                (IN THOUSANDS)
   Technology Services                      $ 15,941             $ 13,695             $ 44,717             $ 40,378
   Transaction Services                        4,194                3,313               12,217               10,827
   Eliminations                                 (645)                (613)              (2,079)              (1,831)
                                            --------             --------             --------             ---------
      Total revenue                         $ 19,490             $ 16,395             $ 54,855             $ 49,374
                                            ========             ========             ========             =========

Gross Profit:
   Technology Services                      $  8,159             $  6,660             $ 22,103             $ 21,273
   Transaction Services                          859                  790                3,039                2,642
                                            --------             --------             --------             ---------
      Total gross profit                    $  9,018             $  7,450             $ 25,142             $ 23,915
                                            ========             ========             ========             =========

     Reconciling  information  between  business  segments  and the loss  before income tax benefit was as follows:

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                        ----------------------------         ------------------------------
                                                           2004               2003              2004               2003
                                                        ---------          ---------          ---------          ---------
                                                                                 (IN THOUSANDS)

Gross profit for reportable segments                    $  9,018           $  7,450           $ 25,142           $ 23,915
Operating expenses                                       (10,864)            (9,604)           (33,347)           (27,645)
Interest expense                                             (24)               (16)              (282)               (74)
Investment income                                             28                304                 91                557
Other expense, net                                          --                  (62)               (70)              (649)
                                                        ---------          ---------          ---------          ---------
       Loss before income tax                           $ (1,842)          $ (1,928)          $ (8,466)          $ (3,896)
                                                        =========          =========          =========          =========

9.   COMPREHENSIVE LOSS

     The components of comprehensive loss, net of tax, were as follows:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                                             THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                SEPTEMBER 30,                         SEPTEMBER 30,
                                                        ----------------------------         ------------------------------
                                                           2004               2003              2004               2003
                                                        ---------          ---------          ---------          ---------
                                                                                   (IN THOUSANDS)

Net loss                                                $(22,093)          $ (1,057)          $(26,085)          $ (2,038)
Foreign currency translation adjustment                      (53)              --                  (53)              --
Changes in net unrealized gain on                           --                 (207)              --                 (103)
   available-for-sale securities
                                                        ---------          ---------          ---------          ---------
       Total comprehensive loss                         $(22,146)          $ (1,264)          $(26,138)          $ (2,141)
                                                        =========          =========          =========          =========
10.  COMMITMENTS AND CONTINGENCIES

Litigation

     On May 13, 2004,  an action  entitled  FULLER & THALER ASSET  MANAGEMENT V.
NYFIX,  INC.,  ET AL.  was filed in the  United  States  District  Court for the
District of Connecticut.  The complaint named the Company, its Chairman and CEO, its former CFO, its current CFO and certain of its directors as defendants.  The complaint was filed as a purported class action claim on behalf of all buyers of the  Company's  stock  between  March 30,  2000 and March 30,  2004 and seeks an unspecified  amount of damages.  The  complaint  alleged  violations of Sections
10(b) and 20(a) of the Securities  Exchange Act of 1934 ("Exchange Act"),  based on the  issuance  of a  series  of  allegedly  false  and  misleading  financial statements  and press  releases  concerning,  among other things,  the Company's investment in NYFIX  Millennium.  On July 20, 2004,  the court  appointed  three different  plaintiffs  to be the lead  plaintiffs,  as  Fuller  &  Thaler  Asset
Management withdrew as the named plaintiff. The action became styled JOHNSON, ET
AL. V. NYFIX,  INC., ET AL. On August 19, 2004, the newly named plaintiffs filed a first  amended  class  action  complaint,  which  added,  among other  things, allegations  of violations of Sections 11 and 15 of the  Securities Act of 1933,
as amended.  The new allegations are based fundamentally on the same allegations as the plaintiffs asserted in the original complaint.  The defendants have filed a motion to dismiss the amended  complaint with prejudice.  The Company believes that this amended  complaint,  like the original  complaint,  is without  merit.
Although it is not possible to forecast the outcome of this matter at this time, the Company intends to vigorously defend the lawsuit.

SEC Matters

     In  connection  with the  Company's  restatement  of its 1999  through 2002 consolidated  financial  statements in May 2004,  the Division of Enforcement of the SEC  informed  the  Company  by  letter  dated  July 14,  2004,  that it was conducting an informal  inquiry.  By letter dated October 28, 2004, the Division of  Enforcement  of the SEC informed the Company that it was conducting a second informal  inquiry,  which appears from the SEC's request for documents to relate to the  Company's  granting  of  stock  options  to its  senior  management  and directors. The Company is cooperating with the SEC with respect to both matters.
The Company is unable to predict the outcome of either matter at this time.

11.  CASH FLOW SUPPLEMENTAL INFORMATION

     Information  about the cash flow  activities  related to the 2004  EuroLink acquisition and Javelin goodwill adjustment and the 2003 Renaissance acquisition was as follows:

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                         ------------------------------
                                                                                           2004                  2003
                                                                                         -------               --------
                                                                                                 (IN THOUSANDS)

Fair value of assets acquired, including cash of $155 and $28                           $ (4,566)             $(12,649)
Fair value of liabilities assumed                                                            207                 1,016
Promissory note converted to equity                                                         --                   1,560
Fair value of capital contributed                                                          1,026                 3,181
Fair value of notes issued                                                                   450                 2,703
Common stock issued                                                                         --                   2,997
Treasury stock acquired                                                                     --                    (380)
Pre-acquisition investment basis                                                           3,014                 1,590
Javelin working capital adjustment settlement                                              1,250                  --
                                                                                         -------               --------
      Cash acquired from acquisitions                                                   $  1,381              $     18
                                                                                         =======               ========

     The preceding fair values of net assets and liabilities for the nine months ended  September  30, 2003 and 2004 were based on the  preliminary  values.  The final  allocation  of assets  acquired  in 2004 may differ  from the fair values presented.

     Information about other cash flow activities was as follows:

                                                                                    NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                     -------------
                                                                             2004                 2003
                                                                           -------                ------
Supplemental disclosures of cash flow information:                                   (IN THOUSANDS)
   Cash paid for interest                                                  $    91               $    74
   Cash paid (refunds received) for income taxes, net                           48                (1,084)
Supplemental schedule of noncash investing and
 financing information:
   Common stock issued for promissory note payments                          2,237                  --
   Treasury stock issued for promissory note payments                          190                  --
   Unrealized gain on available-for-sale securities                           --                     103

12.  RELATED PARTY TRANSACTIONS

     At December 31, 2003,  the Company had a note  receivable of $70,000,  plus accrued interest,  from a former officer of the Company,  in connection with his exercise of options for the Company's common stock, with an annual interest rate of 5.5%,  and a maturity date of May 13, 2004.  Such note was included in "notes receivable issued for common stock" within  stockholders' equity at December 31,
2003 on the accompanying  condensed  consolidated balance sheet. In addition, at
December 31, 2003, the Company had a note  receivable of $300,000,  plus accrued interest from the same former officer, with an annual interest rate of 5.5%, and a maturity date of July 2, 2004. Such note was included in "prepaid  expense and other  current  assets"  at  December  31,  2003 on the  accompanying  condensed consolidated balance sheet.

                                   NYFIX, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
                                   (Unaudited)

     On July 27, 2004,  the Company  received  notes from the former officer for
$70,000 and  $300,000 to replace the notes that matured on May 13, 2004 and July
2, 2004,  respectively.  Both new notes mature on July 27, 2006, accrue interest annually  at  4.0%,  may  be  prepaid  at  any  time  without  penalty  and  are collateralized  by assets in a brokerage  account of the former  officer,  which primarily  consist of shares of the Company's stock. Such notes were included in
"notes  receivable  issued for common  stock"  within  stockholders'  equity and
"other  assets,"  respectively,  at  September  30,  2004  on  the  accompanying condensed  consolidated  balance sheet. A director of the Company, in a separate transaction, made an unsecured loan to the former officer. The proceeds from the loan were used to exercise stock options to purchase the Company's common stock, which is included in the collateral,  and to pay accrued interest of $23,000 due on the original notes.

13.  NASDAQ DELISTING PROCEEDING

     On April 1, 2004 and May 19, 2004,  Nasdaq notified the Company that it was not in compliance with Nasdaq's listing requirements because the Company had not timely  filed its 2003 Form 10-K and its  Quarterly  Report on Form 10-Q  ("Form
10-Q") for the quarter  ended March 31,  2004.  On April 29,  2004,  the Company requested from the Nasdaq Listing  Qualifications  Panel (the "Panel"),  and was
granted, an extension to May 31, 2004 to meet Nasdaq's listing requirements.  On
May 28,  2004,  the  Company  filed its 2003 Form 10-K and its Form 10-Q for the quarter  ended March 31,  2004 and  requested  that  Nasdaq  dismiss the pending delisting  action  against it. On June 8, 2004,  Nasdaq advised the Company that the Panel had closed its hearing file regarding the delisting of the Company and had determined  that monitoring of the Company by the Panel over the longer term was not necessary.

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

     We are an established provider to the domestic and international  financial markets of trading workstations, middle-office trade automation technologies and trade  communication  technologies.  Our NYFIX Network is one of the  industry's largest  networks,  connecting  broker-dealers,  institutions and exchanges.  In addition to our headquarters in Stamford,  we have offices on Wall Street in New
York City, in London's Financial District, in Chicago, and in San Francisco.  We
operate  three  data  centers  in  the  northeastern   United  States  and  have
established  additional  data  center hubs in London,  Amsterdam,  Hong Kong and
Tokyo.

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

     Our Transaction  Services segment is comprised of six of our  subsidiaries:
NYFIX Millennium, NYFIX Transaction Services, and NYFIX Clearing, which are NASD
registered   broker-dealers;   NYFIX   Partners,   which   is  our   introducing
broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the National Futures Association; NYFIX International,  which we incorporated in the United Kingdom on March 29, 2004 and which received its FSA broker-dealer license on September 29, 2004, in  anticipation  of our expansion  into European and  other  international  markets;  and  EuroLink,  of  which we  acquired  the remaining  60% we did not  already  own  effective  March  29,  2004  and  which represented  our initial  transaction  efforts in the  European  markets.  NYFIX
Millennium provides a modernized electronic execution venue under Regulation ATS

                                   NYFIX, INC.

for  trading  in United  States  stocks.  NYFIX  Transaction  Services  provides technology  and direct market  access and execution  links.  NYFIX  Clearing,  a member  of the  DTCC,  settles  and  clears  transactions  on  behalf  of  NYFIX
Millennium  and  NYFIX  Transaction  Services.  While  NYFIX  Partners  has  not
initiated any active business,  we are discussing  opportunities with sponsoring broker-dealers  and potential  customers for the derivatives  markets to augment
our  future  business  plans.  Our  Transaction   Services   segment   generates
subscription and transaction revenue.

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

                                   NYFIX, INC.

                                                                         Three Months Ended                   Nine Months Ended
                                                                            September 30,                      September 30,
                                                                    --------------------------          ---------------------------
                                                                       2004              2003             2004               2003
                                                                    ---------         --------          --------          ---------
                                                                                           ($ in thousands)
Segment revenue:

   Technology Services                                              $ 15,941          $ 13,696          $ 44,717          $ 40,379
   Transaction Services                                                4,194             3,312            12,217            10,826
   Eliminations                                                         (645)             (613)           (2,079)           (1,831)
                                                                    ---------         --------          --------          ---------
      Total revenue                                                 $ 19,490          $ 16,395          $ 54,855          $ 49,374
                                                                    =========         ========          ========          =========

Segment revenue, as a percentage of total
  revenue:

   Technology Services                                                  82%              84%              82%              82%
   Transaction Services                                                 21%              20%              22%              22%
   Eliminations                                                         (3)%              (4)%              (4)%              (4)%
                                                                    ---------         --------          --------          ---------
      Total                                                            100%             100%             100%             100%
                                                                    =========         ========          ========          =========

Segment gross profit:
   Technology Services                                              $  8,159          $  6,660          $ 22,103          $ 21,273
   Transaction Services                                                  859               790             3,039             2,642
                                                                    ---------         --------          --------          ---------
      Total gross profit                                            $  9,018          $  7,450          $ 25,142          $ 23,915
                                                                    =========         ========          ========          =========

Segment gross profit, as a percentage of
  revenue:
   Technology Services                                                  51%              49%              49%              53%
   Transaction Services                                                 20%              24%              25%              24%
      Total                                                             46%              45%              46%              48%

     The following  table shows our revenue,  cost of revenue,  gross profit and operating expense expressed as percentages of revenue for the periods indicated:

                                   NYFIX, INC.

                                                                Three Months Ended                  Nine Months Ended
                                                                  September 30,                      September 30,
                                                              ---------------------             ----------------------
                                                              2004             2003             2004              2003
                                                              ----             ----             ----              ----
Revenue:
   Subscription                                                57%              56%              55%              52%
   Capital sale                                                13%              13%              12%              14%
   Service contract                                            12%              14%              14%              14%
   Transaction                                                 18%              17%              19%              20%
                                                              ----             ----             ----              ----
      Total revenue                                           100%             100%             100%             100%
                                                              ----             ----             ----              ----

Cost of Revenue:
   Subscription                                                53%              60%              57%              58%
   Capital sale                                                33%              37%              36%              34%
   Service contract                                            43%              32%              37%              29%
   Transaction                                                 79%              69%              70%              64%
      Total cost of revenue                                    54%              55%              54%              52%

Gross Profit:
   Subscription                                                47%              40%              43%              42%
   Capital sale                                                67%              63%              64%              66%
   Service contract                                            57%              68%              63%              71%
   Transaction                                                 21%              31%              30%              36%
      Total gross profit                                       46%              45%              46%              48%

Operating Expense:
   Selling, general and administrative                         52%              52%              51%              50%
   Restructuring charge                                         0%               0%               5%               0%
   Research and development                                     1%               2%               2%               2%
   Depreciation and amortization                                3%               4%               3%               4%
                                                              ----             ----             ----              ----
      Total operating expense                                  56%              58%              61%              56%
                                                              ----             ----             ----              ----

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

     Capital sale revenue,  which is comprised of software and capital equipment sales and project management fees, is generated  primarily by sales to customers in the futures,  options and currencies trading market or to those customers who typically acquire licenses in perpetuity, and is recognized upon shipment of the product and  acceptance by the  customer.  Capital sale revenue is recognized in accordance with SOP 97-2,  described above. As we have no history of significant sales  returns or  allowances,  we do not record a reserve for sales returns and allowances.

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

     Transaction revenue primarily consists of per-share  commissions charged to customers who send and receive a match and  execution in our ATS order  matching system,  customers  to  whom  we  provide  execution  and  smart  order  routing technology  and gateways to access  markets in: (1) their own name,  (2) a third party "give up" name, or (3) our name. Transaction revenue is generally invoiced monthly in arrears or is extracted  from the clearing  process within three days of the trade date and  recognized  in the  period in which it is  earned.  Also, included in transaction  revenue is the net revenue from our stock loan business where we lend  securities  as part of our  strategy  in which both a  securities borrowed  and a  securities  loaned  agreement  are  transacted  with  the  same underlying  securities for the same period of time. Certain  transaction revenue contracts,  which include multiple  deliverables,  or other types of our revenue are accounted for in accordance with EITF 00-21,  described above. Some of these contracts  have  minimum  volume  commitments  or  are  invoiced  at  a  minimum transaction-based  fee.  The  arrangement  consideration  is  allocated  to each element based on the relative  fair values of each element.  We account for each

                                   NYFIX, INC.

element of an arrangement with multiple deliverables separately.Vendor specific objective  evidence  for fair  value of  services  is  primarily  determined  by reference to renewal pricing.

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

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Revenue

     The following table presents an overview of our revenue:

                                   NYFIX, INC.

                                                            -----------------------------------------------
                                                                   2004                      2003
                                                                 $          %             $           %
                                                            --------     -------       --------     -------
                                                                            ($ in thousands)
Technology Services:
  Subscription                                              $ 10,947       69%       $  9,251       68%
  Capital sale                                                 2,547       16%          2,117       15%
  Service contract                                             2,447       15%          2,327       17%
                                                            --------                   --------
    Sub-total                                                 15,941       82%         13,695       84%
                                                            --------                   --------
Transaction Services:
  Subscription                                                   737       18%            477       14%
  Transaction                                                  3,457       82%          2,836       86%
                                                            --------                   --------
    Sub-total                                                  4,194       22%          3,313       20%
                                                            --------                   --------
Eliminations:
  Subscription                                                  (645)      n/a            (613)      n/a
                                                            --------                   --------
    Sub-total                                                   (645)      n/a            (613)      n/a
                                                            --------                   --------
Total revenue
  Subscription                                                11,039       57%          9,115       56%
  Capital sale                                                 2,547       13%          2,117       13%
  Service contract                                             2,447       12%          2,327       14%
  Transaction                                                  3,457       18%          2,836       17%
                                                            --------     -------       --------     -------
    Consolidated revenue                                    $ 19,490      100%       $ 16,395      100%
                                                            ========     ======-       ========     =======

Segment subtotals are presented as a percentage of consolidated revenue

     Consolidated  revenue increased $3.1 million,  or 19%, to $19.5 million for the three months ended  September  30, 2004 as compared to $16.4 million for the three months ended September 30, 2003.

     Our Technology  Services segment revenue increased $2.2 million, or 16%, to
$15.9 million for the three months ended September 30, 2004 as compared to $13.7 million for the three months ended September 30, 2003.

     Subscription revenue for our Technology Services segment increased to $10.9 million for the three months ended  September 30, 2004 from $9.2 million for the three months ended September 30, 2003. This $1.7 million  increase was primarily attributable to an increase in our buy-side initiative of $1.1 million and a net increase in subscription  revenue from our traditional  technology  customers of
$0.4  million.  In August  2002,  we began an  initiative  to sell  circuits  to buy-side  institutions in order to leverage our expansive  NYFIX Network.  As of
September  30, 2004, we had in excess of 1,800  connections  as a result of this initiative.  Our traditional  technology average annualized revenue per customer was  $129,000  for the three months  ended  September  30, 2004,  as compared to
$111,000 for the three months ended September 30, 2003. We had a net increase of four  customers to 295  customers at  September  30, 2004 from 291  customers at
September  30, 2003. We expect our buy-side  related  revenue to increase in the next several quarters as we continue to add and implement  services for buy-side customers.  In addition,  with the integration of the Renaissance Nasdaq trading platform product into our product offering,  we expect to continue to experience quarterly net increases in customers.

     Capital sale revenue for our Technology  Services  segment was $2.5 million for the three  months ended  September  30, 2004 as compared to $2.1 million for the three months ended  September  30, 2003,  respectively,  which was primarily

                                   NYFIX, INC.

attributable  to increased  consulting  services for our  derivatives  products.
Capital sale revenue continues to vary considerably from period to period. We do not expect  that this  increase  in capital  sale  revenue  constitutes  a trend towards higher capital sale revenue in the future.

     Service  revenue for our  Technology  Services  segment  increased  to $2.4 million for the three months ended  September 30, 2004 from $2.3 million for the three months ended  September 30, 2003,  which was primarily  attributable to an increase in service  revenue for our  subscription  business  which was slightly offset by a decrease in  maintenance  revenue,  which is based on prior  capital sale revenue.

     As a percentage of total revenue, our Technology Services segment decreased to 82% for the three  months  ended  September  30,  2004 from 84% for the three months ended September 30, 2003.

     Our Transaction Services segment revenue increased $0.9 million, or 27%, to
$4.2 million for the three months ended  September  30, 2004 as compared to $3.3 million for the three months ended September 30, 2003. Our Transaction  Services customer base increased in the three months ended September 30, 2004 to 167 from
90 at September  30, 2003,  with average  revenue per customer of $25,000 in the current  year's quarter  compared to average  revenue per customer of $37,000 in the prior  year's  quarter.  The  decrease in average  revenue per  customer was attributed  to a decrease in revenue from several large  customers  from whom we generate  transaction  revenue from orderflow  executed enroute to the NYSE. The revenue  attributed  to these  customers'  orderflow  was lower during the three months ended  September  30, 2004 than in the three months ended  September  30,
2003 as a result of lower volume of orderflow  executed and competitive  pricing for such customers.  For our Transaction Services segment, we expect to continue to add customers during the fourth quarter with the emphasis on the buy-side. We expect  this  segment of our  business  to grow as a  percentage  of the overall
Transaction  Services segment. As a percentage of total revenue, our Transaction
Services segment  increased to 22% for the three months ended September 30, 2004 from  20% for  the  three  months  ended  September  30,  2003.  We  expect  our
Transaction   Services  segment  revenue  to  be  a  larger  percentage  of  our consolidated revenue in future periods.

Cost of Revenue

     The following table presents an overview of our cost of revenue:

                                   NYFIX, INC.

                                                                                  Three Months Ended September 30,
                                                                 --------------------------------------------------------------
                                                                             2004                                 2003
                                                                      $                 %                $                 %
                                                                 ---------------------------        ---------------------------
                                                                                        ($ in thousands)
Technology Services:
   Subscription                                                  $  5,908               76%         $  5,500               78%
   Capital sale                                                       828               11%              791               11%
   Service contract                                                 1,046               13%              745               11%
                                                                 --------                            -------
     Sub-total                                                      7,782               49%            7,036               51%
                                                                 --------                            -------

Transaction Services:
   Subscription                                                       582               17%              454               18%
   Transaction                                                      2,753               83%            2,068               82%
                                                                 --------                            -------
     Sub-total                                                      3,335               80%            2,522               76%
                                                                 --------                            -------
Corporate and Eliminations:
   Corporate:
     Data center and telecommunications                             3,005                              3,182
     Fixed asset depreciation and amortization                      1,362                              1,313
     Amortization of product enhancement costs                      1,031                                678
   Allocated to:
     Technology Services                                           (4,419)                            (4,346)
     Transaction Services                                            (979)                              (827)
                                                                 --------                            -------
        Sub-total                                                    --                                  --
                                                                 --------                            -------
   Eliminations:
     Subscription                                                    (613)             n/a              (506)             n/a
     Transaction                                                      (32)             n/a              (107)             n/a
                                                                 --------                            -------
        Sub-total                                                    (645)             n/a              (613)             n/a
                                                                 --------                            -------
Consolidated cost of revenue                                     $ 10,472               54%         $  8,945               55%
                                                                 ========                            =======

Segment subtotals are presented as a percentage of segment revenue.

     Consolidated  cost of revenue  increased  $1.6  million,  or 18%,  to $10.5 million  for the three  months  ended  September  30,  2004 as  compared to $8.9 million for the three months ended  September 30, 2003. The primary  factors for the increase in 2004 were transaction  related costs of $0.6 million,  including execution and clearing fees,  labor costs of $0.5 million,  product  enhancement
cost  amortization  of  $0.4  million,   which  was  primarily  due  to  product
enhancements costs to support our Technology Services products,  amortization of
EuroLink and  Renaissance  intangible  assets of $0.1 million,  market data feed costs of $0.1 million, depreciation expense of $0.1 million and cross connection fees of $0.1 million. Slightly offsetting these increases was a decrease of $0.2 million,  due to reduced data center  maintenance  and facility  costs and other miscellaneous expenses. As a percentage of revenue, cost of revenue decreased to
54% for the three months ended September 30, 2004, from 55% for the three months ended  September  30,  2003,  as the  increase in the  Technology  Services  and
Transaction  Services  revenue  was  greater  than the  increase  in  Technology
Services and Transaction Services costs.

     Our Technology  Services segment cost of revenue increased $0.8 million, or
11%, to $7.8 million for the three months ended  September  30, 2004 compared to
$7.0 million for the three months ended  September  30, 2003.  This increase was primarily attributable to higher labor costs of $0.4 million, network connection fees  of  $0.1  million,  market  data  feed  costs  of  $0.1  million,  and the
aforementioned    increases   in   allocated   corporate   expenses,   such   as
telecommunications  expenses,  depreciation and amortization of fixed assets and amortization  of product  enhancement  costs,  of $0.1 million.  Included in the increase was  additional  service  contract cost of revenue of $0.3 million,  or
43%,  which  increased to $1.0 million for the three months ended  September 30,
2004,  from $0.7 million for the three months ended June 30, 2003. This increase was  primarily  due to  increased  labor  costs to support  our  products.  As a

                                   NYFIX, INC.

percentage  of revenue,  cost of revenue  decreased to 49% in 2004,  from 51% in
2003,  as the increase in the revenue grew at a faster rate than increase in the aforementioned  costs. We expect to see a slight decrease in our cost of revenue as a  percentage  of  revenue  for  the  next  several  quarters  as many of the
investments   in  property  and   equipment  in  our  data  center  and  network
infrastructure made in 2002 and 2003 should yield lower costs as a percentage of revenue.

     Our Transaction Services segment cost of revenue increased $0.8 million, or
32%, to $3.3 million for the three months ended  September  30, 2004 compared to
$2.5 million for the three months ended  September  30, 2003. In addition to the aforementioned increase in transaction related costs of $0.6 million,  including execution and clearing fees,  cost of revenue  decreased by $0.1 million related to intercompany  charges from the Technology Services segment,  which are passed through  to  Transaction  Services  customers.  These  intercompany  costs  were eliminated in our consolidated cost of revenue. As a percentage of revenue, cost of revenue  increased to 80% for the three months ended September 30, 2004, from
76% for the three months ended September 30, 2003, as the increased  transaction related  costs grew at a faster  pace than the  increased  segment  revenue.  We expect our cost of revenue to decline as a percentage  of  Transaction  Services segment  revenue for the next  several  quarters.  This is  attributable  to the expected increases in revenue and the change in customer mix as described above, which should  enable us to spread our fixed costs over a greater  revenue  base, and reduced clearing  expenses as a result of  self-clearing  our trades through
NYFIX Clearing.

Gross Profit and Gross Profit Margin (as a Percentage of Revenue)

     The  following  table  presents an  overview of our gross  profit and gross profit margin:

                                                                          Three Months Ended September 30,
                                                        ------------------------------------------------------------------
                                                                   2004                                       2003
                                                           $                     %                $                    %
                                                        ----------------------------          ----------------------------
                                                                                  ($ in thousands)
Technology Services:
  Subscription                                          $ 5,039                 46%           $ 3,752                 41%
  Capital sale                                            1,719                 67%             1,326                 63%
  Service contract                                        1,401                 57%             1,582                 68%
                                                        -------                               -------
    Sub-total                                             8,159                 51%             6,660                 49%
                                                        -------                               -------
Transaction Services:
  Subscription                                              155                 21%                22                  5%
  Transaction                                               704                 20%               768                 27%
                                                        -------                               -------
    Sub-total                                               859                 20%               790                 24%
                                                        -------                               -------
Eliminations:
  Subscription                                              (32)               n/a               (107)               n/a
  Transaction                                                32                n/a                107                n/a
                                                        -------                               -------
    Sub-total                                              --                                    --
                                                        -------                               -------
Total gross profit:
  Subscription                                            5,162                 47%             3,667                 40%
  Capital sale                                            1,719                 67%             1,326                 63%
  Service contract                                        1,401                 57%             1,582                 68%
  Transaction                                               736                 21%               875                 31%
                                                        -------                               -------
    Consolidated gross profit                           $ 9,018                 46%           $ 7,450                 45%
                                                        =======                               =======

     Percentages  are presented as a percentage of segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

     Consolidated  gross profit  increased  $1.5 million to $9.0 million for the

                                   NYFIX, INC.

three  months  ended  September  30, 2004 from $7.5 million for the three months ended  September 30, 2003.  The  aforementioned  increase in revenue  offset the increase in cost of revenue.  Accordingly,  our gross profit margin increased to
46% for the three months ended  September  30, 2004,  as compared to 45% for the three months ended September 30, 2003.

     Our Technology Services segment gross profit increased $1.5 million to $8.2 million for the three months ended  September 30, 2004 from $6.7 million for the three months ended September 30, 2003. As a percentage of segment revenue, gross profit  margin  increased to 51% for the three months ended  September  30, 2004 from 49% for the three months ended  September  30, 2003.  The increase in gross profit  margin is primarily  attributable  to growth in our  traditional  equity
products   subscription  and  service  contract  revenue,   which  outpaced  the
aforementioned  increases  in our costs,  and gross  profit  contributed  by our buy-side  initiative.  We expect to see slight  improvements  in our  Technology
Services segment gross profit margin for the next several  quarters,  as many of the improvements to our data center and network  infrastructure made in 2002 and
2003 should yield lower costs as a percentage of revenue.

     Our  Transaction  Services  segment gross profit  increased $0.1 million to
$0.9 million for the three months ended September 30, 2004 from $0.8 million for the three months ended September 30, 2003.  Transaction  Services  segment gross profit margin decreased to 20% for the three months ended September 30, 2004, as compared to 24% for the three months ended  September 30, 2003.  The decrease in gross  profit was  primarily  attributable  to the  aforementioned  increase  in transaction  cost of revenue,  which grew at a faster rate than the  increase in transaction  revenue. We expect our Transaction Services segment gross margin to continue to improve as a percentage of Transaction  Services  segment revenue in the fourth quarter of 2004. This is  attributable  to the expected  increases in revenue and change in customer mix as described above, which should enable us to spread our fixed costs over a greater revenue base, as well as reduced  clearing expenses as a result of self-clearing our trades through NYFIX Clearing.

SG&A

     The following table presents an overview of our SG&A expense:

                                                                           Three Months Ended September 30,
                                                              -----------------------------------------------------------
                                                                       2004                                2003
                                                                  $              %                  $               %
                                                              -----------------------            -------------------------
                                                                                   ($ in thousands)

Salaries and benefits                                         $ 5,775            58%            $ 5,134            59%
Provision for doubtful accounts                                   255             3%                292             3%
Occupancy and related                                             902             9%                966            11%
Marketing, travel and entertainment                               871             9%                530             6%
General and other                                               2,264            22%              1,580            19%
                                                              -------                            -------
  Total SG&A                                                  $10,067            52%            $ 8,502            52%
                                                              =======                            =======

The total SG&A is presented as a percentage of consolidated revenue.

     SG&A expense increased $1.6 million, or 19%, to $10.1 million for the three months  ended  September  30,  2004,  as compared to $8.5  million for the three months ended  September  30, 2003.  The increase was primarily  attributable  to increased  professional  and consulting  fees of $0.7 million due principally to legal and audit fees incurred in connection  with the class action lawsuit filed against  us and SEC  matters  and  consulting  fees  related  to  Sarbanes-Oxley compliance;  increased  salaries and benefits of $0.6 million  primarily  due to company-wide  salary increases effective January 1, 2004, staff dedicated to our
NYFIX  International  start-up and  increased  health care costs;  and increased

                                   NYFIX, INC.

marketing, travel and entertainment expenses of $0.3 million. As a percentage of total revenue,  SG&A expense remained constant at 52% for the three months ended
September 30, 2004 and 2003, as the increase in SG&A expense increase was offset by the  increase  in  consolidated  revenue.  We  expect  that our  general  and administrative expenses, particularly related to our legal, audit and consulting fees incurred in connection  with the class action lawsuit filed against us, SEC matters and Sarbanes-Oxley compliance will increase to higher levels in the near term.  In addition,  we expect our employee  benefits to increase in 2005 as our primary health insurance  policies,  which we expect to see increase 10% to 20%, renew on January 1, 2005.

R&D

     R&D expense  decreased $0.1 million,  or 25%, to $0.3 million for the three months ended  September  30, 2004,  from $0.4 million for the three months ended
September 30, 2003, as our  developers'  efforts were  concentrated on enhancing our products. As a percentage of total revenue, research and development expense remained  decreased to 1% for the three months ended September 30, 2004, from 2%
for the three months ended September 30, 2003. We expect a similar amount of R&D expense for the next several quarters.

Depreciation and Amortization

     Depreciation and amortization  expense  decreased $0.2 million,  or 29%, to
$0.5 million for the three months ended  September  30, 2004,  from $0.7 million for the three months ended  September 30, 2003, due to a slight  decrease in net property and  equipment.  As a percentage  of total  revenue,  depreciation  and amortization  expense  decreased to 3% for the three months ended  September 30,
2004 from 4% for the three months ended  September  30, 2003.  The decrease as a percentage  of  total  revenue  was  primarily  attributable  to  the  decreased amortization  expense.  We expect to see similar  trending of  depreciation  and amortization expense in the near term.

Loss from Operations

     Loss from  operations was $1.8 million for the three months ended September
30,  2004,  as compared to a loss of $2.2  million  for the three  months  ended
September  30, 2003.  The decrease in operating  loss was  primarily  due to the increase in gross  profit,  as revenue  increased at a greater pace than cost of revenue. This decrease was offset by higher SG&A expense, primarily due to legal and audit fees  incurred  in  connection  with the class  action  lawsuit  filed against  us and SEC  matters  and  consulting  fees  related  to  Sarbanes-Oxley compliance. As a percentage of total revenue, loss from operations was a deficit of 9% for the three months ended  September 30, 2004 as compared to a deficit of
13% for the three months ended  September 30, 2003.  The decrease in the deficit as a percentage of total revenue was primarily  attributable  to the increase in revenue.

Investment Income

     Investment  income  decreased  $0.3  million  for the  three  months  ended
September 30, 2004 as compared to the three months ended September 30, 2003, due primarily to realized  gains on  investments of $0.2 million in the prior year's three month period.

Other Income (Expense), net

     We accounted for EuroLink, our previously unconsolidated  affiliate,  under the equity method through March 28, 2004.  For the three months ended  September
30, 2003, we recognized equity in the losses of EuroLink of $0.1 million.

Income Tax Provision (Benefit)

     We recorded an income tax  provision of $20.3  million for the three months ended  September  30,  2004,  compared to a tax benefit of $0.9  million for the

                                   NYFIX, INC.

three  months ended  September  30, 2003.  We  established  a deferred tax asset valuation  allowance of $21.0 million at September 30, 2004, in accordance  with
SFAS No. 109. Where there are cumulative  operating losses in recent years, SFAS
No. 109  requires,  except in very  limited  circumstances,  that a deferred tax asset valuation  allowance be established.  We had operating income in 2001, but did not in 2002 and 2003.  We had  previously  estimated  that our  deferred tax assets,  consisting primarily of tax credit carryforwards and net operating loss carryforwards,  would be realized and no valuation allowance was required, based on revenue and operating expense assumptions.  During the third quarter of 2004, our general and administrative expenses related to Sarbanes-Oxley compliance and legal  expenses  increased  more than  forecasted  and we expect  these costs to remain at this higher  level in the near term.  These cost  increases,  together with revenues from our Transaction Services segment being impacted by much lower than expected  volumes in the equity markets,  particularly  during the month of
September,  were the primary  reasons we did not achieve  profitability  for the quarter and thus reduced our forecast for the near-term.  We expect to return to profitability,  but until we can  achieve and  sustain an  appropriate  level of profitability,  we plan to record a full valuation allowance on our deferred tax assets.

     Our effective tax rate was 1,099% for the three months ended  September 30,
2004,  and 45% for the three months ended  September 30, 2003. Our effective tax rate for the three  months ended  September  30, 2004 is higher than the Federal statutory rate primarily due to the aforementioned  deferred tax asset valuation allowance.  Our effective tax rate for the three months ended September 30, 2003 is higher  than the  Federal  statutory  rate  primarily  due to the  effects of recognition  of certain  research and  development  tax credits and state income taxes.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Revenue

     The following table presents an overview of our revenue:

                                   NYFIX, INC.

                                                                           Nine Months Ended September 30,
                                                        --------------------------------------------------------------------
                                                                    2004                                    2003
                                                            $                 %                     $                  %
                                                        --------            --------             -------            --------
                                                                        ($ in thousands)
Technology Services:
  Subscription                                          $ 30,496              68%              $ 26,484              66%
  Capital sale                                             6,590              15%                 6,800              17%
  Service contract                                         7,631              17%                 7,094              18%
                                                        --------                                 -------
    Sub-total                                             44,717              82%                40,378              82%
                                                        --------                                 -------
Transaction Services:
  Subscription                                             1,903              16%                 1,112              10%
  Transaction                                             10,314              84%                 9,715              90%
                                                        --------                                 -------
    Sub-total                                             12,217              22%                10,827              22%
                                                        --------                                 -------
Eliminations:
  Subscription                                            (2,079)             n/a                 (1,831)             n/a
                                                        --------                                 -------
    Sub-total                                             (2,079)             n/a                 (1,831)             n/a
                                                        --------                                 -------
Total revenue
  Subscription                                            30,320              55%                25,765              52%
  Capital sale                                             6,590              12%                 6,800              14%
  Service contract                                         7,631              14%                 7,094              14%
  Transaction                                             10,314              19%                 9,715              20%
                                                        --------            --------             -------            --------
    Consolidated revenue                                $ 54,855              100%             $ 49,374              100%
                                                        ========            ========             =======            ========

Segment subtotals are presented as a percentage of consolidated revenue.

     Consolidated  revenue increased $5.5 million,  or 11%, to $54.9 million for the nine months ended  September  30, 2004 as compared to $49.4  million for the nine months ended September 30, 2003.

     Our Technology  Services segment revenue increased $4.3 million, or 11%, to
$44.7 million for the nine months ended  September 30, 2004 as compared to $40.4 million for the nine months ended September 30, 2003.

     Subscription revenue for our Technology Services segment increased to $30.5 million for the nine months ended  September 30, 2004 from $26.5 million for the nine months ended September 30, 2003.  This $4.0 million  increase was primarily attributable  to our  buy-side  initiative  of $3.1  million,  a net increase in subscription  revenue from our traditional  technology customers of $0.2 million and from others of $0.7 million.  In August 2002, we began an initiative to sell circuits  to buy-side  institutions  in order to leverage  our  expansive  NYFIX
Network.  We had a net increase of four  customers to 295 customers at September
30, 2004 from 291 customers at September 30, 2003.  Our  traditional  technology average  annualized  revenue per customer was $119,000 for the nine months ended
September 30, 2004, as compared to $105,000 for the nine months ended  September
30, 2003.

     Capital sale revenue for our Technology Services segment slightly decreased to $6.6 million for the nine months ended September 30, 2004 as compared to $6.8 million for the nine months ended September 30, 2003.

     Service  revenue for our  Technology  Services  segment  increased  to $7.6 million for the nine months ended  September  30, 2004 from $7.1 million for the nine months ended  September 30, 2003,  which was primarily  attributable  to an

                                   NYFIX, INC.

increase in service revenue for our subscription business and slightly offset by a decrease in maintenance revenue, which is based on prior capital sale revenue.

     As a percentage of total revenue,  our Technology Services segment remained constant at 82% for both the nine months ended  September 30, 2004 and September
30, 2003.

     Our Transaction Services segment revenue increased $1.4 million, or 13%, to
$12.2 million for the nine months ended  September 30, 2004 as compared to $10.8 million for the nine months ended September 30, 2003. Our  Transaction  Services customer base increased in the nine months ended  September 30, 2004 to 167 from
90 at September  30, 2003,  with average  revenue per customer of $73,000 in the current  year's nine month  period  compared to average  revenue per customer of
$120,000 in the prior year's nine month period.  The decrease in average revenue per  customer  was  attributed  to a decrease  in  revenue  from  several  large customers  from whom we generate  transaction  revenue from  orderflow  executed enroute to the NYSE. The revenue  attributed to these  customers'  orderflow was lower  during the nine months ended  September  30, 2004 than in the nine months ended  September 30, 2003 as a result of lower volume of orderflow  executed and competitive  pricing for such customers.  As a percentage of total revenue,  our
Transaction  Services segment remained  constant at 22% for both the nine months ended September 30, 2004 and the nine months ended September 30, 2003.

Cost of Revenue

     The following table presents an overview of our cost of revenue:

                                   NYFIX, INC.

                                                                                      Nine Months Ended September 30,
                                                                   -------------------------------------------------------------
                                                                                2004                             2003
                                                                       $                  %               $                %
                                                                   ---------------------------     -----------------------------
                                                                                            ($ in thousands)

Technology Services:
  Subscription                                                    $ 17,376               77%         $ 14,740               77%
  Capital sale                                                       2,385               11%            2,279               12%
  Service contract                                                   2,853               13%            2,087               11%
                                                                   --------                           --------
     Sub-total                                                      22,614               51%           19,106               47%
                                                                   --------                           --------
Transaction Services:
  Subscription                                                       1,736               19%              948               12%
  Transaction                                                        7,442               81%            7,236               88%
                                                                   --------                           --------
     Sub-total                                                       9,178               75%            8,184               76%
                                                                   --------                           --------
Corporate and Eliminations:
  Corporate:
     Data center and telecommunications                              9,061                              8,973
     Fixed asset depreciation and amortization                       4,235                              3,881
     Amortization of product enhancement costs                       2,737                              1,881
  Allocated to:
     Technology Services                                           (13,511)                           (12,350)
     Transaction Services                                           (2,522)                            (2,385)
                                                                   --------                           --------
       Sub-total                                                      --                                   --
                                                                   --------                           --------
  Eliminations:
     Subscription                                                   (1,829)             n/a              (855)             n/a
     Transaction                                                      (250)             n/a              (976)             n/a
                                                                   --------                           --------
       Sub-total                                                    (2,079)             n/a            (1,831)             n/a
                                                                   --------                           --------
Consolidated cost of revenue                                      $ 29,713               54%         $ 25,459               52%
                                                                   =======-                           ========

Segment subtotals are presented as a percentage of segment revenue.

     Consolidated  cost of revenue  increased  $4.3  million,  or 17%,  to $29.7 million  for the nine  months  ended  September  30,  2004 as  compared to $25.5 million for the nine  months  ended  September  30,  2003.  Included in the $4.3 million increase were $1.7 million of costs associated with  Renaissance,  which we acquired on July 1, 2003.  The primary  factors for the increase in 2004 were labor costs of $1.7  million,  product  enhancement  cost  amortization  of $0.9 million,  which was  primarily  due  product  enhancements  costs to support our
Technology  Services  products,  transaction  related  costs  of  $0.7  million, telecommunication expense of $0.4 million, depreciation expense of $0.4 million, market data feed costs of $0.4 million,  cross  connection  fees of $0.3 million and amortization of EuroLink and Renaissance  intangible assets of $0.3 million.
Slightly  offsetting  these  increases  was a decrease of $0.4  million,  due to reduced  data center  maintenance  and  facility  costs and other  miscellaneous expenses.  As a percentage of revenue,  cost of revenue increased to 54% for the nine  months  ended  September  30,  2004,  from 52% for the nine  months  ended
September 30, 2003, as the increase in the  aforementioned  Technology  Services costs and  Transaction  Services costs as mentioned below exceeded the increases in our Transaction and Transaction Services revenue.

     Our Technology  Services segment cost of revenue increased $3.5 million, or
18%, to $22.6  million for the nine months ended  September 30, 2004 compared to
$19.1 million for the nine months ended  September  30, 2003.  This increase was primarily  attributable  to higher labor costs of $1.8 million,  amortization of acquired  intangible assets of $0.2 million due to the Renaissance  acquisition, market data feed costs of $0.3 million,  network connection fees of $0.3 million and the  aforementioned  increases  in  allocated  corporate  expenses,  such as telecommunications  expenses,  depreciation and amortization of fixed assets and amortization  of product  enhancement  costs,  of $1.2 million.  Included in the increase was additional service contract cost of revenue of $0.8 million, or

                                   NYFIX, INC.

38%, to $2.9 million for the nine months  ended  September  30, 2004,  from $2.1 million  for the nine  months  ended  September  30,  2003.  This  increase  was primarily due to increased labor costs to support our products.  As a percentage of revenue,  cost of revenue  increased to 51% in 2004, from 47% in 2003, as the increase in the aforementioned costs grew at a faster rate than our revenue

     Our Transaction Services segment cost of revenue increased $1.0 million, or
12%, to $9.2 million for the nine months ended  September  30, 2004  compared to
$8.2 million for the nine months ended  September  30, 2003.  In addition to the aforementioned increase of $0.7 million in transaction related expenses, cost of revenue  decreased by $0.7  million,  to $0.3 million,  related to  intercompany charges  from the  Technology  Services  segment,  which are  passed  through to
Transaction Services customers.  These intercompany costs were eliminated in our consolidated  cost of  revenue.  As a  percentage  of  revenue,  cost of revenue decreased to 75% for the nine months ended  September 30, 2004, from 76% for the nine months  ended  September  30, 2003,  as the increase in the  aforementioned costs grew at a slower rate than our revenue.

Gross Profit and Gross Profit Margin (as a Percentage of Revenue)

     The  following  table  presents an  overview of our gross  profit and gross profit margin:

                                        Nine Months Ended September 30,
                                ----------------------------------------------
                                          2004                    2003
                                    $              %         $           %
                                ----------------------  ----------------------
                                             ($ in thousands)

Technology Services:
  Subscription                  $ 13,120          43%   $ 11,745          44%
  Capital sale                     4,205          64%      4,521          66%
  Service contract                 4,778          63%      5,007          71%
                                --------                --------
    Sub-total                     22,103          49%     21,273          53%
                                --------                --------
Transaction Services:
  Subscription                       167           9%        163          15%
  Transaction                      2,872          28%      2,479          26%
                                --------                --------
    Sub-total                      3,039          25%      2,642          24%
                                --------                --------
Eliminations:
  Subscription                      (250)        n/a        (976)        n/a
  Transaction                        250         n/a         976         n/a
                                --------                --------
    Sub-total                       --                      --
                                --------                --------
Total gross profit:
  Subscription                    13,037          43%     10,932          42%
  Capital sale                     4,205          64%      4,521          66%
  Service contract                 4,778          63%      5,007          71%
  Transaction                      3,122          30%      3,455          36%
                                --------                --------
    Consolidated gross profit   $ 25,142          46%   $ 23,915          48%
                                ========                ========

     Percentages  are presented as a percentage of segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

     Consolidated  gross profit  increased $1.2 million to $25.1 million for the nine months  ended  September  30,  2004 from $23.9  million for the nine months ended September 30, 2003. The aforementioned  increase in cost of revenue offset the increase in revenue.  Accordingly,  our gross profit margin decreased to 46%
for the nine months ended  September  30, 2004,  as compared to 48% for the nine months ended September 30, 2003.

     Our  Technology  Services  segment gross profit  increased  $0.8 million to
$22.1  million for the nine months ended  September  30, 2004 from $21.3 million

                                   NYFIX, INC.

for the nine  months  ended  September  30,  2003.  As a  percentage  of segment revenue,  gross  profit  margin  decreased  to 49% for  the  nine  months  ended
September 30, 2004 from 53% for the nine months ended  September  30, 2003.  The decrease in gross profit margin is primarily  attributable to the aforementioned increases in our costs,  which grew faster than  revenue,  as we were  generally unable to pass  increased  costs to our  customers  due to  competitive  pricing pressures.

     Our  Transaction  Services  segment gross profit  increased $0.4 million to
$3.0 million for the nine months ended  September 30, 2004 from $2.6 million for the nine months ended  September 30, 2003.  Transaction  Services  segment gross profit margin  increased to 25% for the nine months ended September 30, 2004, as compared to 24% for the nine months ended  September  30, 2003.  The increase in gross  profit was  primarily  attributable  to the  aforementioned  increase  in transaction revenue.

SG&A

     The following table presents an overview of our SG&A expense:

                                                                          Nine Months Ended September 30,
                                                          ---------------------------------------------------------
                                                                  2004                                 2003
                                                             $               %                 $                %
                                                          -----------------------          ------------------------
                                                                             ($ in thousands)
Salaries and benefits                                    $16,783            60%            $15,182            61%
Provision for doubtful accounts                              336             1%                590             2%
Occupancy and related                                      2,883            10%              2,846            12%
Marketing, travel and entertainment                        2,187             8%              1,841             7%
General and other                                          6,027            21%              4,167            17%
                                                          ------                             ------
   Total SG&A                                            $28,216            51%            $24,626            50%
                                                          ======                             ======

The total SG&A is presented as a percentage of consolidated revenue.

     SG&A expense increased $3.6 million,  or 15%, to $28.2 million for the nine months  ended  September  30,  2004,  as compared to $24.6  million for the nine months ended  September  30, 2003.  The increase was primarily  attributable  to increased  professional  and consulting  fees of $1.8 million due principally to legal and audit fees incurred in  connection  with the  restatement  of our 1999 through 2002 financial statements, the class action lawsuit filed against us and
SEC matters and consulting fees related to Sarbanes-Oxley compliance;  increased salaries  and  benefits of $1.6  million  primarily  due to  increased  staffing related  to our  July  2003  Renaissance  acquisition,  annual  merit  increases effective  January  1, 2004 and  increased  health  care  costs;  and  increased marketing,  travel and entertainment expenses of $0.3 million, primarily related to NYFIX International. As a percentage of total revenue, SG&A expense increased to 51% for the nine months ended September 30, 2004 from 50% for the nine months ended September 30, 2003, as the increase in SG&A expense  outpaced the increase in consolidated revenue.

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

                                   NYFIX, INC.

R&D

     R&D  expense  remained  constant  at $0.9  million for both the nine months ended  September  30, 2004 and the nine months ended  September  30, 2003.  As a percentage of total revenue, research and development expense remained at 2% for both the nine  months  ended  September  30,  2004  and the  nine  months  ended
September 30, 2003.

Depreciation and Amortization

     Depreciation and amortization  expense  decreased $0.4 million,  or 19%, to
$1.7 million for the nine months ended September 30, 2004, from $2.1 million for the nine  months  ended  September  30,  2003 due to a  slight  decrease  in net property and  equipment.  As a percentage  of total  revenue,  depreciation  and amortization  expense  decreased to 3% for the nine months ended  September  30,
2004 from 4% for the nine months ended  September  30,  2003.  The decrease as a percentage  of  total  revenue  was  primarily  attributable  to  the  decreased amortization expense.

Loss from Operations

     Loss from  operations was $8.2 million for the nine months ended  September
30,  2004,  as compared to a loss from  operations  of $3.7 million for the nine months ended  September 30, 2003.  The  operating  loss was primarily due to the restructuring  charge of $2.5  million;  higher SG&A  expense,  primarily due to legal and  audit  fees  related  to the  restatement  of our 1999  through  2002 consolidated financial statements, the class action lawsuit filed against us and
SEC  matters and  consulting  fees  related to  Sarbanes-Oxley  compliance;  and
subscription   cost  of  revenue,   primarily  due  to  costs   associated  with
Renaissance,  which we  acquired  in July  2003,  and  transaction  general  and
administrative   costs,   primarily   due  to  costs   associated   with   NYFIX
International.  The cost increases were partially offset by increased revenue as described  above.  As a percentage of total revenue,  loss from operations was a deficit of 15% for the nine  months  ended  September  30, 2004 as compared to a deficit of 8% for the nine months ended  September 30, 2003.  The increased loss as a percentage of total revenue was  attributable  primarily to the increase in operating expenses, including the restructuring charge.

Interest Expense

     Interest  expense  increased  $0.2 million,  primarily  due to  accelerated interest  expense on the notes to Renaissance  unitholders  for which we were in default.  We expect to see higher interest expense in the future as we intend to obtain a credit facility during the fourth quarter of 2004.

Investment Income

     Investment  income  decreased  $0.5  million,  principally  due to  reduced realized  gains and  interest on  investments  and reduced  interest on loans to unconsolidated affiliates, as well as lower overall invested balances.

Other Income (Expense), net

     We recognized  equity in the loss of EuroLink of $0.1 million for the three months ended March 31,  2004.  We accounted  for our  previously  unconsolidated affiliates,  Renaissance and EuroLink,  under the equity method through June 30,
2003 and March 28, 2004,  respectively.  For the nine months ended September 30,
2003, we recognized  equity in the losses of EuroLink of $0.3 million and equity in the losses of  Renaissance  through June 30, 2003 of $0.4  million.  Slightly offsetting  these losses is  settlement  income of $75,000,  which we recognized during the nine months ended September 30, 2003.

Income Tax Provision (Benefit)

                                   NYFIX, INC.

     We recorded an income tax  provision  of $17.6  million for the nine months ended September 30, 2004, compared to a tax benefit of $1.9 million for the nine months ended  September 30, 2003. We established a deferred tax asset  valuation allowance of $21.0 million at September  30, 2004,  in accordance  with SFAS No.
109. Where there are cumulative  operating losses in recent years,  SFAS No. 109 requires,  except  in very  limited  circumstances,  that a  deferred  tax asset valuation allowance be established. We had operating income in 2001, but did not in 2002 and 2003.  We had  previously  estimated  that our  deferred tax assets, consisting  primarily  of  tax  credit  carryforwards  and  net  operating  loss carryforwards,  would be realized and no valuation allowance was required, based on revenue and operating expense assumptions.  During the third quarter of 2004, our general and administrative expenses related to Sarbanes-Oxley compliance and legal  expenses  increased  more than  forecasted  and we expect  these costs to remain at this higher  level in the near term.  These cost  increases,  together with revenues from our Transaction Services segment being impacted by much lower than expected  volumes in the equity markets,  particularly  during the month of
September,  were the primary  reasons we did not achieve  profitability  for the quarter and we reduced our  forecast for the  near-term.  We expect to return to profitability,  but until we can  achieve and  sustain an  appropriate  level of profitability,  we plan to record a full valuation allowance on our deferred tax assets.

     Our  effective  tax rate was 208% for the nine months ended  September  30,
2004,  and 48% for the nine months ended  September 30, 2003.  Our effective tax rate for the nine  months  ended  September  30, 2004 is higher than the Federal statutory rate primarily due to the deferred tax asset valuation allowance.  Our effective  tax rate for the nine months ended  September 30, 2003 is higher than the  Federal  statutory  rate  primarily  due to the effects of  recognition  of certain research and development tax credits and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Historically,  a  significant  source of our  funding  has been the sale of equity  securities.  Between  1997 and 1999 we raised a total of $9.5 million in net proceeds through several private  placements where we issued an aggregate of
3,431,000  shares of our common stock. In 2001, we raised $57.3 million,  net of expenses, from a follow-on public offering of three million shares of our common stock. We used a portion of the net proceeds from the follow-on  public offering to  repurchase  1.3 million  shares of our common stock at an aggregate  cost of
$19.1 million.  We also have historically  received funding from the exercise of stock  options by  employees,  which  aggregated  $3.8 million from 2001 through
September 30, 2004. We funded our  acquisitions  of Javelin,  NYFIX  Millennium,
Renaissance and EuroLink  primarily  through the issuance of our common stock or promissory  notes payable in our common stock, or at our option,  cash. Refer to
Item 1 Acquisitions and Investments in our 2003 Form 10-K.

     Another  significant  source  of  funding  for us is  cash  generated  from operations,  which was $4.7 million for the nine months ended September 30, 2004 and $15.4  million,  $3.7 million and $10.6 million in the years ended  December
31, 2003, 2002 and 2001, respectively,  aggregating $34.4 million. Excluding the impact of changes in assets and liabilities, net of business acquisitions, which tend to be subject to short-term  fluctuations,  the  comparable  amount of cash generated from operations was $36.1 million in the aggregate. Our primary source of cash from operations is from revenue received from our customers. Our primary uses  of cash  for  operations  include  data  center  expenses,  including  its operations and telecommunication  costs, and selling, general and administrative expenses, including legal and Sarbanes-Oxley compliance.

     We have invested $4.3 million for the nine months ended  September 30, 2004 and $5.3 million,  $4.6 million and $7.1 million in the years ended December 31,
2003, 2002 and 2001, respectively, aggregating $21.3 million, in our data center infrastructure  and other property and equipment to keep current with technology trends. We expect to invest at a similar level in the fourth quarter of 2004 and throughout 2005.

     We had capitalized product enhancements of $5.3 million for the nine months ended September 30, 2004 and $5.3 million, $2.8 million and $2.7 million, in the years ended December 31, 2003, 2002 and 2001, respectively, to keep our products

                                   NYFIX, INC.

competitive. The increase in capitalized product enhancement costs since 2003 is primarily  attributable  to our Javelin and  Renaissance  product lines. We have many projects in development,  some of which are described in Item 1 of our 2003
Form 10-K,  which we have released or expect to release into production over the next several quarters.

     We acquired net cash of $1.4 million in the nine months ended September 30,
2004, and have invested $2.5 million, $12.1 million and $17.2 million of cash in the years ended December 31, 2003,  2002 and 2001,  respectively,  aggregating a
net  $30.4  million,  for  our  acquisitions  of  Javelin,  Renaissance,   NYFIX
Millennium, NYFIX Transaction Services and EuroLink. Included in our 2004 amount were net proceeds of $1.3 million  received  primarily as a return of funds held in escrow pursuant to a settlement agreement with a representative of the former shareholders  of Javelin.  In connection  with our  Renaissance  acquisition  we issued notes  payable over the next several  years,  aggregating  $3.0  million, payable,  at our option, in cash or our common stock. On April 7, 2004, pursuant to notice from certain  payees after  default on the notes,  we issued shares of our common stock as payment in full of $2.0 million in principal  amount of such notes.  On July 2, 2004 we issued  shares of our common stock in payment of $0.2 million  of such  notes  that  came due on July 1,  2004.  We  intend to pay the remainder of this debt with our common stock,  thus not requiring cash. On March
29, 2004, we acquired the  remaining 60% of EuroLink's  common stock that we did not already own. We paid for the EuroLink  acquisition  with $24,000 in cash and one-year  promissory  notes  payable in our common stock or cash, at our option,
valued  at  $0.5   million.   We  intend  to  integrate   EuroLink   with  NYFIX
International.  We have no current plans for any other acquisitions.  We plan to continue to focus on the synergies arising from our previous acquisitions.

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

     At September 30, 2004, our principal  sources of liquidity were cash,  cash equivalents  and  short-term  investments  in the aggregate of $21.6 million and accounts  receivable  of $12.8  million.  At September 30, 2004, we had accounts payable and accrued expenses aggregating $15.1 million. We do not expect to make any significant  income tax payments through 2005 due to available net operating loss carryforwards and research and development tax credits.

     NYFIX  Clearing,  NYFIX  Transaction  Services  and  NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. During the year ended December 31, 2003, we funded $10.8 million to our  broker-dealer  subsidiary,  NYFIX  Clearing,  to enable it to maintain  its minimum  excess net capital  requirement  of $10.0 million as a condition of its approval by the DTCC. NYFIX International,  as an FSA-registered  broker dealer, is also subject to minimum net capital  requirements.  Our  broker-dealers  have consistently  operated  in excess of their  minimum  net  capital  requirements.
During the three months  ended  September  30,  2004,  we funded $1.3 million to
NYFIX  International  as a condition of its approval by the FSA. During the nine months ended September 30, 2004, we provided an aggregate  additional capital of
$1.3  million in the form of capital  contributions  and  subordinated  loans to
enable  our  United  States  broker-dealer   subsidiaries  to  individually  and
collectively exceed their net capital  requirements.  At September 30, 2004, our broker-dealer  subsidiaries  had aggregate net capital of $12.8  million,  which exceeded  the  aggregate  minimum  net  capital  required  by $2.4  million.  At
September  30, 2004,  we had an aggregate of $13.0  million of our  consolidated cash,  cash-equivalents  and  short-term  investments  committed to maintain our broker-dealer  subsidiaries' minimum and minimum excess net capital requirements of $10.4  million.  Our  broker-dealer  subsidiaries  may  require us to fund or
commit  more  of  our  consolidated   cash,   cash-equivalents   and  short-term
investments  in the future to  maintain  their  individual  minimum  and minimum
excess  net  capital  requirements.   If  any  or  all  of  these  broker-dealer
subsidiaries  were to fall below  their  minimum or minimum  excess net  capital requirements, their operations may be restricted by certain regulatory agencies.

                                   NYFIX, INC.

     As a result of our  continued  operating  losses and  decline in  available working  capital,  we are  pursuing a credit  facility  to  provide  incremental availability  of working capital to further support our operating and investment strategy.  We believe that our cash and short-term  investments of $21.6 million at September  30, 2004,  together  with  anticipated  cash to be generated  from operations and a credit facility that we expect to be in place by December 2004, will be  sufficient  to support  our  capital  and  operating  needs and our net capital  requirements  of our  broker-dealer  operations  for at least  the next twelve months.

Working Capital

     We had working  capital of $18.4 million at September  30, 2004,  down from
$23.3 million at December 31, 2003. Items affecting  working capital in the nine months ended September 30, 2004 were principally cash used to acquire  property, equipment and leasehold improvements, enhance our products, fund pre-acquisition working  capital  advances to EuroLink  and current  liabilities  recognized  in conjunction with the restructuring  charge. These items were partially offset by cash flows  provided by  operating  activities  and net cash  acquired  from the
Javelin escrow settlement.

Cash Provided by Operating Activities

     Net  cash  provided  by  operating  activities  in the  nine  months  ended
September 30, 2004 was $4.7 million, as our net loss of $26.1 million,  adjusted
for  non-cash  items,  such  as  depreciation,   amortization,  deferred  taxes,
provision for doubtful accounts and equity in loss of unconsolidated affiliates, provided  $5.4 million.  Unfavorable  working  capital  changes of $0.7 million, including accounts receivable of $2.8 million, prepaid expenses and other assets of $1.4 million and deferred  revenue of $0.1 million were  partially  offset by increases  in accounts  payable  and other  liabilities  of $2.9  million and in brokerage payables (net of brokerage  receivables) of $0.8 million. For the next several  quarters,  we expect to  generate  positive  cash flows from  operating activities.

     Net  cash  provided  by  operating  activities  in the  nine  months  ended
September 30, 2003 was $5.1 million,  as our net loss of $2.0 million,  adjusted
for  non-cash  items,  such  as  depreciation,   amortization,  deferred  taxes,
provision for doubtful accounts and equity in loss of unconsolidated affiliates, provided  $8.0 million.  Unfavorable  working  capital  changes of $3.3 million, including  an increase in accounts  receivable  of $2.4  million,  a decrease in accounts  payable  and other  liabilities  of $0.6  million  and an  increase in prepaid  expenses  and other assets of $0.3  million  were  partially  offset by favorable net changes in other working capital items of $0.4 million,  resulting in a net cash decrease from working capital of $2.9 million.

Cash Used in Investing Activities

     For the nine months ended  September  30, 2004,  net cash used in investing activities was $11.8 million.  This consisted  primarily of product  enhancement costs of $5.4 million, capital expenditures, primarily for data center equipment and software,  of $4.3 million,  the net purchase of short-term  investments  of
$3.3 million, and loans and advances to EuroLink of $0.2 million.  These amounts were partially offset by cash acquired from acquisitions of $1.4 million,  which included  cash of $1.3 million  received  primarily as a return of funds held in escrow pursuant to a settlement  agreement with a  representative  of the former shareholders of Javelin.  For the next several  quarters,  we expect to invest a similarly proportionate amount of cash for capital expenditures for property and equipment as well as product enhancement costs.

     For the nine months ended  September  30, 2003,  net cash used in investing activities was $4.3 million. This consisted primarily of capital expenditures of
$4.1  million,  primarily  for  data  center  equipment  and  software,  product enhancement  costs of $3.9  million  and loans and  advances  to  unconsolidated affiliates of $2.2 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $5.9 million.

                                   NYFIX, INC.

Cash Provided by (Used in) Financing Activities

     For the nine months  ended  September  30, 2004,  our net cash  provided by financing activities was $1.0 million, consisting of proceeds from borrowings of
$1.1 million and net proceeds from the issuance of common stock  resulting  from the exercise of stock options by employees of $0.3 million,  partially offset by principal payments under capital lease obligations of $0.4 million. For the nine months ended  September 30, 2003, our net cash used in financing  activities was
$0.4 million,  consisting of principal  payments under capital lease obligations of $0.8  million,  partially  offset by net proceeds from the issuance of common stock resulting from the exercise of stock options by employees of $0.4 million.
We expect to have a new credit facility in place by December 2004.

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

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rates

     Market risk  generally  represents the risk of loss that may be expected to result from the potential change in value of a financial  instrument as a result of fluctuations in credit ratings of the issuer,  equity prices,  interest rates or  foreign  currency  exchange  rates.  We  do  not  use  derivative  financial instruments for any purpose.

     We are exposed to market risk principally through changes in interest rates and equity prices. Our short-term  investment portfolio of $6.8 million and $3.4 million at September 30, 2004 and December 31, 2003, respectively,  consisted of
$2.5 million and $2.4 million,  respectively,  of auction rate certificates.  We also had $4.3 million and $1.0 million of treasury  bills at September  30, 2004 and  December  31,  2003,  respectively.  Risk is  limited on the  auction  rate certificates  portfolio due to the fact that it is invested in insured municipal bonds.  The potential  decrease in fair value resulting from a hypothetical  10%
change in interest rates for the auction rate certificates would not be material to operations, cash flows or fair value.

                                   NYFIX, INC.

     We are subject to interest  rate risk on our $4.3  million and $1.0 million of treasury bills at September 30, 2004 and December 31, 2003, respectively, and our $1.1  million in  borrowings  collateralized  by $2.1 million of our auction rate  certificates at September 30, 2004. A hypothetical  10% change in interest rates would not result in a material change in their fair values.

     We were also  subject to  interest  rate risk on our $0.6  million of notes receivable from  unconsolidated  affiliates at December 31, 2003. A hypothetical
10% change in  interest  rates would not have  resulted in a material  change in their fair value.

Foreign currency risk

     Our earnings are affected by fluctuations in the value of the United States dollar as compared with foreign currencies,  predominately the British pound and the euro, due to our operations in the United Kingdom and continental Europe.

     We manage foreign  currency risk through the structure of our business.  In the substantial majority of our transactions, we receive payments denominated in the United States dollar or British pounds sterling.  Therefore,  we do not rely on  international  currency markets to obtain and pay illiquid  currencies.  The foreign  currency  exposure  that  does  exist is  limited  by the fact that the majority of transactions are paid according to our standard payment terms, which are generally  short-term in nature.  The foreign exchange  translation gain for the nine months ended September 30, 2004 was not material.

Securities Market and Credit Risk

     NYFIX  Clearing  is subject  to market  risk when a  counterparty  does not deliver cash or securities to it as expected and NYFIX  Clearing  holds cash (in lieu of securities)  or securities (in lieu of cash) at any point in time.  This risk arises from the potential inability of the counterparty's clearing agent to meet its settlement  obligation by delivering  cash or securities,  as required, which is a credit  risk.  NYFIX  Clearing  is a member of several  highly  rated clearing organizations, which have margin requirements and other mechanisms that are designed to substantially mitigate this risk.

     When necessary,  NYFIX Clearing can liquidate or purchase securities in the market  to  close  out  the  position  at the  prevailing  market  price.  NYFIX
Clearing's  stock  lending  practice is to maintain  collateral in excess of the contract value and to request additional  collateral whenever  necessary.  NYFIX
Clearing seeks  high-quality,  creditworthy  counterparties  and has controls in place that are designed to monitor and limit this exposure.

ITEM 4.  CONTROLS AND PROCEDURES

     Section  404 of  Sarbanes-Oxley  requires  management's  annual  review and evaluation of the design and effectiveness of our internal control systems,  and an attestation of  management's  assessment of the design and  effectiveness  of these  systems by our  independent  registered  public  accounting  firm. We are currently  documenting  and testing our internal  control systems and procedures and are considering  improvements that we believe may be necessary under Section
404.  This  process has  required us to hire  additional  personnel  and outside advisory  services,  and has resulted in additional  accounting  and  consulting
expenses.   Further,  the  evaluation  and  attestation  processes  required  by
Sarbanes-Oxley are new, and neither companies nor independent  registered public accounting firms have significant  experience in testing or complying with these requirements. Accordingly, we may encounter problems or delays in completing our review and evaluation, the implementation of improvements, and the receipt of an attestation report by our independent registered public accounting firm.

     On May 27, 2004, we restated our  consolidated  financial  statements  that appeared  in our  Form  10-K/A  for the year  ended  December  31,  2002 and the condensed  consolidated  financial  statements that appeared in our Forms 10-Q/A

                                   NYFIX, INC.

for each of the  interim  periods  ended  March  31,  2003,  June  30,  2003 and
September 30, 2003 to change our accounting for our 1999 and 2001 investments in and 2002 acquisition of an additional 30% interest in NYFIX Millennium. In light of our  determination  to restate our 1999 through 2002  consolidated  financial statements,  our management directed that steps be taken to review the operation and  effectiveness  of our internal  controls and procedures with respect to our accounting  for  investment  and  acquisition  transactions.  That  review is in progress, in conjunction with our testing and evaluation of our internal control procedures, as required by Sarbanes-Oxley.

     By letter dated  October 14, 2004,  Deloitte & Touche LLP, our  independent registered  public  accounting  firm,  advised us that it believes we may not be able  to  complete,  on a  timely  basis,  our  assessment  of  compliance  with
Sarbanes-Oxley  and that  Deloitte & Touche LLP may not be able to complete  its work in order to report on management's  assessment of internal  control at year end. In addition,  in October  2004, we became aware that we had issued our 2003 annual  report to  stockholders  without a complete  review by our  internal and external reporting and disclosure processes. In response, we have taken steps to improve  the quality of our  internal  and  external  reporting  and  disclosure processes  to ensure that we obtain all required  internal and external  reviews before  financial  information is included in any public filing or other general public or investor  communication.  We believe that these steps will improve our disclosure controls and procedures.

     With the reporting  process  enhancement  noted above,  our Chief Executive
Officer and our Chief  Financial  Officer  believe  that we maintain a system of disclosure  controls and procedures to provide reasonable  assurance that we are able to record,  process,  summarize and report the information  required in our quarterly  and  annual  reports by the  Exchange  Act.  However,  we can give no assurance  as to the  timing  of  completion  of  our  evaluation,  testing  and remediation  actions  required  under  Sarbanes-Oxley  or  their  impact  on our operations.  Moreover,  the Chief Executive Officer,  Chief Financial Officer or
independent  registered public accounting firm could determine that our controls over financial  reporting are not effective as defined under  Sarbanes-Oxley and contain  significant  deficiencies  and/or  material  weaknesses that affect the accuracy of the reporting on our results of operations.

     As  required  by  Sarbanes-Oxley,  we  continue  to test and  evaluate  our internal control  procedures to determine  whether our controls are designed and operating  effectively.  As a result of our testing and evaluation  performed to date, we have noted that improvements  should be made in the design or operation of our internal control  structure.  We believe adequate  compensating  controls exist in these areas; however, we are developing plans to implement improvements or additional control  procedures.  We have disclosed these matters to the audit committee of our board of directors  and to our  independent  registered  public accounting  firm.  Other than as  discussed  above,  there  were no  significant changes to our  internal  controls  during  our most  recent  quarter  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                   NYFIX, INC.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Litigation

     On May 13, 2004,  an action  entitled  FULLER & THALER ASSET  MANAGEMENT V.
NYFIX,  INC.,  ET AL.  was filed in the  United  States  District  Court for the
District of  Connecticut.  The  complaint  named us, our  Chairman  and CEO, our former CFO,  our current CFO and certain of our  directors  as  defendants.  The complaint was filed as a purported class action claim on behalf of all buyers of our stock  between  March 30, 2000 and March 30,  2004 and seeks an  unspecified amount of damages.  The complaint alleged violations of Sections 10(b) and 20(a)
of the  Securities  Exchange  Act of 1934,  based on the issuance of a series of
allegedly  false  and  misleading   financial   statements  and  press  releases
concerning,  among other things, our investment in NYFIX Millennium. On July 20,
2004, the court appointed three different  plaintiffs to be the lead plaintiffs, as Fuller & Thaler Asset Management withdrew as the named plaintiff.  The action
became styled JOHNSON,  ET AL. V. NYFIX,  INC., ET AL. On August 19, 2004,   the
newly named  plaintiffs  filed a first  amended  class action  complaint,  which added,  among other things,  allegations  of violations of Sections 11 and 15 of the  Securities  Act  of  1933,  as  amended.  The  new  allegations  are  based fundamentally on the same allegations as the plaintiffs asserted in the original complaint.  The defendants have filed a motion to dismiss the amended  complaint with  prejudice.  We believe  that this  amended  complaint,  like the  original complaint, is without merit. Although it is not possible to forecast the outcome of this matter, we intend to vigorously defend the lawsuit.

     SEC Matters

     In connection  with our  restatement of our 1999 through 2002  consolidated financial  statements  in May  2004,  the  Division  of  Enforcement  of the SEC
informed us by letter dated July 14, 2004,  that it was  conducting  an informal inquiry.  By letter dated October 28, 2004,  the Division of  Enforcement of the
SEC informed us that it was conducting a second informal inquiry,  which appears from the SEC's  request for documents to relate to our grant of stock options to our  senior  management  and  directors.  We are  cooperating  with the SEC with respect to both  matters.  We are unable to predict the outcome of either matter at this time.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On July 2,  2004,  we issued an  aggregate  of 51,828  shares of our common stock to fourteen unitholders, most of whom are current employees of Renaissance
Trading  Technologies,  LLC as payment in full for the first installment of $0.2 million of unsecured promissory notes that we issued in connection with our July
1,  2003  acquisition  of  the  remaining  82% of the  membership  interests  of
Renaissance,  which we  previously  did not own.  The notes are  payable  in our common stock or cash, at our discretion.

     In connection with the issuance of our shares to the above individuals,  we relied on the  exemption  from  registration  provided  by  Section  4(2) of the
Securities Act of 1933.

     On  September  27, 2004,  we issued an  aggregate  of 13,270  shares of our common stock to two  unitholders of Renaissance  pursuant to amended  promissory note and settlement  agreements with those unitholders dated September 23, 2004, as an adjustment to the shares  issued to such  unitholders  on April 7, 2004 as payment in full for $2.0  million in principal  amount of  unsecured  promissory notes.

     In connection with the issuance of our shares to the above individuals,  we relied on the  exemption  from  registration  provided  by  Section  4(2) of the
Securities  Act of 1933. In addition,  since all of the recipients of our shares

                                   NYFIX, INC.

were  "accredited  investors"  as  defined  in Rule 501  promulgated  under  the
Securities  Act, we believe  that the  transaction  falls within the safe harbor provided by Regulation D, thereunder.

ITEM 6.     EXHIBITS

10.1        Amendment  No.1, to the Employment  Agreement dated November 4, 2004 between Peter K. Hansen and the Company.
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

                                        NYFIX, INC.

                                        By: s/ Mark R. Hahn
                                            -----------------------------------
                                            Mark R. Hahn
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                               Officer)

Dated: November 9, 2004

                                 Exhibits Index

Exhibit

10.1        Amendment  No.1, to the Employment  Agreement dated November 4, 2004 between Peter K. Hansen and the Company.
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