Form 10-K
period 2004-12-31
NYFIX INC
filed 2005-06-30
CIK 99047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                              (Title of each class)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

The  aggregate  market value of the voting stock held by  non-affiliates  of the registrant was approximately  $142 million at the close of the last business day of the  registrant's  most recently  completed  second  quarter (June 30, 2004).
Solely  for the  purpose  of this  calculation,  shares  held by  directors  and officers of the  Registrant  have been excluded.  Such  exclusion  should not be deemed a  determination  by the Registrant that such  individuals  are, in fact,
"affiliates" of the  Registrant.  The amount shown is based on the closing price of NYFIX common stock as reported on the NASDAQ stock market.

The number of shares of NYFIX Common Stock, par value $0.001,  outstanding as of
May 31, 2005 was 32,442,431.

                                   NYFIX, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

ITEM     DESCRIPTION                                                        PAGE

                                     PART I

                                     PART II

Item  5.   Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities................33

Item  6.   Selected Financial Data............................................36

Item  7.   Management's Discussion and Analysis of Financial Condition

Item  9.   Changes in and Disagreements with Accountants on Accounting

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................80

Item 11.   Executive Compensation.............................................83

Item 12.   Security Ownership of Certain Beneficial Owners and

                                     PART IV

ITEM 15.   Exhibits and Financial Statement Schedules.........................93

           Signatures.........................................................97

                                   NYFIX, INC.

        CERTAIN STATEMENTS CONTAINED OR INCORPORATED BY REFERENCE IN THIS FILING
WITH THE  SECURITIES  AND EXCHANGE  COMMISSION  ON FORM 10-K THAT ARE NOT PURELY
HISTORICAL  ARE  FORWARD-LOOKING  STATEMENTS,  WITHIN THE MEANING OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995, AND ARE BASED ON MANAGEMENT'S BELIEFS,
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
THIS FILING ON FORM 10-K. THE  FORWARD-LOOKING  STATEMENTS  CONTAINED HEREIN ARE
MADE AS OF THE DATE  HEREOF AND WE,  EXCEPT AS MAY BE  REQUIRED  BY LAW,  DO NOT
UNDERTAKE ANY OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENTS,  WHETHER AS A
RESULT OF FUTURE EVENTS, NEW INFORMATION OR OTHERWISE.

GLOSSARY OF TERMS

        When used in this  Report on Form 10-K,  the terms  "NYFIX,"  "Company,"
"we,"  "us," or "our" mean  NYFIX,  Inc.  and its  subsidiaries.  The  following glossary of terms is intended to provide a point of reference to the reader.

        "$2  brokers"  refers  to an  extensive  array  of  independent  brokers operating on the trading floor of the New York Stock Exchange ("NYSE").

        "AMEX" refers to the American Stock Exchange.

        "APIs" refers to application programming  interfaces,  which is a common expression in software programming where information is passed between programs.

        "ASP" refers to an application service provider,  which is a third-party entity that manages and  distributes  software-based  services and  solutions to customers across a wide area network from a central data center.

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

        "Broker-dealer"  refers  to a person  or firm,  registered  pursuant  to section 15 of the Securities Exchange Act of 1934, in the business of buying and selling  securities  as a broker or a dealer.  A broker is an agent who executes orders on behalf of clients, whereas a dealer acts as a principal and trades for the dealer's own account.

        "Buy-side"  refers to  institutional  investors such as money  managers, mutual funds, hedge funds, banks,  insurance companies and pension plans who are professional participants in the securities markets.

                                   NYFIX, INC.

        "DOT" refers to the Designated  Order  Turnaround  system,  which is the electronic system that transmits NYSE member firms' market and day limit orders, up to specified  sizes in virtually  all Listed  Securities,  through the common message switch to the proper trading floor  workstation.  Specialists  receiving orders through DOT execute them in the trading crowd at their posts,  as quickly as market  interest and activity  permit,  and return reports to the originating firm's offices via the same electronic circuit that brought them to the floor.

        "DTCC"  refers to the  Depository  Trust and Clearing  Corporation.  The
DTCC, through its subsidiaries,  provides clearance,  settlement and information
services  for  equities,   corporate  and  municipal   bonds,   government   and
mortgage-backed  securities,  over-the-counter  credit  derivatives and emerging market debt trades.

        "DVP/RVP"  refers to Delivery  Versus  Payment/Receive  Versus  Payment,
which refers to the delivery or receipt of securities  for cash that takes place on the settlement date of a trade.

        "ECN" refers to an Electronic  Communication  Network. An ECN is a fully automated,  private  electronic  network  similar to an ATS, which allows market participants  on an equal basis to match orders and post quotes in the US equity markets with or without the  participation  of Market Makers or other middlemen.
ECNs permit individuals,  institutions, and Market Makers to directly make their own market in a particular  stock.  Although  ECNs operate much like  electronic stock  exchanges,  they are not exchanges as a matter of law.  ECN's offer after hours trading and anonymity in trading Nasdaq stocks.

        "EuroLink" refers to EuroLink Network, Inc., our wholly-owned subsidiary.

        "FIX" refers to Financial Information eXchange.

        "FIX  protocol"  refers  to a  messaging  standard  developed  by market participants  to  enable  real-time  "standard  formatting"  for the  electronic exchange of order and execution information between broker,  buy-side,  exchange and back-office trading related systems.

        "FSA"  refers  to  the  Financial  Services  Authority,   which  is  the
replacement  regulating body for the Securities and  Investments  Board ("SIB").
The FSA,  which  came  into  being  on  October  28,  1997,  has all  regulatory responsibilities for the UK financial services industry.

        "Give up" refers to the action of a broker  excluding his or her name in a securities transaction that involves two other brokers.

        "Initial  Partners"  refers to the  seven  global  investment  banks and brokerage firms who, together with the Company, formed NYFIX Millennium in 1999.

        "Institutional  Investor" refers to a financial institution that invests large  amounts  of  money  in  the  stock,  bond  and  other  financial  markets professionally  on behalf of other people  (e.g.  a pension or insurance  fund).
This contrasts with an individual or 'retail' investor  investing his or her own money.

        "Intra-day Funding" refers to commitments from unaffiliated institutions to provide funding during a trading day.

        "Introducing  Broker"  refers to a broker who is not permitted to accept money, securities, or property from a customer.

         "ISE"  refers  to  International  Securities  Exchange,  an  electronic options exchange.

                                   NYFIX, INC.

        "ITS" refers to the Intermarket Trading System, which began operation in
1978. ITS, is an ECN that links nine US markets: the NYSE, AMEX, Boston ("BSE"),
Chicago ("MSE"),  Cincinnati ("CSE"),  Pacific ("PSE") and Philadelphia ("PHLX")
stock exchanges,  the Chicago Board Options Exchange  ("CBOE"),  and Nasdaq. The
system enables market professionals to interact with their counterparts in other markets.

        "Javelin"  refers  to  Javelin  Technologies,   Inc.,  our  wholly-owned
subsidiary, and its subsidiaries.

        "Listed  Securities" refers to securities,  such as shares of stocks and bonds, which are quoted on the NYSE or AMEX.

        "Market Maker" refers to a  broker-dealer  that is willing to accept the risk of holding a particular number of shares of a particular  security in order to facilitate trading in that security.

        "NASD" refers to the National  Association of Securities Dealers,  which governs behavior of member firms.

        "Nasdaq"  refers  to the  Nasdaq  Stock  Market,  which  is the  largest stock-based equity securities market in the United States of America.

        "New  Partners"  refers to four global  investment  banks and  brokerage firms who became partners in NYFIX Millennium in 2001.

        "NFA" refers to the National Futures  Association,  which is the futures industry's  self-regulatory  organization  under  Section  17 of  the  Commodity
Exchange Act.

        "NMS"  refers to the  National  Market  System,  which  consists of nine over-the-counter  markets - linked  electronically by ITS computers:  AMEX, BSE,
CSE, MSE, NYSE, PSE, PHLX, CBOE and Nasdaq.

        "NOC" refers to a network operations center, which is the physical space from which a typically large  telecommunications  network is managed,  monitored and supervised

        "NYFIX Clearing" refers to NYFIX Clearing Corporation,  our wholly-owned subsidiary.

        "NYFIX   International"   refers  to  NYFIX   International   Ltd.,  our
wholly-owned subsidiary.

        "NYFIX  Millennium"  refers to NYFIX Millennium,  L.L.C.,  our 80%-owned subsidiary.  The  remaining  20%  is  owned  by  ten  (formerly  eleven)  global investment banks.

        "NYFIX Network" refers to our  proprietary  owned and operated  networks connecting brokers, institutions and exchanges.

        "NYFIX  Overseas"  refers  to NYFIX  Overseas,  Inc.,  our  wholly-owned subsidiary.

        "NYFIX  Partners"  refers  to NYFIX  Partners,  Inc.,  our  wholly-owned subsidiary.

        "NYFIX Transaction Services" refers to NYFIX Transaction Services, Inc., our wholly-owned subsidiary.

        "NYFIX USA" refers to NYFIX USA LLC, our wholly owned subsidiary.

        "NYSE"  refers to the New York Stock  Exchange,  which is the largest of the nine exchanges in the National Market System.

                                   NYFIX, INC.

        "OBMS"  refers to our  futures  and  derivatives  Order Book  Management
System product.

        "OMS" refers to Order Management System(s).

        "Open outcry"  refers to a public  auction system used for trading where communication is by shouting and hand signals between traders.

        "Option" refers to an option that the Company purchased from the Initial
Partners and the New Partners to buy an  additional  30%  ownership  interest in
NYFIX Millennium.

        "OTC,"  "OTC  Securities"  or "Over the  Counter  Securities"  refers to securities  that are not  traded on a listed  exchange,  but  which  are  traded between  dealers by telephone or computer.  Securities  traded on Nasdaq markets are OTC Securities.

        "Quote  Aggregator"  refers to an electronic  trading  system capable of receiving  market data feeds from  multiple  sources and  displaying a composite screen of prices.

        "Regulation  ATS" refers to the order handling rules the SEC promulgated in December 1998 relating to the regulation of certain ATSs.

        "Regulation  NMS"  refers to the rules  promulgated  by the SEC in April
2005 relating to US Equity Market structural reform, access fees and market data availability and revenue allocation among SROs..

        "Renaissance"  refers to  Renaissance  Trading  Technologies,  LLC., our wholly-owned subsidiary.

        "Sarbanes-Oxley" refers to The Sarbanes-Oxley Act of 2002.

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

        "US" refers to the United States of America.

        "Upstairs  Traders"  refers to a network of trading  desks for the major brokerage firms and institutional  investors,  which communicate with each other

                                   NYFIX, INC.

by means of electronic display systems and telephones to facilitate block trades and program trades.

        "WAN" refers to wide area network  comprising the integration of several or many inter-connected networks.

                                   NYFIX, INC.

                                     PART I

INTRODUCTORY NOTE

        We restated the accompanying  consolidated  financial statements for the years ended December 31, 2003 and 2002 to reflect  adjustments for misstatements as further discussed in Note 2 to the Consolidated Financial Statements.

ITEM 1. BUSINESS

GENERAL SUMMARY

        NYFIX, founded in 1991, is incorporated in Delaware and headquartered in
Stamford,  Connecticut.  We are an  established  provider  to the  domestic  and international  financial  markets  of  an  industry  interconnectivity  network,
electronic   trade   communication   technologies,   trading   workstations  and
middle-office  trade  automation  technologies.  Our NYFIX  Network  is a "large
industry  utility"   connecting   broker-dealers,   institutions  and  exchanges
globally. In addition to providing technology,  we provide via the NYFIX Network a variety of  electronic  execution  services  and  clearing  through our broker dealer  subsidiaries.  Through  our  datacenters  and central  organization,  we provide the  underlying  operating  capabilities  of most of the services to our customers  on a fully  supported  24/7  service  bureau  basis.  We generate our revenue from technology and transaction fees.

        We own or license all of our products  and services and provide  product innovation,  development, systems development, data center, network, systems and help-desk  operations  support to our  markets.  We market  directly  to our end customers globally and have little reliance upon distribution  partners or other distributors.

        In addition to our  headquarters  in  Stamford,  we have offices on Wall
Street in New York City,  in London's  Financial  District,  in Chicago,  in San
Francisco,  and in Madrid. We operate redundant data centers in the northeastern
US with data center hubs in London, Amsterdam, Hong Kong and Tokyo.

        We have  organized  and operate our business  within two  segments:  our
Technology Services segment and our Transaction Services segment.

        Our   Technology   Services   segment  is   comprised  of  four  of  our
subsidiaries:  NYFIX  USA,  NYFIX  Overseas,  Javelin,  and  Renaissance.  These
businesses  work  together  as  technology   providers,   focusing  on  offering
trade-management   systems,  a  centralized  industry   order-routing   network,
order-routing software,  exchange-floor  automation systems, exchange and market access technology and post-trade  processing  systems.  Our Technology  Services customers consist  primarily of US securities  brokerage firms and international
derivatives   brokerage  firms.  Our  Technology   Services  segment   generates
subscription, capital sale and service revenue.

        Our Transaction Services segment is comprised of six of our subsidiaries
- NYFIX Millennium,  NYFIX Transaction Services,  and NYFIX Clearing,  which are
NASD  registered   broker-dealers;   NYFIX  Partners,  which  was  approved  for
membership  in the  NFA  in  2002,  is our  Introducing  Broker  for  derivative transactions; NYFIX International,  which was incorporated in the United Kingdom on March 29, 2004, is a broker-dealer registered with the FSA in connection with of our expansion into European and other international markets; and EuroLink. We acquired the remaining 60% of EuroLink that we did not own,  effective March 29,
2004. We have integrated  EuroLink's  operations,  which represented our initial transaction efforts in the European markets, into NYFIX International.

                                   NYFIX, INC.

        Our Transaction  Services segment,  as a part of its customer offerings, utilizes the NYFIX Network globally to provide  electronic  execution  services.
NYFIX Millennium provides an electronic execution venue under Regulation ATS for
trading  in  US  Listed   Equities.   NYFIX   Transaction   Services  and  NYFIX
International  provide  technology and direct market access and execution links.
NYFIX Clearing,  a member of the DTCC, settles and clears transactions on behalf of NYFIX  Millennium and NYFIX  Transaction  Services.  In addition to providing direct  electronic  market  access  to all the  major  US  Equity  Markets,  the
Transaction  Services  segment  provides  enhancements to the electronic  market interaction process, which are designed to improve investor execution results.

        While NYFIX  Partners has not initiated any active  business to date, we expect to offer derivatives execution services,  on a per-transaction  basis, to our  current  and  future  buy-side  customers.  We  recently  entered  into one agreement  for a  clearing  partnership  with one of our  large FCM  clients  to complete the business  structure  going  forward.  We are also in the process of integrating  our OBMS offering into our US datacenters as an ASP offering.  When this  transition  is complete,  which is  anticipated  in 2005,  we expect NYFIX
Partners to become an active Introducing Broker.

        In recent  years,  we  invested  heavily in  pursuing a  growth-oriented strategy and  organized  those efforts  largely  through our  subsidiaries.  Our investment  efforts  include  sustaining  and  growing our  original  technology business  servicing broker dealers during  challenging  market  conditions.  Our efforts have focused on developing and  penetrating  new markets and introducing new technologies that can change the traditional  methods used to manage trading flows in the  buy-side  institutional  market  place,  a large  market place not previously serviced by us.

        After  the  introduction  of our  NYFIX  Network  in 1998,  although  we experienced  quarter over quarter revenue growth from 1999 through 2001, we also generated operating losses.  Thereafter, as a result of the impact of the tragic events  of  September  11,  2001  on our  "broker-centric"  customer  base,  the subsequent  downturn  in the  financial  markets  in  2001  and  2002,  and  the fixed-cost base of our acquired subsidiaries,  we have not been able to generate sufficient  revenue to offset our operating  costs and, thus,  have continued to experience  operating  losses.  We believed  and still  believe  that  increased adoption and  acceptance of electronic  and  computerized  processes will hasten changes  in the US  equity  market  structure  and the  distribution  chain  for financial markets.

        As an  established  provider  with a  track  record  of  innovation,  we believed  and still  believe  that our  decision to continue to invest  during a period of  challenges in the  financial  markets in recent  years,  was not only necessary  from a  re-positioning  perspective,  but is  also  supported  by our assessment  that larger  opportunities  will  develop for us in an  increasingly electronically operated environment.

        Our NYFIX Network  provides us with a valuable  resource for growth.  We believe that our ability to embed products that deliver  improvements  in speed, quality  of  execution,  and cost  efficiency  to our  customers  provides  us a competitive advantage.

ACQUISITIONS

        The  following  represents  summaries  of our  recent  acquisitions  and investments that led to the current structure of our two business segments.

TECHNOLOGY SERVICES SEGMENT

RENAISSANCE

        Renaissance was formed to commercialize our Nasdaq trading platform (the
"Platform").  Our key considerations for the acquisition of Renaissance included the  ability  to sell  our  products  into  the OTC  market,  or by  integrating
Renaissance  features into existing NYFIX products to enable customers to have a single view and access to the OTC and listed marketplaces from one workstation.

        In  the  fourth  quarter  of  2002,  we  acquired  an  18%  interest  in
Renaissance.  In connection with our investment,  we acquired, for $1.0 million, the  intellectual  property  rights and source code to the Platform from a major

                                   NYFIX, INC.

bank and brokerage firm, and contributed such  intellectual  property rights and source  code to  Renaissance.  In the third  quarter of 2003,  we  acquired  the remaining 82% of Renaissance.

        The total  purchase  price for  Renaissance  was  $11.8  million,  which included: (i) the issuance of 821,939 shares of our common stock at an aggregate value of $4.1  million;  (ii)  promissory  notes payable in shares of our common stock or cash, at our option,  with a fair value at the acquisition date of $2.7 million;  (iii) cash of $4.4 million,  which we loaned or funded to Renaissance;
and (iv) the source code Platform  acquired by us from an unrelated  third party and contributed to Renaissance with a fair value of $1.0 million. These amounts, aggregating  $12.2  million,  were offset by 60,000  shares of our common stock, which we  acquired  from  Renaissance,  with a fair  value of $0.4  million.  In return,  we received net  tangible  assets with a fair value of $0.5 million and intangible assets of $3.1 million, resulting in goodwill of $8.2 million.

JAVELIN

        Javelin  specializes  in the  development  of the actual  underlying FIX protocol software used by third party in-house or vendor based  order-management or  portfolio-management  systems.  In utilizing  the FIX  protocol  technology, companies can eliminate the high costs and associated  risks of developing their own proprietary  network links and implementing a non-standard  protocol.  NYFIX was an early supporter and adopter of the FIX protocol.  We provided software to third  parties,  which  competed  with  Javelin,  until  1998,  when we  focused
Javelin's FIX development  resources and expertise on imbedding the FIX protocol directly  into the  NYFIX  network  and our  portfolio  of  products.  Given the significant  market  penetration  and ongoing  distribution  relationships  with
third-party  order  and  portfolio   management  systems   providers,   our  key
considerations  for the  acquisition  of Javelin  included  the  ability to more quickly  penetrate the buy-side  market,  cross-selling  multiple  layers of FIX dependent product  offerings,  including  cross-selling of our core products and transaction  services,  and a single  point of  electronic  broker and  exchange access  across all major  domestic  and  international  equity  and  derivatives exchanges.

        In the first quarter of 2002, we acquired 100% of the outstanding  stock of Javelin. The total purchase price was $54.7 million, which we financed with a combination  of (i) cash of $10.0 million;  (ii) 2,784,896  shares of our common stock  having a fair value of $41.2  million;  and (iii)  493,699  shares of our common  stock having a fair value of $3.5  million  reserved  for issuance  upon exercise of Javelin  stock  options  assumed by us. In return,  we received  net tangible assets with a fair value of $4.0 million and intangible  assets, net of the tax effect, of $5.2 million, resulting in goodwill of $45.5 million.

        Of the  aforementioned  purchase price, $1.0 million in cash and 270,945 shares of our common  stock,  having a fair  value of $4.0  million at March 31,
2002,  were being  held in escrow by an  unrelated  party,  subject to a working
capital  adjustment.   On  March  15,  2004,  a  representative  of  the  former
shareholders  of Javelin  executed a settlement  agreement  with us that,  among other  things,  paid us $1.2  million and  distributed  the shares of our common stock held in the escrow fund to the former  Javelin  shareholders.  We recorded the $1.2  million of net  proceeds  received  from the  settlement  in the first quarter of 2004 as a reduction in goodwill.

                                   NYFIX, INC.

TRANSACTION SERVICES SEGMENT

EUROLINK

        On March 6, 2002, we acquired a convertible  preferred stock interest in
EuroLink,  with its  operations  based in  Madrid,  for  $4.0  million  in cash.
EuroLink offers the European securities industry direct electronic access to the
US equity markets from Europe.  EuroLink offers our equity products and services to the European  marketplace,  primarily  on a  transaction  fee basis.  Our key consideration  for the  acquisition  of EuroLink was the expected  synergy to be achieved by combining  EuroLink with NYFIX  International,  our recently  formed
London-based   broker-dealer   subsidiary  through  which  we  plan  to  capture
electronic order flow to and from the US and within Europe.

        The  preferred  stock  automatically  converted  into a 40% common stock interest on March 6, 2004.  Effective  March 29, 2004, we acquired the remaining
60% of EuroLink  that we did not  already  own for $24,000 in cash and  one-year promissory  notes issued and payable in shares of our common  stock or cash,  at our option, having an aggregate fair value of $0.5 million. We intend to pay the notes  using  shares of our common  stock.  Due to the delay in issuing our 2004 consolidated  financial statements,  we were unable to issue our common stock to satisfy this debt. We intend to settle this  obligation  through the issuance of common stock as soon as practicable  subsequent to the filing of our 2004 Annual
Report on Form 10-K.

        The  total  purchase  price  for  100% of  EuroLink,  consisting  of our pre-acquisition  equity  investment basis of $3.0 million,  notes receivable and
advances  of  $1.0   million,   the   promissory   notes  of  $0.5  million  and
acquisition-related  expenses of $0.1 million,  was $4.6 million.  The excess of the  purchase  price  over the fair value of the net  assets  acquired  was $2.9 million and has been recorded as goodwill.

NYFIX MILLENNIUM

        NYFIX  Millennium,  a  broker-dealer,  developed  an  ATS,  which  is an electronic  system that  matches  buyers and sellers in a  completely  anonymous environment.

        In  1999,   NYFIX   Millennium   was  formed  by  us  and  seven  global
international  investment  banks and brokerage firms  consisting of the "Initial
Partners:" Deutsche Bank US Financial Markets, ABN Amro Securities (formerly ING
Barings),  Lehman Brothers,  Morgan Stanley Dean Witter Equity Investments Ltd.,
Alliance  Capital  Management  (formerly  Sanford C.  Bernstein & Co.),  Societe
Generale Investment Corporation (formerly SG Cowen) and UBS Warburg. The Initial
Partners  collectively invested $14.0 million in exchange a collective ownership interest  of 50% in NYFIX  Millennium.  We invested  $2.0  million and owned the remaining  50%.  We  purchased  from the  Initial  Partners  an option to buy an additional  30% ownership  interest  (for a total of 80% ownership  interest) in
NYFIX Millennium (the "Option") by us issuing to the Initial Partners our common stock with a fair value of $34.6  million.  The Option,  which had no expiration date, was  exercisable at any time, by issuing  additional  shares of our common stock to the Initial Partners.  The fair value of our common stock issued to the
Initial  Partners  was  $20.6  million  in  excess  of the $14  million  Initial
Partners' cash equity investment in NYFIX Millennium.  We allocated $4.2 million to the fair  value of the Option and wrote off the  remaining  $16.4  million in
1999.

        During 2001, NYFIX  Millennium  added four "New Partners"  consisting of
Bank of America,  Wachovia  Securities  (formerly  First Union  Securities)  and
LabMorgan  Corporation  (formerly two partners J.P. Morgan & Co. and Chase H&Q).
The New Partners  collectively invested $8.0 million in exchange for a ownership interest in NYFIX  Millennium.  To maintain our 50% ownership  interest in NYFIX
Millennium,  the Initial Partners agreed to be diluted and we reduced certain of our  rights to share  future  dividend  distributions  of NYFIX  Millennium.  We purchased from the New Partners an option,  similar to the Option purchased from the Initial Partners,  to buy an additional 30% ownership  interest (for a total of 80% ownership  interest) in NYFIX Millennium by issuing our common stock with a fair value of $8.4 million to the New  Partners.  The fair value of our common stock  issued to the New Partners was $0.4 million in excess of the $8.0 million

                                   NYFIX, INC.

New Partners' cash equity investment in NYFIX Millennium. We allocated this $0.4 million to the fair value of the Option. Hereinafter, references to "the Option"
include the option received from both the Initial Partners and the New Partners.

        Effective  February  1, 2002,  we  exercised  the  Option and  increased ownership  interest  in NYFIX  Millennium  to 80%,  by  issuing  to the  Initial
Partners and New Partners shares of our common stock,  with a fair value of $4.5 million.  The excess of the  aggregate  purchase  price of $9.1 million over the fair value of the net assets  acquired  was $7.1  million  and was  recorded  as goodwill.  Some of our key  considerations  for the acquisition of an additional
30% ownership interest in NYFIX Millennium included our ability to control NYFIX
Millennium's  operations to effect  changes in its business model as a result of the attractiveness of the synergies anticipated with our recently-acquired NYFIX
Transaction Services broker-dealer and soon-to-be acquired Javelin business.

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

MARKETS - GENERAL

        Our products and services  provide a specialized  set of technology  and technology driven execution  services to the domestic and international  markets for trading in  financial  instruments.  In order of  priority,  we focus on the equities and  exchange-traded  derivatives  markets.  Through the application of technology  and  business  concepts,  we automate  work-flows,  both at the user work-station level and in the interactive  process of transmitting and executing
orders  between  buy-side  institutional  investors,   brokers,   exchanges  and
alternative market venues including ECNs and ATSs.

        We only provide  solutions to  organizations  professionally  engaged in proprietary trading or handling of customer orders in the financial markets. Our customer list includes more than 50 of the top 100 US brokerage firms, 40 of the top 200 buy-side  institutions,  and a number of US and international  brokerage firms and buy-side institutional investors which trade in markets outside of the
US.

        In the last ten years,  market  forces and  regulations  have created an industry wide transition from voice and telephone  based  securities  trading to computerized  order-handling,  transmission and real-time transaction compliance recording.

        Increasingly in the last several years, we believe fund-holders, pension plans,  professional  end-investors and market regulators have become focused on the conflicts that exist in the long standing practices in which  money-managers or institutional  investors  direct their  order-flow and commission  dollars to brokers,  based on the  brokers'  favorable  bundling  of  executions  services, distribution  of initial public and secondary  offerings,  commitment to deliver research, entertainment and reimbursement of services used by money-managers and institutional  investors.  The search for optimal  execution quality and minimal market impact has become a focus of investors and regulators,  prompting changes and proposed changes in regulation and investor  charters,  as well as increased calls for "unbundling" of broker-provided research,  reimbursement and execution services and more transparency in reporting the existence of such relationships.

                                   NYFIX, INC.

        With this increased focus on prioritizing investor execution results, we believe that there is a market  opportunity for direct  electronic market access integrated with computerized enhancements that are designed to optimize investor execution  results.  We also  believe  that  there is an  increasing  market for documenting and supporting transaction costs.

        Our main  growth  strategy,  based  on our  established  technology  and investments  in new  technologies  and market  segments,  is to respond to these market  developments  with a unified packaging of our NYFIX Network as a "global utility." We offer  products  that are  designed to address the  above-described needs while providing automatic and seamless unification of the data-elements of
trade-management,   trade-routing,   market   access,   computerized   execution
enhancements and real-time transaction statistics.

        For our traditional  Technology Service segment, we see our strategy for
2005 as effectively managing our customer base. While we see limited opportunity for revenue growth,  we believe that we have the opportunity to generate profits and maintain this strategically  important component of our overall product mix.
We believe we can  maintain  our  position as a leading  provider of  technology solutions.  While  the  market  continues  to  change,  our  goal is to focus on
"quality" revenue and enhanced profitability.

        We are a leading  provider  in the US equity  market of  exchange  floor systems and advanced electronic gateways to connect exchanges, such as the NYSE, and of trader  workstation  products for "sales" and "block"  traders working at the trading desk of a typical large brokerage firm. We own and lease  stationary workstations  and mobile  systems to our customers on the floor of the NYSE and, via our NYFIX Network,  typically  process several hundred million shares a day, representing  a significant  market share of the NYSE volume.  With the movement away from the  traditional  floor-broker  open outcry  exchanges  to  electronic environments,  as  seen in  almost  all  international  equity  and  derivatives exchanges and gradually but  increasingly in the US, the interaction  within and among these markets has changed.  We believe this will change further due to the trading system  technology that is available coupled with new and updated market regulations.  There have been several  regulatory changes which we believe favor and  ultimately  mandate  that  the  type of  technologies  that we  provide  be integrated  into  daily  trading  processes  for  both on  floor  and off  floor operations.  Examples of SEC regulations include: Regulation 123, which mandates on the floor trade  reporting  requirements;  Regulation  344, which  formalizes business continuity process requirements:  and the latest, Regulation SHO, which describes short sale handling.  Regulation NMS mandates  intermarket  protection against  trade-throughs for automated  markets,  which we believe will result in significant change in the physical call auction market currently in place at the
NYSE and AMEX.  There  appears  to be an  industry  consensus,  based on comment letters received by the SEC, that market participants should have access to auto execution and auto quotation,  thereby  reducing the manual processes that exist today on the floor of the NYSE and AMEX.

        We are  responding to the  evolution of call based auction  markets into competing quote based markets with our NYFIX Renaissance offering.  Our products assist our  customers in managing  this  potential  transition  away from a call auction market for Listed Securities to a quote-based market.

        While the broker needs more sophisticated  technology to interact with a much faster  hybrid  market  structure,  many  institutional  investors  who use computerized  systems  to  transmit  orders  to their  brokers,  and in turn the market, are seeing a changing role for the traditional broker. This narrowing of the gap between the institutional  investors'  systems and those of the exchange markets is  illustrated,  we believe,  by the fact that many orders today travel
"hands-free"  from the  institutional  investor's  computer  systems  via broker electronic  systems  to the  exchange  or other  execution  venue and back after execution without any human intervention. For our sell-side brokerage customers, we believe that the  development of new  categories of value added  capabilities can provide operating efficiencies that could help them generate cost efficiency from a potential de-emphasis of their floor based operations. One example is the

                                   NYFIX, INC.

use of NYFIX's  proprietary  algorithms  that  simulate  the behavior of a human intermediary.  NYFIX OMS  clients  pay for the usage of these  products on a per share basis as opposed to a fixed cost model.

SEGMENT OVERVIEW

        Our  segments  are  responsible  for all  customer  facing  arrangements relating to providing  products and services.  Financial  information by segment and geographic area is set forth in Note 16, "Business  Segment  Information" of our Notes to Consolidated Financial Statements as noted in the Index.

OUR TECHNOLOGY SERVICES SEGMENT

PRINCIPAL MARKETS

        The US equity  market is made up of Listed,  OTC and third market traded stocks.  Listed stocks are traded on the floors of the NYSE,  the AMEX and other regional  exchanges.  OTC stocks are traded in electronic market centers such as
Nasdaq,  Archipelago and ECNs and ATSs,  which include NYFIX  Millennium.  Third market traded stocks are exchange  listed  securities that are not traded on the floor of the NYSE.

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

        Since  2003,  both the  NYSE and  Nasdaq  have  experienced  significant changes and challenges that will have continued through 2005. ECNs and ATSs have increased the competitive  pressures on both the NYSE and Nasdaq,  and attention from  regulators  and  buy-side  institutions  could lead to changes in the NYSE specialist  system.  Depending  on the nature of the  changes,  we believe  such changes could negatively  impact the future sales of technology to support floor brokers working for firms operating directly on the floor of the NYSE.

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
We offer central market access  technology  designed to address  multiple market centers and direct orders to the market center  representing  the best execution opportunity  at any given  time and  high-speed  systems  that can  handle  high trading  volumes,  support  connectivity to multiple market execution venues and adhere to the compliance and regulatory  specifications  that are unique to each different market center.

        The   international   derivatives   market  has  experienced   increased
consolidation  of trading  activities  across all asset classes and  competition between  market  centers  quoting the same or each  other's  instruments.  NYFIX
Overseas established connectivity to over twenty global derivative exchanges and has provided for its major global  customers the ability to route orders between their  global  order  books  covering  three  geographical  regions - the United
States,  Europe and the Pacific Rim. These  exchanges  include the major Futures
and  Equity  markets,   such  as  the  pan-European   Exchange,   including  the

                                   NYFIX, INC.

London-based  International  derivatives market, Liffe ("Euronext");  the London
Stock Exchange ("LSE");  the European  derivatives  exchange,  Eurex;  Germany's
Xetra;  the Chicago  Mercantile  Exchange  ("CME");  the Chicago  Board of Trade
("CBOT"); and the regional exchanges in Montreal, Sydney, Hong Kong and Tokyo.

CURRENT BUSINESS AND BUSINESS DEVELOPMENT

        Our Technology  Services segment  generates  revenue  primarily  through subscription  sales  of  its  products  and  services  to  sell-side  securities brokerage firms in the US and Europe. These products and services include broker desktop  OMS,  exchange  floor  systems,  exchange and market  access  gateways, clearing and  back-office  gateways,  FIX engines and monitoring  products,  and networked counterparty  connectivity through our NYFIX Network. We offer similar products  and  services,  except for  counterparty  connectivity,  to  sell-side brokerage firms in international derivatives markets.

        In the US equity markets,  our Technology  Services  segment has derived most of its revenue primarily from our automation  products and services for the
Listed Securities  marketplace,  which encompasses trading on the NYSE, the AMEX and  regional  exchanges.  During  2004,  as a  result  of  our  acquisition  of
Renaissance,  we continued to expand our sell-side  trader  workstation  product portfolio to target the Nasdaq OTC market.

        We are also examining the market for several post trading and compliance related  products and services that can  potentially  be delivered via our NYFIX
Network. The recent release of our NYFIX Sidekick product in 2004 represents our first offering of transaction cost analyses.  NYFIX Sidekick,  which is embedded within our NYFIX  Network,  evaluates the quality of trade  executions on a real time basis for our customers.

PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION

        We primarily sell products  directly to end-customers and distribute our services  through  the  NYFIX  Network.  Capital  sales are  delivered  with the customer option of using the NYFIX Network  facilities or they can provide their own.  Products  distributed this way are the Javelin  software  products and the
OBMS derivatives trading platform.

        For the  brokerage  (or  sell-side)  community,  we  provide  a range of services,  available  through  our NYFIX  Network.  The NYFIX  Network  provides brokerage  firms with  connectivity  to their  buy-side  customers as well as to various exchanges,  ECNs and ATSs. The NYFIX Network also provides  connectivity to $2 brokers.  Our  Technology  Services  segment offers OMS for exchange floor trading,  including a wireless  broker  handheld,  which enables  exchange floor customers  to  receive  orders  electronically  from  trading  desks  and  route execution information, all in real-time. The segment offers a variety of trading workstation products for brokerage firm trading desks, a series of available OMS options and a number of auxiliary services with our OMS products.  These include
interfaces  to  various  back  office  systems,   data  storage  and  retrieval,
electronic  submission  of trade  data to NYSE  systems  and other  services  to facilitate STP.

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

                                   NYFIX, INC.

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

        Our  focus on high  availability  in the  design  of our  data  centers, systems and network,  and many  available  end-points  are in our view important competitive  elements in our offering.  Further information on our data centers, systems and network is outlined  under the  "Technology  Operations"  section in this Report.

        Our network provides several layers of services, including:

        o    Basic  high-speed  connections  to a  large  number  of  end-points
             (counterparties  and exchanges) on a secure  financial  transaction network;

        o    Centralized  certification of connected  parties in compliance with
             FIX; and

        o    A simplified, centralized one-to-many communication set-up for each party via a main NYFIX hub.

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

        For the third layer of network  products and services,  we introduced in
2004 a number of value added  products for  independent,  benchmarked  real-time monitoring  of  trading  activity  and  quality  of  execution  on all  customer connections available via our NYFIX Network.

        In addition to using our NYFIX Network to provide  connectivity  between parties and venues,  we use our NYFIX Network as an ASP, or service  bureau,  to distribute our customer server  application  products,  such as trading stations and exchange floor stationary or wireless systems. In this ASP environment,  the server  applications  (e.g.,  back-end  systems and  databases)  are  physically located in our data centers and the customer  applications  (the  front-end user application)  are distributed via high-speed data circuits to the customer.  The benefits to the customer and ourselves include the logistical  delivery benefits and the ability for us to more  efficiently and effectively  support our systems and operations.

CUSTOMER SERVER APPLICATION PRODUCTS

        The  following  is a  description  of our  customer  server  application products:

                                   NYFIX, INC.

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

        NYFIX Platinum is our offering of a combined  Listed  Securities and OTC trading  system.  NYFIX Platinum was created by integrating our existing OMS for
Listed Securities trading, FIXTrader, with the acquired Renaissance platform for
OTC securities.

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

        The NYFIX  suite of client  trading  products  is  intended  to  provide enterprise-level  electronic  trading  solutions  that meet  customer  needs and industry requirements for front, middle, and back office trade operations.

GLOBAL DERIVATIVES AND EQUITY TRADING PLATFORM

        NYFIX Overseas products provides a STP solution through electronic order entry,  order-routing and tracking  capabilities on a global platform,  enabling its customers to replace several  fragmented systems that exist within the major brokerage firms.

        The core component of the NYFIX Overseas product offering is OBMS, which is part of the overall  system  implemented on internal or external order desks, trading desks, and on the floor booths of open outcry exchanges. OBMS provides a quick and efficient  execution  platform with pre-trade  risk, and an order book and trade management facility for all order types covering direct access to over twenty major global electronic  exchanges in Europe, the US and the Asia/Pacific
Rim region.

        In addition to the core OBMS and  exchange  access,  the NYFIX  Overseas offering  provides  several  other  components  including  a customer  front-end trading web browser connectivity,  pre-trade risk controls,  desk management for open outcry floors and access to additional  electronic  exchanges and back- and middle-office  systems  through  our FIX  based  gateway  APIs.  NYFIX  Overseas utilizes its gateways to enable individual OBMS installations to be synchronized and communicate in real-time  globally.  Our customers are supported  around the clock via help desk support in London, Chicago and Manila.

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

FLOORREPORT AND MOBILEBROKER

        Our  FloorReport   system  provides  brokerage  firms  with  a  complete
electronic OMS for exchange trading and floor operations.  FloorReport  provides

                                   NYFIX, INC.

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

        Tradescope is our product  designed for use by operations  and help-desk staff to  monitor  the APPIA  FIX  engine  and our  connections  in a  real-time production environment.

        FIXcertier is built on the APPIA FIX  technology  and is a platform that is used to automate FIX  certification  testing.  This product was introduced in
2004 and is commercially  available.  In addition, this product is used by NYFIX internally to make product operations more efficient.

        C-router,  which is a "rules-based" routing module, has been added as an optional enhancement to the APPIA FIX engine software.  The routing component is for sale as an add-on to the base FIX engine.

PRODUCTION FIX SERVICES: SYSTEMS INTEGRATION AND CERTIFICATION

        Although the FIX protocol is a standard,  connecting FIX systems to each other  requires  effort,  skill  and  resources.  We  have  systems  integration specialists  responsible  for enabling  connections to our FIX network.  We have
invested  substantially  in  lab  and  pre-production   facilities  to  build  a
documented  knowledge base of FIX integrations  that we use to cross-connect the over 430 different  customer  systems  within our NYFIX  Network.  Each customer system must pass a formal certification test before being enabled for production trading using our NYFIX Network.

PRODUCT SUPPORT AND SERVICE

        We are  committed  to  providing  our  customers  with high  quality and reliable products and services.  As part of our NYFIX Network, we provide secure and reliable  electronic  connectivity,  certify all  connections to each firm's trading  counter-parties  and provide  around-the-clock  service and support. We maintain redundant data centers as part of our NYFIX Network.

        In our industry, service and specifically quality of service is measured in response time to resolve a systems issue which may be causing a trading issue affecting  business.  We maintain  four  categories  of help-desk  support to be responsive and efficiently address any systems or trading issue that our clients may encounter.  The four  categories of support are separated into our NOC team, technical support desk, trading  application  support desk and execution service and trade processing support desk.

BUSINESS CONTINUITY AND DISASTER RECOVERY PLANNING OUTSOURCING

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

                                   NYFIX, INC.

        Supported by two redundant,  high-availability data centers, part of our offerings include  capabilities for data  communication and data storage and the subsequent retrieval of the customers' current and historical trading data.

OUR TRANSACTION SERVICES SEGMENT

PRINCIPAL MARKETS AND CUSTOMERS

        Our  Transaction  Services  segment  customer  base is comprised of NYSE member firms,  non-member securities firms (NASD registered),  non-US securities firms,  registered investment advisors and US hedge funds.  Transaction Services segment  customers  fall  into  three  categories  based on their  clearing  and execution needs.

        Currently,  the customers of our NASD registered  broker-dealers consist primarily  of US  securities  brokerage  firms  and  US  buy-side  institutions, including  hedge funds,  mutual  funds and other  institutional  investors.  Our
Transaction Services segment primarily generates revenue from the application of commissions  charged on executed  trades to the  following  three  categories of customers:

        o    Member,  non-Member and non-US  securities firms (sell-side  firms)
             are either  self-clearing or rely on a correspondent  clearing firm to clear on their behalf with our Transaction Services segment. Our
             Transaction Services segment bills per share execution  commissions to its customers on a monthly  basis.  These  securities  brokerage firms primarily  utilize our NYFIX  Millennium,  FIXTrader,  direct electronic access and algorithmic trading products described below.

        o    US hedge  funds  (buy-side  firms)  rely on prime  brokers to clear their trades. These customers primarily utilize our Patriot,  NYFIX
             Millennium and direct  electronic  access and  algorithmic  trading products, described below.

        o    Registered  Investment  Advisors (buy-side firms) rely on custodial banks to clear their trades.  These trades are commonly referred to as  DVP/RVP  clearing.  These  are  generally  net  trades in which
             Transaction  Services segment  commission  charges are paid through the settlement and clearing process,  which is typically three days after trade date.  Registered investment advisors primarily utilize
             Patriot and FIXTrader,  and  transaction  services,  Millennium ATS execution and matching system, described below.

PRINCIPAL PRODUCTS AND METHODS OF DISTRIBUTION

        Our Transaction Services segment leverages  cross-selling  opportunities for our NYFIX  Network,  while  distributing  its  products  and our  Technology
Services segment's Trader Workstation Products,  including FIXTrader, which many of our Transaction Services segment customers use to launch their order flow.

        In addition to connecting to customer  internal systems and FIX Engines, our Transaction Services segment tests, certifies with and connects to customers using a variety of institutional  money management OMS', and quote  aggregators, such as Eze Castle  Software,  Charles  River  Development,  INDATA,  Line Data,
Latent Zero, RealTick,  Neovest,  FlexTrade,  Portware, UNX, BNY Sonic Software,
and Lava  Trading.  We also  provide  customers  with  our  Javelin  FIX  Engine technology.  Our open connectivity  business model provides the customers of our
Transaction Services segment with the freedom to select among a variety of front
end  user   applications  or  FIX  engine  products,   including  those  of  our
competitors.

                                   NYFIX, INC.

PATRIOT

        Patriot  integrates  our  customers'  accessibility  to market data with order executing  capabilities for all US equity and option markets.  In addition to electronic access capabilities,  we believe Patriot's ability to route orders to any  destination  on our NYFIX Network  differentiates  it in the  electronic execution aggregation market.

MILLENNIUM ATS

        NYFIX Millennium  developed an ATS focused on the electronic matching of
US  Listed  Securities.  It does not  display  a quote  and our  executions  are completely  anonymous.  Two types of orders are available:  (1) pass through and
(2) conditional. Pass through orders flow through the matching facility on their way to the NYSE or the  AMEX.  These  orders  are only  executed  if they find a marketable  match  within the  National  Best Bid and  Offer.  If there is not a match,  these  orders  are  immediately  routed to their  ultimate  destination.
Conditional  orders  reside in the system and interact  with pass through  order flow as well as execute against other  conditional  orders.  These orders can be compared to and against the bid,  offer,  last sale, and  mid-point.  Volume and bid/offer spread constraints can also be attached to these orders.

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
NYFIX Millennium's volume is primarily cleared on its behalf by NYFIX Clearing.

        We currently  match Nasdaq  trades as part of our  combination  printing agreement  with the ISE. In January  2004, we agreed to provide ISE member firms with an  ability to match US Equity  trades in  combination  with  corresponding options trades. This service went into production in June 2004.

ELECTRONIC NYSE ACCESS

        We provide  electronic  access to the NYSE through the DOT system.  This service  leverages our  significant  FIX production  capabilities,  advanced DOT gateway and SIAC/SFTI  infrastructure.  All NYSE order types, including Direct+,
Institutional  Express,  and  Liquidity  Quote,  are supported by the NYFIX SIAC gateways.

ELECTRONIC NASDAQ ACCESS

        We provide direct routing of orders to Nasdaq and other venues,  such as the Archipelago Exchange and Instinet, for matching and smart order routing.

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

                                   NYFIX, INC.

ELECTRONIC ISE ACCESS

        Direct  connectivity access to the ISE via our NYFIX Network and our FIX
production   environment  gives  options  participants  the  same  technological flexibility afforded our customers in the cash equity markets. NYFIX Transaction
Services'  electronic  access ISE membership  allows it to charge a per contract execution rate. Options trade clearing is currently performed on behalf of NYFIX
Transaction  Services by a  third-party.  NYFIX Clearing is a member of both the
Options Clearing Corporation and the NASD.

SHADOW

        NYFIX Millennium's Shadow order  functionality  enables NYFIX Millennium pegged orders to be represented in both NYFIX  Millennium and Archipelago at the same time.  Users send pegged  orders to NYFIX  Millennium  and a portion of the order is sent to Archipelago and displayed in the NMS while the remainder of the order is exposed anonymously in NYFIX Millennium and subject to execution in the
Millennium ATS.

ISE COMBO MATCHING

        NYFIX Millennium  provides the ISE and our membership with an electronic matching  facility in the underlying  equities trades that are a part of options and common stock trade  combinations.  Having  introduced this facility in 2004,
NYFIX  Millennium  receives a per trade matching fee based on size of the trade, with mutually agreed upon caps and floors.

ALGORITHMIC TRADING

        In 2004, we introduced several algorithmic trading products,  which work in concert with our Listed,  OTC access  products and our Millennium ATS and are designed to improve customer trading results.

OPERATIONS AND SUPPORT

        Capacity,   speed,   security  and  uptime  are   considered   important
competitive  product  parameters  of our  Transaction  Services  segment and are available as a result of the large-scale  infra-structure we built. All products and services are supported by our help-desks  and  operations  staffs located at our Wall Street and Stamford offices.

SALES AND MARKETING

        We  generally  provide  our  products  and  services  to our  Technology
Services customers on one to three-year subscription and service agreements with automatic annual renewals at the end of the initial term.  Transaction  Services contracts identify per share commission charges but do not, typically, guarantee order flow.

        We maintain an in-house  marketing  department  that performs  marketing functions,  including production of exhibition and special events,  planning and production of  collateral  marketing  materials  and planning and  production of advertising and web promotion.  We focus primarily on direct  marketing  efforts designed to reach our target segments of customers,  which we believe results in a more effective return on our marketing investment, rather than mass marketing.

TECHNOLOGY OPERATIONS AND PRODUCT DEVELOPMENT

OPERATION OF OUR NYFIX NETWORK AND OUR DATACENTERS

        We rely upon  telecommunication  carriers in operating our NYFIX Network and our data centers.  Because our data volume is significant and to achieve the

                                   NYFIX, INC.

highest level of availability,  we use multiple  telecommunication  carriers for data transport  between our data centers and to our customers,  including  AT&T,
Sprint, MCI, Qwest, Verizon, Colt and SingTel. With this diversity,  we decrease our reliance on any single telecommunication service provider without materially losing the benefit of economies of scale.

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
Our building  block  architecture  relies upon  advanced  technology  standards,
including   storage   area   network   architecture,   which  is  employed   for
high-performance  database  access and transaction  processing.  We maintain two data  centers,  either  of which  can  support  all of our  critical  production operations and provide  redundancy for our customers.  We also maintain our WAN, which we host for customer usage, providing us direct access for troubleshooting problems.  An automated system continuously  monitors our NYFIX Network and data center infrastructure, logging the performance of communication lines, equipment and systems and  supporting  our effort to provide no or minimum  disruption  of continuous availability of our services.

        Our  infrastructure  currently  processes  several  million  orders  and executions  per day with peak rates of hundreds  of orders per second.  Critical processes are monitored by the NYFIX Network  Operations Center (NOC).  Hardware
and software is continuously  upgraded to insure  adequate  capacity during peak traffic hours.

        Our primary  data  centers are  located in two  independent,  separately located data center facilities in New Jersey and New York,  so-called "redundant centers." The data centers were previously serviced by the same electric utility via different  sub-stations  but are now serviced by different power  companies.
The data centers are located in managed  co-hosted  facilities.  By  co-locating equipment,  we believe that we derive  operating  economies  while obtaining the highest quality of service available in a physical plant. Our data centers' 24x7 facilities  are  protected by  state-of-the-art  fire  suppression  and heating, ventilation,  and air  conditioning  systems and have multiple,  uninterruptible sources  of  power,  including  backup  generators  and  fully  redundant  power distribution  units.  Security  personnel,  procedures  and  video  surveillance protect  against  unauthorized  physical  access to our equipment.  We also have
International  data center hubs in co-hosted  facilities  in London,  Amsterdam,
Hong Kong and Tokyo  that have  similar  redundant  systems  and  safety  hazard precautions.

APPLICATION DEVELOPMENT

        We employ  approximately  90 software  developers and quality  assurance
analysts;   currently   about   one-third  of  our  overall   workforce.   These
professionals  work in conjunction with the business product  management,  sales and production support staffs, and directly with our customers,  to identify new products and changes and enhancements to our existing products.

        We  develop  software  to meet a wide  range  of  requirements,  such as regulatory changes,  customers' requests to support new or customized workflows, changes  in  market  structure,  opportunities  to  tap  into  new  markets  and businesses  for NYFIX and support for new and more cost  effective  technologies for our data centers; for instance Linux and Java.

        We  design,  develop,  and  test our  software  following  a  consistent process,  which we  developed  by adopting  and  tailoring to our needs the best parts of widely  accepted  software  development  methods,  such as the Rational
Unified Process and the Microsoft Solutions Framework.

                                   NYFIX, INC.

        All of our  software  is  built to  support  the FIX  protocol,  both to interface  with  external  systems not  developed  at NYFIX and as the  internal protocol for  communication  among our own  applications.  This  end-to-end  FIX support  enhances our ability to integrate our software with software  developed by other vendors or in-house by our customers and to offer our products as large end-to-end solutions or as individual components.

        We develop our  software on the two leading  operating  platforms in our
industry:   UNIX,   including  Linux,  for  server-side  mission  critical  high performance applications, and Windows, for client-side Graphical User Interface, or "GUI"-based applications. We closely follow the pace of evolution of software development  technologies and adopt new programming  languages and tools as they get  established  and  when we  believe  that  they  can  increase  our  staff's productivity.

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

PRODUCTION

        We design,  develop and produce our  proprietary  software  and hardware products at our facilities in Stamford,  New York, Chicago and London. We obtain our materials, supplies and services from a variety of vendors in the US, Europe and Asia.

        Our  manufactured  products are based on standard PC components  readily available  in  the  consumer  market  place.  All  electronic,  computer-related components  utilized  within  our  products  are not  manufacturer  or  supplier specific.

        Electronic  and computer  components  utilized  within our  manufactured products are  generally  purchased  from Tier 2 and Tier 3 resellers.  We define
Tier 2 suppliers as manufacturer  representatives for multiple product lines who are  generally  regional  or  national  distributors  for those  products.  They
typically   maintain  an   engineering   or  technical   staff  for  design  and
specification support and they primarily focus on resellers and manufacturers as a customer  base.  We define  Tier 3  suppliers  as  component  level  resellers specializing in various product lines procured from multiple Tier 2 distribution sources.  They generally do not maintain any engineering or technical staff, and are geared primarily around consumer sales.

        For  our  in-house  manufactured  hardware  (TouchPad  Workstations  for
traders  and  floor   brokers)  and  standard  PC  products   used  in  customer
installations,  we generally do not maintain purchasing or governing  agreements with vendors.  In some cases, when it is to our economic benefit,  we generate a blanket  purchase  order.  The  advantage  of this is that  pricing  and product availability is stabilized for the term of the blanket  purchase order.  Some of the Tier 2 resellers  that we use are: CDW  Corporation,  MicroDesign,  Dell and
Arrow Electronics. Each of these resellers stock products from most of the major computer manufactures,  such as IBM, Aaeon, Intel, Sony, NEC, Samsung,  Kingston
Technology,  Elo  TouchSystems  and AMD.  Tier 3 resellers for the most part are generally  smaller  Internet  accessible  suppliers  that deal in a  variety  of electronic and computer  components.  These  suppliers are only used when Tier 2 suppliers  quote extended lead times or pricing not consistent  with the current market on preferred products.

        Our  manufactured  products contain several custom parts specific to our design.  These parts are limited to sheet metal  enclosures and internal wiring.

                                   NYFIX, INC.

We own the  designs  for these  components  and can  source  them from  multiple vendors in our  immediate  area or  throughout  the US.  Currently  we  maintain relationships  with a minimum of two  alternate  vendors  for  cabling and sheet metal,  either of which can deliver  components within standard delivery cycles.
For both of these  components we use vendors such as CTC,  Advantage Sheet Metal and Interface Technology.

        We rely on a number of third parties to supply software and systems,  as well as equipment and related maintenance.  Our systems are built using a number of commonly used  technologies.  As an example we use systems from IBM, HP, EMC,
Sun  Microsystems,  Oracle,  Sybase,  Veritas and  Microsoft.  Our  products are subject to  potential  defects in these  third  party  components.  Although  we exercise strict testing and  verification  of systems and software,  defects can cause disruptions of customer service.  We have invested in various test systems to make sure our suppliers' components work as well as our developed software.

        Since we depend on third parties to supply us with  underlying  software and systems on a reliable,  timely basis,  we maintain  service and  maintenance agreements  with  our  key  vendors.  We have  standard  service  agreements  at different levels depending on how critical we determine that the vendor's system is to the  operation of our  business.  For most systems we have a high level of redundancy, which gives us less time critical dependency on a particular vendor.
We have service and maintenance agreements with most of our vendors.  Because of the diversity in vendors, there is no significant dependence on a single vendor.

COMPETITION

        Our  competition  varies with respect to each of our product and service offerings.  We also face  competition  from  potential  customers  who choose to maintain their own  infrastructure  and develop their own in-house  products and services.

        Competition  within  our  industry  is based on a  variety  of  factors, including  product  features,  product  functionality  and performance,  product quality and reliability, price, and technical support and customer service.

        We face competition in the following six areas:

        o   Network Services.  Transaction Network Services,  Radianz and Savvis
            are large basic point-to-point networks capable of carrying FIX data information. We consider these networks to offer basic (TCP/IP) data transport and provide a lower price point.  Thomson  TradeRoute  and
            Tradeward   have  some  level  of  value  added   services  and  are
            competitively priced. While we believe we have captured market share of  buy-side  institutional  network  customers  within the  Thomson
            TradeRoute  customer  base and others in the last year,  there is no assurance that this trend will continue.

        o   Exchange  Floor  Technology.  We are a provider  of  exchange  floor automation  technology,  including  stationary and wireless  trading technologies. While we offer access technology to numerous exchanges globally,  our  most  significant  presence  is  in  the  US  Listed
            Securities equity market. Our largest installation of services is on
            the  NYSE.   Additionally,   we  provide  service  to  the  Chicago,
            Philadelphia, and Boston Stock Exchanges but to a lesser extent. The primary  alternative  to our floor trading system on the NYSE is the
            NYSE's  own  systems,  BBSS and  Tradeworks.  Like  us,  the NYSE is continuing  to  develop  these  systems.  We  do  not  believe  that
            currently  there  are  other   significant   vendors  in  the  floor
            technology market.

        o   Desktop  Products.  We face  competition  from  vendors  who produce desktop  solutions  for traders who are not on the  exchange  floor, including  several  vendors  in Listed  Securities  such as BRASS (a

                                   NYFIX, INC.

            subsidiary of SunGard),  royalblue group, Lava Trading and Bloomberg
            LP. These competitors either have or are building data centers for a service  bureau  offering  and have the ability to pass listed order flow through  their  systems to the exchange  floors,  including the
            NYSE.  While we believe that we compete  effectively and continue to install new systems, these vendors or smaller vendors could increase their competitive efforts and, thus, market share at our expense.

        o   Derivatives  Trading.  We compete with over 20 independent  software
            vendors  within  the  software  market  for   derivatives   trading,
            including  GL Trade,  Trading  Technologies,  PATS,  ORC and RTS. We
            believe  NYFIX  Overseas'  offering is  successful  for managing the broker desk and also  believe  that a large  percentage  of Tier One firms utilize our products.

        o   FIX  Engines.  We face  competition  from  vendors  who  produce FIX protocol engine solutions such as Financial Fusion, Cameron Systems,
            B2bits and TransactTools. While we believe that we have improved our technology  and  increased  our  competitive  ability in the last 18 months,  we could be subject to increased  general  competition  and increased  pricing  pressure  in the area.  We believe  that when we leverage our  FIX-engine  technology in  combination  with our NYFIX
            Network or  transaction  offerings,  we are less  exposed to generic competition from the FIX engine market.

        o   Trade Execution  Services.  Our Transaction  Services  segment faces competition  from a  wide  variety  of  correspondent  clearing  and technology oriented brokerage firms and providers. Examples are ITG;
            Instinet; Goldman Sachs, Jefferies & Company; Merrill Lynch, and the
            Wave   Securities   division  of   Archipelago.   NYFIX   Millennium
            specifically faces competition from traditional stock exchanges, the largest of which is the NYSE. In addition,  NYFIX  Millennium  faces competition from other ATSs and ECNs offering a variety of execution
            services.    Some   of   these   competitors    include   Liquidnet,
            Instinet/Island, ITG POSIT, Archipelago and Bloomberg TRADEBOOK. Our
            Patriot product  competitors include Real Tick,  Rediplus,  Instinet
            Portal, Lava Color Book, Bloomberg TradeBook,  ITG's Radical product and BNY Sonic.

        Our  clearing and  settlement  functions  primarily as an in-house  cost saving and streamlining  measure for our own broker-dealer  subsidiaries.  Thus, this service is not currently  offered  externally  and is not subject to direct competition.

OUR RELIANCE UPON LARGE CUSTOMERS

        For the years ended December 31, 2004, 2003 and 2002, no single customer accounted for more than 10% of our revenue.

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

        The  core   technologies  of  our  business  are  proprietary   software
applications built around the FIX messaging specifications, and are protected by

                                   NYFIX, INC.

copyright, patent, trade secret and contract law. The FIX protocol technology is available for use by any party  indefinitely  if used  properly.  The source and object code for our core proprietary  software  applications are protected using various  applicable modes of intellectual  property  protection,  including four filed pending patent applications and two issued patents. The issued patents are valid  through  the year 2007 and 2009,  respectively,  and of the  applications approved,  once issued,  those patents will be valid through 2022.  There are no known third party infringement claims against our software applications.

        In  addition,  we  seek  to  enter  into  confidentiality,  intellectual property ownership and/or non-competition  agreements with all of our customers, employees,  independent contractors and business partners, and to control access to and distribution of our intellectual property.

GOVERNMENT REGULATION

        Participants  in the US  securities  industry  are subject to  extensive regulation  under both  Federal  and state  laws.  Examples  of SEC  regulations affecting  the  industry  in which we  compete  include  Regulation  123,  which mandates trade reporting requirements; Regulation 344, which formalizes business continuity process requirements; and the latest, Regulation SHO, which describes short sale handling. In addition,  the SEC; the NYSE; the NASD; other SROs, such as the various regional stock exchanges;  and other regulatory  bodies,  such as the various state securities  authorities,  require strict compliance with their rules and regulations. We have subsidiaries that are registered with the SEC and various states as  broker-dealers.  Much of the regulation of broker-dealers has been delegated by the SEC to SROs, including the NASD, which has been designated by the SEC as our principal examining authority.  The NASD adopts rules (subject to approval by the SEC) that regulate the  broker-dealers who are members of the
NASD. These rules regulate the conduct of our US broker-dealer subsidiaries. The
NASD,  through  its  regulatory   subsidiary,   NASDR,  also  conducts  periodic
examinations of the operations of those subsidiaries. Our US broker-dealers also are  registered  as  broker-dealers  in a number of states  and are  subject  to regulation by state  securities  administrators  in states in which they conduct business.

        In addition, our US broker-dealer  subsidiaries are members of the SIPC, which is funded  through  assessments  on registered  broker-dealers.  The costs associated with compliance,  i.e. fees,  implementing  and following  compliance procedures and filing reports,  are minimal and do not have a material effect on our profitability.

        Participants  in the United Kingdom  Securities  industry are subject to extensive regulation by the FSA. The FSA's task is to achieve a marketplace that is run in an efficient,  orderly and clean manner while  ensuring that consumers receive a fair deal by being properly informed and appropriately  protected. The
FSA was  established by the United Kingdom and it is important to emphasize that it is the  government  that is  responsible  for the overall  scope of the FSA's regulatory  activities and powers.  The FSA regulates  most  financial  services markets and firms. It sets the standards that they must meet and can take action against firms if they fail to meet the required  standards.  This often involves requiring firms to pay compensation to their customers.

        As a matter  of  public  policy,  regulatory  bodies  are  charged  with safeguarding  the integrity of the  securities and other  financial  markets and with  protecting  the  interests of investors  participating  in those  markets.
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

                                   NYFIX, INC.

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

        The regulatory environment in which we operate is subject to change. Our profitability  may be  adversely  affected  if,  as a result  of new or  revised legislation  or  regulations  imposed  by the  SEC,  FSA,  other  US or  foreign governmental  regulatory  authorities  or the NASD,  we are forced to incur more costs in order to remain in compliance with applicable regulatory  requirements.
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

        Starting in 1994,  the SEC and the US  Department  of Justice  conducted anti-trust  investigations  of the NASD  relating to  concerns  of fraud,  price fixing and  collusion.  In December  1997, 30 major  brokerage  firms and the US
Department of Justice entered into a settlement of these anti-trust proceedings.
In response to the  findings of these  investigations  and  consistent  with the recommendations  in the SEC Market 2000 Report  issued in 1994,  the SEC adopted new rules  referred  to as the order  handling  rules.  These rules cover how to display and execute a limit order.

        In December 1998,  following the issuance of the order  handling  rules, the SEC  promulgated  Regulation ATS relating to the regulation of certain ATSs, such as NYFIX Millennium.  The SEC expanded its interpretation of the definition of "exchange"  under the US  securities  laws to encompass a range of electronic brokerage  activities.  At the same  time,  Regulation  ATS  permits  systems to register as broker-dealers,  rather than as national securities exchanges,  with the SEC, if they comply with the  regulation.  Our trading  systems  comply with
Regulation  ATS and we continue to review and monitor our systems and procedures for compliance.

        The introduction of  decimalization in April 2001 has also had an impact on the US securities markets and increased competition for ATSs.  Decimalization may assist  investors in obtaining  price  improvement  because  improvement  in smaller  increments  is  possible.  Because  decimalization  narrows the average trading  spreads,  it  also  has  had  a  significant  negative  impact  on  the profitability of traditional broker-dealers. Decimalization has also caused, and may continue to cause,  traditional  broker-dealers  to execute their customers'
orders  internally  rather  than  route  them to  external  market  centers  for execution,  because of the decrease in the additional  price risk to fill orders internally.  Increased  internal trading by traditional  broker-dealers has also reduced, and could continue to reduce, our order flow.

        We provide our customers  with access to US Listed  Securities,  through connectivity  to the NYSE and its exchange  specialists.  Previously,  NYSE Rule
390,  which  had  required  that all  NYSE  members  and  member  firms  execute transactions  in stocks  listed or traded  on or before  April 26,  1979  during market hours only on the floor of the NYSE, subject to exceptions, had prevented
NYSE members from executing some  transactions  with their customers  completely in-house,  but it also  prevented  them from  exposing  orders  in other  market centers. Rule 390 was abolished in May 2000. As a result, we are able to execute trades in the Millennium ATS involving all  NYSE-listed  stocks on behalf of all of our customers.

        On January 30, 2001, SEC rules became effective that require many market participants  to make detailed  public  disclosure in electronic form of certain

                                   NYFIX, INC.

statistical measures of execution quality for orders in equity securities (known as "Quality of Execution Data" rules). Market centers must disclose information, categorized by security,  size and type of order, about the time frames in which orders are executed and on the prices offered by  participants  relative to each other and the  marketplace.  These  rules  also  require  securities  brokers to provide  detailed  disclosure in electronic  form regarding  their order routing
practices.   NYFIX  Transaction  Services  and  NYFIX  Millennium  report  their execution quality data to the SEC. An independent third party, Transaction Audit
Group "TAG"  performs that service on behalf of NYFIX  Transaction  Services and
NYFIX Millennium.

        The SEC, the FSA and the NASD, as well as other regulatory  agencies and securities  exchanges  within and  outside  the US,  have  stringent  rules with respect to the  maintenance  of  specific  levels of net  capital  by  regulated broker-dealers.  These rules include the SEC's net capital rule, to which our US broker-dealer  subsidiaries are subject and the FSA's net capital rule, to which our United  Kingdom broker dealer  subsidiary is subject.  The failure by one of these  subsidiaries  to maintain its required net capital may lead to suspension or revocation of its  registration  by the SEC or the FSA and its  suspension or expulsion  by the NASD and  other US or  international  regulatory  bodies,  and ultimately  could  require its  liquidation.  In  addition,  a change in the net capital rules, the imposition of new rules or any unusually large charge against the  net  capital  of one of our  broker-dealer  subsidiaries  could  limit  its operations, particularly those that are capital intensive. A large charge to the net  capital of one of these  subsidiaries  could  result from an error or other operational  failure  or a  failure  of a  customer  to  complete  one  or  more transactions,  including  as a result  of that  customer's  insolvency  or other credit  difficulties,  and we cannot assure you that we would be able to furnish the affected  subsidiary  with the requisite  additional  capital to offset that charge.  The net  capital  rules  could also  restrict  our  ability to withdraw capital from our  broker-dealer  subsidiaries,  which could limit our ability to pay cash  dividends  if we decided to pay  dividends,  repay debt or  repurchase shares of our outstanding  stock. A significant  operating loss or any unusually large charge  against the net capital of any of our  broker-dealer  subsidiaries could adversely affect our consolidated financial statements.

        In January  2004,  the SEC  proposed a new rule set known as  Regulation
NMS,  which  initially   addressed  three  main  areas  of  concern  for  market
participants:  i) trade-through  reform and market linkage,  ii) access fees and standards,  and iii) market data pricing and  distribution.  Throughout  2004, a wide  variety  of  industry  participants  responded  with  comments  and public testimony  to the proposed set of rules.  The NYSE  responded  with a plan named
"Hybrid"  in which they  described  a  transformation  of their  technology  and marketplace that would ultimately support auto execution and auto quotation.  As a result of the  disparity  in public  commentary,  the SEC voted to  re-propose
Regulation NMS with an accelerated  30-day comment period.  While Regulation NMS was approved by the SEC in April 2005,  the contents of Regulation  NMS were not publicly  available until June 2005. We believe  Regulation NMS can dramatically change the  current  exchange  floor  environment,  as was evident by the recent announcement of the NYSE that it was merging with  Archipelago  Holdings,  Inc., which operates a totally electronic exchange.

        The SEC has also indicated that it is reviewing marketplace linkage that is currently provided by ITS. The NYSE has advocated the redesign or elimination of the ITS,  which links market centers that trade Listed  Securities.  The NYSE has also suggested  that, if the ITS is maintained,  access should be limited to exchanges and  self-regulatory  organizations,  such as the NYSE. The NYSE could also seek to withdraw  from the ITS. In an open letter to the SEC, we  suggested that there was a need for a  competitive  bidding  process in selecting the next generation provider of linkage between US Exchanges that ultimately results from the  enactment  of  Regulation  NMS. We are unable to predict the outcome of the various deliberations and discussions on the evolution of the US equities market structure and  regulatory  framework,  although  these issues or other issues of market structure may have a significant impact on our equities business.

                                   NYFIX, INC.

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

        NYSE Rule 123 governs the recording and transmission of orders to and on the NYSE floor.  Rule 123 requires  all orders  received on the NYSE floor to be input into an electronic OMS for better  monitoring and tracking of trades,  and it also  requires  that all  orders and order  details  must be capable of being transmitted  to a  designated  NYSE data base within such time frame as the NYSE may  prescribe.  Rule 123 requires that each order include the symbol,  clearing member  organization,  order identifier,  identification of member recording the order details,  number of shares, side of market,  designation as market, limit, stop, stop limit, any limit price or stock price, time in force,  designation as held or not held,  special  conditions,  time of  recording  order  details  and modification of terms of the order or cancellation of the order.

        The financial  services  industry,  including the  securities  brokerage business, is also heavily regulated outside of the US. We are required to comply with regulatory  controls of each specific  country in which our subsidiaries or we conduct  business,  as well as the  regulations of each exchange of which our subsidiaries or we are members.  As we expand our international  operations,  we may be required  to comply  with  requirements  that are  inconsistent  with our existing international  activities.  As a result, the varying cost of compliance with these different  regulatory  jurisdictions and other factors may affect our business or limit our ability to expand our international operations.

        In many countries  outside the US and Europe,  the laws and  regulations applicable to the securities and financial services industries are uncertain and evolving. In these countries,  it may be difficult for us to determine the exact requirements of local laws and regulations in every market, particularly because legal and regulatory  developments  generally trail technological  advances. Our inability to remain in compliance with  regulatory  requirements in a particular jurisdiction  could have a materially  adverse  effect on our operations in that market and on our reputation generally.

        Any  of  the  non-US  or  European   regulatory   agencies  may  conduct
administrative  proceedings  against us, which can result in censure,  fine, the prevention of activities or our suspension or expulsion from their country as an investment services provider. The applicable regulations cover minimum financial
resource   requirements  and  conduct  of  business  rules  for  all  authorized investment businesses.

        The  costs  associated  with  new   regulations,   changes  in  existing
regulations  or  changes  in  the  interpretation  or  enforcement  of  existing regulations  outside  of the US and  Europe  may  adversely  affect or limit our
business  or  operations  and  adversely  affect  our   consolidated   financial
statements.

BACKLOG AND SEASONALITY

        We do not believe that sales  backlog is a meaningful  indication of our future  revenue  as a  substantial  portion  of  our  revenue  is  derived  from contracts,  for which our equipment or software is already  installed and we are currently  recognizing revenue. In addition,  our operations,  to date, have not been significantly affected by seasonality.

EMPLOYEES

        As of March 31, 2005,  we had 277 full-time  employees,  including 86 in product development, 66 in operations, 89 in sales, marketing and support and 36 in management,  general and administrative  functions.  None of our employees is

                                   NYFIX, INC.

covered by a collective bargaining agreement.  We believe that our relationships with  our  employees  are  good.  Throughout  our  operating  history,  we  have experienced good retention of our technical employees.  We believe that this has enabled us to attract and develop  staff,  managers  and  project  leaders  with extensive technical and brokerage industry experience.

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
(203) 425-8000.

ITEM 2. PROPERTIES

        Our  headquarters,  executive  offices and production  facilities are in
Stamford,  Connecticut,  consisting  of  26,500  square  feet of  leased  space, expiring  in 2015.  We  currently  maintain an office on Wall Street in New York
City,  comprising  35,800 square feet of leased space  expiring in 2014. We have another  office on Wall Street with 23,800 square feet of leased space  expiring in 2010, which we sub-lease to two third parties.

        We also have an office in  Lyndhurst,  New Jersey,  where we lease 2,150 square  feet  expiring  in 2006,  and an office in London,  where we lease 5,500 square feet expiring in 2009. In addition, we maintain sales offices in Chicago,
San  Francisco  and Madrid,  consisting  of 2,900 square feet  expiring in 2005,
2,500  square feet  expiring in 2005,  and 1,200  square feet  expiring in 2007, respectively.  We also maintain redundant data center facilities in the New York
Metropolitan  area,  consisting  of 850 square  feet  expiring in 2009 and 2,750 square feet  expiring in 2011.  Our  International  data  center  facilities  in
London,  Amsterdam,  Hong Kong and Tokyo are located  within the  facilities  of third party operations.

ITEM 3. LEGAL PROCEEDINGS

LITIGATION

        On May 13, 2004, an action entitled FULLER & THALER ASSET  MANAGEMENT V.
NYFIX,  INC.,  ET AL.  was filed in the  United  States  District  Court for the
District  of  Connecticut.  The  complaint  named  us,  our  Chairman  and Chief
Executive  Officer,  our former  Chief  Financial  Officer,  our  current  Chief
Financial Officer and certain of our directors as defendants.  The complaint was filed as a  purported  class  action  claim on behalf of all buyers of our stock between  March 30,  2000 and March 30, 2004 and seeks an  unspecified  amount of damages.  The complaint  alleged  violations of Sections  10(b) and 20(a) of the
Securities  Exchange Act of 1934, based on the issuance of a series of allegedly

                                   NYFIX, INC.

false and misleading financial  statements and press releases concerning,  among other things,  our investment in NYFIX  Millennium.  On July 20, 2004, the court appointed  three  different  plaintiffs to be the lead  plaintiffs,  as Fuller &
Thaler  Asset  Management  withdrew as the named  plaintiff.  The action  became styled  JOHNSON,  ET AL. V. NYFIX,  INC.,  ET AL. On August 19, 2004,  the newly named  plaintiffs  filed a first  amended class action  complaint,  which added, among  other  things,  allegations  of  violations  of Sections 11 and 15 of the
Securities Act of 1933, as amended.  The new allegations are based fundamentally on the same allegations that the plaintiffs  asserted in the original complaint.
The  defendants  have  filed a motion to  dismiss  the  amended  complaint  with prejudice. We believe that this amended complaint,  like the original complaint, is without  merit.  Although it is not  possible to forecast the outcome of this matter, we intend to vigorously defend against the complaint.

        During  the course of normal  business,  we become  involved  in various routine legal  proceedings.  We believe that we are not presently a party to any other material litigation,  the outcome of which could reasonably be expected to have a material adverse effect on our consolidated financial statements.

SEC MATTERS

        In connection with the restatement of our 1999 through 2002 consolidated financial  statements  in May  2004,  the  Division  of  Enforcement  of the SEC
informed us by letter dated July 14, 2004,  that it was  conducting  an informal inquiry.  On January  25,  2005,  we filed a current  report on Form 8-K,  which indicated  that the matter was a formal  inquiry.  By letter  dated  October 28,
2004,  the Division of Enforcement of the SEC informed us that it was conducting a second  informal  inquiry,  which  related to our stock  options  granted.  On
February 25, 2005, we filed a current report on Form 8-K,  which  indicated that we believed that the matter was a formal inquiry.  We are  cooperating  with the
SEC with respect to both matters. We are unable to predict the outcome of either matter at this time and can give no  assurances  that the  outcome  of either or both matters will not have a material impact on us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) Our 2004  annual  meeting of  shareholders  was held on October  19,
2004.

        (b) All director nominees were elected.

        (c) Matters voted on at the meeting and the number of votes cast:

            Proposal No. 1 - Election of Directors for a term of one year.

                NAME                       SHARES FOR         WITHHELD VOTE

            Peter K. Hansen                28,021,575         1,328,215
            George O. Deehan               27,945,944         1,403,846
            William C. Jennings            27,901,694         1,448,746
            William J. Lynch               27,941,044         1,408,746
            Thomas C. Wajnert              28,047,244         1,302,546

        Proposal No. 2 - To ratify the  appointment  of Deloitte & Touche LLP as our independent  registered  public  accounting firm for the year ending
        December 31, 2004.

                                   NYFIX, INC.

            For                            29,117,402
            Against                           172,669
            Abstain                            59,719

                                   NYFIX, INC.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
        ISSUER PURCHASES OF EQUITY SECURITIES

(a) MARKET INFORMATION

        Our common stock,  which trades on the Nasdaq  National Market under the symbol NYFX had the following  high and low intra-day sale prices as reported by the Nasdaq National Market.  Such  over-the-counter  market  quotations  reflect inter-dealer prices, without retail markup,  mark-down or commission and may not necessarily represent actual transactions.

PRICES OF COMMON STOCK                    HIGH               LOW
                                      -----------         ---------

2004
----
First Quarter                         $    8.18           $   4.81
Second Quarter                        $    5.70           $   3.87
Third Quarter                         $    7.07           $   3.82
Fourth Quarter                        $    6.51           $   4.39

2003
----
First Quarter                         $    5.08           $   3.52
Second Quarter                        $    6.92           $   3.71
Third Quarter                         $    7.26           $   5.25
Fourth Quarter                        $    9.02           $   5.68

        On April 7, 2005, our common stock began trading on the Nasdaq  National
Market under the symbol  NYFXE.  The  addition of the "E" to our trading  symbol indicated  that we had not timely filed this Annual  Report on Form 10-K for the year ended  December  31,  2004.  Based on the delay in the filing of our Annual
Report on Form  10-K,  Nasdaq  notified  us on April 5, 2005 that we were not in compliance  with its listing  requirements.  At a May 12, 2005  hearing with the
Nasdaq Listing  Qualifications  Panel, we requested an extension of time to meet
Nasdaq's listing requirements.  On June 14, 2005, Nasdaq granted our request for continued  listing on the Nasdaq National Market,  subject to us filing our 2004
Form 10-K and our Report on Form 10-Q for the three  months ended March 31, 2005 by June 30, 2005.

        With this filing of our 2004  Annual  Report on Form 10-K and the filing of our Quarterly  Report on Form 10-Q for the three months ended March 31, 2005, we believe that we have now filed all  periodic  reports that are due. We intend to request  that  Nasdaq  dismiss the pending  delisting  action  against us and permit our common stock to resume  trading on the Nasdaq  National  Market under the symbol NYFX.

(b) HOLDERS

        At March 31, 2005 the records of our transfer agent indicated that there were 342 holders of record of our common stock.

(c) DIVIDENDS

        Stockholders  of our common  stock are entitled to dividends if and when declared by the Board of Directors out of funds legally  available.  We have not paid or  declared  any  dividends  on any class of our  capital  stock since our incorporation and have no present intention of paying cash dividends on our

                                   NYFIX, INC.

common stock. We intend to utilize any income we may achieve for the development of our business and for working capital purposes.

(d) SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The  following   table   provides   information   regarding  our  equity
compensation plans at December 31, 2004:

                                          Number of securities                               Number of securities
                                           to be issued upon        Weighted-average        remaining available for
                                               exercise of         exercise price of      future insurance under equity
          Plan Category                  outstanding options       outstanding options        compensation plans
-------------------------------------    ---------------------   ---------------------  -----------------------------
Equity compensation plans
  approved by security holders                 5,305,418         $              10.43                     173,940

Equity compensation plans not
  approved by security holders (1)               277,862         $               7.44                     125,547
                                         --------------------                           ------------------------------

Total                                          5,583,280         $              10.28                     299,487
                                         ====================                           ==============================

(1)    As a result of our  acquisition  of Javelin on March 31, 2002, we assumed the  outstanding  stock options of Javelin that were granted  pursuant to the Javelin 1999 Stock Option Plan (the "Javelin Plan"). The Javelin Plan
       authorized  grants of stock options of Javelin.  At the acquisition date, the Javelin  options were converted into our options at a conversion rate of 0.51 to 1.0.  The options  granted  under the Javelin  Plan were fully vested at the time of our acquisition of Javelin  pursuant to a change of control  clause within the Javelin Plan. A total of 511,167 shares of our common stock were  reserved for issuance  upon  exercise of such options.
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
       At December 31, 2004,  stock  options to purchase  277,862  shares of our common stock were outstanding under the Javelin Plan.

(e)    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       On October  27,  2004,  we issued an  aggregate  of 20,800  shares of our common stock to two  unitholders of Renaissance  pursuant to amended  promissory note and settlement agreements with those unitholders dated September 23, 2004.

       On December 30, 2004, we issued a $7.5 million  Convertible  Note with an interest  rate  of 5% due in  December  2009  (the  "Note")  through  a  private placement to Whitebox Convertible  Arbitrage Partners L.P (the "Lender").  Other
than the Note, we do not have a material  relationship with the Lender. The Note was issued pursuant to the exemption from registration contained in Section 4(2)
of the Securities Act of 1933, as amended.

       At the  option of the  Lender,  the Note is  convertible  into our common stock at $6.94 per common share, which was a 20% premium over the average of our common stock  closing  price for the five trading  days  preceding  December 30,
2004.  At our option,  the Note is  convertible  into shares of our common stock according to a formula  based on the market price of our common stock during the term of the Note which requires,  among other things, our common stock to exceed
150% of the price (or $10.41 per common  share) at which the Lender can  convert the Note.  If we issue our common stock to convert the Note or to make  interest

                                   NYFIX, INC.

payments,  the formula used to determine the number of shares of common stock to be issued  includes  a 5%  premium,  payable  in shares of common  stock.  If we convert  the  Note  prior  to  December  30,  2007,  we  are  required  to pay a
"make-whole"  interest  payment,  in either  cash or our  common  stock,  at our discretion,  equal to the total of the remaining  interest  payments due for the period from the date of the conversion through December 31, 2007.

        The Note is  subordinated  to all of our  existing  and  future  secured indebtedness.  The Lender has certain  rights to require  that we  register  the common stock  issuable upon  conversion of the Note, or for payment of interest, under the Securities Act of 1933, as amended. Such registration  statement is to be  effective  by  September  30,  2005.  If we do not register our common stock pursuant to this  agreement,  we will be required  to make  additional  interest payments,  in cash,  for each  month  the  effective  date of such  registration statement  is  delayed.  The  additional  interest  varies  by month  and has an aggregate  cap of $500,000  for the duration of the delay.  In addition,  at the option  of the  Lender,  we may issue to the  Lender by March 30,  2005 up to an additional $2.5 million note under terms  substantially  similar to those of the
Note.  The Lender  requested,  and we agreed,  to extend the option to issue the additional  $2.5  million note until ten days after the date we file this Annual
Report on Form 10-K.

        As a result of the restatement of our financial  statements for the year ended  December  31,  2003,  we were in breach of  certain  representations  and warranties  relating to those financial  statements that constituted an event of default under the Note. On June 24, 2005,  the Lender waived all defaults  under the Note and  extended  the  requirement  to have a  registration  statement  be effective  for the shares of our  common  stock that may be issued as payment of principal or interest  under the Note to March 31, 2006. In exchange,  we agreed to reduce the price at which the lender can convert  the Note into common  stock from $6.94 per share, as described  above,  to $5.75 per share,  which was a 16%
premium over the average of our common stock  closing price for the five trading days preceeding June 24, 2005. Accordingly,  our option to convert the Note into our common  stock is based on the market  price of our stock  during the term of the Note which requires,  among other things, our common stock to exceed 150% of the price (or $8.63 per common share on a revised basis) at which the Lender can convert the Note.

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

                                                            YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------------
                                        2004        2003 (1)    2002 (1)       2001 (1)        2000 (1)
                                    ----------    ----------   -----------   ------------    -------------
                                                  (RESTATED)    (RESTATED)    (RESTATED)     (RESTATED)
CONSOLIDATED STATEMENT                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  OF OPERATIONS DATA:
Revenue                             $ 75,135      $ 65,909      $ 55,812      $ 41,397      $ 23,980
Gross profit                          33,805        31,242        27,390        27,149        14,947
Operating expense                     46,693        41,242        39,012        29,619        23,559
Loss from operations                 (12,888)      (10,000)      (11,622)       (2,470)       (8,612)
Net (loss) income                    (32,702)       (4,915)       (7,007)       (6,462)          130
Net (loss) income per
  common share:
     Basic                          $  (1.02)     $  (0.16)     $  (0.23)     $  (0.24)     $   0.01
     Diluted                        $  (1.02)     $  (0.16)     $  (0.23)     $  (0.24)     $   --

                                                           AS OF DECEMBER 31,
                                    ---------------------------------------------------------------------
                                        2004        2003 (1)    2002 (1)       2001 (1)      2000 (1)
                                    ----------    ----------   -----------   ------------  -------------
                                                  (RESTATED)   (RESTATED)    (RESTATED)      (RESTATED)
CONSOLIDATED BALANCE                                         (IN THOUSANDS)
  SHEET DATA:
Cash and cash equivalents           $ 22,405      $ 21,006      $ 11,213      $  4,968      $ 4,867
Short-term investments                 4,466         3,448        10,727        28,974            -
Accounts receivable, net              13,405        10,371        16,601        12,949       12,058
Securities borrowed                  138,456         1,945             -             -            -
Working capital                       20,845        22,712        30,230        47,030        9,158
Property and equipment, net           16,649        16,592        18,186        14,366       11,472
Goodwill                              62,519        60,904        52,861            34            -
Total assets                         281,091       156,784       151,169       100,503       60,143
Securities loaned                    138,375         1,700             -             -            -
Long-term debt, including             10,444         3,409         1,753         1,501        3,823
   current portion
Stockholders' equity                 106,742       136,549       136,824        90,690       44,812

(1) See Note 2 to the Consolidated  Financial Statements for a discussion of the restatement.

                                   NYFIX, INC.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

        The  purpose  of  management's  discussion  and  analysis  of  financial condition and results of operations ("MD&A") is to provide an overview of NYFIX,
Inc. to help facilitate an understanding of the significant  factors influencing our consolidated financial statements and also to convey our expectations of the potential impact of known trends,  events, or uncertainties  that may impact our future  consolidated  financial  statements.  Our MD&A includes  forward-looking statements,  including, without limitation, our expectations. Our actual results may differ  materially  from those  expressed or implied in the  forward-looking statements as a result of various factors  including,  but not limited to, those discussed  under "Risk  Factors  Relating to Our Business"  below.  We assume no obligation to update the  forward-looking  statements or such risk factors.  You should read this  discussion  in  conjunction  with our  consolidated  financial statements and related notes included in this Report on Form 10-K.

        The following discussion and analysis gives effect to the restatement of our  consolidated  financial  statements to correctly  account for  compensation expense attributable to stock options granted to our employees and directors and to correctly account for deferred tax assets and liabilities  related to certain acquisitions, as discussed in Note 2 to the Consolidated Financial Statements.

OVERVIEW

        NYFIX,   founded  in  1991  through  the   acquisition  of  a  New  York
corporation,  is  headquartered in Stamford,  Connecticut.  In December 2003, we
reincorporated as a Delaware corporation.

        We are a provider to the domestic and international financial markets of trading  workstations,  middle-office  trade  automation  technologies and trade communication  technologies.  Our NYFIX Network is one of the industry's largest networks, connecting broker-dealers,  institutions and exchanges. In addition to our  headquarters in Stamford,  we have offices on Wall Street in New York City, in London's Financial  District,  in Chicago, in San Francisco and in Madrid. We
operate  redundant  data  centers in the  northeastern  US and have  established additional data center hubs in London, Amsterdam, Hong Kong and Tokyo.

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

        Our   Technology   Services   segment  is   comprised  of  four  of  our
subsidiaries:  NYFIX  USA,  NYFIX  Overseas,  Javelin,  and  Renaissance.  These
businesses  work  together  as  technology   providers,   focusing  on  offering
trade-management   systems,  a  centralized  industry   order-routing   network,
order-routing software,  exchange-floor  automation systems, exchange and market access technology and post-trade  processing  systems.  Our Technology  Services customers consist  primarily of US securities  brokerage firms and international
derivatives   brokerage  firms.  Our  Technology   Services  segment   generates
subscription, capital sale and service revenue.

        Our Transaction Services segment is comprised of six of our subsidiaries
- NYFIX Millennium,  NYFIX Transaction Services,  and NYFIX Clearing,  which are
NASD  registered   broker-dealers;   NYFIX  Partners,  which  was  approved  for
membership  in the  NFA  in  2002,  is our  Introducing  Broker  for  derivative transactions; NYFIX International,  which was incorporated in the United Kingdom

                                   NYFIX, INC.

on March 29, 2004,  is a  broker-dealer  registered  with the FSA  broker-dealer license in connection  with our expansion into European and other  international markets; and EuroLink. We acquired the remaining 60% of EuroLink we did not own, effective  March 29,  2004.  We have  integrated  EuroLink's  operations,  which represented our initial transaction efforts in the European markets,  into NYFIX
International.

        NYFIX Millennium provides a modernized  electronic execution venue under
Regulation ATS for trading in US stocks.  NYFIX  Transaction  Services  provides technology  and direct market  access and execution  links.  NYFIX  Clearing,  a member  of the  DTCC,  settles  and  clears  transactions  on  behalf  of  NYFIX
Millennium  and  NYFIX  Transaction  Services.  While  NYFIX  Partners  has  not
initiated any active business,  we are discussing  opportunities with sponsoring broker-dealers  and potential  customers for the derivatives  markets to augment our future business plans.

        Our main  growth  strategy,  based  on our  established  technology  and investments  in new  technologies  and market  segments,  is to respond to these market  developments  with a unified packaging of our NYFIX Network as a "global utility." We offer  products  that are  designed to address the  above-described needs while providing automatic and seamless unification of the data-elements of
trade-management,   trade-routing,   market   access,   computerized   execution
enhancements and real-time transaction statistics.

        For our traditional  Technology Service segment, we see our strategy for
2005 as effectively managing our customer base. While we see limited opportunity for revenue growth,  we believe that we have the opportunity to generate profits and maintain this strategically  important component of our overall product mix.
We believe we can  maintain  our  position as a leading  provider of  technology solutions.  While  the  market  continues  to  change,  our  goal is to focus on
"quality" revenue and enhanced profitability.

        In recent years, we have invested heavily in pursuing a  growth-oriented strategy and have  organized  those efforts  largely  through our  subsidiaries.
After the  introduction  of our NYFIX Network in 1998,  although we  experienced quarter over quarter  revenue  growth from 1999 through 2001, we also  generated operating losses.  Thereafter, as a result of the impact of the tragic events of
September 11, 2001 on our customer base, the downturn in the financial  markets, and the  fixed-cost  base of our  acquired  companies  we have not been  able to generate sufficient revenue to offset our operating costs and, thus, experienced operating  losses  through  2004.  We believe  that our  decision to continue to invest  during the last  three  years is an  important  factor to help us become better positioned to take advantage of future opportunities. We have entered new customer  market  segments,  launched  new products and continue to pursue other opportunities to support trading for a variety of financial  instruments in more markets while increasing our international business opportunities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        This MD&A reviews our consolidated financial statements, which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United States of America. These principles require us to make estimates based on assumptions,  which, if not accurate,  could materially  affect our consolidated financial statements, including the assets, liabilities, revenue and expense and the  disclosure  of  contingent  assets  and  liabilities  at  the  date  of the consolidated financial statements and future reporting periods.

        Estimates,  including  assumptions  related  to: the  collectibility  of accounts  receivable;  the useful lives of tangible and intangible  assets;  the recoverability  of goodwill;  the  realization  of deferred tax assets;  revenue recognition;  product  enhancement  costs;  income taxes; and  contingencies are reviewed  periodically  and  the  effects  of  revisions  are  reflected  in the consolidated  financial  statements  in the  period  they are  determined  to be necessary.  We base our estimates on historical  experience and on various other factors and assumptions that we consider to be reasonable,  the results of which form the basis for making estimates and assumptions about the carrying values of

                                   NYFIX, INC.

assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions.

        We believe  the  accounting  policies  described  below are  critical to understanding  our  consolidated  financial  statements.  Refer to Note 1 to the
Consolidated Financial Statements for our significant accounting policies.

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

        We recognize  revenue from  software  arrangements  in  accordance  with
American  Institute  of  Certified  Public  Accountants'  Statement  of Position
("SOP") 97-2, SOFTWARE REVENUE RECOGNITION as amended by SOP 98-9,  MODIFICATION
OF SOP 97-2 WITH RESPECT TO CERTAIN  TRANSACTIONS.  Revenue is  recognized  when persuasive evidence of an arrangement exists and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.

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
2003.

        Our  revenue  is  comprised  of  subscription,   capital  sale,  service
contract, and transaction components, described as follows:

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
We also include  within our  subscription  revenue  telecommunication  and other charges,  which we provide to the  customer at cost plus a normal  profit.  Such revenue is  recognized  as the services are  provided.  As we have no history of significant cancellations, we do not record a reserve for cancellations.

                                   NYFIX, INC.

        Capital  sale  revenue,  which  primarily  is  comprised of software and capital equipment sales and professional  services fees, is generated  primarily by sales to customers in the futures,  options and currencies  trading market or to those customers who typically acquire software licenses in perpetuity, and is recognized upon shipment of the product and acceptance by the customer.  Capital sale revenue  pertaining to software sales is recognized in accordance  with SOP
97-2,  described  above.  As we have no history of significant  sales returns or allowances, we do not record a reserve for sales returns and allowances.

        Service contract  revenue,  which is comprised of maintenance  contracts for  subscription  equipment and software and capital  equipment,  is recognized over the  contract  period  on a  straight-line  basis.  Service  contracts  for subscription equipment are generally co-terminus with the subscription contract.
Service contracts for software and capital equipment, typically characterized as a percentage of the original  capital sale amount,  are generally for an initial term of one to three  years with  automatic  renewal  periods  unless we receive prior written notice of  cancellation.  Certain  service  contracts  provide for invoicing in advance of the service being performed, generally quarterly.

        Transaction revenue primarily consists of per-share  commissions charged to  customers  who send and  receive  a match  and  execution  in our ATS  order matching  system,  and  customers to whom we provide  execution  and smart order routing  technology and gateways to access markets in: (1) their own name, (2) a third  party  give up name,  or (3) our  name.  Revenue  on these  contracts  is generally  invoiced monthly in arrears or is extracted from the clearing process within three days of the trade date and  recognized in the period in which it is
earned.   Certain   transaction   revenue  contracts,   which  include  multiple
deliverables, or other types of our revenue are accounted for in accordance with
EITF No. 00-21,  described  above.  Some of these  contracts have minimum volume commitments or are invoiced at a minimum  transaction-based fee. The arrangement consideration  is allocated to each element based on the relative fair values of each  element.  We account  for each  element of an  arrangement  with  multiple deliverables  separately.  Vendor specific  objective evidence for fair value of services is primarily determined by reference to renewal pricing.

        Revenue on contracts  that is invoiced in advance of the services  being performed is deferred and  recognized  as revenue in the period earned and until earned is included in "deferred  revenue" in our  consolidated  balance  sheets.
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
Included in equipment are certain costs related to the  development of our NYFIX
Network to support our subscription and service based  businesses.  Depreciation of property and equipment is provided  using the  straight-line  method over its estimated useful lives. Changes in circumstances such as technological advances, changes to our business model or changes in the capital strategy could result in the actual useful lives differing from initial  estimates.  In those cases where we determine that the useful life of long-lived asset should be revised, we will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

ACQUISITIONS AND GOODWILL

        Net assets of  companies  we acquired  have been  recorded at their fair value at the  date of  acquisition.  Goodwill  represents  acquisition  costs in excess of the fair value of net assets  acquired  and  liabilities  assumed.  We adopted  FASB  Statement  of Financial  Accounting  Standards  ("SFAS") No. 142,
GOODWILL AND OTHER INTANGIBLE  ASSETS effective  January 1, 2002. The provisions of SFAS No. 142 require that we allocate  our goodwill to our various  reporting units,  determine the carrying value of those businesses,  and estimate the fair value of the reporting units so that a two-step goodwill  impairment test can be performed.  Our reporting units represent  components of our operating  segments and  are  the  same  as the  reportable  segments  identified  in Note 16 to the
Consolidated Financial Statements.  In the first step of the goodwill impairment test, the fair value of each  reporting unit is compared to its carrying  value.
If the fair value  exceeds the carrying  value,  goodwill is not impaired and no further testing is performed. If the carrying value exceeds the fair value, then the second step must be  performed,  and the implied fair value of the reporting unit's  goodwill  must be determined  and compared to the carrying  value of the goodwill for the  reporting  unit. If the carrying  value of a reporting  unit's goodwill  exceeds its implied fair value,  then an impairment  loss equal to the difference is recorded.  In the absence of  circumstances  requiring  impairment testing on a  quarterly  or other more  frequent  basis,  our annual  impairment testing date is the beginning of our fourth quarter, which is October 1. For the years  ended  December  31,  2004,  2003 and 2002,  there was no  indication  of impairment  for  either  of  our  reporting  units  -  Transaction  Services  or
Technology  Services as the present value of the discounted future cash flows of each reporting  unit exceeded  their carrying  values as of October 1, 2004, the date of our annual impairment analysis.

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

                                   NYFIX, INC.

LONG-LIVED ASSETS

        We review the carrying value of long-lived  assets,  including  property and  equipment;  intangible  assets;  investments,  notes  receivable  and other amounts due from unconsolidated  affiliates; and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully  recoverable.  If such an event or circumstances  occur, the related estimated fair value of the assets would be compared to the carrying amount,  and if needed, we would record an impairment to the extent by which the carrying amount exceeded the fair value of the assets. We test intangible assets with  indefinite  lives annually for impairment  using a fair value  methodology such as discounted cash flows.  There was no impairment of our long-lived assets recorded for the years ended December 31, 2004, 2003 and 2002.

INCOME TAXES

        We account for income taxes in accordance with SFAS No. 109,  ACCOUNTING
FOR INCOME TAXES ("SFAS No. 109"),  which  requires  recognition of deferred tax assets and liabilities  for the expected future tax  consequences of events that have been included in the consolidated financial statements or tax returns using presently  enacted income tax rates.  To the extent we believe there will not be sufficient taxable income to utilize these assets prior to their expiration,  we would record a valuation allowance against the unrealizable amount, and record a charge against operating  results.  We established a valuation  allowance on our deferred  tax assets,  in  accordance  with SFAS No.  109,  of $25.6  million at
December 31, 2004. Where there are cumulative  losses in recent years,  SFAS No.
109 requires,  except in very limited circumstances,  that a valuation allowance be  established.  We did not have taxable income in the years ended December 31,
2004,  2003 or 2002.  We  previously  estimated  that our  deferred  tax assets, consisting  primarily  of  tax  credit  carryforwards  and  net  operating  loss carryforwards,  would be realized and no valuation allowance was required, based on revenue and operating expense assumptions.  During the third quarter of 2004, our general and  administrative  expenses related to our initial compliance with
Section 404 of Sarbanes-Oxley  and legal expenses increased more than forecasted and we expect these costs, legal fees in particular, to remain at high levels in the near term. These cost increases, together with revenues from our Transaction
Services  segment  being  impacted  by much lower than  expected  volumes in the equity  markets,  particularly  during the month of September,  were the primary reasons we reduced  our  forecast  for the  near-term.  Until we can achieve and sustain an appropriate level of  profitability,  we plan to maintain a valuation allowance on our deferred tax assets.

CONTINGENCIES

        Contingencies  are recorded as  liabilities  when it is probable  that a liability has been incurred and the amount of the loss is reasonably  estimable.
Disclosure  is required when there is at least a reasonable  possibility  that a loss has been  incurred  or that the  ultimate  loss  may  exceed  the  recorded provision.  We use  outside  counsel to assist us in various  matters  including regulations,  acquisitions,  trademark,  patent, personnel and other matters. We rely  on the  professional  judgment  of  outside  counsel  as  well  as our own assessment in determining whether contingencies should be recorded.

STOCK-BASED COMPENSATION

        We  account  for  stock-based   compensation  for  employees  under  the
recognition  and  measurement  provisions  of the  Accounting  Principles  Board
("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB No. 25"),
and related  interpretations  and have elected the  disclosure-only  alternative under  SFAS  No.  123,  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION.  Stock-based compensation expense of $0.2 million, $0.7 million and $2.5 million was included in our operating  results for the years ended December 31, 2004,  2003 and 2002, respectively, relating to the intrinsic value of certain stock options where the

                                   NYFIX, INC.

fair  value of our  common  stock on the  measurement  date was in excess of the exercise  price.  In accordance  with SFAS No. 148,  ACCOUNTING  FOR STOCK BASED
COMPENSATION-TRANSITION  AND  DISCLOSURE,  we  will  continue  to  disclose  the required  pro  forma  information  in the  notes to the  consolidated  financial statements.

OVERVIEW OF FINANCIAL RESULTS

        The tables provided below present various views of our revenue and gross profit. The following table presents our revenue,  gross profit and gross profit as a percentage of revenue, by reportable segment for the years indicated:

                                                         YEAR ENDED DECEMBER 31,
                                              --------------------------------------------
                                                  2004              2003            2002
                                              --------------    -------------   ----------
                                                               ($ IN THOUSANDS)
Revenue:
        Technology Services                    $     60,439     $     54,156     $ 48,365
        Transaction Services                         17,424           14,343        7,597
        Eliminations                                 (2,728)          (2,590)        (150)
                                               ------------     ------------     --------
           Total revenue                       $     75,135     $     65,909     $ 55,812
                                               ============     ============     ========

Revenue, as a percentage of total revenue:
        Technology Services                             81%              82%          87%
        Transaction Services                            23%              22%          13%
        Eliminations                                   (4)%             (4)%         (0)%
                                               ------------     ------------     --------
           Total                                       100%             100%         100%
                                               ============     ============     ========

Gross profit:
        Technology Services                    $     29,228     $     27,841     $ 27,105
        Transaction Services                          4,577            3,401          285
                                               ------------     ------------     --------
           Total gross profit                  $     33,805     $     31,242     $ 27,390
                                               ============     ============     ========

Gross profit, as a percentage of revenue:
        Technology Services                             48%              51%          56%
        Transaction Services                            26%              24%           4%
           Total                                        45%              47%          49%

        Discussion of segment  revenue,  cost of revenue and gross profit within
MD&A includes intercompany revenue and cost of revenue, which are eliminated, as shown above, in consolidation.

        The following table shows our revenue, cost of revenue, gross profit and operating expense expressed as percentages of revenue for the years indicated:

                                  NYFIX, INC.

                                                   YEAR ENDED DECEMBER 31,
                                                ---------------------------
                                                   2004      2003    2002
                                                ---------  ------  --------

REVENUE:
   Subscription                                     54%      53%      57%
   Capital sale                                     12%      14%      15%
   Service contract                                 14%      14%      15%
   Transaction                                      20%      19%      13%
                                                -------    ------  --------
     Total revenue                                 100%     100%     100%
                                                -------    ------  --------

COST OF REVENUE:
   Subscription                                     58%      59%      51%
   Capital sale                                     40%      34%      35%
   Service contract                                 37%      31%      28%
   Transaction                                      69%      65%      98%
                                                -------    ------  --------
     Total cost of revenue                          55%      53%      51%
                                                -------    ------  --------

GROSS PROFIT:
   Subscription                                     42%      41%      49%
   Capital sale                                     60%      66%      65%
   Service contract                                 63%      69%      72%
   Transaction                                      31%      35%       2%
                                                -------    ------  --------
     Total gross profit                             45%      47%      49%
                                                -------    ------  --------

OPERATING EXPENSE:
   Selling, general and administrative              54%      55%      58%
   Restructuring charge                              3%       0%       0%
   Research and development                          1%       2%       3%
   Equity in loss of unconsolidated affiliates       0%       1%       4%
   Depreciation and amortization                     3%       4%       6%
                                                -------    ------  --------
     Total operating expense                        61%      62%      71%
                                                -------    ------  --------

        Our  revenue  is  described  in  REVENUE  RECOGNITION  in the  preceding section.

        Cost of revenue  principally  consists of costs associated with our data
centers  where  we  maintain   equipment  and   infrastructure  to  support  our
operations,  amortization of capitalized  product enhancement costs and acquired intangible  assets,  depreciation  of  subscription  equipment  and other direct costs, including customer-specific  telecommunication costs, execution, clearing fees and market data feeds. Certain data center costs, such as labor,  equipment maintenance,  software support and depreciation and amortization,  are allocated across our lines of business based on usage estimates.

        Operating  expense is comprised of selling,  general and  administrative
("SG&A"),  research and development  ("R&D"),  equity in loss of  unconsolidated affiliates and depreciation and amortization.  SG&A expense consists of salaries and  benefits,  office rent and other  office  expense,  provision  for doubtful accounts, and marketing expense. SG&A expense is allocated to our segments based on usage estimates.  Equity in loss of unconsolidated affiliates consists of 40%
of EuroLink's  operating losses from March 6, 2002 through March 28, 2004 (which

                                  NYFIX, INC.

is when we acquired the  remaining 60% of EuroLink that we did not already own),
18% of Renaissance's operating losses from October 2, 2002 through June 30, 2003
(which is when we acquired the remaining 82% of  Renaissance's  membership units that we did not already  own) and 100% of NYFIX  Millennium's  operating  losses prior to our  exercising  the  Option  on  February  1,  2002,  which is when we acquired an additional 30% ownership interest in NYFIX Millennium,  resulting in our 80% ownership interest in NYFIX Millennium, regained control of its Board of
Directors and consolidated its financial statements.  R&D expense relates to our cost of developing new products and  technologies to meet the current and future needs of our customers,  up to the point of technical feasibility at which point we capitalize such costs to bring our products to market.  R&D expense  consists primarily of salaries and related costs for our technical and development staff.
Depreciation and amortization expense consists of such expense for our corporate equipment and software and amortization of certain intangible assets.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUE

        The following table presents an overview of our revenue:

                                         YEAR ENDED DECEMBER 31,
                              ---------------------------------------------
                                     2004                    2003
                                  $         %            $         %
                              -------------------     ---------------------
                                          ($ IN THOUSANDS)
Technology Services:
   Subscription               $ 40,982      68%       $ 35,831      66%
   Capital sale                  8,929      15%          8,955      17%
   Service contract             10,528      17%          9,370      17%
                             ---------                --------
     Sub-total                  60,439      80%         54,156      82%
                             ---------                --------
Transaction Services:
   Subscription                  2,637      15%          1,611      11%
   Transaction                  14,787      85%         12,732      89%
                             ---------                --------
     Sub-total                  17,424      23%         14,343      22%
                             ---------                --------
Eliminations:
   Subscription                 (2,728)     n/a         (2,590)     n/a
                             --------                 --------
     Sub-total                  (2,728)     n/a         (2,590)     n/a
                             ---------                --------
Total revenue
   Subscription                 40,891      53%         34,852      53%
   Capital sale                  8,929      12%          8,955      14%
   Service contract             10,528      14%          9,370      14%
   Transaction                  14,787      20%         12,732      19%
                             ---------                --------
     Consolidated revenue     $ 75,135     100%       $ 65,909     100%
                             =========                ========

Segment subtotals are presented as a percentage of consolidated revenue.

        Consolidated  revenue  increased $9.2 million,  or 14%, to $75.1 million for 2004 as compared to $65.9 million for 2003.

        Our Technology  Services segment revenue increased $6.2 million, or 11%, to $60.4 million for 2004 as compared to $54.2 million for 2003.

                                  NYFIX, INC.

        Subscription  revenue for our Technology  Services segment  increased to
$41.0 million for 2004 from $35.8 million for 2003.  This $5.2 million  increase was primarily attributable to a $4.5 million increase in subscription revenue as a result of our buy-side  initiative,  as described below, and a net increase of
$0.7  million  in  subscription   revenue  from  our   traditional   technology,
derivatives, Renaissance and Javelin products primarily due to a net increase in customers.  In August 2002,  we began a direct  marketing  initiative to connect buy-side  institutions  to our expansive  NYFIX Network.  We expect our buy-side related  subscription  revenue to continue to increase in 2005 as we continue to add buy-side  customers.  In addition,  with the  integration of the Renaissance
Nasdaq  trading  platform  product  into our product  offering,  we expect a net increase in customers and subscription revenue in 2005.

        Capital  sale  revenue  for our  Technology  Services  segment  was $8.9 million  for 2004 as  compared to $9.0  million  for 2003.  Reduced  Javelin and derivatives products capital sales were largely offset by increased professional service fee revenue  related to our derivatives  products.  Capital sale revenue continues to vary  considerably  from  quarter to quarter.  While we expect that capital sale revenue will be comparable  in 2005 to 2004, we cannot  predict the timing and consistency of such revenue.

        Service revenue for our Technology  Services segment  increased to $10.5 million for 2004 from $9.4 million for 2003, which was primarily attributable to an  increase  in service  revenue  related  to the  aforementioned  increase  in subscription  revenue  related to our  buy-side  initiative,  and an increase in maintenance revenue, which was based on prior capital sale revenue.

        As a  percentage  of total  revenue,  our  Technology  Services  segment decreased to 80% for 2004 from 82% for 2003,  primarily as Transaction  Services segment revenue, described below, grew at a faster pace in 2004.

        Our Transaction Services segment revenue increased $3.1 million, or 21%, to $17.4 million for 2004 as compared to $14.3 million for 2003. Our Transaction
Services  customer base  increased in 2004 to 195 from 100 at December 31, 2003, averaging  153  and  77  for  the  years  ended  December  31,  2004  and  2003, respectively.  Average  revenue per customer  decreased to $114,000 in 2004 from
$186,000 in 2003. The decrease in average revenue per customer was attributed to a decrease in revenue from several  large  customers  and an increase in smaller customers.  The average revenue attributed to customers'  orderflow was lower in
2004 than in 2003 as a result  of lower  volume of  orderflow  executed  for the average customer, coupled with continuous downward pressure on per-share pricing for such  customers.  The  acquisition  of  EuroLink  and the  startup  of NYFIX
International in March 2004 did not have a significant effect on revenue for the year ended December 31, 2004. For our Transaction Services segment, we expect to continue to add customers throughout 2005 with the emphasis placed on adding the buy-side  customers to NYFIX Transaction  Services.  We expect this component of our  business  to continue to grow as a  percentage  of the overall  Transaction
Services  segment.  As a percentage of total revenue,  our Transaction  Services segment  increased to 23% for 2004 from 22% for 2003. We expect our  Transaction
Services segment revenue to be a larger  percentage of our consolidated  revenue in future periods.

COST OF REVENUE

        The following table presents an overview of our cost of revenue:

                                  NYFIX, INC.

                                                             YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------
                                                         2004                          2003
                                                    $                %            $               %
                                                 -----------------------      -------------------------
                                                                   ($ in thousands)
Technology Services:
   Subscription                                  $ 23,755            76%      $ 20,350            77%
   Capital sale                                     3,601            12%         3,068            12%
   Service contract                                 3,855            12%         2,897            11%
                                                ---------                     --------
     Sub-total                                     31,211            52%        26,315            49%
                                                ---------                     --------
Transaction Services:
   Subscription                                     2,467            19%         1,541            14%
   Transaction                                     10,380            81%         9,401            86%
                                                ---------                     --------
     Sub-total                                     12,847            74%        10,942            76%
                                                ---------                     --------
Corporate and Eliminations:
   Corporate:
   Data center and telecommunications              21,201                       18,685
   Fixed asset depreciation and amortization        5,592                        5,413
   Amortization of product enhancement costs        3,850                        2,657
Allocated to:
   Technology Services                            (25,683)                     (22,122)
   Transaction Services                            (4,960)                      (4,633)
                                                ---------                     --------
     Sub-total                                       --                           --
                                                ---------                     --------
Eliminations:
   Subscription                                    (2,530)          n/a         (1,472)          n/a
   Transaction                                       (198)          n/a         (1,118)          n/a
                                                ---------                     --------
     Sub-total                                     (2,728)          n/a         (2,590)          n/a
                                                ---------                     --------
Consolidated cost of revenue                     $ 41,330            55%      $ 34,667            53%
                                                =========                     ========

Segment subtotals are presented as a percentage of segment revenue.

        Consolidated  cost of revenue  increased $6.6 million,  or 19%, to $41.3 million for 2004 as compared to $34.7 million for 2003. The primary  factors for the  increase in 2004 were labor  costs of $2.2  million,  primarily  to support
Renaissance,   Javelin  and  traditional  products,   product  enhancement  cost
depreciation  and  intangible  asset  amortization  of $1.7  million,  which was primarily  due to increased  investment  in our  Technology  Services  products, transaction  execution  expenses,  including  clearing  fees,  of $1.2  million, related to the increase in our transaction  revenue,  telecommunication  expense and cross  connection  fees of $1.1  million,  primarily to support our buy-side initiative,  and other $0.2 million. As a percentage of revenue, cost of revenue increased  to  55%  for  2004,  from  53%  for  2003,  as  the  increase  in the aforementioned  Technology  Services  costs and  Transaction  Services  costs as
discussed   below  exceeded  the  increases  in  our  Technology   Services  and
Transaction Services revenue.

        Our Technology  Services segment cost of revenue increased $4.9 million, or 19%, to $31.2  million  for 2004  compared  to $26.3  million for 2003.  This increase was primarily attributable to higher allocated corporate expenses, such
as  data  center  and  service  support  labor,   telecommunications   expenses,
depreciation  and  amortization  of fixed  assets  and  amortization  of product enhancement  costs,  of $3.6 million.  These costs were  supplemented  by higher direct  network  connection  expenses of $0.5 million and other expenses of $0.4 million.  As a percentage of segment revenue,  our cost of revenue  increased to
52% in 2004,  from 49% in 2003,  as the  increase in such costs grew at a faster rate than our revenue in this segment. We expect to see a slight decrease in our cost of revenue as a percentage of revenue in 2005 as many of the investments in property  and  equipment in our data center and network  infrastructure  made in recent years should yield lower costs as a percentage of revenue.

                                  NYFIX, INC.

        Our Transaction Services segment cost of revenue increased $1.9 million, or 17%,  to $12.8  million  for 2004  compared  to $10.9  million  for 2003.  In addition to the previously described increase in transaction  execution expenses of $1.1  million,  cost of revenue  increased by $0.7 million  comprised of $0.4 million in allocated corporate expenses and $0.3 million of other expenses.  The acquisition of EuroLink and the startup of NYFIX International in March 2004 did not have a significant effect on cost of revenue for the year ended December 31,
2004. As a percentage of segment revenue,  cost of revenue  decreased to 74% for
2004, from 76% for 2003, as the increase in our costs grew at a slower rate than our revenue. We expect our cost of revenue to further decline as a percentage of
Transaction  Services  segment  revenue  in 2005.  This is  attributable  to the expected increases in revenue and the change in customer mix as described above, which should  enable us to spread our fixed costs over a greater  revenue  base, and  reduced  execution  expenses  partially  as a result of  self-clearing  our trades.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

        The following  table  presents an overview of our gross profit and gross profit margin:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                           2004                  2003
                                        $        %           $          %
                                   --------------------   --------------------
                                              ($ IN THOUSANDS)
Technology Services:
   Subscription                    $ 17,227      42%      $ 15,481      43%
   Capital sale                       5,328      60%         5,887      66%
   Service contract                   6,673      63%         6,473      69%
                                   --------               --------
     Sub-total                       29,228      48%        27,841      51%
                                   --------               --------
Transaction Services:
   Subscription                         170       6%            70       4%
   Transaction                        4,407      30%         3,331      26%
                                   --------               --------
     Sub-total                        4,577      26%         3,401      24%
                                   --------               --------
Eliminations:
   Subscription                        (198)     n/a        (1,118)     n/a
   Transaction                          198      n/a         1,118      n/a
                                   --------               --------
     Sub-total                         --        n/a          --        n/a
                                   --------               --------
Total gross profit:
   Subscription                      17,199      42%        14,433      41%
   Capital sale                       5,328      60%         5,887      66%
   Service contract                   6,673      63%         6,473      69%
   Transaction                        4,605      31%         4,449      35%
                                   --------               --------
     Consolidated gross profit     $ 33,805      45%      $ 31,242      47%
                                   ========               ========

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

        Consolidated  gross profit  increased  $2.6 million to $33.8 million for
2004 from $31.2 million for 2003.  Our gross profit margin  decreased to 45% for
2004,  as compared to 47% for 2003 as our cost of revenues grew at a higher rate than our revenue.

                                  NYFIX, INC.

        Our Technology  Services  segment gross profit increased $1.4 million to
$29.2  million for 2004 from $27.8  million for 2003. As a percentage of segment revenue,  gross profit margin  decreased to 48% for 2004 from 51% for 2003.  The decrease in gross profit  margin is  primarily  attributable  to the  previously described  increases in our costs,  which grew faster than  revenue,  as we were generally  unable to pass  increased  costs to our customers due to  competitive pricing  pressures.  We  expect to see  slight  improvements  in our  Technology
Services segment gross profit margin in 2005, as many of the improvements to our data center and network  infrastructure  made in recent years should yield lower costs as a percentage of revenue.

        Our Transaction  Services segment gross profit increased $1.2 million to
$4.6 million for 2004 from $3.4  million for 2003.  The increase in gross profit was primarily  attributable to the previously  described increase in transaction revenue.  Transaction  Services segment gross profit margin increased to 26% for
2004, as compared to 24% for 2003 as execution  costs  decreased as a percentage of revenue,  primarily as a result of reduced rate of broker and clearing  fees.
The acquisition of EuroLink and the startup of NYFIX International in March 2004 did not have a  significant  effect on gross profit for the year ended  December
31,  2004.  We expect  our  Transaction  Services  segment  gross  margin,  as a percentage of revenue,  to continue to improve in 2005.  This is attributable to our  expected  increases in customers  and  revenue,  which should  enable us to spread our fixed costs over a greater  revenue base, and continued  reduction in execution  and  clearing  expenses as a result of  utilizing  fewer  introducing brokers and self-clearing our trades through NYFIX Clearing.

SG&A

        The following table presents an overview of our SG&A expense:

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                              2004                 2003
                                            $       %           $         %
                                        ----------------     ----------------
                                                   ($ in thousands)
Salaries and benefits                   $22,973     56%      $21,239     58%
Provision for doubtful accounts             763      2%        2,831      8%
Occupancy and related                     4,094     10%        3,817     10%
Marketing, travel and entertainment       2,976      7%        2,382      7%
Professional fees                         5,664     14%        2,527      7%
General and other                         4,359     11%        3,598     10%
                                       --------              -------
    Total SG&A                      $40,829     54%      $36,394     55%
                                       ========              =======

The total SG&A is presented as a percentage of consolidated revenue.

        SG&A expense increased $4.4 million,  or 12%, to $40.8 million for 2004, as compared to $36.4 million for 2003.  The increase was primarily  attributable to increased professional and consulting fees of $3.1 million due principally to professional  fees  incurred  in  connection  with the  restatement  of our 1999 through 2002 financial statements in May 2004, the class-action  complaint filed against us, SEC matters and consulting  fees related to  Sarbanes-Oxley  initial
Section  404  compliance;  increased  salaries  and  benefits  of  $1.7  million primarily  due to  increased  staffing  related  to our  July  2003  Renaissance acquisition,  annual merit  increases  which were effective  January 1, 2004 and increased health care costs,  which were partially  offset by lower  stock-based compensation expense; increased marketing,  travel and entertainment expenses of
$0.6  million,  primarily  related to the  commencement  of operation  for NYFIX
International  and increased  occupancy and related expenses of $0.3 million due primarily to overlapping rent expense while we operated from two offices on Wall
Street and expenses  associated with EuroLink of $0.5 million.  These items were partially  offset by a reduced  provision for doubtful  accounts of $2.1 million

                                  NYFIX, INC.

due to our  recording of a provision  of $2.2  million in the fourth  quarter of
2003. As a percentage of total revenue,  SG&A expense  decreased to 54% for 2004 from 55% for 2003, as the increase in  consolidated  revenue was slightly higher than the increase in SG&A expense. We expect that our general and administrative expenses,  particularly related to our professional fees, including legal, audit and consulting fees in connection with the class-action  complaint filed against us, SEC matters and  Sarbanes-Oxley  compliance  will remain at higher levels in the near term. In addition,  we expect our employee benefit costs,  specifically our primary health  insurance  rate, to increase  approximately  20% in 2005. To partially offset the anticipated cost increases in 2005, we deferred most of our employees' annual merit increases to be effective July 1, 2005.

        As discussed  below,  in February  2004, we entered into an agreement to lease additional space at our 100 Wall Street office. Although we did not occupy the  additional  space  until  August  2004,  in  accordance  with SFAS No.  13,
ACCOUNTING FOR LEASES, we commenced recording rent expense on February 1, 2004.

RESTRUCTURING CHARGE

        Effective  February  1, 2004,  we  entered  into an  agreement  to lease additional space at our New York City offices at 100 Wall Street.  In connection with this  agreement,  in the second quarter of 2004 we ceased use of one of our other offices on Wall Street and commenced consolidating our operations into the new space and eliminated 14 staff  positions.  In accordance  with SFAS No. 146,
ACCOUNTING FOR EXIT OR DISPOSAL  ACTIVITIES,  we recorded a charge to operations of $2.5  million.  This charge  included  the fair value of the  remaining  rent payments, net of anticipated sub-lease income, severance and write-offs of fixed assets and  leasehold  improvements.  We now  maintain one office on Wall Street comprising  35,800 square feet,  which is a 23% reduction from the 46,500 square feet previously leased. In addition to operational efficiencies, we believe that we can realize an annual lease savings of approximately  20% for our Wall Street office.  We entered into  sub-lease  agreements  for the entire  premises of our former office. We do not currently anticipate any restructuring charge in 2005.

R&D

        R&D expense  decreased  $0.4 million,  or 29%, to $1.0 million for 2004, from $1.4  million for 2003 as our  software  developers  and quality  assurance personnel  focused  their  efforts on enhancing  and  extending the lives of our products. As a percentage of total revenue, R&D expense decreased to 1% for 2004 from 2% for 2003. We expect to invest a similar amount in R&D expense in 2005.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES

        In 2004, we recognized  equity in the losses of EuroLink of $0.1 million for the three months ended March 31, 2004. In 2003, we recognized  equity in the losses of  EuroLink  of $0.4  million  and equity in the  losses of  Renaissance through  June  30,  2003 of  $0.4  million.  We  accounted  for  our  previously unconsolidated  affiliates,  EuroLink and  Renaissance,  under the equity method through the acquisition dates of March 29, 2004 and July 1, 2003, respectively.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization expense decreased $0.3 million, or 12%, to
$2.3  million for 2004,  from $2.6  million for 2003 due to an increase in fully
depreciated  assets.  As  a  percentage  of  total  revenue,   depreciation  and
amortization  expense decreased to 3% for 2004 from 4% for 2003. The decrease as a  percentage  of total  revenue was  primarily  attributable  to the  decreased amortization  expense  compared  to the  increased  revenue.  We expect to see a similar  decreasing trend of depreciation  and amortization  expense in the near term.

                                  NYFIX, INC.

LOSS FROM OPERATIONS

        Loss from  operations  was $12.9 million for 2004, as compared to a loss from  operations of $10.0 million for 2003.  The  increased  operating  loss was primarily due to the restructuring  charge of $2.5 million;  higher SG&A expense of $4.4 million,  primarily due to professional  fees related to the restatement of our 1999 through 2002  consolidated  financial  statements  in May 2004,  the class-action complaint filed against us, SEC matters and consulting fees related to  Sarbanes-Oxley  initial  Section 404  compliance.  The cost  increases  were partially  offset by increased gross profit as described  above. As a percentage of total revenue, loss from operations was a deficit of 17% for 2004 as compared to a deficit  of 15% for  2003.  The  increased  loss as a  percentage  of total revenue  was  attributable  primarily  to the  greater  percentage  increase  in operating  expenses,  including  the  restructuring  charge,  as compared to the percentage increase in revenue.

INTEREST EXPENSE

        Interest  expense  increased $0.6 million,  or 300%, to $0.8 million for
2004 from $0.2 million for 2003, primarily due to interest expense recognized on sales tax obligations and accelerated  interest  expense on the notes to certain
Renaissance  unitholders  which were in default.  We expect interest  expense to increase  in 2005,  primarily  as a result of a $7.5  million  convertible  note issued on December 30, 2004.

INVESTMENT INCOME

        Investment  income  decreased $0.5 million,  or 83%, to $0.1 million for
2004 from $0.6 million for 2003, primarily due to lower interest income on loans to  unconsolidated  affiliates  and lower  overall  invested  consolidated  cash balances. We expect investment income to decrease in 2005.

OTHER INCOME (EXPENSE), NET

        Other income (expense), net increased $0.2 million in 2004 primarily due to a loss of $0.1  million  on the  extinguishment  of debt in  connection  with amended promissory notes to certain unitholders of Renaissance.

INCOME TAXES

        We recorded an income tax provision of $19.1 million for 2004,  compared to a tax benefit of $4.6 million for 2003. We established  an initial  valuation allowance on our deferred tax assets,  in accordance with SFAS No. 109, of $21.0 million during the quarter ended September 30, 2004.  Where there are cumulative losses  in  recent  years,  SFAS  No.  109  requires,  except  in  very  limited circumstances,  that a deferred tax asset valuation allowance be established. We did not have  operating  income in the years ended  December 31,  2004,  2003 or
2002.  We had  previously  estimated  that our deferred  tax assets,  consisting primarily of tax credit  carryforwards  and net  operating  loss  carryforwards, would be realized and no valuation allowance was required,  based on revenue and operating expense assumptions. During the third quarter of 2004, our general and administrative expenses related to Sarbanes-Oxley initial Section 404 compliance and legal fees increased more than  forecasted and we expect these costs,  legal fees in  particular,  to remain  at high  levels in the near  term.  These  cost increases,  together with revenues from our Transaction  Services  segment being impacted by much lower than expected volumes in the equity markets, particularly during the month of September,  were the primary reasons we reduced our forecast for the  near-term.  Until we can achieve and  sustain an  appropriate  level of profitability,  we plan to maintain a valuation  allowance  on our  deferred tax assets,  and accordingly we expect our future income tax provision or benefit to be minimal.

                                  NYFIX, INC.

        Our  effective  tax rate was 140% for 2004 as  compared to an income tax benefit rate of 48% for 2003.  For 2004,  our effective tax rate was higher than the Federal  statutory rate primarily due to the  establishment of the valuation allowance  on our  deferred  tax assets of 188%.  For 2003,  our  effective  tax benefit rate was higher than the Federal  statutory  rate  primarily  due to the effects of recognition of certain research and development tax credits of 6% and state income taxes of 6%.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUE

        The following table presents an overview of our revenue:

                                        YEAR ENDED DECEMBER 31,
                            ------------------------------------------------
                                    2003                   2002
                                 $          %           $            %
                            ---------------------    -----------------------
                                             ($ IN THOUSANDS)
Technology Services:
  Subscription               $ 35,831      66%       $ 31,377      65%
  Capital sale                  8,955      17%          8,517      18%
  Service contract              9,370      17%          8,471      17%
                             --------                --------
    Sub-total                  54,156      82%         48,365      86%
                             --------                --------
Transaction Services:
  Subscription                  1,611      11%            488       6%
  Transaction                  12,732      89%          7,109      94%
                             --------                --------
    Sub-total                  14,343      22%          7,597      14%
                             --------                --------
Eliminations:
  Subscription                 (2,590)     n/a           (150)     n/a
                             --------                --------
    Sub-total                  (2,590)     n/a           (150)     n/a
                             --------                --------
Total revenue
  Subscription                 34,852      53%         31,715      57%
  Capital sale                  8,955      14%          8,517      15%
  Service contract              9,370      14%          8,471      15%
  Transaction                  12,732      19%          7,109      13%
                             --------                --------
    Consolidated revenue     $ 65,909     100%       $ 55,812     100%
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

        Subscription  revenue for our Technology Services segment increased $4.4 million,  or 14%, to $35.8  million for 2003 from $31.4  million for 2002.  This increase  was  primarily  attributable  to an increase of $1.1  million from our buy-side  initiative  and  a net  increase  in  subscription  revenue  from  our traditional  technology  customers of $0.8 million.  In August 2002, we began an initiative  to sell circuits to buy-side  institutions  in order to leverage our expansive NYFIX Network.  Our traditional  technology average annualized revenue

                                  NYFIX, INC.

per customer was  $112,000 in 2003,  as compared to $114,000 in 2002.  While the average revenue per customer decreased, our total number of customers increased.
At December 31, 2003, we had approximately 285 traditional equity customers,  up from approximately 263 at December 31, 2002. In addition  subscription  revenues attributable to our Javelin products increased $1.9 million,  to $9.7 million in
2003 from $7.8  million  in 2002,  primarily  due to  twelve  months of  Javelin subscription  revenue  in 2003 as  compared  to nine  months  in 2002  since our acquisition of Javelin in March 2002.

        Capital  sale  revenue  for our  Technology  Services  segment  was $9.0 million  for 2003 as  compared to $8.5  million  for 2002,  which was  primarily attributable  to the  additional  three  months of Javelin  revenue  for 2003 as compared to 2002.

        Service revenue for our Technology  Services  segment  increased to $9.4 million for 2003 from $8.5 million for 2002, which was primarily attributable to an increase in service revenue based on our  subscription  revenue  increase and the additional three months of service revenue for Javelin in 2003.

        Our Technology  Services segment revenue  increased $2.4 million related to intercompany revenue, which was eliminated in consolidation, for products and services provided to our Transaction Services segment for their customers.

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

COST OF REVENUE

        The following table presents an overview of our cost of revenue:

                                  NYFIX, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                            2003                      2002
                                                    $               %           $                %
                                                ------------------------     -----------------------
                                                                     ($ in thousands)
Technology Services:
  Subscription                                  $ 20,350            77%      $ 15,890            75%
  Capital sale                                     3,068            12%         2,958            14%
  Service contract                                 2,897            11%         2,412            11%
                                                --------                     --------
    Sub-total                                     26,315            49%        21,260            44%
                                                --------                     --------
Transaction Services:
  Subscription                                     1,541            14%           216             3%
  Transaction                                      9,401            86%         7,096            97%
                                                --------                     --------

    Sub-total                                     10,942            76%         7,312            96%
                                                --------                     --------

Corporate and Eliminations:
 Corporate:
  Data center and telecommunications              18,685                       16,140
  Fixed asset depreciation and amortization        5,413                        4,420
  Amortization of product enhancement costs        2,657                        2,352
Allocated to:
  Technology Services                            (22,122)                     (18,646)
  Transaction Services                            (4,633)                      (4,266)
                                                --------                     --------
    Sub-total                                       --                           --
                                                --------                     --------

Eliminations:
  Subscription                                    (1,472)          n/a           --             n/a
  Transaction                                     (1,118)          n/a           (150)          n/a
                                                --------                     --------
    Sub-total                                     (2,590)          n/a           (150)          n/a
                                                --------                     --------
Consolidated cost of revenue                    $ 34,667           53%       $ 28,422           51%
                                                ========                     ========

        Segment subtotals are presented as a percentage of segment revenue.

        Consolidated  cost of revenue  increased $6.3 million,  or 22%, to $34.7 million in 2003 as compared to $28.4  million in 2002.  The primary  factors for the increase  were data center and  telecommunication  expense of $2.5  million, depreciation  expense of $1.0 million and product  enhancement cost amortization of $0.3 million,  which was primarily due to an increase in  infrastructure  and capacity  in our data  centers  and  product  enhancements  costs to support our
Technology Services segment, including our derivatives,  Renaissance and Javelin products as we integrated them with our traditional equity products and onto our
NYFIX Network. In addition, cost of revenue increased by $1.0 million, which was
attributable  to  execution,   clearing  and  specialist  fees  related  to  our
Transaction  Services revenue, and by $0.7 million for acquired intangible asset amortization  due to a full year's expense in 2003 for the NYFIX  Millennium and
Javelin  acquisitions  as compared to eleven  months and nine months  expense in
2002,  respectively,  and  six  months  expense  in  2003  for  the  Renaissance acquisition.  As a percentage of revenue, our cost of revenue increased slightly to 53% in 2003, from 51% in 2002, as the increase in the Technology Services and
Transaction  Services costs offset the increase in our  Technology  Services and
Transaction Services revenue as mentioned below.

        Our Technology  Services segment cost of revenue increased $5.0 million, or 24%,  to $26.3  million in 2003 as  compared  to $21.3  million in 2002.  The increase was  primarily  attributed  to the  increases  in  allocated  corporate expenses, such as data center and telecommunications expenses,  depreciation and amortization of fixed assets and amortization of product  enhancement  costs and amortization of acquired  intangible assets. In addition,  service contract cost of revenue  increased $0.5 million,  or 21%, to $2.9 million for 2003, from $2.4

                                  NYFIX, INC.

million in 2002.  The increase  was  primarily  due to increased  labor costs to support  our  products.  As a  percentage  of segment  revenue,  cost of revenue increased  to 49% in 2003,  from 44% in 2002,  as the increase in the costs grew faster than revenue.

        Our Transaction Services segment cost of revenue increased $3.6 million, or 50%,  to $10.9  million  in 2003 as  compared  to $7.3  million  in 2002.  In addition  to the  increase  in  transaction  related  expenses,  cost of revenue increased  related to intercompany  charges  related to the Technology  Services revenue passed through to Transaction Services customers, of $2.4 million, which was eliminated in our consolidated cost of revenue.  As a percentage of revenue, cost of revenue  decreased to 76% in 2003,  from 96% in 2002,  as the  increased segment revenue absorbed relatively fixed costs.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

        The following  table  presents an overview of our gross profit and gross profit margin:

                                          YEAR ENDED DECEMBER 31,
                                  ------------------------------------------
                                          2003                  2002
                                      $          %           $          %
                                  ------------------     -------------------
                                              ($ IN THOUSANDS)
Technology Services:
  Subscription                    $ 15,481      43%      $ 15,487      49%
  Capital sale                       5,887      66%         5,559      65%
  Service contract                   6,473      69%         6,059      72%
                                  --------               --------
    Sub-total                       27,841      51%        27,105      56%
                                  --------               --------
Transaction Services:
  Subscription                          70       4%           272      56%
  Transaction                        3,331      26%            13       0%
                                  --------               --------
    Sub-total                        3,401      24%           285       4%
                                  --------               --------
Eliminations:
  Subscription                      (1,118)    n/a           (150)    n/a
  Transaction                        1,118     n/a            150     n/a
                                  --------               --------
    Sub-total                         --       n/a           --       n/a
                                  --------               --------
Total gross profit:
  Subscription                      14,433      41%        15,609      49%
  Capital sale                       5,887      66%         5,559      65%
  Service contract                   6,473      69%         6,059      72%
  Transaction                        4,449      35%           163       2%
                                  --------               --------
    Consolidated gross profit     $ 31,242      47%      $ 27,390      49%
                                  ========               ========

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

        Consolidated  gross profit  increased  $3.8 million to $31.2  million in
2003 from $27.4  million in 2002.  The  increases  in  Technology  Services  and
Transaction Services cost of revenue offset the increases in Technology Services and Transaction Services revenue. Accordingly, our gross profit margin decreased to 47% for 2003, as compared to 49% for 2002.

        Our Technology  Services  segment gross profit increased $0.7 million to
$27.8  million in 2003 from $27.1  million in 2002.  As a percentage  of segment

                                  NYFIX, INC.

revenue,  our gross profit margin decreased to 51% in 2003 from 56% in 2002. The decrease in gross profit is primarily  attributable to the previously  described increases  in our costs,  which grew  faster than  revenue as we were  generally unable to pass  increased  costs to our  customers  due to  competitive  pricing pressures.

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

SG&A

        The following table presents an overview of our SG&A expense:

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------
                                              2003                2002
                                           $        %          $        %
                                        -----------------   ----------------
                                                ($ in thousands)
Salaries and benefits                   $21,239     58%      $19,881     62%
Provision for doubtful accounts           2,831      8%        1,146      3%
Occupancy and related                     3,817     10%        3,544     11%
Marketing, travel and entertainment       2,382      7%        2,825      9%
Professional fees                         2,527      7%        2,041      6%
General and other                         3,598     10%        2,803      9%
                                        -------             --------
  Total SG&A                        $36,394     55%      $32,240     58%
                                        =======             =========

The total SG&A is presented as a percentage of consolidated revenue.

        SG&A expense increased $4.2 million,  or 13%, to $36.4 million for 2003, as compared to $32.2 million for 2002.  The increase was primarily  attributable to an increased  provision for doubtful  accounts of $1.7 million as a result of our  recording of a provision of $2.2 million in the fourth  quarter of 2003 due principally  to our cash  collection  program.  In  addition,  our  salaries and benefits expenses increased $1.4 million, primarily due to increased staffing to support our  operations,  annual merit  increases  for our staff and  continuing increases to health care costs, however these increases were partially offset by lower  compensation  expense related to stock options of $0.7 million in 2003 as compared to $2.5 million in 2002. Our  professional  fees increased $0.5 million in 2003 as compared to 2002,  due  primarily  to non-audit  services  related to initial Sarbanes-Oxley  compliance,  in addition to other legal and professional services.  Occupancy and related expenses increased $0.3 million,  primarily due to the  Renaissance  acquisition.  General  and  other  expense  increased  $0.8 million,  which included increased general insurance expense of $0.4 million and a variety of other items aggregating $0.4 million, net. As a percentage of total revenue,  SG&A expense  decreased to 55% in 2003 as compared to 58% in 2002,  as the increase in consolidated revenue outpaced the increase in SG&A expense.

R&D

        R&D expense  decreased $0.1 million to $1.4 million for 2003 as compared to $1.5  million  for 2002.  As a  percentage  of total  revenue,  research  and development  expense  decreased to 2% for 2003 from 3% for the 2002,  due to the increase in revenue.

                                  NYFIX, INC.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATES

        Effective  February 1, 2002,  we  exercised  the Option to increase  our ownership  interest  in  NYFIX  Millennium,  from  50% to 80% and at  that  date consolidated NYFIX Millennium's financial statements.  NYFIX Millennium incurred operating  losses  of $1.4  million  for the  month of  January  2002,  which we recognized under the equity method.

        Our equity interest in our other previously  unconsolidated  affiliates,
Renaissance  (which we acquired in July 2003) and EuroLink (which we acquired in
March 2004),  increased $0.2 million to $0.8 million for 2003, from $0.6 million for 2002, due primarily to our equity in the losses  incurred by these entities.
We  recognized  our equity in the losses of  EuroLink  of $0.4  million in 2003, compared  to losses of $0.5  million in 2002.  We  recognized  our equity in the losses of Renaissance through June 30, 2003 of $0.4 million. We made our initial investment in  Renaissance  in the fourth  quarter of 2002,  and  recognized our equity  in its  losses  of  $0.1  million  in  that  period.  We  accounted  for
Renaissance by the equity method through June 30, 2003.  Effective July 1, 2003, we acquired the remaining 82% of the membership units in Renaissance that we did not already own, and  accordingly,  we consolidated the results of operations of
Renaissance as of that date. Effective March 29, 2004, we acquired the remaining
60% of  EuroLink  that we did  not  already  own,  and  consolidated  EuroLink's operating results as of that date.

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

LOSS FROM OPERATIONS

        Loss from  operations  decreased $1.6 million,  or 14%, to $10.0 million for 2003,  from $11.6 million for 2002.  The increased loss was primarily due to higher cost of revenue and operating  expense  offset by the increase in revenue as described above. As a percentage of total revenue, loss from operations was a deficit of 15% in 2003 and 21% in 2002.

INTEREST EXPENSE AND INVESTMENT INCOME

        Investment  income remained  constant at $0.6 million for 2003 and 2002.
This  was  principally  due  to  lower  interest  income  due to  lower  average investment  balances and lower yields,  which was offset by additional  gains on sales of short-term  investments.  Interest expense  decreased $0.1 million,  or
50%, to $0.2 million for 2003,  from $0.3 million for 2002,  principally  due to reduced interest on capital lease obligations as the principal  balances on such leases declined.  We also incurred a nominal amount of interest for notes issued in connection with our Renaissance acquisition.

INCOME TAXES

        We recorded an income tax benefit of $4.6 million for 2003,  compared to an income tax benefit of $4.3  million for 2002.  The income tax benefit in 2003 was  attributable  to a tax benefit on our pre-tax  loss of $9.5 million and tax benefits relating to certain Federal and state R&D tax credits  aggregating $0.6 million.  Our  effective  tax benefit  rate of 48% in 2003  exceeded the Federal statutory rate primarily due to the effect of state and Federal tax benefits and research  and  development  tax  credits.  The  income  tax  benefit in 2002 was attributable  to a tax benefit on our pre-tax  loss and  recognition  of certain research and  development  tax credits,  aggregating  $0.9  million,  from prior

                                  NYFIX, INC.

years.  We will  receive no income tax  benefit  for the equity in loss of NYFIX
Millennium  of $1.4  million in 2002 as the  operating  loss is allocated to the
Initial  Partners and New Partners for income tax  purposes.  Our  effective tax benefit rate of 38% for 2002 exceeded the Federal  statutory  rate primarily due to the impact of our research and development tax credits of 8% and state income taxes of 4%.  This  benefit  was  offset by the  impact of the equity in loss of
NYFIX Millennium of 6%.

LIQUIDITY AND CAPITAL RESOURCES

        Historically,  a significant  source of our funding has been the sale of equity  securities.  Between  1997 and 1999 we raised a total of $9.5 million in net proceeds through several private  placements where we issued an aggregate of
3,431,000  shares of our common stock. In 2001, we raised $57.3 million,  net of expenses, from a follow-on public offering of three million shares of our common stock. We used a portion of the net proceeds from the follow-on  public offering to  repurchase  1.3 million  shares of our common stock at an aggregate  cost of
$19.1 million.  We also have historically  received funding from the exercise of stock options,  which  aggregated $1.6 million from 2002 through 2004. We funded
our  acquisitions  of  Javelin,  NYFIX  Millennium,   Renaissance  and  EuroLink
primarily  through  the  issuance of our common  stock and notes  payable in our stock or cash, at our option. Please see Item 1. Business - Acquisitions.

        Another  significant  source of funding  for us is cash  generated  from operations, which was $7.1 million, $15.4 million and $3.7 million in 2004, 2003 and 2002, respectively,  aggregating $26.2 million.  Excluding changes in assets and  liabilities,  net of  business  acquisitions,  which  tend to be subject to short-term fluctuations, the comparable amount of cash generated from operations was $4.8 million, $9.5 million and $7.1 million, respectively, aggregating $21.4 million.  Our primary  source of cash from  operations is from revenue  received from our customers.  Our primary uses of cash for operations include data center expenses,  including its operations and  telecommunication  costs, and operating expenses, including salaries and benefits,  marketing, travel and entertainment, office  rent  and  related  occupancy,  and  other  general  and  administrative expenses.

        We have invested  $6.7  million,  $5.3 million and $4.6 million in 2004,
2003 and 2002,  respectively,  aggregating  $16.6  million,  in our data  center infrastructure  and other property and equipment to keep current with technology trends. We expect to invest at a similar level in 2005 as compared to 2004.

        We have capitalized product  enhancements of $6.5 million,  $5.3 million and $2.8  million in 2004,  2003 and 2002,  respectively,  to keep our  products competitive.  The increase in capitalized  product enhancement costs in the last two years was  primarily  attributable  to our Javelin and  Renaissance  product lines.  We have many product  enhancements  in  development,  which we expect to release into  production  during 2005. We expect to capitalize a similar  amount for product enhancements in 2005 as compared to 2004.

        We  acquired  net cash of $1.2  million in 2004 and have  invested  $2.5 million,  $12.1  million  and  $17.2  million  of cash in 2003,  2002 and  2001, respectively,  aggregating  $30.6  million,  for our  acquisitions  of  Javelin,
Renaissance, NYFIX Millennium, NYFIX Transaction Services and EuroLink. Included
in our 2004 amount was net  proceeds of $1.3  million  received  primarily  as a return  of funds  held in  escrow  pursuant  to a  settlement  agreement  with a representative  of the former  shareholders  of Javelin.  In connection with our
Renaissance  acquisition  we  issued  outstanding  notes  payable  over the next several years, aggregating $3.0 million,  payable, at our option, in cash or our common stock. On April 7, 2004,  pursuant to notice from certain payees after we defaulted on the notes,  we issued shares of our common stock as payment in full of $2.0  million in  principal  amount of such notes.  On July 2, 2004 we issued shares of our common  stock in  payment of $0.2  million of such notes that came due on July 1, 2004. We intend to pay the remaining  debt with our common stock,

                                  NYFIX, INC.

thus not  requiring  cash.  On March 29, 2004,  we acquired the remaining 60% of
EuroLink's  common  stock that we did not already  own. We paid for the EuroLink transaction  with $24,000 in cash and one-year  promissory  notes payable in our common stock or cash, at our option, valued in the aggregate at $0.5 million. We integrated EuroLink with NYFIX  International.  We have no current plans for any other  acquisitions;  we plan to continue to focus on the synergies arising from our previous acquisitions.

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

        At December 31, 2004, our principal sources of liquidity were cash, cash equivalents  and  short-term  investments  in the aggregate of $26.9 million and accounts  receivable  of $13.4  million.  At December 31, 2004,  we had accounts payable and accrued expenses aggregating $18.2 million. We do not expect to make any  significant  income  tax  payments  due to  available  net  operating  loss carryforwards and research and development tax credits.

        NYFIX Clearing,  NYFIX  Transaction  Services and NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. NYFIX International,  as an FSA-registered  broker-dealer,  is also subject to minimum net capital requirements.  During the year ended December 31,
2003,  we funded  $10.8  million to NYFIX  Clearing to enable it to maintain its minimum  excess net capital  requirement  of $10.0 million as a condition of its approval by the DTCC.  During the year ended  December 31, 2004,  we provided an
aggregate   additional   capital  of  $1.3   million  in  the  form  of  capital
contributions and subordinated loans to enable our US broker-dealer subsidiaries to individually  and  collectively  exceed their net capital  requirements,  and another $1.3 million to NYFIX International in the form of capital contributions as a condition  of NYFIX  International's  approval by the FSA. At December  31,
2004, our broker-dealer subsidiaries had aggregate net capital of $12.7 million,
which   exceeded  the   aggregate   minimum  and  minimum   excess  net  capital
requirements,  collectively  by $1.7  million.  At December 31, 2004,  we had an aggregate  of $13.9  million  of our  consolidated  cash,  cash-equivalents  and short-term  investments  committed to maintain our  broker-dealer  subsidiaries'
collective minimum and minimum excess net capital requirements of $11.0 million.
In the  first  quarter  of 2005,  we  provided  our  broker-dealer  subsidiaries aggregate  additional  capital of $2.8 million in the form of additional capital contributions. Our broker-dealer subsidiaries may need us to fund or commit more of our consolidated  cash,  cash-equivalents  and short-term  investments in the future to maintain their individual  minimum and, in the case of NYFIX Clearing,
its  minimum  excess  net  capital   requirements.   If  any  or  all  of  these
broker-dealer  subsidiaries  were to fall below their minimum or minimum  excess net  capital  requirements,  their  operations  may  be  restricted  by  certain regulatory agencies.

        As a result of the reduced availability of cash due to our broker-dealer net capital  requirements,  as  described  above,  and our  continued  operating losses, on December 30, 2004, we issued a $7.5 million  Convertible Note with an interest  rate  of 5% due in  December  2009  (the  "Note")  through  a  private placement to the Lender.  The interest on the Note is payable in cash or, at our option as  described  below,  by the  issuance  of shares of our  common  stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June
30, 2005.

        The Note is  subordinated  to all of our  existing  and  future  secured indebtedness.  The Lender has certain  rights to require  that we  register  the common stock  issuable,  upon conversion of the Note or for payment of interest, under the Securities Act of 1933, as amended. Such registration  statement is to be effective by September  30, 2005 and if it is not, we will be required to pay additional  interest,  in cash, for each month the effectiveness is delayed. The

                                  NYFIX, INC.

additional interest varies by month and has an aggregate cap of $500,000 for the duration  of the  Note.  The  entire  outstanding  principal  amount of the Note together  with all  accrued but unpaid  interest is due in cash on December  30,
2009; and except under certain conditions,  we have no right of early prepayment on the Note.

        At the option of the  Lender,  the Note is  convertible  into our common stock at $6.94 per common share, which was a 20% premium over the average of our common stock  closing  price for the five trading days  preceeding  December 30,
2004. At our option,  the Note is convertible into our common stock according to a formula  based on the  market  price of our stock  during the term of the Note which  requires  among other  things for our common  stock to exceed 150% of the price at which the Lender can convert the Note (or $10.41 per common share).

        If we issue  shares of our common  stock to convert  the Note or to make interest  payments,  we are  required  to pay a 5%  premium  based on an average closing  price of our common stock for the previous ten days.  If we convert the
Note prior to December 30, 2007, we are required to pay an additional make-whole interest payment in either cash or our common stock at our discretion.

        As a result of the restatement of our financial  statements for the year ended  December  31,  2003,  we were in breach of  certain  representations  and warranties  relating to those financial  statements that constituted an event of default under the Note. On June 24, 2005,  the Lender waived all defaults  under the Note and  extended  the  requirement  to have a  registration  statement  be effective  for the shares of our  common  stock that may be issued as payment of principal or interest  under the Note to March 31, 2006. In exchange,  we agreed to reduce the price at which the lender can convert  the Note into common  stock from $6.94 per share, as described  above,  to $5.75 per share,  which was a 16%
premium over the average of our common stock  closing price for the five trading days preceeding June 24, 2005. Accordingly,  our option to convert the Note into our common  stock is based on the market  price of our stock  during the term of the Note which requires,  among other things, our common stock to exceed 150% of the price (or $8.63 per common share on a revised basis) at which the Lender can convert the Note.

        In addition,  at the option of the Lender, we may issue to the Lender up to an additional $2.5 million note under terms substantially similar to those of the Note. The Lender requested,  and we agreed to extend the termination date of the option to issue the  additional  $2.5  million  note from March 30,  2005 to until ten days after the date we file this 2004 Annual Report on Form 10-K.

        We believe that our cash and short-term  investments of $26.9 million at
December  31,  2004,  together  with  anticipated  cash  to  be  generated  from operations,  will be sufficient  to support our capital and operating  needs and the net capital  requirements of our  broker-dealer  operations for at least the next twelve months.

        The following  summarizes our material commitments at December 31, 2004, and the effect such  obligations  are expected to have on our liquidity and cash flows in future periods:

                                  NYFIX, INC.

                                                    PAYMENTS DUE BY PERIOD
                                          Less than                               More than
  Contractual Obligations      Total       1 year      1-3 Years      3-5 Years    5 Years
                              -------     -------    ------------     ---------   ---------
                                                   (in thousands)
Long-term debt                $ 9,038     $ 1,102     $   436          $ 7,500     $  --
Capital lease obligations       1,406         510         896             --          --
Operating leases               26,336       4,875       7,228            5,211       9,022
Purchase obligations           10,103       4,734       4,859              510        --
                              -------     -------     -------          -------     -------
    Total                     $46,883     $11,221     $13,419          $13,221     $ 9,022
                              =======     =======     =======          =======     =======

        Long-term  debt  consists  of  payments on  promissory  notes  issued in connection with the Renaissance and EuroLink acquisitions and the Note described above. As described  earlier,  under the terms of the notes issued, we may elect to make the note payments in shares of our common stock  instead of cash,  which would reduce the amounts shown above and lessen the effect on liquidity and cash flows.  Purchase  obligations  include minimum  purchase  obligations to certain telecommunication  providers  in exchange for pricing  discounts  and a software licensing arrangement with a minimum licensing fee.

WORKING CAPITAL

        At  December  31,  2004,  we had  working  capital  of $20.8  million as compared to $22.7 million at December 31, 2003.  Working capital at December 31,
2004 also  included the net proceeds  from the issuance of the $7.5 million Note on December 30, 2004. The decrease in working capital was principally due to the cash used to acquire property, equipment and leasehold improvements, enhance our products,  fund pre-acquisition working capital advances to EuroLink and current liabilities in conjunction  with the  restructuring  charge.  These amounts were partially offset by cash flows provided by operating  activities,  cash acquired from net borrowings and net cash acquired from the Javelin escrow settlement.

CASH PROVIDED BY OPERATING ACTIVITIES

        Net cash provided by operating  activities in 2004 was $7.1 million,  as our net loss of $32.7 million, adjusted for non-cash items, such as depreciation and  amortization,  deferred income taxes,  provision for doubtful  accounts and equity in loss of  unconsolidated  affiliates,  provided $4.7  million.  Working capital and other assets and liabilities increased $2.4 million due to increased accounts payable and other liabilities of $6.1 million, deferred revenue of $0.3 million and net securities borrowed of $0.2 million.  These items were partially offset by an increase in accounts  receivable of $3.8 million and an increase in prepaid  expenses  and  other  assets  of $0.4  million.  In 2005,  we expect to continue to generate positive cash flows from operating activities.

        Net cash provided by operating  activities in 2003 was $15.4 million, as our net loss of $4.9 million, adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and equity in loss of unconsolidated  affiliates,  provided $8.0 million. Working capital and other assets and  liabilities  increased  $7.4  million  due to a decrease in accounts receivable  of $3.4  million  and an  increase  in  accounts  payable  and other liabilities of $1.7 million.

CASH USED IN INVESTING ACTIVITIES

        Net cash used in investing  activities in 2004 was $13.0  million.  This amount consisted  primarily of capital  expenditures,  primarily for data center equipment  and  software,  of $6.7 million,  product  enhancement  costs of $6.5 million,  net purchases of short-term  investments of $1.0 million and loans and advances to EuroLink of $0.2  million.  These amounts were  partially  offset by

                                  NYFIX, INC.

cash acquired from  acquisitions  of $1.4 million,  which  included cash of $1.3 million  received  primarily  as a return of funds held in escrow  pursuant to a settlement  agreement  with a  representative  of  the  former  shareholders  of
Javelin. In 2005, we expect to invest a similarly  proportionate  amount of cash for  capital  expenditures  for  property  and  equipment  as  well  as  product enhancement costs.

        Net cash used in investing  activities  in 2003 was $5.8  million.  This
consisted  primarily  of  capital   expenditures  for  property  and  equipment,
principally  for data center  equipment and software,  of $5.3 million,  product enhancement  costs of $5.3  million  and loans and  advances  to  unconsolidated affiliates of $2.4 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $7.3 million.

CASH PROVIDED BY FINANCING ACTIVITIES

        Net cash  provided  by  financing  activities  in 2004 was $7.4  million consisting  of net  proceeds  from  borrowings  of $7.6  million  (of which $7.2 million in net proceeds  was received  from the issuance of the Note on December
30,  2004) and  proceeds  of $0.4  million  from the  issuance  of common  stock resulting from the exercise of stock options, partially offset by payments under capital lease  obligations of $0.6 million.  In 2005, we expect to repay debt of
$0.4 million and capital lease obligations of $0.6 million.  We may elect to pay our  promissory  note  obligations  with  shares of our common  stock,  thus not requiring cash.

        Net cash  provided by  financing  activities  in 2003 was $0.2  million, consisting primarily of net proceeds from the issuance of common stock resulting from the exercise of stock  options by employees of $0.8 million and  repayments of notes receivable issued for common stock of $0.5 million, partially offset by payments under capital lease obligations of $1.1 million. We had nominal capital lease obligations remaining as of December 31, 2003.

SEASONALITY AND INFLATION

        We believe that our operations have not been  significantly  affected by seasonality or inflation.

OFF-BALANCE SHEET ARRANGEMENTS

        We have no  material  off-balance  sheet  arrangements  other  than,  as described  above,  operating  leases that are  discussed  in Note 8 and purchase obligations  that  are  discussed  in  Note  9  to  the  Consolidated  Financial
Statements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        As  previously   mentioned  in  "Application   of  Critical   Accounting
Policies",  in  December  2004,  the FASB issued  SFAS No.  123(R),  SHARE-BASED
PAYMENT. SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation  guidance.  SFAS 123(R) establishes standards for the  accounting  for  transactions  in which an entity  exchanges its equity for goods or services.  It also  addresses  transactions  in which an entity  incurs liabilities  in exchange for goods or services  that are based on the fair value of the  entity's  equity  instruments  or that may be settled by the issuance of those  equity  instruments.  SFAS 123(R)  focuses  primarily on  accounting  for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS 123(R)  allows  entities  to apply a modified  retrospective application  to periods  before the  required  effective  date.  SFAS  123(R) is effective for public  entities,  such as us, that do not file as small  business issuers as of the  beginning  of the first annual  reporting  period that begins after June 15,  2005,  or in our case  January 1, 2006.  We are  evaluating  the impact  of  SFAS  No.  123(R),  which  could  have  a  material  impact  on  our consolidated financial statements.

                                  NYFIX, INC.

        In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY
ASSETS ("SFAS No. 153").  SFAS No. 153 addresses the measurement of exchanges of nonmonetary  assets.  SFAS 153  eliminates  the  exception  from the fair  value measurement  for  nonmonetary  exchanges of similar  product assets in paragraph
21(b) of APB  Opinion  No. 29,  ACCOUNTING  FOR  NONMONETARY  TRANSACTIONS,  and
replaces  it  with an  exception  for  exchanges  that  do not  have  commercial substance.  SFAS  153  specifies  that a  nonmonetary  exchange  has  commercial substance  if the  future  cash  flows of the  entity  are  expected  to  change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset  exchanges  occurring in fiscal periods  beginning after June 15, 2005. We have not  completed  our  analysis of the impact of SFAS 153, but as we have not been involved in significant nonmonetary exchanges in the past, we do not expect that  the  provisions  of SFAS  No.  153  will  have a  material  impact  on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151,  INVENTORY  COSTS ("SFAS
No. 151").  SFAS No. 151 amends  Accounting  Research  Bulleting ("ARB") No. 43,
INVENTORY  PRICING,  to clarify that abnormal amounts of idle facility  expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period  charges.  SFAS  151  also  requires  that  allocation  of  fixed production  overheads to the cost of conversion be based on the normal  capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during  fiscal years  beginning  after June 15, 2005.  We have not completed our analysis of the impact of SFAS 151, but as inventory is not a material component of our consolidated  financial statements,  we do not expect that the provisions of SFAS No.  151 will  have a  material  impact  on our  consolidated  financial statements.

RISK FACTORS RELATING TO OUR BUSINESS

WE ARE A DEFENDANT IN A  CLASS-ACTION  COMPLAINT  RELATED TO OUR  INVESTMENT  IN
NYFIX MILLENNIUM.

         On May 13, 2004, an action entitled FULLER & THALER ASSET MANAGEMENT V.
NYFIX,  INC.,  ET AL.  was filed in the  United  States  District  Court for the
District of  Connecticut.  The  complaint  named us, our  Chairman  and CEO, our former CFO,  our current CFO and certain of our  directors  as  defendants.  The complaint was filed as a purported class action claim on behalf of all buyers of our stock  between  March 30, 2000 and March 30,  2004 and seeks an  unspecified amount of damages.  The complaint alleged violations of Sections 10(b) and 20(a)
of the  Securities  Exchange  Act of 1934,  based on the issuance of a series of
allegedly  false  and  misleading   financial   statements  and  press  releases
concerning,  among other things, our investment in NYFIX Millennium. On July 20,
2004, the court appointed three different  plaintiffs to be the lead plaintiffs, as Fuller & Thaler Asset Management withdrew as the named plaintiff.  The action became styled  JOHNSON,  ET AL. V. NYFIX,  INC., ET AL. On August 19, 2004,  the
newly named  plaintiffs  filed a first  amended  class action  complaint,  which added,  among other things,  allegations  of violations of Sections 11 and 15 of the  Securities  Act  of  1933,  as  amended.  The  new  allegations  are  based fundamentally on the same allegations as the plaintiffs asserted in the original complaint.  The defendants have filed a motion to dismiss the amended  complaint with  prejudice.  Although it is not  possible  to forecast  the outcome of this matter,  we intend to  vigorously  defend  against the complaint but can give no assurance that the outcome will not have a material impact on us.

WE ARE THE SUBJECT OF TWO INQUIRIES BY THE SEC.

        In connection with our restatement of our 1999 through 2002 consolidated financial  statements  in May  2004,  the  Division  of  Enforcement  of the SEC
informed us by letter dated July 14, 2004,  that it was  conducting  an informal inquiry.  On January  25,  2005,  we filed a current  report on Form 8-K,  which indicated that we believed that the matter was a formal inquiry. By letter dated
October 28, 2004, the Division of Enforcement of the SEC informed us that it was conducting  a second  informal  inquiry,  which  related  to our  stock  options granted.  On February 25,  2005,  we filed a current  report on Form 8-K,  which indicated  that we  believed  that  the  matter  was a  formal  inquiry.  We are cooperating with the SEC with respect to both matters.  We are unable to predict

                                  NYFIX, INC.

the outcome of either  matter at this time and can give no  assurances  that the outcome of either or both matters will not have a material impact on us.

SOME OF OUR  SUBSIDIARIES  HAVE NOT BEEN  PROFITABLE AND THEREFORE WE MAY NOT BE
PROFITABLE IN THE FUTURE.

        In December 2001, we acquired an inactive  broker-dealer  and renamed it
NYFIX  Transaction  Services,   Inc.  In  May  2002,  the  NASD  approved  NYFIX
Transaction  Services'  membership  application and it first started  generating revenues as of July 1, 2002. Through its first three years of operations,  NYFIX
Transaction  Services  incurred a net loss of $6.5 million and required  capital contributions of $8.1 million.  Although we expect NYFIX Transaction Services to start to generate  positive cash flows during 2005, we can provide no assurances that it will do so.  Accordingly,  NYFIX  Transaction  Services  may  need us to continue to provide  funding to maintain  its minimum net capital  requirements, thus impacting our availability of cash.

        Effective as of February 1, 2002, we increased our ownership interest in
NYFIX  Millennium from 50% to 80%. NYFIX Millennium was formed in September 1999 and since that time has incurred aggregate net operating losses of $41.8 million through  December 31,  2004.  Although we expect  NYFIX  Millennium  to generate positive  cash flows  during  2005,  we can provide no  assurances  that it will continue to do so. Accordingly,  NYFIX Millennium may need us to provide funding to maintain its net capital  requirements,  thus impacting our  availability  of cash.

        Effective as of March 31, 2002, we acquired  Javelin.  Javelin  incurred net losses of $1.8 million, $6.7 million and $2.0 million for the years 2000 and
2001 and the three months ended March 31, 2002,  respectively.  Although Javelin results are not reported separately, Javelin continued to incur net losses until the fourth  quarter of 2002.  We believe  that our  synergies  with Javelin will enhance our overall operating results,  but there is no assurance that they will do so. Our strategy to apply our subscription-based model to Javelin's products,
where  feasible,   may  not  be  successful.   Javelin's   business  is  heavily
concentrated   towards  capital  sales,   which  are  very   unpredictable   and
inconsistent.  Transitioning Javelin to more of a subscription-based model could have an adverse impact on our working capital.

        Effective  as of  July  1,  2003,  we  acquired  the  remaining  82%  of
Renaissance  that we did not  previously  own.  Since its inception in September
2002,  Renaissance incurred net losses of $1.6 million for the four months ended
December 31, 2002 and $2.2 million for the six months ended June 30, 2003. After
the  acquisition  was  completed,   we  integrated  the  Renaissance  operation,
including  sales  and  support  of its  product,  into our  Technology  Services
Segment.  We believe that our synergies with Renaissance and the ability to sell our products into the OTC market will enhance our overall operating results, but there is no assurance that it will do so.

        In 2003,  we  formed  NYFIX  Clearing,  which  commenced  operations  in
November 2003 following  approval by the DTCC to operate as a clearing firm. For the year ended  December 31, 2004,  NYFIX  Clearing  reported net income of $0.8 million and required no incremental capital  contributions during 2004. To date, the only capital  contribution  required was $10.8 million during 2003. Although we expect  cost  savings  from using  NYFIX  Clearing  to clear our  transaction business  trades,  NYFIX Clearing may need us to continue to provide  funding to maintain its minimum and excess minimum net capital requirements, thus impacting our availability of cash.

        In 2004, we formed NYFIX International,  Ltd, which commenced operations in September 2004 following  approval by the FSA.  Through  December 2004, NYFIX
International  incurred  a net loss of $0.6  million  and  required  an  initial capital contribution of $1.3 million.  Although we expect NYFIX International to start to generate  positive cash flows during 2005, we can provide no assurances that it will  continue  to do so. In the first  quarter of 2005,  we provided to
NYFIX  International an additional $0.8 million of cash in the form of a capital contribution.  Accordingly,  NYFIX  International  may  need us to  continue  to provide funding to maintain its minimum net capital requirements, thus impacting our availability of cash.

                                  NYFIX, INC.

        If we are not profitable in 2005 or beyond, we may be required to record an impairment  charge  relating to our  goodwill.  If the  impairment  charge is sufficiently large, the impact on our consolidated financial statements could be material.

A NUMBER OF OUR SUBSIDIARIES  HAVE A LIMITED OPERATING  HISTORY,  WHICH MAKES IT
DIFFICULT TO EVALUATE THEIR PROSPECTS.  THEIR FUTURE  FINANCIAL  PERFORMANCE MAY
DISAPPOINT SECURITIES ANALYSTS OR INVESTORS AND RESULT IN A DECLINE IN OUR STOCK
PRICE.

        Renaissance was formed in September  2002.  NYFIX  International,  NYFIX
Clearing, NYFIX Millennium and Javelin were formed in March 2004, February 2003,
September  1999 and  November  1997,  respectively.  Also,  we  purchased  NYFIX
Transaction  Services  in  December  2001.  Because of their  limited  operating history, these entities have limited financial data that can be used to evaluate their businesses. Consideration must be given to their prospects in light of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment  of a new business in an emerging and rapidly  evolving  industry.
Renaissance,  NYFIX Clearing,  NYFIX  Millennium,  Javelin and NYFIX Transaction
Services may not be successful in their businesses,  and profitability may never be attained or sustained.

A  SIGNIFICANT  POWER  OR  TELECOMMUNICATIONS  FAILURE  COULD  CAUSE  US AND OUR
CUSTOMERS TO LOSE REVENUE AND SUBJECT US TO LIABILITY FOR CUSTOMER LOSSES.

        Our  services  depend on our  ability to store,  retrieve,  process  and manage  significant  databases and to  electronically  receive and process trade orders. Our systems and data centers could fail due to power failures, caused by a  variety  of  factors,  or  outages,  caused  by  high  demand  placed  on the infrastructures  of the  utilities we use in New York City and  elsewhere in the
Northeast portion of the US. Due to the complexity of these electrical  systems, errors or failures could occur which render an entire site to be unusable.

        We  constantly  monitor  system loads and  performances  and upgrade our systems  to the  extent we  determine  to be  appropriate  to  handle  estimated increases  in  power  consumption.  However,  we may not be  able to  accurately predict future  demand.  To mitigate the impact of power  failures,  we maintain critical  data center  facilities  at two separate  locations  in the  Northeast portion of the US. Although these data centers are serviced by the same utility, they are serviced via different sub-stations.  In the event of a power outage at any of our data  centers,  we use  uninterruptible  power  supplies  ("UPS")  to provide limited battery backup for critical systems.  We also use diesel-powered generators to backup the UPSs.

        In the event of loss of power or  telecommunications  services at either of these locations,  we believe there are sufficient  backup facilities in place to give us  reasonable  time to access,  or switch over to, our  redundant  data center.  It is  possible  that  multiple  telecommunications  vendors  could  be impacted so severely that the  multi-vendor  and  multi-site  strategy would not insure communications services to our customers.

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

WE  RELY  ON  MULTIPLE   TELECOMMUNICATIONS  CARRIERS  FOR  DATA  DELIVERY.  ANY
DISRUPTIONS  TO THESE  SERVICES  COULD  HAVE A  MATERIAL  ADVERSE  EFFECT ON OUR
BUSINESS.

        We utilize  network  services  from five  major  carriers,  directly  or indirectly through a consolidator:  AT&T, Qwest, Sprint, MCI, Verizon,  Colt and
SingTel. Customers are given the choice of using one or more network carriers to

                                  NYFIX, INC.

provide  network  services  to their  location.  A majority  of NYFIX  customers utilize a dual carrier solution.

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

        Our use of five major carriers has multiple benefits, including:

        o    diversity  of  telecommunication  infrastructure  between the major carriers;

        o    a competitive  environment  to help insure  aggressive  pricing for network services; and

        o    the  ability to  completely  migrate  circuits  from one carrier to another  due to  non-competitive  pricing  or a  carrier  no longer providing adequate services.

        If a major  carrier  were to  shut  down  its  network  without  advance warning,  we believe it would take at least 45 days to replace  the  circuits of that  vendor  with those of  another  vendor.  If we moved  from one  carrier to another,  we would  incur  substantial  expenses  because of the need to use two carriers for some period of time.  Exclusivity  agreements  between carriers and connecting  points on the network could also impact us. For example,  MCI is the sole provider of network services for Nasdaq. If MCI discontinued operations, we would incur costs transitioning to a new Nasdaq network service provider.

        We believe  the time  needed to  transfer  circuits  from one carrier to another would be approximately four to six weeks. During the transfer,  we would incur  overlapping  circuit  charges  with each  carrier for a minimum of thirty days. We would need to have the new circuits in place before requesting that the original  circuits be  disconnected,  and we would have to provide 30 days prior notice for the circuits to be disconnected.  Therefore,  the minimum cost for us to move our business  from one carrier to another would be at least one month of charges from the former carrier.

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

ANY  INFILTRATION OF HARMFUL  VIRUSES INTO OUR  INFORMATION  SYSTEMS OR NETWORKS
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

                                  NYFIX, INC.

        Our  manufactured  products are based on standard PC components  readily available  in  the  consumer  market  place.  All  electronic,  computer-related components  that  we  use in our  products  are  not  manufacturer  or  supplier specific.  We can substitute  components  from a diverse group of  manufacturers with no assembly or delivery delays to our customers.

        However, our manufactured products contain several custom parts specific to our design.  These parts are limited to sheet metal  enclosures  and internal wiring.  We own the  designs  for  these  components  and can  source  them from multiple  vendors in our  immediate  area or  throughout  the US.  Currently  we maintain  relationships  with a minimum of two alternate vendors for cabling and sheet metal,  either of which can deliver  components  within standard  delivery cycles.  For both of these  components,  we use vendors  such as CTC,  Advantage
Sheet Metal and Interface  Technology.  Although we maintain  relationships with numerous vendors for our manufactured products, if we are unable to obtain third party  delivery  and  support on a timely and  reliable  basis,  our  ability to provide our product and services could be hindered.

        We rely on a number of third parties to supply software and systems,  as well as equipment and related maintenance.  Our systems are built using a number of commonly used  technologies.  For example,  we use systems from IBM, HP, EMC,
Sun Micro  Systems,  Oracle,  Sybase,  Veritas and  Microsoft.  Our products are subject to potential  defects in these third party  components.  Although we (as well as the individual  vendors)  exercise  strict testing and  verification  of systems and software, defects can cause disruptions of customer service. We have invested in various test systems to make sure supplier's components work as well as our developed software.

        Because we depend on third parties to supply us with underlying software and systems on a reliable,  timely basis,  we maintain  service and  maintenance agreements with all of our main vendors.  We have standard service agreements at different  levels,  depending  on how  critical  the  vendor's  system is to the operation of our business. For most systems, we have a high level of redundancy, which gives us less time  critical  dependency on a particular  vendor.  We have warranty or maintenance agreements with all above-mentioned  vendors. Because of the diversity in vendors, there is no dependence on a single vendor. However, if we are  unable to obtain  third  party  support  and  delivery  on a timely  and reliable  basis,  our  ability to perform  services  could be  hindered  and the relationships we have with our customers could be harmed.

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

                                  NYFIX, INC.

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

        o    undetected defects or errors in our software  programs,  especially when first integrated into a network;

        o    unexpected   problems   encountered   when   integrating   changes,
             enhancements  or upgrades of third party equipment or software with our systems;

        o    computer viruses;

        o    natural or terrorist related or other man-made disasters disrupting power or telecommunications systems generally; and

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
THAT HAVE GREATER FINANCIAL,  TECHNICAL AND MARKETING  CAPABILITIES.  THIS COULD
MAKE IT MORE  DIFFICULT  FOR US TO GAIN OR MAINTAIN  MARKET SHARE AND MAY HINDER
OUR ABILITY TO COMPETE SUCCESSFULLY.

        We operate in a highly  competitive  market  and expect  competition  to intensify in the future.  Certain of our  competitors,  including  the financial exchanges,  may have significantly  greater  financial,  technical and marketing resources and more  extensive  customer bases and knowledge of the industry than we have.

        Our industry is constantly evolving through technological and regulatory change. Our competition varies widely and we encounter  different  categories of competitors  for  each of our  product  and  service  offerings.  We  also  face

                                  NYFIX, INC.

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

        o    competitors offering our customers services at reduced prices;

        o    our customers seeking greater pricing discounts; and

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

        There is significant  competitive pressure brought on by a proliferation of electronic  execution  competitors.  There is the potential for change in the current  US market  structure  that may make it  difficult  for the  transaction business to compete with more traditional  broker-dealer  business  models.  For example, the NYSE could establish limits on electronic access, or the NYSE could create an electronic matching order engine of its own.

                                  NYFIX, INC.

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

        Despite  our  efforts to protect our  proprietary  rights,  unauthorized parties  may  attempt  to copy or  otherwise  obtain  and  use our  products  or technology.  Monitoring  unauthorized  use of our products is  difficult  and we cannot be certain that the steps we have taken will prevent  unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the US. If competitors are able to use our technology,  our ability to compete effectively could be harmed.  Litigation may be  necessary  in the future to enforce our  intellectual  property  rights,  to protect  our  trade  secrets,  to  determine  the  validity  and  scope  of  the proprietary  rights of others,  or to defend against claims of  infringement  or invalidity.  Litigation,  whether or not successful, could result in substantial costs and diversions of resources.

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

                                  NYFIX, INC.

THE SECURITIES BROKERAGE INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.
IF  NYFIX  MILLENNIUM,  NYFIX  TRANSACTION  SERVICES,  NYFIX  CLEARING  OR NYFIX
INTERNATIONAL  FAIL TO COMPLY  WITH  THESE  REGULATIONS,  THEY MAY BE SUBJECT TO
DISCIPLINARY OR OTHER ACTION BY REGULATORY ORGANIZATIONS.

        We are subject to extensive government  regulation and may be subject to disciplinary  or other action by regulatory  organizations  if we fail to comply with such regulation, which could increase our capital expenditures and decrease our earnings.

        NYFIX  Millennium,  NYFIX  Transaction  Services and NYFIX  Clearing are
subject to  extensive  regulation  under both  Federal  and state laws and NYFIX
International  is subject to extensive  regulation under UK laws. In addition to these laws, we must comply with rules of the SEC,  including  Regulation ATS for
NYFIX Millennium,  and the NASD, FSA, various stock exchanges,  state securities commissions and other regulatory  bodies charged with safeguarding the integrity of the  securities  markets  and other  financial  markets  and  protecting  the
interests  of  investors   participating   in  these   markets.   As  registered
broker-dealers, NYFIX Millennium, NYFIX Transaction Services, NYFIX Clearing and
NYFIX International are subject to numerous  regulations covering the securities business, including:

        o    marketing practices;

        o    capital structure, including net capital requirements;

        o    record keeping; and

        o    conduct of directors, officers and employees.

        Any  failure  to comply  with  these  regulations  could  subject  NYFIX
Millennium, NYFIX Transaction Services, NYFIX Clearing or NYFIX International to
censure,  fines,  the  issuance of  cease-and-desist  orders or the  suspension, and/or disqualification of its officers,  directors or employees.  The fines, if material,  could have an adverse effect on our earnings because it could greatly increase our capital  expenditures.  If any of our employees  were  suspended or disqualified,  we may be unable to meet the needs of our customers or to solicit new  business.  This  could  also  have  an  adverse  effect  on  our  earnings.
Furthermore,  any such  penalties  could  materially  harm our reputation in the industry, which could have a long-term effect on our financial growth.

NYFIX  MILLENNIUM,   NYFIX  TRANSACTION   SERVICES,   NYFIX  CLEARING  OR  NYFIX
INTERNATIONAL MAY NOT HAVE EFFECTIVE COMPLIANCE AND RISK MANAGEMENT METHODS.

        NYFIX Millennium's,  NYFIX Transaction  Services',  NYFIX Clearing's and
NYFIX International's  ability to comply with regulations depends largely on the establishment  and  maintenance of an effective  compliance  system,  as well as their  ability  to attract  and retain  qualified  compliance  personnel.  NYFIX
Millennium,  NYFIX Transaction  Services,  NYFIX Clearing or NYFIX International
could be subject to disciplinary  or other actions due to claimed  noncompliance with  regulations  in the  future.  If a  claim  of  noncompliance  is made by a regulatory authority,  the efforts of the management of NYFIX Millennium,  NYFIX
Transaction Services, NYFIX Clearing or NYFIX International could be diverted to responding  to such  claim  and they  could be  subject  to a range of  possible consequences,  including the payment of fines, civil lawsuits and the suspension of one or more  portions of its business.  In addition,  their mode of operation and profitability may be directly affected by:

        o    additional legislation;

        o    changes in rules  promulgated  by the SEC,  the NASD,  the FSA, the
             Board of Governors of the Federal Reserve System, the various stock exchanges or other self-regulatory organizations; or

        o    changes in the  interpretation  or enforcement of existing laws and rules.

                                  NYFIX, INC.

        In addition, NYFIX Millennium's status as a recognized ATS requires that its trade  execution  and  communication  systems be able to handle  anticipated present and future peak trading volumes.  If any of our systems become disabled, the  ability  to  process  trades  and  handle  peak  trading  volumes  will  be compromised.  The status of NYFIX  Millennium and NYFIX Clearing  Corporation as
SEC registered broker-dealers and NASD members and NYFIX International as an FSA registered  broker-dealer are conditioned,  in part, on their ability to process and settle trades.

OUR BROKER-DEALER SUBSIDIARIES MAY BE RESTRICTED IN THEIR OPERATIONS SHOULD THEY
FAIL TO MEET THEIR MINIMUM AND MINIMUM EXCESS NET CAPITAL REQUIREMENTS.

        Our NYFIX  Millennium,  NYFIX Transaction  Services,  NYFIX Clearing and
NYFIX International broker-dealer subsidiaries,  individually,  have to maintain certain  minimum  net capital and  minimum  excess net capital  requirements  as mandated  by  certain  regulatory  agencies.  Some of  these  requirements  vary according to the  profitability of the  broker-dealer  and rise as profitability falls. At December 31, 2004, our broker-dealers in the aggregate had minimum net capital  and minimum  excess net  capital  requirements  of $11.0  million.  Our broker-dealer  operations  may need  additional  funds in the future to maintain their minimum and minimum excess net capital requirements. At December 31, 2004, we had cash and short-term investments of $12.9 million that were not subject to
our   broker-dealer   minimum  net  capital  and  minimum   excess  net  capital
requirements.  In the first quarter of 2005, we provided an aggregate additional capital of $2.8 million in the form of additional capital contributions.  If our
broker-dealers   fall  below  their  minimum  and  minimum  excess  net  capital
requirements,   their   operations  would  be  restricted  by  their  respective
regulatory agencies.

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

NYFIX  CLEARING MAY NOT BE ABLE TO CLEAR TRADES DUE TO MAXIMUM LIMITS IMPOSED BY
THE DTCC AND THE NEED FOR INTRA-DAY FUNDING COMMITMENTS FROM THIRD PARTIES.

        NYFIX  Clearing is restricted to a maximum limit imposed by the DTCC. In addition,  to be  able  to  clear  trades,  NYFIX  Clearing  may  require  added commitments from  unaffiliated  institutions to provide funding during a trading day ("intra-day funding").  An inability to maintain or raise its maximum limits or to obtain and maintain  third-party  commitments to support intra-day funding could have an adverse impact on NYFIX  Clearing's  ability to maintain or expand its business.

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
If we are unable to obtain  sufficient  capital in the  future,  we may face the following risks, including not being able to:

        o    continue to meet customer demand for service quality,  availability and competitive pricing;

        o    expand or to acquire complementary businesses; and

        o    develop new  services  or  otherwise  respond to changing  business conditions or unanticipated competitive pressures.

WE MAY NOT HAVE ADEQUATE RESOURCES TO MEET DEMANDS RESULTING FROM GROWTH.

        Growth may strain our management  systems and resources.  We may need to make additional investments in the following areas:

        o    recruitment and training;

        o    communications and information systems;

        o    sales and marketing;

        o    facilities and other infrastructure;

        o    treasury and accounting functions;

        o    licensing and acquisition of technology and rights; and

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

CONDUCTING  BUSINESS IN INTERNATIONAL  MARKETS SUBJECTS US TO ADDITIONAL  RISKS.
ALSO, OUR STRATEGY TO EXPAND OUR BUSINESS  INTERNATIONALLY  MAY FAIL,  WHICH MAY
IMPEDE OUR GROWTH AND HARM OUR OPERATING RESULTS.

        For the years ended December 31, 2004, 2003 and 2002, approximately 13%,
10% and 7%,  respectively,  of our revenue was  derived  from our  international operations.  We believe international revenue will be an important component for our future  success.  Thus, we are subject to various risks in doing business in international markets, including:

        o    difficulties  in recruiting,  training and retaining  personnel and
             managing   and   implementing   existing   and  new   international
             operations;

        o    localizing   our  products  to  target  the   specific   needs  and
             preferences  of  foreign  customers,  which  may  differ  from  our traditional customer base in the US;

                                  NYFIX, INC.

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

        o    imposition of limitations on conversion of foreign  currencies into
             US dollars or remittance of dividends and other payments by foreign subsidiaries; and

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

RECENTLY  ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS ARE LIKELY TO INCREASE
OUR COSTS.

        Sarbanes-Oxley,  as well as new rules  subsequently  implemented  by the
SEC, has required changes in certain of our corporate  governance and accounting practices.  In addition, the NASDAQ has promulgated a number of regulations.  We expect these laws,  rules and  regulations  to increase our legal and  financial compliance costs and to make some activities more difficult,  time consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain  director and officer  liability  insurance, and we may be required to accept reduced coverage or incur significantly  higher costs to obtain coverage.  These new laws, rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

TERRORIST THREATS AND ATTACKS AND THE SITUATION IN IRAQ HAVE CREATED SIGNIFICANT
INSTABILITY  AND  UNCERTAINTY IN THE FINANCIAL  MARKETPLACE TO WHICH WE SELL AND
MAY CREATE A MORE VOLATILE ENVIRONMENT.

        The terrorist  attacks in the US on September 11, 2001, the  declaration of war by the US  against  terrorism  and the  current  situation  in Iraq  have created  significant  instability and uncertainty in the financial  marketplace, both in the US and globally.  Such adverse political events may have a continued
negative  impact on economic  conditions  in the financial  marketplace  and our customers.  The  unfavorable  conditions  may  have  an  adverse  effect  on our financial  operations  including,  but not limited to, our ability to expand the market for our products,  enter into  strategic  relationships  and  effectively compete.

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

                                  NYFIX, INC.

        We are exposed to market risk  principally  through  changes in interest rates and equity prices. Our short and long-term  investment  portfolios of $4.5 million and $3.4 million at December 31, 2004 and 2003, respectively,  consisted of $1.2 million and $2.4 million,  respectively,  of auction rate  certificates.
Risk is limited on the auction rate certificates  portfolio due to the fact that it is invested in insured municipal bonds. The potential  decrease in fair value resulting from a hypothetical  10% change in interest rates for the auction rate certificates  would not be material to the results of operations  and cash flows or their fair value.

        We are  subject  to  interest  rate  risk on our $3.3  million  and $1.0 million  of  treasury  bills at  December  31,  2004 and 2003,  respectively.  A hypothetical  10% change in interest rates would not result in a material change in their fair value.

FOREIGN CURRENCY RISK

        Our earnings are affected by  fluctuations in the value of the US dollar as compared with foreign  currencies,  which are primarily the British pound and the Euro, due to our operations in the United Kingdom and Europe.

        We manage  foreign  currency risk through the structure of our business.
In the substantial majority of our transactions, we receive payments denominated in the US dollar, British pounds sterling or the Euro. Therefore, we do not rely on  international  currency markets to obtain and pay illiquid  currencies.  The foreign  currency  exposure  that  does  exist is  limited  by the fact that the majority of transactions are paid according to our standard payment terms, which are generally  short-term in nature.  For the years ended  December 31, 2004 and
2003, we recorded a foreign  exchange  translation gain of $0.1 million and $0.3 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See index to Financial Statements on Page F-1.

ITEM 9. CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

        "Disclosure  controls and procedures" are defined in Rules 13a-15(e) and
15d-15(e) of the  Securities  Exchange Act of 1934 (the "Exchange  Act").  These

                                  NYFIX, INC.

rules refer to the controls and other  procedures of a company that are designed to ensure  that the  information  required to be  disclosed  by a company in the reports that it files under the Exchange Act is recorded, processed,  summarized and reported  within required time periods.  Disclosure  controls and procedures also include,  without  limitation,  controls and procedures  designed to ensure that  information  required  to be  disclosed  in our  Exchange  Act  reports is accumulated  and  communicated  to  management,  including  our Chief  Executive
Officer  and our  Chief  Financial  Officer,  as  appropriate  to  allow  timely decisions regarding required  disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the  circumvention  or overriding of the controls and procedures.  Accordingly,  even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        We, including our Chief Executive  Officer and Chief Financial  Officer,
have conducted an evaluation of the effectiveness of the design and operation of our  disclosure  controls  and  procedures,  as defined in Rules  13a-15(e)  and
15d-15(e)  under  the  Exchange  Act  as of  December  31,  2004.  Based  on our
evaluation of the  effectiveness  of the design and operation of the  disclosure controls  and  procedures,  because of the matters  discussed  below,  our Chief
Executive  Officer and Chief  Financial  Officer  concluded  that the  Company's disclosure controls and procedures were not effective as of December 31, 2004.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining  adequate internal  control over financial  reporting (as defined in Rule 13a-15(f)  under the Exchange Act). NYFIX,  Inc.'s internal control over financial  reporting was designed to provide  reasonable  assurance to our management  and NYFIX,  Inc.'s
Board of Directors  regarding  the  reliability  of financial  reporting and the preparation  of  consolidated  financial  statements  for  external  purposes in accordance with accounting principles generally accepted in the United States of
America  ("generally  accepted  accounting  principles"),   and  includes  those
policies and procedures that:

        -    Pertain to the  maintenance  of records that in  reasonable  detail accurately and fairly reflect the  transactions and dispositions of
             NYFIX, Inc.'s assets;

        -    Provide  reasonable  assurance  that  transactions  are recorded as
             necessary  to  permit   preparation   of   consolidated   financial
             statements  in  accordance  with  generally   accepted   accounting
             principles,  and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

        -    Provide  reasonable   assurance  regarding   prevention  or  timely
             detection of unauthorized acquisition, use or disposition of NYFIX,
             Inc.'s assets that could have a material effect on the consolidated financial statements.

        All internal control systems, no matter how well designed, have inherent limitations.  Therefore,  even those  systems  determined  to be  effective  can
provide  only   reasonable   assurance  with  respect  to  financial   statement
preparation and presentation.  These inherent  limitations include the realities that judgments in  decision-making  can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally,  controls can be circumvented by the individual acts of some people, by collusion of two or more people, or by management override.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance  that any design will  succeed in achieving  its stated goals under all potential future conditions; over time, control may

                                  NYFIX, INC.

become inadequate because of changes in conditions,  or the degree of compliance with the  policies  or  procedures  may  deteriorate.  Because  of the  inherent limitations in a cost-effective  control system,  misstatements  due to error or fraud may occur and not be  detected.  A material  weakness in internal  control over  financial  reporting  is a control  deficiency  (within the meaning of the
Public Company Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or
combination  of control  deficiencies,  that  results in there being more than a remote  likelihood  that a  material  misstatement  of  the  annual  or  interim financial statements will not be prevented or detected.  PCAOB Auditing Standard
No. 2  identifies  a number  of  circumstances  that,  because  of their  likely significant negative effect on internal control over financial reporting, are to be regarded as at least  significant  deficiencies as well as strong  indicators that a material weakness exists,  including the restatement of previously issued consolidated financial statements to reflect the correction of a misstatement.

        Management  assessed the effectiveness of NYFIX, Inc.'s internal control over  financial  reporting as of December 31, 2004.  In making this  assessment,
management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring
Organizations   of  the   Treadway   Commission,   or  COSO,   in  its  INTERNAL
CONTROL-INTEGRATED FRAMEWORK. Based on this assessment, management has concluded that, as of December 31, 2004, NYFIX, Inc. did not maintain  effective  internal control over financial reporting, due to the following material weakness: NYFIX,
Inc. did not design and  implement  adequate  policies and  procedures to review
certain   transactions  for  compliance  with  generally   accepted   accounting
principles.  The material weakness  resulted in the  misapplication of generally accepted  accounting  principles related to accounting for compensation  expense attributable to stock options granted, a tenant allowance and the recognition of rent expense as of the lease  commencement date contained in an operating lease, and deferred income taxes in connection with certain acquisitions, as summarized below:

        1)   We  determined  that  our  accounting  for   compensation   expense
             attributable  to stock  options  granted to certain  employees  and directors  between 1993 and 2004 was  incorrect  for the  following reasons:  the intrinsic  value of certain stock options  granted to employees and directors was  calculated as of a date other than the measurement  date.  The  adjustments  required  us to  correct  the accounting for compensation  expense  attributable to stock options granted resulting in a material adjustment to our previously issued consolidated  financial  statements.  As a result,  we restated our previously issued consolidated  financial  statements  contained in this Form 10-K. In addition, we intend to amend our tax filings, as necessary.

        2)   Based on an internal review of our accounting for leases, which was encouraged  by a letter on the subject from the Office of the Chief
             Accountant  of  the  Securities  and  Exchange  Commission  to  the
             American  Institute of Certified Public  Accountants on February 7,
             2005, we determined that our accounting for a tenant  allowance and the recognition of rent expense as of the lease  commencement  date contained in an operating lease,  effective in 2004, for one of our offices was incorrect for the following  reasons:  a) we recognized rent expense as of the date we began operations within the premises rather than the lease commencement date; and b) we reduced the cost basis of our  leasehold  improvements  by the  amount of the tenant allowance  rather than recording it as deferred rent and amortizing such  amount  as a  credit  to lease  expense  over the term of the lease.  We corrected  these errors and properly  accounted for this lease as of December 31, 2004.

        3)   We  determined  that our  accounting  for deferred  income taxes in connection with certain acquisitions was incorrect,  because we did not correctly  identify and account for the  allocation of deferred tax assets and liabilities  acquired.  As a result, we restated our previously issued consolidated  financial  statements  contained in this Form 10-K.

                                  NYFIX, INC.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As a result  of the  breadth  and  depth  of the  reviews  performed  to implement and to maintain  compliance with the provisions of the  Sarbanes-Oxley
Act of 2002, we have made and intend to continue to make,  various  improvements to our system of internal control over financial reporting. The Company made the following  changes in the fourth quarter of the year ended December 31, 2004 and in 2005 that it believes  will have a material  effect on internal  control over
financial   reporting.   These  improvements  include  additional  and  enhanced
reconciliations  and controls over the  disclosure  process.  In addition to the above remediation,  we have supplemented,  and intend to continue supplementing, our internal and external  expertise in  accounting  and tax, and also intend to enhance our  internal  review  procedures  for all new,  unusual or  non-routine transactions to ensure proper treatment and disclosure.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NYFIX, Inc.
Stamford, Connecticut

        We have audited  management's  assessment,  included in the accompanying
"Management's Report on Internal Control over Financial Reporting",  that NYFIX,
Inc.  and  subsidiaries  (the  "Company")  did not maintain  effective  internal control over financial  reporting as of December 31, 2004, because of the effect of the  material  weaknesses  identified  in  management's  assessment  based on criteria  established in INTERNAL  CONTROL--INTEGRATED  FRAMEWORK  issued by the
Committee of Sponsoring Organizations of the Treadway Commission.  The Company's
management  is  responsible  for  maintaining  effective  internal  control over financial  reporting  and for its  assessment of the  effectiveness  of internal control over financial reporting. Our responsibility is to express an opinion on management's  assessment  and an opinion on the  effectiveness  of the Company's internal control over financial reporting based on our audit.

        We conducted  our audit in  accordance  with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and  perform  the audit to obtain  reasonable  assurance  about  whether effective  internal  control over  financial  reporting  was  maintained  in all material  respects.  Our audit included  obtaining an  understanding of internal control over financial reporting,  evaluating management's  assessment,  testing and evaluating the design and operating  effectiveness of internal control,  and
performing   such  other   procedures   as  we   considered   necessary  in  the
circumstances.  We believe that our audit  provides a  reasonable  basis for our opinions.

        A company's  internal  control  over  financial  reporting  is a process designed by, or under the supervision of, the company's  principal executive and principal  financial  officers,  or persons performing  similar  functions,  and effected by the company's board of directors, management, and other personnel to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets  that  could  have  a  material  effect  on  the  consolidated  financial statements.

                                  NYFIX, INC.

            Because  of  the  inherent  limitations  of  internal  control  over
financial  reporting,   including  the  possibility  of  collusion  or  improper
management  override of controls,  material  misstatements due to error or fraud may not be prevented or detected on a timely  basis.  Also,  projections  of any evaluation of the effectiveness of the internal control over financial reporting to  future  periods  are  subject  to the risk  that  the  controls  may  become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

        A material  weakness is a  significant  deficiency,  or  combination  of significant  deficiencies,  that results in more than a remote likelihood that a material  misstatement of the annual or interim financial statements will not be prevented or detected.  The following  material weakness has been identified and included in management's assessment:  the Company failed to design and implement appropriate  controls  associated with the application of accounting  principles generally  accepted in the United States of America.  Specifically,  the Company
did not design and implement  adequate policies and procedures to review certain transactions  to  determine  that  they are  accounted  for in  compliance  with generally  accepted  accounting  principles.  This material weakness resulted in material errors in the financial  statements related to (1) compensation expense attributable  to  stock  options  granted;  (2) the  classification  of a tenant allowance and the recognition of rent expense as of the lease  commencement date contained in an operating  lease;  and (3) deferred  income taxes in  connection with certain  acquisitions.  This material weakness resulted in a restatement of the  Company's  annual  consolidated  financial  statements  as  it  relates  to compensation expense and deferred income taxes. The impact of the restatement on the previously issued consolidated  financial  statements is described in Note 2 to the consolidated financial statements.  Material adjustments,  as a result of the  restatement,  were  necessary  to  present  the  2004  annual  consolidated
financial   statements  in  accordance   with  generally   accepted   accounting
principles.  Due  to the  actual  misstatements  identified  and  the  potential pervasive effect on the financial  statements and related disclosures there is a more than  remote  likelihood  that a material  misstatement  of the interim and annual consolidated financial statements will not be prevented or detected. This material weakness was considered in determining the nature,  timing,  and extent of audit tests applied in our audit of the consolidated  financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such consolidated financial statements.

            In our  opinion,  management's  assessment  that the Company did not maintain effective internal control over financial  reporting as of December 31,
2004,  is  fairly  stated,  in all  material  respects,  based  on the  criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of
Sponsoring  Organizations  of the  Treadway  Commission.  Also  in our  opinion, because  of  the  effect  of  the  material  weakness  described  above  on  the achievement  of the  objectives  of the  control  criteria,  the Company has not maintained  effective  internal control over financial  reporting as of December
31, 2004,  based on the  criteria  established  in INTERNAL  CONTROL--INTEGRATED
FRAMEWORK  issued by the Committee of Sponsoring  Organizations  of the Treadway
Commission.

            We have also audited, in accordance with the standards of the Public
Company Accounting Oversight Board (United States),  the consolidated  financial statements  as of and for the year ended  December 31, 2004,  of the Company and our  report  dated  June 28,  2005  expressed  an  unqualified  opinion on those financial statements.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
June 28, 2005

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information  concerning our directors and executive officers,  as of May
31, 2005, is set forth below:

NAME                        AGE    POSITION
----                        ---    --------
Peter Kilbinger Hansen      44     President, Chief Executive Officer and
                                      Chairman of the Board
George O. Deehan            62     Director
William C. Jennings         65     Director
William J. Lynch            63     Director
Thomas C. Wajnert           61     Director
Robert C. Gasser            40     Chief Executive Officer, NYFIX Millennium and
                                      President of NYFIX Transaction Services
                                      and NYFIX Clearing Corporation
Jay D. Shaffer              58      Executive Vice President - Finance and
                                      Administration
Mark R. Hahn                47      Chief Financial Officer
Keith R. Jamaitis           34      President, NYFIX USA
Brian Bellardo              55      General Counsel and Secretary
Lars Kragh                  44      Chief Information Officer

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

OUR DIRECTORS

PETER  KILBINGER  HANSEN,  our  founder,  has  served  as our  President,  Chief
Executive  Officer and Chairman of the Board of Directors since June 1991. Prior to our founding, Mr. Hansen served from 1984 to 1988 as Marketing Manager, Sales
& Marketing Manager, Managing Director respectively of Mark Computer Systems A/S
Scandinavian based international  company,  and from 1988 until 1991 as Managing
Director  of  Banking  Systems  of  Business  Line  A/S,  a  Scandinavian  based international  company. Mr. Hansen holds a degree in Economics from Neil's Brock
Business  School of Copenhagen  and an associated  degree in economics  from the
Copenhagen University of Language and Economics.

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

                                  NYFIX, INC.

Nominating and Corporate  Governance  Committees of our Board of Directors.  Mr.
Jennings  is an audit  committee  financial  expert  as  defined  in Item 401 of
Regulation  S-K  promulgated  by the SEC and is  independent  as defined in Item
7(d)(3)(iv)  of Schedule 14A under the Exchange  Act. Mr.  Jennings is a retired partner of  PricewaterhouseCoopers  LLP, a global  accounting and advisory firm, where he led the risk management and internal control  consulting  practice from
1992 until his  retirement  in 1999.  Prior to that,  Mr.  Jennings  served as a senior audit partner at Coopers & Lybrand (now,  PricewaterhouseCoopers LLP), as
a senior executive vice president at Shearson Lehman  Brothers,  responsible for quality  assurance,  internal  audit and  compliance,  and as an executive  vice president and chief  financial  officer of Bankers  Trust.  Since  retiring from
PricewaterhouseCoopers, Mr. Jennings provided independent consulting services to a number of companies. He is also a director of Silgan Holdings Inc. and Axcelis
Technologies, Inc., both publicly traded companies.

WILLIAM J. LYNCH has served as a director  since June 2000.  Mr. Lynch serves as
Chairman of the  Nominating and Corporate  Governance  Committee and a member of the Audit and Compensation  Committees of our Board of Directors.  Since January
2001, he has been a consultant/venture  partner of Catterton Partners, a private equity  fund.  From 1996  through  December  2000,  Mr. Lynch served as Managing
Director of Capstone  Partners,  LLC, a venture  capital  firm.  Mr.  Lynch also serves as  Chairman  of the Board of  Directors  of  Edgewater  Technologies,  a
publicly traded company.

THOMAS C.  WAJNERT has served as a director  since  October  2004.  Mr.  Wajnert serves  as a member of the  Nominating  and  Corporate  Governance,  Audit,  and
Compensation Committees of our Board of Directors. Mr. Wajnert has been Managing
Director of Fairview  Advisors,  LLC, a merchant bank since January 2002. He was
Chairman  and Chief  Executive  Officer of SEISMIQ,  Inc, a provider of advanced technology to the commercial finance and leasing industry,  from its founding in
April 2000 until  December  2001.  Mr.  Wajnert  also was the Chairman of, and a
significant   investor  in,  EPIX  Holdings,   Inc.,  a  professional   employer
organization, from March 1998 until November 2003, where he also served as Chief
Executive  Officer from March 1998 to April 1999.  Previously,  Mr.  Wajnert was
Chairman of the Board of Directors  from January 1992 until  December  1997, and
Chief Executive  Officer from November 1984 until December 1997, of AT&T Capital
Corporation   (NYSE),  a  commercial   finance  and  leasing  company.   He  was
self-employed from December 1997 to March 1998. Mr. Wajnert serves on the boards of directors of Reynolds American, Inc. (NYSE) and JLG Industries, Inc. (NYSE).

OUR EXECUTIVE OFFICERS

ROBERT C. GASSER has served as Chief Executive  Officer,  NYFIX Millennium since
October 2001. Mr. Gasser is also President of NYFIX Transaction Services,  since its  formation  and NASD  approval in May 2002 and  President of NYFIX  Clearing
Corporation,  since its formation and NASD approval in September 2003. From 1999 until  2001,  Mr.  Gasser was Head of US Equity  Trading  for JP  Morgan,  which included the firm's Nasdaq, Listed, Convertible, and Program Trading businesses.
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

JAY D.  SHAFFER  joined us January 1, 2005 as our  Executive  Vice  President  -
Finance and  Administration.  Prior to joining us, Mr. Shaffer  consulted for us through  Resources  Connection,  Inc. From 1988 to July,  2004,  Mr. Shaffer was
Managing  Director for  Financial  Management  Advisory  Services,  where he was

                                  NYFIX, INC.

involved in various  project  management  roles focusing on risk  assessment and internal  control.  Mr. Shaffer began his career with Citicorp where he spent 16 years in a variety of financial,  operation and  administrative  positions.  Mr.
Shaffer holds a Masters of Business Administration degree in Information Science and a Bachelor of Science degree in Accounting.

MARK R. HAHN is our Chief Financial  Officer.  He joined us in September 2002 as
Chief Financial Officer and, until June 2003, as Secretary.  Prior to that, from
April 2002 until  September 2002, Mr. Hahn was Vice President and Controller for
Modem Media, Inc., an interactive  marketing and technology  company.  He joined that firm in January 2002 as a consultant.  From April 1998 until November 2001,
Mr.  Hahn was  with  Metromedia  Fiber  Network  Services,  Inc.,  a  technology infrastructure  company, as Vice President Finance,  Network Planning & Analysis
from December 1999 until  November 2001 and before that as Corporate  Controller from  April  1998.  Prior to that,  Mr.  Hahn  was  with V Band  Corporation,  a technology infrastructure company as Vice President, Chief Financial Officer and
Secretary  from August 1995 until April 1998 and before that as Controller  from
November  1994.  Mr. Hahn began his career  with Price  Waterhouse  & Co.  (now,
PricewaterhouseCoopers LLP) as a certified public accountant.

KEITH R. JAMAITIS has served as President of NYFIX USA, since January 2004. From
January 2002 until December 2003, he was Chief Operating Officer, NYFIX USA. Mr.
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

BRIAN BELLARDO has served as General  Counsel since March 2003. In June 2003, he assumed the  additional  responsibility  of Secretary.  From November 2000 until
June 2002, Mr. Bellardo was General Counsel for Stockback LLC and thereafter for a subsidiary  and from March 2000 until October 2000 for Stock Power Inc.,  both of which are  marketing  companies.  From November 1995 until March 2000, he was
Vice  President  and  Associate  General  Counsel with  Charles  Schwab & Co., a brokerage firm. Prior to that, Mr. Bellardo was in the Office of General Counsel of the  Securities & Exchange  Commission  in  Washington,  D.C. from 1990 until
1995.  He was a  litigator  in  private  practice  from  1976  until  1990  with
Pillsbury,  Madison & Sutro in San  Francisco,  CA and from 1975 until 1976 with
Cahill  Gordon & Reindel  in New York  City,  both of which are law  firms.  Mr.
Bellardo,  a Summa Cum  Laude,  Phi Betta  Kappa  graduate  of Yale  University, received his law degree from Stanford University.

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

        To our knowledge,  based solely on review of the copies of these reports furnished  to us and the  written  representations  that no other  reports  were

                                  NYFIX, INC.

required,  during 2004 all Section 16 (a) filing requirements  applicable to our executive  officers and  directors  were complied with except for the failure to timely  file on Form 4 one  transaction  each by George O. Deehan and William J.
Lynch for stock  options  granted  in 2000,  which  were not  identified  by the
Company as having been  granted  until the  Company  reviewed  its stock  option grants in 2005 in connection with its restatement  related to such grants.  This failure was inadvertent and, when the oversight was discovered, the transactions were subsequently  reported. In addition,  Peter K. Hansen, George O. Deehan and
William J. Lynch timely filed amended Form 4s to reflect that options previously reported as having been granted in two  transactions  for Mr.  Hansen and in one transaction  each for Messrs.  Deehan and Lynch were void  grants.  Mr.  Wajnert timely  filed an  amended  Form 3 and an amended  Form 4 to  reflect  that stock options in one  transaction  were  granted on  November  10, 2004 rather than on
October 10, 2004, as previously reported.

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

ITEM 11. EXECUTIVE COMPENSATION

        The following table provides  certain  information,  for the years ended
December 31, 2004, 2003 and 2002, respectively,  concerning compensation awarded to, earned by or paid to (1) our chief executive  officer ("CEO"),  (2) our four most highly  compensated  executive officers other than our CEO whose salary and bonus exceeded $100,000 with respect to the year ended December 31, 2004 and who were serving as executive officers on December 31, 2004 (collectively the "Named
Executive Officers").

                                  NYFIX, INC.

                                                                                      OTHER ANNUAL     SECURITIES
                                                                                      COMPENSATION     UNDERLYING
NAME AND PRINCIPAL POSITION               YEAR           SALARY          BONUS             (1)       OPTIONS (SHARES)
--------------------------------         -------       ---------       ----------     ------------   ----------------

Peter K. Hansen,                          2004*        $ 414,628       $    -         $  6,976           10,000
President and Chief Executive             2003           380,000            -            6,046              -
Officer                                   2002           389,231            -            5,892          100,000

Robert C. Gasser (2),                     2004*          435,385            -             -              10,000
Chief Executive Officer, NYFIX            2003           399,462         100,000          -                 -
Millennium and President, NYFIX           2002           355,897            -             -             100,000
Transaction Services and NYFIX
Clearing

Lars Kragh,                               2004*          272,115             -           8,894           10,000
Chief Information Officer                 2003           244,632             -           7,747              -
                                          2002           218,288             -           6,303           20,000

Mark R. Hahn (3),                         2004*          326,538             -           6,000           10,000
Chief Financial Officer                   2003           297,981             -            -              75,000
                                          2002            60,577             -            -              60,000

Keith R. Jamaitis (4),                    2004*          308,654          30,000         6,000           10,000
President of NYFIX USA                    2003           217,004             -           5,500              -
                                          2002           174,712          72,721         4,456           54,000

* As a result of our  bi-weekly  payroll  process,  there were 27 pay periods in
2004 as compared to 26 pay periods in both 2003 and 2002.

(1)   Includes our Employer 401K discretionary  matching  contribution (see Note
      14 to the  Consolidated  Financial  Statements)  and car allowances to Mr.
      Hansen and Mr. Kragh.
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
(3)   Mr. Hahn started with us in September 2002.
(4)   Mr.  Jamaitis  started with us in 1997 and became an Executive  Officer in
      January 2004.

OPTION GRANTS

        The  following  table sets forth  information  regarding  stock  options granted to the Named Executive Officers during the year ended December 31, 2004.
These grants are also reflected on the Summary Compensation Table above.

                                  NYFIX, INC.

                           NUMBER OF
                          SECURITIES       PERCENTAGE                                    POTENTIAL REALIZABLE VALUE
                          UNDERLYING        OF TOTAL                                      AT ASSUMED ANNUAL RATES
                            STOCK           OPTIONS       EXERCISE                            OF STOCK PRICE
                           OPTIONS         GRANTED TO    PRICE PER         EXPIRATION      APPRECIATION FOR STOCK
     NAME                  GRANTED         EMPLOYEES        SHARE             DATE                OPTIONS
---------------------------------------------------------------------------------------------------------------------
                                                                                                5%             10%
                                                                                             -------        --------
Peter K. Hansen             10,000            1.53%          $7.06           2/23/14         44,375         112,454
Robert C. Gasser            10,000            1.53%          $7.06           2/23/14         44,375         112,454
Mark R. Hahn                10,000            1.53%          $7.06           2/23/14         44,375         112,454
Keith R. Jamaitis           10,000            1.53%          $7.06           2/23/14         44,375         112,454
Lars Kragh                  10,000            1.53%          $7.06           2/23/14         44,375         112,454

(1)        The  potential  realizable  value  portion  of  the  foregoing  table illustrates  values  that  might be  realized  upon  exercise  of the options  immediately prior to the expiration of their term,  assuming the specified  compounded  annual rates of appreciation on our common stock over the term of the  options.  These  numbers do not take into account  provisions of certain  options  providing for termination of
           the    option    following     termination    of    employment    and
           non-transferability, or differences in vesting periods. Regardless of the  theoretical  value of an option,  its ultimate value will depend upon the market value of our common stock at a future date,  and that value will  depend on a variety of  factors,  including  the  overall condition  of the stock  market  and our  results of  operations  and financial  condition.  There  can be no  assurance  that  the  values reflected in this table will be achieved.
(2)        Represents  options to purchase shares of our common stock granted on
           February 23, 2004. Of the options  granted,  3,334 vested on February
           23,  2005  and  3,333  will  vest on each of  February  23,  2006 and
           February 23, 2007.

                                  NYFIX, INC.

AGGREGATED OPTION EXERCISES AND OPTION VALUES

        The Named Executive  Officers did not exercise any options in the fiscal year ended  December  31,  2004.  The  following  table sets forth the number of options held by the Named Executive  Officers at December 31, 2004 and the value of such options.

                              NUMBER OF SECURITIES       VALUE OF UNEXERCISED IN-THE-
                             UNDERLYING UNEXERCISED       MONEY OPTIONS AT YEAR-END
        NAME                  OPTIONS AT YEAR-END                    (1)
-------------------          -------------------------   ---------------------------
                                   (E)         (U)            (E)          (U)
                              ----------    ----------    -----------   ------------
Peter K. Hansen                 220,000        30,000     $ 182,000       $ 45,000
Robert C. Gasser                317,500       130,000       182,000         45,000
Mark R. Hahn                     55,000        90,000       101,000        144,000
Keith R. Jamaitis                81,225        14,800        87,000         11,000
Lars Kragh                      322,250        14,000       986,000          9,000

(E)     Exercisable
(U)     Unexercisable
(1)     Options are  "in-the-money" if the market price of a share of our common stock on December 31, 2004 exceeded the exercise  price of such options.
        The value of such options is calculated by  determining  the  difference between the aggregate  market price of our common stock  underlying  the options on December 31, 2004,  and the aggregate  exercise price of such options.  The closing  price of a share of our common  stock on December
        31, 2004, as reported on the Nasdaq, was $6.19. In addition, for 281,250 options granted to Mr. Kragh and 30,000 options granted to Mr. Jamaitis, we recorded  compensation expense of $264,600 and $2,800,  respectively, as the fair value of our  common  stock on the  measurement  date was in excess of the exercise price.

Employment Agreements

        Mr. Hansen serves as our President and Chief Executive  Officer pursuant to an employment  agreement,  dated June 24, 1991. This agreement was for a term of five  years  effective  as of January  1, 1991 and  renews  automatically  on
January 1 of each year thereafter as mutually agreed upon. Pursuant to the terms of the agreement, Mr. Hansen is paid a base salary plus such bonus or additional compensation  as the board of  directors  or the  compensation  committee  deems appropriate.  Effective January 1, 2004, the compensation committee of the board of directors set Mr.  Hansen's base salary at $400,000.  In the event Mr. Hansen is  terminated  by us for any reason other than a material  breach by him of the agreement,  he is  entitled  to receive  an amount  equal to four times his then current base salary and prorated payment of any bonus, cash or stock earned.

        Mr. Gasser serves as the Chief  Executive  Officer of NYFIX  Millennium,
President of NYFIX Transaction Services and President of NYFIX Clearing pursuant to an employment  agreement,  dated September 21, 2001. This agreement was for a term of one year commencing October 5, 2001 and renews  automatically on October
5th of each year  thereafter  unless  terminated in accordance with its terms or unless  either  party  gives  60 days  prior  written  notice  of  intention  to discontinue the automatic extension. Pursuant to the terms of the agreement, Mr.
Gasser is paid a base  salary plus a bonus of 2% of NYFIX  Millennium's  pre-tax earnings and such bonus or additional  compensation as the board of directors or the compensation  committee deems  appropriate.  Effective  January 1, 2004, the compensation committee of our board of directors set Mr. Gasser's base salary at

                                  NYFIX, INC.

$420,000 plus a bonus of 2% of NYFIX Millennium's pre-tax earnings. In the event
Mr. Gasser is terminated by us after the one year  anniversary of employment for any reason  other than a hostile  acquisition,  a material  breach by him of the agreement, conduct materially injurious to us, NYFIX Millennium, its affiliates, customers  or  suppliers,  or any act of fraud which would  constitute  a felony under federal or state law, he is entitled to receive one year of base salary in one lump sum  payment  and an  immediate  vesting of the  nearest  options to be vested of a sign-up grant of 225,000 options vesting over a three-year period at a rate of 75,000 at the end of each of the first three years of  employment.  In the event NYFIX  Millennium is involved in a hostile  acquisition and should the acquiring  company  terminate Mr. Gasser's  services,  he is entitled to receive twice his annual  base and fifty  percent of any  unvested  options  will become fully vested.  In the event NYFIX Millennium should merge with another non-NYFIX
Inc. owned company or should we divest NYFIX Millennium,  and Mr. Gasser were to have his employment  terminated  following his second anniversary of employment,
Mr. Gasser is entitled to 100% vesting of a bonus grant of 100,000 options.

        Mr. Hahn serves as our Chief Financial Officer pursuant to an employment agreement,  dated January 1, 2003. This agreement was for a term of one year and renews  automatically  on January 1st of each year unless  sooner  terminated in accordance with its terms.  Pursuant to the terms of the agreement,  Mr. Hahn is paid a base salary, plus such special bonuses or incentives as determined by us.
Effective January 1, 2004, the compensation  committee of our board of directors set Mr. Hahn's base salary at $315,000.

        Mr.  Jamaitis serves as President of NYFIX USA pursuant to an employment agreement, dated October 22, 1997. This agreement was for a term of one year and renews  automatically  on November  10th of each year  thereafter  unless sooner terminated  in  accordance  with its terms.  Mr.  Jamaitis  became an  Executive
Officer of the Company in January 2004.  Pursuant to the terms of his employment agreement,  Mr.  Jamaitis is paid a base salary,  plus such  special  bonuses or incentives as  determined by us.  Effective  January 1, 2004,  the  compensation committee of our board of directors set Mr.  Jamaitis'  base salary at $300,000.
In addition,  on May 28, 2004, Mr. Jamaitis signed a non-compete  agreement with us  that  extends  for  the  term of his  employment  with  us and for one  year thereafter.  Under the terms of this agreement, in consideration of $30,000, Mr.
Jamaitis  is  prohibited,   without  our  prior  approval,  from  entering  into
employment  with  specified  organizations,  unless he is terminated for reasons other than Cause, as defined in the agreement.

        Mr.  Kragh  serves  as our  Chief  Information  Officer  pursuant  to an employment  agreement,  dated January 1, 2003.  This agreement was for a term of one year and renews  automatically  on January 1 of each year thereafter  unless either party gives 90 days prior written  notice of its intention to discontinue the automatic  extension.  Pursuant to the terms of the agreement,  Mr. Kragh is paid a base salary of plus such special  bonuses or  incentives as determined by
us.  Effective  January  1, 2004,  the  compensation  committee  of our board of directors set Mr. Kragh's base salary at $262,500.

DIRECTORS' COMPENSATION

        As part of their  compensation  for  services as members of the Board of
Directors,  non-employee  directors  receive  options to purchase  shares of our common stock.  Beginning in 2004, we adopted a policy that the exercise price on such options granted after the adoption of the policy would equal the average of the closing  price of our common  stock for the five  trading  days prior to the date of grant. Also beginning in 2004,  non-employee  directors have received an annual stipend of $25,000, which is paid quarterly.  In 2004, as is our practice when a new director joins the Board of Directors, we granted options to one, new non-employee director. These options (exercisable into an aggregate of 70,000

                                  NYFIX, INC.

shares of our  common  stock at an  exercise  price of $6.03 per share  when the average of the closing price of our common stock for the five trading days prior to the date of grant was $5.73) vest on various  dates in 2005 through  2007, so long as the director  completes  service  through the vesting date. In addition, for the options granted to Mr.  Jennings,  we recorded  compensation  expense of
$110,000 as the fair value of our common  stock on the  measurement  date was in excess  of  the  exercise  price.  Non-employee  directors  are  reimbursed  for reasonable  expenses in  connection  with  serving as a director and member of a committee.

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

                                  NYFIX, INC.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         RELATED STOCKHOLDER MATTERS

The following table sets forth information  concerning  beneficial  ownership of our common  stock,  as of May 31, 2005, by (1) each person known by us to be the beneficial owner of more than five percent of our outstanding  common stock, (2)
each director,  (3) each of our Named  Executive  Officers and (4) all directors and executive officers as a group. Unless otherwise  indicated,  we believe that each stockholder has sole voting power and sole  dispositive  power with respect to the common stock beneficially

      NAME AND ADDRESS OF                  NUMBER OF SHARES           PERCENTAGE OF SHARES
      BENEFICIAL OWNER (1)               BENEFICIALLY OWNED (2)        BENEFICIALLY OWNED
---------------------------              ----------------------       --------------------

Carl E. Warden                               2,050,990(3)                     6.3%

Peter Kilbinger Hansen                       1,594,122(4)                     4.9%

Lars Kragh                                     703,709(5)                     2.1%

Robert C. Gasser                               375,834(6)                     1.1%

Keith R. Jamaitis                              107,439(7)                      *

George O. Deehan                               121,500(8)                      *

William J. Lynch                               116,500(9)                      *

Mark R. Hahn                                    83,334(10)                     *

William C. Jennings                             42,000(11)                     *

Thomas C. Wajnert                               25,000(12)                     *

All executive officers and directors as a                                     9.4%
  group (11 persons) (13)                    3,189,439(13)

---------------

* Less than 1%

  (1)    Unless  otherwise  indicated  the  address  of  each  director,  former director or executive officer is c/o NYFIX, Inc., Stamford Harbor Park,
         333 Ludlow Street, Stamford, Connecticut 06902.
  (2)    Beneficial  ownership is based on 32,442,431 shares of our common stock outstanding  as of May 31, 2005.  Shares of our common  stock  issuable upon  exercise of options or other rights  beneficially  owned that are exercisable  within 60 days are deemed  outstanding  for the purpose of
         computing  the   percentage   ownership  of  the  person  holding  such
         securities and rights but are not deemed  outstanding for computing the percentage ownership of any other person.

                                  NYFIX, INC.

  (3)    Based on a Schedule 13D filed in April 2005 by Carl E. Warden. Includes
         (i) 100,000 shares held by the Carl and Vicki Warden Family  Foundation
         (the  "Foundation"),  of which Mr.  Warden is a trustee,  (ii)  359,718 shares  held in a  multi-generational  trust  (the  "Trust")  and (iii)
         60,000  shares for which Mr. Warden has a power of attorney (the "Power of  Attorney  Shares"),  which  enables him to vote and dispose of such shares. Mr. Warden disclaims beneficial ownership of the shares held by the Foundation  and the Trust as well as the Power of Attorney  Shares.
         Does not include  1,599,165 shares held by certain adult members of Mr.
         Warden's family and their  children.  Does not include 45,000 shares of our common  stock  issuable  upon  exercise  of options  that have been determined  to be void  because  the  stock  options  were not  validly granted, as described in our restatement for stock option grants.
  (4)    Includes  223,334  shares of our common stock issuable upon exercise of currently  exercisable  options.  Does not include 26,666 shares of our common stock  issuable  upon exercise of options that are not currently exercisable.  Does not  include  1,225,625  shares of our common  stock issuable upon exercise of options that have been  determined to be void because the stock options were not validly granted, as described in our restatement for stock option grants.
  (5)    Includes  325,584  shares of our common stock issuable upon exercise of currently exercisable options. Includes 281,250 of options for which we recognized $264,600 of compensation  expense for the intrinsic value of such  options.  Does not  include  10,666  shares of our  common  stock issuable upon exercise of options that are not currently exercisable.
  (6)    Includes  320,834  shares of our common stock issuable upon exercise of currently  exercisable options.  Does not include 126,666 shares of our common stock  issuable  upon exercise of options that are not currently exercisable.
  (7)    Includes  84,559  shares of our common stock  issuable upon exercise of currently exercisable options.  Includes 30,000 of options for which we recognized  $2,800 of  compensation  expense for the intrinsic value of such  options.  Does not  include  11,466  shares of our  common  stock issuable upon exercise of options that are not currently exercisable.
  (8)    Includes  116,500  shares of our common stock issuable upon exercise of currently  exercisable  options,  of which 67,500  shares of our common stock  issuable  upon  exercise,  at a price of $36.00 per share,  were granted when the director  started with us, but were not  identified by us as  having been  granted until we reviewed  our  stock option grants in connection  with the  restatement  related to such grants.  Does not include  30,000  shares of our common stock  issuable  upon exercise of options that have been  determined  to be void because the options were not validly  granted,  as described in our restatement for stock option grants.
  (9)    Includes  116,500  shares of our common stock issuable upon exercise of currently  exercisable  options,  of which 67,500  shares of our common stock  issuable  upon  exercise,  at a price of $38.44 per share,  were granted when the director  started with us, but were not  identified by us as having been granted  until we reviewed our stock option grants in connection  with  the  restatement  related  to such  grants.  Does not include  30,000  shares of our common stock  issuable  upon exercise of options that have been  determined to be void because the stock options were not validly  granted,  as described in our  restatement  for stock option grants.
  (10)   Includes  83,334  shares of our common stock  issuable upon exercise of currently  exercisable  options.  Does not include 61,666 shares of our common stock  issuable  upon exercise of options that are not currently exercisable.
  (11)   Includes  40,000  shares of our common stock  issuable upon exercise of currently  exercisable  options.  Does not include 20,000 shares of our common stock  issuable  upon exercise of options that are not currently exercisable.  In  connection  with  these  options,  we will  recognize
         $110,000  of  compensation  expense  for the  intrinsic  value  of such options over their three-year vesting period.
  (12)   Includes  25,000  shares of our common stock  issuable upon exercise of currently  exercisable  options.  Does not include 45,000 shares of our common stock  issuable  upon exercise of options that are not currently exercisable.

                                  NYFIX, INC.

  (13)   Includes 1,265,646 shares of our common stock issuable upon exercise of currently  exercisable options.  Does not include 407,129 shares of our common stock  issuable  upon exercise of options that are not currently exercisable.  Does not  include  1,330,625  shares of our common  stock issuable upon exercise of options that have been  determined to be void because the stock options were not validly granted, as described in our restatement for stock option grants.

        Information  regarding  securities  authorized  for  issuance  under our equity  compensation plans is set forth in Part II, Item 5 of this report and is incorporated by reference in this section.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Initial  Partners  and the New Partners of NYFIX  Millennium  are or
have been our customers.

        We had a note  receivable  of $70,000,  plus  accrued  interest,  from a former officer in connection  with his exercise of options for our common stock, with an annual  interest  rate of 5.5%,  and a maturity date of May 13, 2004. In addition,  we had a note receivable of $300,000,  plus accrued interest from the same former  officer,  with an annual interest rate of 5.5%, and a maturity date of July 2, 2004.

        On July 27, 2004,  we received  notes from a former  officer for $76,000 and $318,000 to replace the notes that matured on May 13, 2004 and July 2, 2004, respectively.  Both new notes mature on July 27, 2006,  accrue interest annually at 4.0%, may be prepaid at any time without  penalty and are  collateralized  by assets in a brokerage account of the former officer,  which primarily consist of shares of our common  stock.  In a  separate  transaction,  the  former  officer received an unsecured loan from an individual who was one of our directors until
October 2004.  The proceeds from the loan were used to exercise stock options to purchase our common  stock,  which is included in the  collateral,  and to repay principal of $23,000 due on the new notes.

        On July 10, 2002, Keith R. Jamaitis, then the Chief Operating Officer of
NYFIX USA, issued us a promissory note in the principal amount of $71,000.  Such note bore  interest  at 5.5% per annum and was  scheduled  to mature on July 10,
2004. The note was paid in full by Mr. Jamaitis on May 27, 2004.

        On November 23, 2003, Mr. Jamaitis,  then the Chief Operating Officer of
NYFIX USA, issued to the NYFIX,  Inc. 401(k) Plan (the "Plan") a promissory note in the principal  amount of $30,000 secured by a portion of Mr. Jamaitis' vested account  balance  in the Plan.  Such note bears  interest  at 5.0% per annum and matures on December 12, 2008.  The  outstanding  balance of the note,  including principal and interest, was $23,000 at March 31, 2005.

        Mr. Jamaitis was named  President of NYFIX USA and an executive  officer of our company in January 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Our independent  registered  public accounting firm is Deloitte & Touche
LLP and has served in this role since the year ended December 31, 2000. In 2001,
Deloitte  & Touche  LLP  audited  our  financial  statements  for the year ended
December 31, 1999.

AUDIT FEES

        The  aggregate  fees for  professional  services  rendered by Deloitte &
Touche LLP in  connection  with its audit of our annual  consolidated  financial statements and reviews of the interim consolidated financial statements included in our quarterly reports on Form 10-Q were  approximately  $643,000 and $328,000 for the years ended December 31, 2004 and 2003, respectively.

AUDIT-RELATED FEES

        In addition to fees  disclosed  under "Audit Fees" above,  the aggregate fees for professional  services  rendered by Deloitte & Touche LLP for assurance and related services that are reasonably related to the performance of the audit and reviews of our consolidated  financial  statements were $58,000 and $143,000 for the years ended  December  31, 2004 and 2003,  respectively.  Such  services included accounting  consultations,  consents, the audit of our employee benefit plan and services related to Sarbanes-Oxley Act compliance.

TAX FEES

        The  aggregate  fees for  professional  services  rendered by Deloitte &
Touche  LLP for tax  compliance,  tax  planning,  tax advice  and  research  and development  tax studies for our US and foreign  subsidiaries  were $285,000 and
$369,000 for the years ended December 31, 2004 and 2003, respectively.

ALL OTHER FEES

        The  aggregate  fees for  professional  services  rendered by Deloitte &
Touche LLP for all other  fees,  including  services  related to the SEC Comment
Letter in connection with the restatement of our 1999 through 2002  consolidated financial  statements in May 2004, advisory services provided in connection with our equity  plans and audits in  connection  with  acquisitions  for 2003,  were
$314,000  and  $26,000  for  the  years  ended   December  31,  2004  and  2003,
respectively.

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
Audit-related fees,  relating to our employee benefit plan,  aggregating $15,000 and  $13,000,  were  approved by the Audit  Committee,  rather than being waived pursuant to Rule 2-01, paragraph  (c)(7)(i)(C) of SEC Regulation S-X, during the years ended December 31, 2004 and 2003, respectively.

                                  NYFIX, INC.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS PART OF THIS REPORT

      (1) Consolidated Financial Statements

              See index to Consolidated Financial Statements on Page F-1.

      (2) Financial Statement Schedules

              Schedule II - Valuation and  Qualifying  Accounts - see Note 17 to
      the Consolidated Financial Statements.

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
                     ("2003 10-K").

          10.24      Business  Continuity   Services  Master  Agreement,   dated
                     October 15, 1997,  between Comdisco,  Inc.  (Predecessor to
                     Sungard) and Trinitech Systems, Inc. (Predecessor to NYFIX,
                     Inc.).  Incorporated herein by reference from Exhibit 10.11 to the Registrant's 2003 10-K.

          10.25      Advanced  Recovery (AR) Schedule,  dated February 15, 2000, to the Master  Agreement  dated  October 15,  1997  between
                     Comdisco,  Inc.  (Predecessor  to Sungard) and NYFIX,  Inc.
                     listing additional  equipment and extending the term of the agreement through February 15, 2005. Incorporated herein by reference from Exhibit 10.11 to the Registrant's 2003 10-K.

          10.26      Addendum to Advanced Recovery (AR) Schedule, dated February
                     15, 2000,  to the Master  Agreement  dated October 15, 1997 between Sungard Recovery  Services LP and NYFIX Millennium,
                     LLC,  dated  December 31, 2003,  extending  the term of the agreement  through  February  14,  2009  and  changing  the monthly Subscription Fees. Incorporated herein by reference from Exhibit 10.11 to the Registrant's 2003 10-K.

          10.27      Amendment No. 1, dated  November 4, 2004, to the Employment
                     Agreement  between Peter K. Hansen and the Registrant dated
                     June  24,  1991.  Incorporated  herein  by  reference  from
                     Exhibit 10.1 of Registrant's  Quarterly Report on Form 10-Q
                     for the period ended September 30, 2004.

          10.28      Employment  Agreement  between  Keith R.  Jamaitis  and the
                     Registrant dated October 27, 1999.  Incorporated  herein by reference  from  Exhibit  10.1  of  Registrant's  Quarterly
                     Report on Form 10-Q for the period ended March 31, 2004.

          10.29      Employment   Agreement  between  Jay  D.  Shaffer  and  the
                     Registrant  dated January 1, 2005.  Incorporated  herein by reference from Exhibit 99.1 of Registrant's  Current Report on Form 8-K filed on January 6, 2005.

                                  NYFIX, INC.

          10.30      Purchase Agreement, dated December 30, 2004, by and between the Registrant and Whitebox Convertible  Arbitrage Partners
                     L.P.  ("Whitebox")  incorporated  herein by reference  from
                     Exhibit 99.2 to the Registrant's Current Report on Form 8-K
                     filed on January 5, 2005.

          10.31      Convertible  Promissory  Note,  dated December 30, 2004, by and between the Registrant and Whitebox incorporated herein by reference from Exhibit 99.3 to the Registrant's  Current
                     Report on Form 8-K filed on January 5, 2005.

          10.32      Registration Rights Agreement,  dated December 30, 2004, by and between Registrant and Whitebox.

          10.33      Agreement,  dated  March  30,  2005,  by  and  between  the
                     Registrant  and Whitebox  extending the Election  Period on the Convertible Promissory Note.

          10.34      Agreement  to  Amend   Convertible   Promissory   Note  and
                     Registration Rights Agreement and to Waive Breaches,  dated
                     June 24, 2005, by and among the Registrant and Whitebox.

          21.1       Subsidiaries of the Registrant

          23.1       Consent of Deloitte & Touche LLP

          24         Power of Attorney (see signature page)

          31.1       Certification  of Chief Executive  Officer pursuant to Rule
                     13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act
                     of 1934, as amended ("the Exchange Act").

          31.2       Certification  of Chief Financial  Officer pursuant to Rule
                     13a-14(a) and Rule 15d-14(a) of the Exchange Act.

          32.1       Certification  of Chief Executive  Officer pursuant to Rule
                     13a-14(b)  and Rule  15d-14(b)  of the  Exchange Act and 18
                     U.S.C. 1350.

          32.2       Certification  of Chief Financial  Officer pursuant to Rule
                     13a-14(b)  and Rule  15d-14(b)  of the  Exchange Act and 18
                     U.S.C. 1350.

(b) EXHIBITS

    See Item 15(a)3.

(c) FINANCIAL STATEMENT SCHEDULES

    See Item 15(a)2.

                                   SIGNATURES

        Pursuant to the  requirements  of Section 13 or 15(d) of the  Securities
Exchange Act of 1934,  the  Registrant  has caused this report to be signed this
28th  day  of  June  2005  on its  behalf  by the  undersigned,  thereunto  duly authorized.

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

/S/ PETER KILBINGER HANSEN         Chairman of the Board and President             June 28, 2005
--------------------------         (Principal Executive Officer)
Peter Kilbinger Hansen

/S/ MARK R. HAHN                   Chief Financial Officer                         June 28, 2005
----------------                   (Principal Financial Officer and
Mark R. Hahn                       Principal Accounting Officer)

/S/ GEORGE O. DEEHAN               Director                                        June 28, 2005
--------------------
George O. Deehan

/S/ WILLIAM C. JENNINGS            Director                                        June 28, 2005
-----------------------
William C. Jennings

/S/ WILLIAM J. LYNCH               Director                                        June 28, 2005
--------------------
William J. Lynch

/S/ THOMAS C. WAJNERT              Director                                        June 28, 2005
---------------------
Thomas C. Wajnert

xx
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

Report of Independent Registered Public Accounting Firm.................    F-2

Consolidated Financial Statements:

   Consolidated Balance Sheets at December 31, 2004 and 2003 (As Restated). F-3

   Consolidated Statements of Operations for the Years Ended
        December 31, 2004, 2003 (As Restated) and 2002 (As Restated)........F-4

   Consolidated Statements of Stockholders' Equity and Comprehensive
        Loss for the Years Ended December 31, 2004, 2003 (As
        Restated) and 2002 (As Restated)....................................F-5

   Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2004, 2003 (As Restated) and 2002
        (As Restated).......................................................F-6

Notes to Consolidated Financial Statements..................................F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and
Stockholders of NYFIX, Inc.:

        We have audited the accompanying  consolidated  balance sheets of NYFIX,
Inc. and subsidiaries  (the "Company") as of December 31, 2004 and 2003, and the
related  consolidated   statements  of  operations,   stockholders'  equity  and
comprehensive  loss,  and cash  flows for each of the three  years in the period ended  December  31,  2004.  These  consolidated  financial  statements  are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We  conducted  our audits in  accordance  with  standards  of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain  reasonable  assurance about whether the consolidated  financial statements are free of material  misstatement.  An audit includes  examining,  on a test  basis,  evidence  supporting  the  amounts  and disclosures in the  consolidated  financial  statements.  An audit also includes assessing the  accounting  principles  used and  significant  estimates  made by management as well as evaluating the overall financial  statement  presentation.
We believe that our audits provide a reasonable basis for our opinion.

        In our opinion,  such consolidated  financial statements present fairly, in all material respects, the financial position of NYFIX, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their  operations and their cash flows for each of the three years in the period ended  December 31, 2004 in conformity with accounting principles generally accepted in the United States of
America.

        As discussed in Note 2 to the  consolidated  financial  statements,  the accompanying  consolidated  financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 have been restated.

        We have also  audited,  in  accordance  with the standards of the Public
Company  Accounting  Oversight Board (United States),  the  effectiveness of the
Company's  internal  control over  financial  reporting as of December 31, 2004, based on the  criteria  established  in INTERNAL  CONTROL--INTEGRATED  FRAMEWORK issued by the Committee of Sponsoring  Organizations of the Treadway  Commission
and our  report  dated  June  28,  2005  expressed  an  unqualified  opinion  on management's  assessment of the effectiveness of the Company's  internal control over  financial  reporting and an adverse  opinion on the  effectiveness  of the
Company's  internal  control  over  financial  reporting  because  of a material weakness.

DELOITTE & TOUCHE LLP

Stamford, Connecticut
June 28, 2005

                          NYFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                          DECEMBER 31,
                                                                                  -----------------------------
                                                                                     2004             2003
                                                                                  -----------    --------------
                                                                                                 (AS RESTATED
                                                                                                 - SEE NOTE 2)
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  22,405      $  21,006
   Short-term investments                                                             4,466          3,448
   Accounts receivable, less allowances of $2,107 and $1,839, respectively           13,405         10,371
   Securities borrowed                                                              138,456          1,945
   Deferred income taxes                                                               --              976
   Prepaid expenses and other current assets                                          3,941          3,929
                                                                                  ---------      ---------
     Total current assets                                                           182,673         41,675
Property and equipment, net                                                          16,649         16,592
Goodwill                                                                             62,519         60,904
Acquired intangible assets, net                                                       8,346         10,235
Investment in unconsolidated affiliate                                                 --            3,088
Notes receivable and other amounts due from unconsolidated affiliate                   --              814
Deferred income taxes                                                                  --           16,098
Other assets, net                                                                    10,904          7,378
                                                                                  ---------      ---------
     Total assets                                                                 $ 281,091      $ 156,784
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $  10,639      $   6,664
   Accrued expenses                                                                   7,579          5,442
   Securities loaned                                                                138,375          1,700
   Current portion of capital lease obligations                                         510            531
   Current portion of long-term debt and other liabilities                            1,731          1,894
   Deferred revenue                                                                   2,994          2,732
                                                                                  ---------      ---------
     Total current liabilities                                                      161,828         18,963
Long-term portion of capital lease obligations                                          896            135
Long-term debt and other liabilities                                                 11,625          1,137
                                                                                  ---------      ---------
     Total liabilities                                                              174,349         20,235
                                                                                  ---------      ---------
Commitments and contingencies (See Notes)
Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
   Common stock, $0.001 par value; 60,000,000 shares authorized;                         34             33
     33,752,860 shares and 33,222,475 shares issued, respectively
   Additional paid-in capital                                                       201,635        199,141
   Accumulated deficit                                                              (75,773)       (43,071)
   Treasury stock, 1,327,230 and 1,361,300 shares, respectively, at cost            (18,992)       (19,480)
   Notes receivable issued for common stock                                             (67)           (74)
   Accumulated other comprehensive loss                                                 (95)          --
                                                                                  ---------      ---------
     Total stockholders' equity                                                     106,742        136,549
                                                                                  ---------      ---------
     Total liabilities and stockholders' equity                                   $ 281,091      $ 156,784
                                                                                  =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          NYFIX, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------
                                                     2004          2003           2002
                                                  ----------    ----------     ------------
                                                                (AS RESTATED - SEE NOTE 2)

REVENUE:
   Subscription                                    $ 40,891      $ 34,852      $ 31,715
   Capital sale                                       8,929         8,955         8,517
   Service contract                                  10,528         9,370         8,471
   Transaction                                       14,787        12,732         7,109
                                                   --------      --------      --------
     Total revenue                                   75,135        65,909        55,812
                                                   --------      --------      --------

COST OF REVENUE:
   Subscription                                      23,692        20,419        16,106
   Capital sale                                       3,601         3,068         2,958
   Service contract                                   3,855         2,897         2,412
   Transaction                                       10,182         8,283         6,946
                                                   --------      --------      --------
     Total cost of revenue                           41,330        34,667        28,422
                                                   --------      --------      --------

GROSS PROFIT:
   Subscription                                      17,199        14,433        15,609
   Capital sale                                       5,328         5,887         5,559
   Service contract                                   6,673         6,473         6,059
   Transaction                                        4,605         4,449           163
                                                   --------      --------      --------
     Total gross profit                              33,805        31,242        27,390
                                                   --------      --------      --------

OPERATING EXPENSE:
   Selling, general and administrative               40,829        36,394        32,240
   Restructuring charge                               2,527          --            --
   Research and development                             959         1,367         1,488
   Equity in loss of unconsolidated affiliates           74           832         2,010
   Depreciation and amortization                      2,304         2,649         3,274
                                                   --------      --------      --------
     Total operating expense                         46,693        41,242        39,012
                                                   --------      --------      --------
Loss from operations                                (12,888)      (10,000)      (11,622)

Interest expense                                       (794)         (157)         (294)
Investment income                                       141           597           628
Other income (expense), net                             (98)           74            (9)
                                                   --------      --------      --------
Loss before income tax provision (benefit)          (13,639)       (9,486)      (11,297)
Income tax provision (benefit)                       19,063        (4,571)       (4,290)
                                                   --------      --------      --------
Net loss                                           $(32,702)     $ (4,915)     $ (7,007)
                                                   ========      ========      ========

Basic and diluted loss per common share            $  (1.02)     $  (0.16)     $  (0.23)
                                                   ========      ========      ========
Basic and diluted weighted average common
   shares outstanding                                32,214        31,462        30,126
                                                   ========      ========      ========

        The  accompanying  notes to  consolidated  financial  statements  are an integral part of these statements.

                                                NYFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                (AS RESTATED FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002)

                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              COMMON STOCK ISSUED        ADDITIONAL
                                                        -----------------------------       PAID             ACCUMULTED
                                                           SHARES          PAR VALUE     IN CAPITAL            DEFICIT
                                                        ------------      -----------    ------------      ------------
Balance January 1, 2002, as previously reported           28,869,800      $        29     $   127,969      $   (21,352)
Prior period adjustments (as restated, see Note 2)              --               --            13,568           (9,797)
                                                         -----------      -----------     -----------      -----------
Balance January 1, 2002 (as restated, see Note 2)         28,869,800               29         141,537          (31,149)
Comprehensive loss:
   Net loss (as restated, see Note 2)                           --               --              --             (7,007)
   Net unrealized gain on available-for-sale
      securities                                                --               --              --               --
   Total comprehensive loss (as restated, see Note 2)

Exercise of stock options                                    169,612             --               477             --
Issuance of common stock                                   3,381,146                3          50,272             --
Compensation expense related to stock option
   grants, (as restated, see Note 2)                            --               --             2,554             --
Effect of exercise/cancellation of stock options (as
   restated, see Note 2)                                        --               --              (442)            --
Repayment of notes issued for purchase of
   common stock                                                 --               --              --               --
Interest accrued on notes for common stock,
   net of payments                                              --               --              --               --
Tax benefit from exercise of stock options (as
   restated, see Note 2)                                        --               --               140             --
                                                         -----------      -----------     -----------      -----------
Balance December 31, 2002 (as restated, see Note 2)       32,420,558               32         194,538          (38,156)
Comprehensive loss:                                             --
   Net loss (as restated, see Note 2)                           --               --              --             (4,915)
   Reversal of net unrealized gain on
      available-for-sale securities                             --               --              --               --
   Total comprehensive loss (as restated, see Note 2)

Exercise of stock options                                    279,978             --               838             --
Issuance of common stock                                     521,939                1           3,031             --
Compensation expense related to stock option
   grants, (as restated, see Note 2)                            --               --               701             --
Effect of exercise/cancellation of stock options (as
   restated, see Note 2)                                        --               --              (166)            --
Repayment of notes issued for purchase of
   common stock                                                 --               --              --               --
Interest paid on notes for common stock,
   net of accruals                                              --               --              --               --
Acquisition of common stock (60,000 shares)                     --               --              --               --
Tax benefit from exercise of stock options (as
   restated, see Note 2)                                        --               --               199             --
                                                         -----------      -----------     -----------      -----------
Balance December 31, 2003 (as restated, see Note 2)       33,222,475               33         199,141          (43,071)
Comprehensive loss:
   Net loss                                                     --               --              --            (32,702)
   Foreign currency translation adjustment                      --               --              --               --
   Total comprehensive loss

Exercise of stock options                                    103,211             --               396             --
Issuance of common stock and common stock from
   treasury (34,070 shares)                                  427,174                1           1,853             --
Compensation expense related to stock option grants             --               --               247             --
Effect of exercise/cancellation of stock options                --               --                (2)            --
Repayment of notes issued for purchase of
   common stock                                                 --               --              --               --
Interest accrued on notes for common stock,
   net of payments                                              --               --              --               --
                                                         -----------      -----------     -----------      -----------
Balance December 31, 2004                                 33,752,860      $        34     $   201,635      $   (75,773)
                                                         ===========      ===========     ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                NYFIX, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                                (AS RESTATED FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002)

                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                                              ACCUMULATED
                                                                          NOTES RECEIVABLE       OTHER            TOTAL
                                                           TREASURY            ISSUED         COMPREHENSIVE    STOCKHOLDERS'
                                                             STOCK        FOR COMMON STOCK        LOSS            EQUITY
                                                         --------------   ----------------   ------------     -------------
Balance January 1, 2002, as previously reported            $   (19,100)     $      (592)     $       (35)     $    86,919
Prior period adjustments (as restated, see Note 2)                --               --               --              3,771
                                                           -----------      -----------      -----------      -----------
Balance January 1, 2002 (as restated, see Note 2)              (19,100)            (592)             (35)          90,690
Comprehensive loss:
   Net loss (as restated, see Note 2)                             --               --               --             (7,007)
   Net unrealized gain on available-for-sale
      securities                                                   --               --                142              142
                                                                                                              -----------
   Total comprehensive loss (as restated, see Note 2)                                                              (6,865)
                                                                                                              -----------
Exercise of stock options                                         --                (70)            --                407
Issuance of common stock                                          --               --               --             50,275
Compensation expense related to stock option
    grants, (as restated, see Note 2)                             --               --               --              2,554
Effect of exercise/cancellation of stock options (as
    restated, see Note 2)                                         --               --               --               (442)
Repayment of notes issued for purchase of
   common stock                                                   --                 70             --                 70
Interest accrued on notes for common stock,
   net of payments                                                --                 (5)            --                 (5)
Tax benefit from exercise of stock options (as
   restated, see Note 2)                                          --               --               --                140
                                                           -----------      -----------      -----------      -----------
Balance December 31, 2002 (as restated, see Note 2)            (19,100)            (597)             107          136,824
Comprehensive loss:
   Net loss (as restated, see Note 2)                             --               --               --             (4,915)
   Reversal of net unrealized gain on
      available-for-sale securities                               --               --               (107)            (107)
                                                                                                              -----------
   Total comprehensive loss (as restated, see Note 2)                                                              (5,022)
                                                                                                              -----------
Exercise of stock options                                         --               --               --                838
Issuance of common stock                                          --               --               --              3,032
Compensation expense related to stock option
    grants, (as restated, see Note 2)                             --               --               --                701
Effect of exercise/cancellation of stock options (as
   restated, see Note 2)                                          --               --               --               (166)
Repayment of notes issued for purchase of
   common stock                                                   --                445             --                445
Interest paid on notes for common stock,
   net of accruals                                                --                 78             --                 78
Acquisition of common stock (60,000 shares)                       (380)            --               --               (380)
Tax benefit from exercise of stock options (as
   restated, see Note 2)                                          --               --               --                199
                                                           -----------      -----------      -----------      -----------
Balance December 31, 2003 (as restated, see Note 2)            (19,480)             (74)            --            136,549
Comprehensive loss:
   Net loss                                                       --               --               --            (32,702)
   Foreign currency translation adjustment                        --               --                (95)             (95)
                                                                                                              -----------
   Total comprehensive loss                                                                                       (32,797)
                                                                                                              -----------
Exercise of stock options                                         --               --               --                396
Issuance of common stock and common stock from
   treasury (34,070 shares)                                        488             --               --              2,342
Compensation expense related to stock option grants               --               --               --                247
Effect of exercise/cancellation of stock options                  --               --               --                 (2)
Repayment of notes issued for purchase of
   common stock                                                   --                 10             --                 10
Interest accrued on notes for common stock,
   net of payments                                                --                 (3)            --                 (3)
                                                           -----------      -----------      -----------      -----------
Balance December 31, 2004                                  $   (18,992)     $       (67)     $       (95)     $   106,742
                                                           ===========      ===========      ===========      ===========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                F-5A

                                         NYFIX, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------------
                                                                     2004           2003            2002
                                                                   ----------     -----------    ------------
                                                                                  (AS RESTATED - SEE NOTE 2)
Cash flows from operating activities:
  Net loss                                                         $ (32,702)     $  (4,915)     $  (7,007)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization                                     14,400         12,994         11,661
    Restructuring charge                                               2,527           --             --
    Compensation expense related to stock option grants                  247            701          2,496
    Deferred income taxes                                             19,063         (4,207)        (2,868)
    Provision for doubtful accounts                                      763          2,831          1,146
    Equity in loss of unconsolidated affiliates                           74            832          2,010
    Loss (gain) on sale of investments                                    17           (235)           (13)
    Other, net                                                           286             27           --
    Changes in assets and liabilities (net of business
     acquisitions):
       Accounts receivable                                            (3,797)         3,409           (703)
       Prepaid expenses and other assets                                (356)         2,400           (941)
       Securities borrowed                                          (136,511)        (1,945)
       Deferred revenue                                                  262            171           (598)
       Accounts payable, accrued expenses and other                    6,108          1,663         (1,457)
         liabilities
       Securities loaned                                             136,675          1,700           --
                                                                   ---------      ---------      ---------
        Net cash provided by operating activities                      7,056         15,426          3,726
                                                                   ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of short-term investments                                (13,347)        (7,177)       (10,631)
  Sales of short-term investments                                     12,312         14,486         32,992
  Capital expenditures for property and equipment                     (6,661)        (5,290)        (4,566)
  Capitalization of product enhancement costs                         (6,482)        (5,345)        (2,829)
  Proceeds from sale of equipment                                       --               2            387
  Cash acquired from acquisitions, net of payments/(payments           1,380            (97)        (6,795)
  for acquisitions, net of cash acquired)
  Investment in unconsolidated affiliates                               --             --           (5,000)
  Loans and advances to unconsolidated affiliates,                      (205)        (2,408)          (324)
  net of repayments
                                                                   ---------      ---------      ---------
  Net cash (used in) provided by investing activities                (13,003)        (5,829)         3,234
                                                                   ---------      ---------      ---------
Cash flows from financing activities:
    Proceeds from borrowings                                           8,600           --             --
    Financing costs                                                     (283)          --             --
    Repayment of borrowings                                             (711)          --             --
    Principal payments under capital lease obligations                  (571)        (1,087)        (1,192)
    Repayment of notes issued for purchase of common stock                10            445             70
    Net proceeds from issuance of common stock                           396            838            407
                                                                   ---------      ---------      ---------
        Net cash provided by (used in) financing activities            7,441            196           (715)
Effect of exchange rate changes on cash                                  (95)          --             --
                                                                   ---------      ---------      ---------
Net increase in cash and cash equivalents                              1,399          9,793          6,245
Cash and cash equivalents, beginning of year                          21,006         11,213          4,968
                                                                   ---------      ---------      ---------
Cash and cash equivalents, end of year                             $  22,405      $  21,006      $  11,213
                                                                   =========      =========      =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

        NYFIX, Inc., (together with its subsidiaries, the "Company"), founded in
1991, is incorporated in Delaware and  headquartered  in Stamford,  Connecticut.
The  Company  is an  established  provider  to the  domestic  and  international financial  markets of  trading  workstations,  middle  office  trade  automation technologies and trade communication  technologies.  The Company's NYFIX Network
connects  broker-dealers,   institutions  and  exchanges.  In  addition  to  its
headquarters  in  Stamford,  the  Company has offices on Wall Street in New York
City,  in London's  Financial  District,  in Chicago,  in San  Francisco  and in
Madrid. The Company operates  redundant data centers in the northeastern  United
States and data  center  hubs in  London,  Amsterdam,  Hong Kong and Tokyo.  The
Company has two  business  segments:  its  Technology  Services  segment and its
Transaction Services segment. The Company provides trading technology,  industry network  connectivity  and  execution  services,  offering  certain  underlying, universally applicable network inter-connectivity products, systems, facilities, and supporting  operations to its segments.  The Company's  Technology  Services segment is a technology provider, focusing on offering trade-management systems,
a  centralized   industry   order-routing   network,   order-routing   software,
exchange-floor  automation  systems,  exchange and market access  technology and
post-trade   processing  systems.  The  Company's  Technology  Services  segment customers  consist  primarily of United States  securities  brokerage  firms and international  derivatives  brokerage firms. The Company's  Transaction Services segment is primarily  comprised of  broker-dealers  registered with the National
Association of Securities  Dealers ("NASD") or the Financial  Services Authority
("FSA"),  which  in  addition  to  the  technology  provided  by  the  Company's
Technology Services segment,  provides an electronic execution venue for trading in United States stocks and direct market access and execution links.

PRINCIPLES OF CONSOLIDATION

        The accompanying  consolidated financial statements include the accounts of  NYFIX,  Inc.  and its  majority-owned  and  wholly-owned  subsidiaries.  All significant  intercompany  balances and  transactions  have been  eliminated  in consolidation.

        On February 1, 2002,  the Company  acquired an additional  30% ownership interest in NYFIX Millennium,  L.L.C. ("NYFIX Millennium")  resulting in a total ownership  interest  of  80%  and  control  of the  NYFIX  Millennium  Board  of
Directors.  Effective  on that date,  the  Company  consolidated  the  financial statements  of  NYFIX  Millennium  and  recognized  100% of  NYFIX  Millennium's
operating  losses  (see  Note  4).  If  and  when  NYFIX   Millennium   achieves
profitability,  24% of its profits will be  allocated  to the other  partners in accordance with the contractual agreement among the parties.

        Prior to July 1,  2003,  the  Company's  18%  ownership  in  Renaissance
Trading  Technologies,  LLC  ("Renaissance")  was accounted for under the equity method, since the Company had the ability to exercise significant influence over the operating and financial policies of Renaissance. Effective July 1, 2003, the
Company  acquired the  remaining 82% of  Renaissance,  which the Company did not already own. Since that date, the Company  consolidated the financial statements of Renaissance (see Note 4).

        Prior to March  29,  2004,  the  Company's  40%  ownership  interest  in
EuroLink Network,  Inc.  ("EuroLink") was accounted for under the equity method.
Effective  March 29, 2004,  the Company  acquired the remaining 60% of EuroLink, which the Company did not already own. As of that date, the Company consolidated
EuroLink (see Note 4).

USE OF ESTIMATES

        The preparation of consolidated  financial statements in conformity with accounting  principles  generally  accepted  in the  United  States  of  America

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

requires  management to make estimates and assumptions  that affect the reported amounts of assets and  liabilities,  the  disclosure  of  contingent  assets and liabilities  at the  dates  of the  consolidated  financial  statements  and the reported  amounts of revenue and  expense  during the  reporting  periods in the consolidated  financial statements and accompanying notes. The estimates include the  collectibility  of accounts  receivable,  the useful  lives of tangible and intangible  assets,  the  recoverability  of  goodwill  and the  realization  of deferred  tax assets,  among  others.  Estimates  and  assumptions  are reviewed periodically  and the effects of revisions  are  reflected  in the  consolidated financial  statements in the period they are determined to be necessary.  Actual results could differ materially from those estimates.

REVENUE RECOGNITION

        The  Company  recognizes  revenue  in  accordance  with  Securities  and
Exchange Commission ("SEC")  Staff Accounting  Bulletin ("SAB") No. 101, REVENUE
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

        The  Company's  revenue is  comprised  of  subscription,  sale,  service contract, and transaction revenue, described as follows:

        Subscription  revenue  contracts are for providing the Company's systems and use of its NYFIX  Network,  with an initial term of  generally  one to three years with automatic  annual renewal  periods unless the Company  receives prior written notice of cancellation.  Additional services,  provided under schedules, or addendums to the contracts, are either co-terminus with the original contract or have  provisions  similar to the  original  contract.  Under the terms of the subscription  contracts and addendums,  customers are typically  invoiced a flat periodic charge after initial  installation and acceptance.  The revenue related to these  contracts  is  recognized  over the  initial  term of the  contract or addendum,  on a  straight-line  basis.  The  Company  also  includes  within its subscription  revenue  telecommunication  and other  charges,  which the Company provides  to the  customer  at  cost  plus a  normal  profit.  Such  revenue  is recognized  as the  services  are  provided.  As the  Company  has no history of
significant   cancellations,   the  Company   does  not  record  a  reserve  for
cancellations.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        Capital  sale  revenue,  which is  primarily  comprised  of software and capital  equipment sales and  professional  service fees, is recognized when the software and  equipment  have been shipped and accepted by the customer and when other contractual obligations,  including installation if applicable,  have been satisfied  and  collection of the  resulting  receivable is reasonably  assured.
Capital sale revenue  pertaining  to software  sales is recognized in accordance with SOP 97-2,  described  above.  As the Company has no history of  significant sales  returns or  allowances,  the Company  does not record a reserve for sales returns and allowances.

        Service contract  revenue,  which is comprised of maintenance  contracts for  subscription  equipment and software and capital  equipment,  is recognized over the  contract  period  on a  straight-line  basis.  Service  contracts  for subscription equipment are generally co-terminus with the subscription contract.
Service contracts for software and capital equipment, typically characterized as a percentage of the original  capital sale amount,  are generally for an initial term of one year with  automatic  renewal  periods  unless the Company  receives prior notice of cancellation.

        Transaction revenue primarily consists of per-share  commissions charged to  customers  who send and  receive  a match  and  execution  in the  Company's
Alternative  Trading System  ("ATS") and customers to whom the Company  provides execution and smart order routing  technology and gateways to access markets in:
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

        Revenue on  contracts  that is invoiced in advance of the service  being performed is deferred and  recognized  as revenue in the period earned and until earned it is included in  "deferred  revenue" in the  accompanying  consolidated balance  sheets.  Shipping,  handling  and  installation  charges,  if any,  are generally  invoiced to a customer and are included in revenue upon completion of the installation.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        In accordance with Statement of Financial  Accounting Standards ("SFAS")
No. 13,  ACCOUNTING  FOR LEASES  ("SFAS No.  13"),  rent expense on an operating lease is charged to operations on a straight-line  basis over the lease term. In accordance with FASB Technical  Bulletin ("FTB") 85-3,  ACCOUNTING FOR OPERATING
LEASES WITH SCHEDULED RENT  INCREASES,  rent free periods in an operating  lease are included in the straight-line rent expense calculation and such reduction in rent payments is recorded as a deferred  liability.  Pursuant to SFAS No. 13 and
FTB 88-1,  ISSUES  RELATING  TO  ACCOUNTING  FOR  LEASES  ("FTB  88-1"),  tenant allowances  are  incentives  that are  recorded  as a  deferred  liability.  The deferred  liability is amortized as a credit to rent expense on a  straight-line basis over the lease term.

        Research and  development  costs are  expensed as incurred.  These costs consist  primarily of salaries and related costs for  technical and  programming personnel.  Research and development expense was $1.0 million, $1.4 million, and
$1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company expenses advertising costs as incurred.  Advertising expense was $1.0 million,  $0.8 million,  and $1.0 million for the years ended  December
31, 2004, 2003 and 2002, respectively.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

        The  Company  considers  all highly  liquid  investments  with  original
maturities  of  three  months  or  less  to  be  cash  equivalents.   Short-term
investments  consist of treasury bills and auction rate  certificates.  The cost basis of  short-term  investments  was $4.5 million and $3.4 million at December
31, 2004 and 2003,  respectively.  Such  investments are stated at fair value as determined  by the most  recently  traded price of each  security at the balance
sheet  date.   The   Company's   short-term   investments   are   classified  as
available-for-sale  securities  under the provisions of the FASB's  Statement of
Financial  Accounting  Standards No. 115,  ACCOUNTING FOR CERTAIN INVESTMENTS IN
DEBT AND EQUITY SECURITIES.

        Management determines the appropriate  classification of its investments in debt and equity  securities  at the time of  purchase  and  reevaluates  such determinations  at each balance sheet date.  Available-for-sale  securities  are carried at fair value, with the unrealized gains or losses, net of tax, reported
as  other   comprehensive   income  (loss)  and  as  a  separate   component  of
stockholders'   equity.  Sales  of  securities  are  recorded  by  the  specific identification  method.  There were no unrealized gains or losses as of December
31, 2004 and 2003.

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

         In the fourth quarter of 2003, a discussion  intensified around trading rules and other issues at the NYSE.  NYSE  management  changes and proposed rule changes at the exchange caused the Company's management to become concerned with certain  customer  groups,  including  independent  "$2  brokers,"  and  certain individual  customers whose economic  viability could become  challenged if such proposed rules were adopted.  To increase the Company's  immediate cash position and to reduce the  Company's  exposure to these  customers  going  forward,  the
Company initiated an aggressive program to accelerate the collection of past due accounts  receivable  through,  among other things, the issuance of discounts to

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

certain customers.  Principally as a result of this program, the Company reduced its accounts  receivable,  net from $18.4 million at September 30, 2003 to $10.4 million at December  31,  2003 and  recorded an  incremental  provision  of $2.2 million for these discounts and other  allowances which is included in "selling, general  and  administrative"  expense  in the  accompanying  2003  consolidated statement of  operations.  The allowance for doubtful  accounts was $2.1 million and $1.8 million at December 31, 2004 and 2003, respectively.  The provision for doubtful accounts was $0.8 million,  $2.8 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

BUSINESS CONCENTRATIONS AND CREDIT RISK

        The   Company's   revenue  is  derived  from  the   financial   services
marketplace, primarily the brokerage community. For the years ended December 31,
2004, 2003 and 2002, no single customer  accounted for more than 10% of revenue.
As of December 31, 2004 and 2003, no single customer accounted for more than 10%
of accounts receivable.

INVENTORY

        Inventory  was $0.9  million and $0.8  million at December  31, 2004 and
2003,  respectively,  and is  included in "prepaid  expenses  and other  current assets" in the accompanying consolidated balance sheets.

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost less accumulated  depreciation.
Included  in  equipment  are certain  costs  related to the  development  of the
Company's  NYFIX  Network  to  support  its   subscription   and  service  based
businesses.  Pursuant to SFAS No. 13 and FTB 88-1,  leasehold  improvements  are capitalized  and tenant  allowances  are  recorded as a deferred  liability  and amortized  as a credit to rent expense on a  straight-line  basis over the lease term. Depreciation of property and equipment is provided using the straight-line method over the assets'  estimated  useful  lives.  Leasehold  improvements  are amortized  over the shorter of the assets'  economic lives or the lease term. In situations where the Company determines that the useful life of long-lived asset should be revised,  the Company  depreciates the net book value in excess of the estimated residual value over its revised remaining useful life.

ACQUISITIONS AND GOODWILL

        The consolidated  financial statements include the results of operations of the acquired  businesses from the date of their respective  acquisition.  Net assets of acquired  businesses  were recorded at their fair value at the date of acquisition.  Goodwill represents  acquisition costs in excess of the fair value of net assets  acquired and  liabilities  assumed.  The Company adopted SFAS No.
142,  GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142") effective January 1,
2002.  The  provisions  of SFAS No. 142 require  that the Company  allocate  its goodwill to its various  reporting units,  determine the carrying value of those reporting  units,  and estimate the fair value of the reporting  units so that a goodwill impairment test can be performed. The Company's reporting units are the same as its reportable  segments identified in Note 16. In the first step of the goodwill  impairment  test, the fair value of each reporting unit is compared to its carrying value.  If the fair value exceeds the carrying  value,  goodwill is not deemed to be impaired and no further  testing is performed.  If the carrying value  exceeds the fair value,  the second step must be  performed,  whereby the implied fair value of the  reporting  unit's  goodwill  must be  determined  and compared to the carrying  value of the goodwill for the  reporting  unit. If the carrying value of a reporting  unit's  goodwill  exceeds its implied fair value, then an impairment  loss equal to the difference is recorded.  In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, the Company's annual  impairment  testing date, using the discounted cash flow valuation method,  is the beginning of the fiscal fourth quarter,  which is
October  1. In  accordance  with SFAS No.  142,  goodwill  would be  tested  for

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

impairment  on an interim  basis if events or changes in  circumstances  suggest that  goodwill  might be impaired.  There was no  impairment of goodwill for the years ended December 31, 2004, 2003 and 2002.

PRODUCT ENHANCEMENT COSTS

        Costs incurred in the research,  design and  development of software for sale to others as a separate  product or  embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter,  product enhancement costs, consisting primarily of payroll and related costs,  purchased  materials and services and software to be used within the Company's products that significantly  enhance the marketability or  significantly  extend the life of the products are capitalized and amortized to cost of revenue on a straight-line basis over three years, beginning when the products  are  offered  for sale or the  enhancements  are  integrated  into the products.  Product  enhancement  costs are long-lived assets and are included in
"other assets" on the accompanying  consolidated  balance sheets.  Management is required to use professional judgment in determining whether product enhancement costs meet the criteria for immediate expense or  capitalization,  in accordance with SFAS No. 86,  ACCOUNTING  FOR THE COSTS OF  COMPUTER  SOFTWARE  TO BE SOLD,
LEASED, OR OTHERWISE MARKETED.

LONG-LIVED ASSETS

        The Company reviews the carrying value of long-lived  assets,  including property and  equipment,  intangible  assets,  investments  and other  long-term amounts due from  unconsolidated  affiliates and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable.  If such an event or circumstances  occurs, the related estimated fair value of the assets would be compared to the carrying amount,  and if needed,  the Company  would record an  impairment  charge to the extent by which the carrying  amount exceeds the fair value of the asset.  There was no impairment of long-lived assets recorded for the years ended December 31,
2004, 2003 and 2002.

DEFERRED FINANCING COSTS

        The costs  related to the issuance of the  convertible  note on December
30, 2004 of $0.3 million have been  capitalized  and will be amortized  over the term of the note.

INCOME TAXES

        The Company  accounts for income taxes in accordance  with SFAS No. 109,
ACCOUNTING  FOR INCOME TAXES ("SFAS No. 109"),  which  requires  recognition  of deferred tax assets and liabilities for the expected future tax  consequences of events that have been included in the consolidated  financial  statements or tax returns  using  presently  enacted  income tax rates.  To the extent the Company believes  there will not be  sufficient  future  taxable  income to utilize  its deferred  tax assets  prior to their  expiration,  the  Company  would  record a valuation allowance against the unrealizable amount, and record a charge against operating results.  Where there are cumulative operating losses in recent years,
SFAS No. 109 requires,  except in very limited  circumstances,  that a valuation allowance be established. The Company did not have operating income in the years ended December 31, 2004, 2003 or 2002. The Company previously estimated that its deferred tax assets,  consisting  primarily of net operating  loss and other tax credit carryforwards, would be realized and no valuation allowance was required, based on revenue and operating expense assumptions.  During the third quarter of
2004, the Company's  general and  administrative  expenses related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002  ("Sarbanes-Oxley") and legal expenses  increased more than  forecasted and the Company expects these costs to

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

remain at this higher  level in the near term.  These cost  increases,  together with revenues from its Transaction Services segment being impacted by much lower than expected  volumes in the equity markets,  particularly  during the month of
September,  were the primary  reasons the Company  reduced its  forecast for the near-term.  Accordingly,  the Company  established a valuation  allowance on the deferred tax assets of $25.6 million as of December 31, 2004.  Until the Company can achieve  and  sustain an  appropriate  level of  profitability,  it plans to maintain a valuation allowance on its deferred tax assets. See Note 11.

FINANCIAL INSTRUMENTS

        The  carrying  value for all  current  assets  and  current  liabilities approximates fair value because of their short-term  nature.  The carrying value of the $7.5 million  convertible note  approximates  fair value as its terms are based upon the actual,  private  market  transaction  occurring  on December 30,
2004.

FOREIGN CURRENCY TRANSLATION

        For most of the Company's foreign operations, primarily its London-based subsidiary, NYFIX International,  Ltd. ("NYFIX International"),  which commenced operations in 2004, local currencies are considered the functional currency. The translation  adjustments were recorded in "accumulated other comprehensive loss"
in  the  accompanying  consolidated  balance  sheets.  The  U.S.  dollar  is the functional  currency  for our  London  operation  that is a branch of a Delaware
Corporation  conducting its business in both U.S.  dollars and pounds  sterling.
The monetary assets and liabilities of our foreign  operations are translated at year-end exchange rates while non-monetary assets and liabilities are translated at  historical  rates.  Revenue and expense are  translated  at average rates in effect during the year,  except for  depreciation  and cost of sales,  which are translated at historical rates. Local currency transactions of the London branch of the Delaware Corporation are remeasured into U.S. dollars, with the resulting exchange adjustments  included in income.  Aggregate foreign currency gains from remeasurement were $280,000,  $398,000 and $430,000 for the years ended December
31, 2004, 2003 and 2002,  respectively,  and were included in "selling,  general and  administrative  expense" in the  accompanying  consolidated  statements  of operations.

COMPREHENSIVE INCOME (LOSS)

        The Company reflects other comprehensive  income (loss),  which consists of unrealized gains and losses on  available-for-sale  securities and unrealized
foreign  currency   translation   adjustments,   as  a  separate   component  of
stockholders'  equity  as  required  by SFAS No.  130,  REPORTING  COMPREHENSIVE
INCOME.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based  compensation under the recognition and measurement  provisions of the Accounting  Principles  Board Opinion ("APB") No.
25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related interpretations and has elected  the  disclosure-only  alternative  under SFAS No. 123,  ACCOUNTING  FOR
STOCK-BASED  COMPENSATION ("SFAS No. 123").  Stock-based compensation expense of
$0.2  million,  $0.7 million and $2.5 million was included in operating  results for the years ended  December 31,  2004,  2003 and 2002,  respectively,  for the intrinsic  value of certain  stock options where the fair value of the Company's common stock on the measurement  date was in excess of the exercise  price.  The following table  illustrates the effect on net loss and loss per common share if the Company had applied the fair value  recognition  provisions of SFAS No. 123, as  required  by  SFAS  No.  148,  ACCOUNTING  FOR  STOCK-BASED  COMPENSATION  -
TRANSITION  AND  DISCLOSURE,  to  stock-based  compensation  for the years ended
December 31, 2004, 2003 and 2002 (also see Note 15):

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                            2004           2003             2002
                                                        -------------    ------------     ---------
                                                                        (AS RESTATED - SEE NOTE 2)
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss, as reported                                   $   (32,702)     $    (4,915)     $ (7,007)
Add: Stock-based compensation expense included in               247              517         1,897
   reported net loss, net of tax
Deduct: Stock-based compensation expense determined          (3,181)          (4,239)       (9,822)
   under the fair value method, net of tax
                                                        -----------      -----------      --------
Pro forma net loss                                      $   (35,636)     $    (8,637)     $(14,932)
                                                        ===========      ===========      ========

Basic and diluted loss per common share:
   As reported                                          $     (1.02)     $     (0.16)     $  (0.23)
                                                        ===========      ===========      ========
   Pro forma                                            $     (1.11)     $     (0.27)     $  (0.50)
                                                        ===========      ===========      ========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123(R),  SHARE-BASED PAYMENTS
("SFAS  No.  123  (R)").  SFAS No.  123(R)  is a  revision  of SFAS No.  123 and supersedes  APB No. 25 and its  related  implementation  guidance.  SFAS  123(R)
establishes  standards for the  accounting for  transactions  in which an entity exchanges its equity for goods or services.  It also addressed  transactions  in which an entity  incurs  liabilities  in exchange for goods or services that are based  on the fair  value  of the  entity's  equity  instruments  or that may be settled by the issuance of those equity  instruments.  SFAS No.  123(R)  focuses primarily on accounting for  transactions  in which an entity  obtains  employee services in share-based payment transactions. SFAS No. 123(R) allows entities to apply a  modified  retrospective  application  to periods  before  the  required effective  date.  SFAS No. 123(R) is effective  for public  entities that do not file as small business issuers as of the beginning of the first annual reporting period that begins  after June 15,  2005,  or in the  Company's  case January 1,
2006. The Company is evaluating the impact of SFAS No. 123(R),  which could have a material impact on its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY
ASSETS ("SFAS No. 153").  SFAS No. 153 addresses the measurement of exchanges of nonmonetary  assets.  SFAS No. 153  eliminates the exception from the fair value measurement  for  nonmonetary  exchanges of similar  product assets in paragraph
21(b) of APB  Opinion  No. 29,  ACCOUNTING  FOR  NONMONETARY  TRANSACTIONS,  and
replaces  it  with an  exception  for  exchanges  that  do not  have  commercial substance.  SFAS No. 153 specifies  that a nonmonetary  exchange has  commercial substance  if the  future  cash  flows of the  entity  are  expected  to  change significantly  as a result  of the  exchange.  SFAS  No.  153 is  effective  for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15,
2005.  The Company has not  completed its analysis of the impact of SFAS No. 153 on the  Company,  but as the  Company  has  not  been  involved  in  significant nonmonetary  exchanges in the past,  it does not expect that the  provisions  of
SFAS  No.  153  will  have  a  material  impact  on its  consolidated  financial statements.

        In November 2004, the FASB issued SFAS No. 151,  INVENTORY  COSTS ("SFAS
No. 151").  SFAS No. 151 amends  Accounting  Research  Bulleting  ("ARB") No. 43
INVENTORY  PRICING to clarify that abnormal  amounts of idle  facility  expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period  charges.  SFAS No. 151 also  requires  that  allocation of fixed production  overheads to the cost of conversion be based on the normal  capacity of the  production  facilities.  SFAS No. 151 is effective for  inventory  costs incurred  during fiscal years beginning after June 15, 2005. The Company has not completed  its analysis of the impact of SFAS No. 151, but as inventory is not a material component of its consolidated  financial  statements,  the Company does not expect that the  provisions  of SFAS No. 151 will have a material  impact on its consolidated financial statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

2.      RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

        Subsequent to the issuance of the consolidated  financial  statements as of and  for  the  year  ended  December  31,  2003,  management  of the  Company
determined   that  it  incorrectly   accounted  for  a)   compensation   expense
attributable  to  stock  options  granted;  and  b)  deferred  income  taxes  in connection with certain  acquisitions.  As a result, the consolidated  financial statements as of December 31, 2003 and for the years ended December 31, 2003 and
2002 have been restated from the amounts previously reported.

        The Company  accounted for  compensation  expense  attributable to stock options  granted  to  certain  employees  and  directors  between  1993 and 2003 incorrectly as the intrinsic value of these stock options was calculated as of a date other than the  measurement  date.  Correcting this error had the effect of increasing  the net loss by $0.5  million  and $2.0  million for the years ended
December 31, 2003 and 2002, respectively.

        The Company  accounted  for  deferred  income taxes in  connection  with certain acquisitions incorrectly, whereby the Company did not correctly identify and  account  for the  allocation  of the  deferred  tax assets and  liabilities acquired.

        In   addition,   the  Company   reclassified   its  equity  in  loss  of
unconsolidated  affiliates  of $0.8 million and $0.6 million for the years ended
December 31, 2003 and 2002, respectively,  from "other income (expense), net" to
"equity in loss of unconsolidated affiliates".

        The  net  effect  of the  adjustments  made  to  restate  the  Company's previously  issued  consolidated  financial  statements,  with  respect  to  the accounting  described above, was for the Company to increase its total assets by
$4.6 million,  and increase its total  liabilities and  stockholders'  equity by
$4.6 million as of December 31, 2003.

        The increase in total assets includes:

          a)   an increase in goodwill of $4.9 million  representing  the offset of the amount of additional  deferred tax liabilities  related to certain acquisitions; and partially offset by

          b)   a  decrease  in  deferred  tax  assets,   net,  of  $0.3  million
               representing   the   aforementioned   additional   deferred   tax
               liabilities  of $4.9  million  related to  certain  acquisitions, which was substantially offset by incremental deferred tax assets of $4.6 million  attributable to the compensation expense related to stock options granted.

        The increase in total liabilities and stockholders'  equity includes an increase in:

          a)   accrued expenses of $0.6 million  representing  payroll taxes and interest expense due as a result of certain  non-qualified  stock options which were previously exercised;

          b)   additional  paid-in  capital  of $16.3  million  representing  an aggregate  compensation  expense  attributable  to stock  options granted of $16.4 million, which was partially offset by exercises and cancellations of stock options of $0.1 million; and

          c)   accumulated   deficit   of   $12.3   million   representing   the
               aforementioned  aggregate  compensation  expense  attributable to stock options granted, including the aforementioned payroll taxes and interest, of $17.0 million, net of income tax benefit of $4.7 million.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

          The  following  tables  summarize  the  significant   effects  of  the
restatement on the Company's consolidated statements of operations for the years ended  December  31,  2003  and 2002 and the  consolidated  balance  sheet as of
December 31, 2003.

                                                         YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------
                                                      2003                       2002
                                          --------------------------   -------------------------
                                                                           AS
                                          AS PREVIOUSLY                PREVIOUSLY
                                            REPORTED     AS RESTATED    REPORTED     AS RESTATED
                                           ---------     -----------    --------     -----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Consolidated statements of operations data:
  Cost of revenue:
   Subscription                             $ 20,403      $ 20,419      $ 16,105      $ 16,106
   Capital sale                                3,066         3,068         2,958         2,958
   Service contract                            2,859         2,897         2,298         2,412
   Transaction                                 8,273         8,283         6,945         6,946
                                            --------      --------      --------      --------
      Total cost of revenue                   34,601        34,667        28,306        28,422
                                            --------      --------      --------      --------
   Operating expense:
    Selling, general and administrative       35,763        36,394        29,884        32,240
    Research and development                   1,353         1,367         1,386         1,488
    Equity in loss of unconsolidated            --             832         1,340         2,010
    affiliates
    Depreciation and amortization              2,649         2,649         3,274         3,274
                                            --------      --------      --------      --------
     Total operating expense                  39,765        41,242        35,884        39,012
                                            --------      --------      --------      --------
    Loss from operations                      (8,457)      (10,000)       (8,378)      (11,622)
   Interest expense                             (125)         (157)         (262)         (294)
   Other income (expense), net                  (758)           74          (621)           (9)
                                            --------      --------      --------      --------
    Loss before income tax benefit            (8,743)       (9,486)       (8,633)      (11,297)
   Income tax benefit                         (4,370)       (4,571)       (3,588)       (4,290)
                                            --------      --------      --------      --------
    Net loss                                $ (4,373)     $ (4,915)     $ (5,045)     $ (7,007)
                                            ========      ========      ========      ========

   Basic and diluted loss per common share  $  (0.14)     $  (0.16)     $  (0.17)     $  (0.23)
                                            ========      ========      ========      ========

                                                      AS OF DECEMBER 31,
                                                            2003
                                                 ----------------------------
                                                     AS
                                                  PREVIOUSLY
                                                  REPORTED        AS RESTATED
                                                 -----------      -----------
                                                           (IN THOUSANDS)
Consolidated balance sheet data:
  Goodwill                                         $  55,966      $  60,904
  Deferred income taxes:
   Current portion                                       976            976
   Non-current portion                                16,424         16,098
      Total assets                                   152,172        156,784
  Accrued expenses                                     4,807          5,442
      Total current liabilities                       18,328         18,963
      Total liabilities                               19,600         20,235
  Additional paid-in capital                         182,863        199,141
  Accumulated deficit                                (30,770)       (43,071)
    Total stockholders' equity                       132,572        136,549
    Total liabilities and stockholders' equity       152,172        156,784

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.      PROPERTY AND EQUIPMENT

        Property and  equipment  at December 31, 2004 and 2003  consisted of the following:

                                                  DECEMBER 31,
                                              ------------------   USEFUL LIVES
                                                2004       2003       (YEARS)
                                              --------   -------   ------------
                                                 (IN THOUSANDS)
Computer software                             $ 4,871     $ 4,456     4 - 5
Leasehold improvements                          3,217       2,071     2 - 10
Furniture and equipment                         7,054       6,548     3 - 7
Subscription and data center equipment         33,240      27,993     3 - 5
                                              -------     ------
      Total property and equipment, gross      48,382      41,068
Less: Accumulated depreciation                 31,733      24,476
                                              -------     -------
      Total property and equipment, net       $16,649     $16,592
                                              =======     =======

        Assets held under capital leases,  included in the above at December 31,
2004 and 2003, consisted of the following:

                                                      DECEMBER 31,
                                                  ------------------   USEFUL LIVES
                                                    2004       2003       (YEARS)
                                                  --------   -------   ------------
                                                     (IN THOUSANDS)
Furniture and equipment                           $  114     $  115        3 - 5
Data center equipment                              4,368      2,969        3 - 5
                                                  ------     -----
      Total property and equipment held under      4,482      3,084
       capital leases, gross
Less: Accumulated depreciation                     2,678      1,877
                                                  ------     ------
      Total property and equipment held under
       capital leases, net                        $1,804     $1,207
                                                  ======     ======

        Depreciation  and  amortization  expense for property and  equipment was
$7.9  million,  $8.0 million and $7.7  million for the years ended  December 31,
2004, 2003 and 2002, respectively.  Of these amounts, $5.6 million, $5.4 million and $4.4  million  for the  years  ended  December  31,  2004,  2003  and  2002, respectively,  were included in cost of revenue. Amortization expense for assets held under capital leases included above was $0.9 million, $0.8 million and $1.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

4.      ACQUISITIONS, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

ACQUISITIONS

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million in cash. The preferred stock  automatically  converted into a 40% common stock interest on March 6, 2004.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        Effective  March 29, 2004,  the Company  acquired the  remaining  60% of
EuroLink  that it did not already own for $24,000 in cash and  promissory  notes issued and  payable in the  Company's  common  stock or cash,  at the  Company's option, in the aggregate having a fair value of $0.5 million.  The fair value of the notes,  which were  payable on April 28,  2005,  was  included  in  "current
portion  of  long-term  debt  and  other   liabilities"   in  the   accompanying
consolidated  balance sheet as of December 31, 2004. The Company  intends to pay the  notes  using  its  common  stock.  Due to the  delay  in  issuing  its 2004 consolidated  financial  statements,  the Company was unable to issue its common stock to satisfy  this debt.  The  Company  intends  to settle  this  obligation through the issuance of common stock as soon as  practicable  subsequent  to the filing of its 2004 Annual Report on Form 10-K.

        In  connection  with  the  acquisition,   the  Company   contributed  to
EuroLink's  capital  certain  obligations  that  EuroLink  owed to the  Company, including  notes  receivable  and  advances  outstanding  as of March 29,  2004, aggregating $1.0 million.

        Since its initial investment and through March 29, 2004, the Company had recorded  its  equity  in the  losses  of  EuroLink  aggregating  $1.0  million, including $0.1 million, $0.4 million and $0.5 million for the three months ended
March 31, 2004 and the years  ended  December  31, 2003 and 2002,  respectively.
Such losses were included in "equity in loss of  unconsolidated  affiliates"  in the accompanying consolidated statements of operations. In addition, the Company had notes receivable from EuroLink at December 31, 2003 of $0.6 million, bearing an interest  rate of 6.0%.  The Company also  advanced to EuroLink  $0.2 million during the year ended December 31, 2004 to fund certain  operating  costs.  Such notes and advances  were  reflected as "notes  receivable  and other amounts due from unconsolidated affiliate" in the accompanying consolidated balance sheet at
December 31, 2003.

        EuroLink  offers the  European  securities  industry  direct  electronic access to the United  States  equity  markets from Europe.  EuroLink  offers the
Company's equity products and services to the European marketplace, primarily on a transaction fee basis. The Company's key  consideration for the acquisition of
EuroLink was the  expected  synergy to be achieved by  combining  EuroLink  with
NYFIX  International,  the Company's recently formed London-based  broker-dealer subsidiary  through which it plans to capture  electronic order flow to and from the United States and within Europe.

        The  total  purchase  price  for  100% of  EuroLink,  consisting  of the
Company's  pre-acquisition  equity  investment basis of $3.0 million,  the notes receivable and advances of $1.0 million,  the promissory  notes in the aggregate of $0.5  million  and  acquisition-related  expenses of $0.1  million,  was $4.6 million.  The excess of the purchase price over the fair value of the net assets acquired was $2.9 million and has been recorded as goodwill.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(or 32% of the total  outstanding  membership  units,  subject to  dilution)  of
Renaissance,  at the Company's  option.  In February 2003, the Company loaned an additional  $1.0 million to  Renaissance  in exchange  for a secured  promissory note.  The note bore an interest  rate of 5.5% and was due in February  2008. In addition,  the Company funded  Renaissance $2.2 million in the aggregate through
June 30,  2003 to fund  certain  operating  costs and  capital  expenditures  of
Renaissance.  The Company sublet approximately 8,000 square feet of office space to  Renaissance  at an annual cost of $0.2 million.  Prior to July 1, 2003,  the
Company's  investment in Renaissance  was accounted for under the equity method.
During the six months ended June 30, 2003 and the three  months  ended  December
31, 2002,  the Company  recorded its equity in the losses of Renaissance of $0.3
million  and  $0.1   million,   which  were  included  in  "equity  in  loss  of
unconsolidated  affiliates"  in  the  accompanying  consolidated  statements  of operations for the years ended December 31, 2003 and 2002, respectively.

        Effective  July 1, 2003,  the Company  acquired the remaining 82% of the membership units of Renaissance, which it did not already own. The Company's key considerations  for the acquisition of Renaissance  included the ability to sell its  products  into the over  the  counter  ("OTC")  market,  or by  integrating
Renaissance  features into existing NYFIX products to enable customers to have a single view and access to the OTC and Listed  Securities  marketplaces  from one workstation.

        The  Company  financed  the July  2003  Renaissance  acquisition  by (i)
exercising its option to convert the outstanding  $1.5 million  promissory note, plus accrued interest of $0.1 million,  for an additional 32% of the outstanding membership  units in  Renaissance;  and (ii) acquiring from the  unitholders the remaining 50% of the membership units in Renaissance,  for a total value of $5.7 million,  by issuing (a) 462,286  shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million;  (b) promissory notes payable,  at the Company's option, in its common stock or cash to certain unitholders of Renaissance  maturing in December
2004, having a fair value of $1.3 million;  (c) promissory notes payable, at the
Company's  option,  in its  common  stock  or cash  to  certain  unitholders  of
Renaissance  with annual maturity dates ranging between June 2004 and June 2007, having a fair  value of $1.3  million;  and (d) 59,653  shares of the  Company's common stock with selling  restrictions  to certain  unitholders of Renaissance, having a fair  value of $0.3  million  (see Note 8). The fair value of the notes was included in "current  portion of long-term debt and other  liabilities"  and
"long-term debt and other liabilities" in the accompanying  consolidated balance sheets at  December  31, 2004 and  December  31,  2003.  On April 7, 2004 and on
September 27, 2004,  pursuant to notice from certain payees after default on the promissory  notes, the Company issued,  in the aggregate,  388,616 shares of its common stock (of which 13,270 was issued from its treasury stock) as payment for
$2.0 million in  principal  amount of such notes.  On July 2, 2004,  the Company issued  51,828 shares of its common stock as the first  principal  payment under the promissory notes, valued at $0.2 million. On September 23, 2004, the Company entered into amended  promissory  notes and settlement  agreements  with certain unitholders of Renaissance (the "Amended Notes"). Pursuant to the Amended Notes,
on October 27,  2004,  the Company  issued an  additional  20,800  shares of its common stock to such  unitholders  from its treasury stock in connection  with a price protection  provision.  As a result,  the Company recorded $0.1 million of loss on the  extinguishment  of the promissory notes that were in default.  Such amount  is  included  in  "other  income  (expense),  net"  in the  accompanying consolidated statement of operations for the year ended December 31, 2004.

        In  connection  with  the  acquisition,   the  Company   contributed  to
Renaissance's  capital certain obligations that Renaissance owed to the Company, including  the  promissory  note  and  advances  aggregating  $3.2  million.  In addition, the Company acquired 60,000 shares of its common stock, valued at $0.4 million,  that it had  issued in  connection  with its  original  investment  in
Renaissance,  and which Renaissance had acquired.  The Company  classified these
60,000  shares as  "treasury  stock" in the  accompanying  consolidated  balance sheets at December 31, 2004 and 2003.

        The total purchase price, including the Company's pre-acquisition equity investment basis of $1.3 million,  was $11.8 million. The excess of the purchase price over the fair value of the net assets  acquired  was $8.2  million and has been recorded as goodwill.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

         The Company  financed the  transaction  with a combination of (i) $10.0 million in net cash; (ii) 2,784,896 shares of common stock of the Company having a fair value of $41.2  million at March 31, 2002;  and (iii)  493,699  shares of common  stock of the  Company  having a fair value of $3.5  million at March 31,
2002,  reserved for issuance upon  exercise of Javelin stock options  assumed by the Company.  The Company incurred  approximately $1.2 million in costs directly
associated   with  the   acquisition,   which  were   included  in  the  overall
consideration.  The cash portion of the purchase  price was paid with  available funds.  The excess of the purchase price of $56.1 million over the fair value of the net assets acquired was $44.3 million and had been recorded as goodwill

        Of the purchase price, $1.0 million in cash and 270,945 shares of common stock,  having a fair value of $4.0 million at March 31, 2002, was being held in escrow by an unrelated party, subject to a final working capital adjustment.  On
March 15, 2004, a representative of the former  shareholders of Javelin executed a settlement  agreement  with the Company  that,  among other  things,  paid the
Company  $1.2 million and  distributed  the  Company's  common stock held in the escrow fund to the former Javelin  shareholders.  The Company  recorded the $1.3 million of net proceeds it received from the  settlement in the first quarter of
2004 as a reduction in goodwill.

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

        In 1999,  NYFIX  Millennium  was formed by the Company and seven  global investment  banks and  brokerage  firms  consisting  of the "Initial  Partners":
Deutsche Bank US Financial Markets,  ABN Amro Securities (formerly ING Barings),
Lehman Brothers,  Morgan Stanley Dean Witter Equity  Investments Ltd.,  Alliance
Capital  Management  (formerly  Sanford C.  Bernstein & Co.),  Societe  Generale
Investment Corporation (formerly SG Cowen) and UBS Warburg. The Initial Partners collectively  invested  $14.0  million  in NYFIX  Millennium  in  exchange a 50%
ownership  interest in NYFIX  Millennium.  The Company invested $2.0 million and owned the  remaining  50%. The Company  purchased  from the Initial  Partners an option to buy an additional 30% ownership interest (for a total of 80% ownership

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

interest) in NYFIX Millennium (the  "Option")by  issuing to the Initial Partners an aggregate of 1,968,750 shares of the Company's common stock with a fair value of $34.6 million.  The Option,  which had no expiration date, was exercisable at any time,  by issuing  additional  shares of the  Company's  common stock to the
Initial Partners. The fair value of the Company's common stock issued to the New
Partners was $20.6 million in excess of the $14 million  Initial  Partners' cash equity  investment  in NYFIX  Millennium  in 1999.  The Company  allocated  $4.2 million  to the fair  value of the  Option  and  wrote off the  remaining  $16.4 million in 1999. As the Option had an indefinite life, it was not amortized.

        During 2001, NYFIX  Millennium added four "New Partners"  consisting of:
Bank of America,  Wachovia  Securities  (formerly  First Union  Securities)  and
LabMorgan  Corporation  (formerly  J.P.  Morgan & Co.  and Chase  H&Q).  The New
Partners  collectively invested $8.0 million in NYFIX Millennium in exchange for an  ownership  interest  of NYFIX  Millennium.  To  maintain  its 50%  ownership interest in NYFIX Millennium,  the Initial Partners agreed to be diluted and the
Company reduced certain of its rights to share future dividend  distributions of
NYFIX Millennium. The Company purchased from the New Partners an option, similar to the option  purchased  from the Initial  Partners,  to buy an additional  30%
ownership  interest (for a total of 80% ownership  interest) in NYFIX Millennium by issuing to the New  Partners,  an aggregate  of 376,000  shares of its common stock with a fair value of $8.4 million.  The fair value of the Company's common stock  issued to the New  Partners  was $0.4 million in excess of the $8 million
New Partners' cash equity investment in NYFIX Millennium.  The Company allocated this  $0.4  million  to the  fair  value of the  Option.  As the  Option  had an indefinite life, it was not amortized.  Hereinafter,  references to the "Option"
include the option received from both the Initial Partners and the New Partners.

        Effective  February  1,  2002,  the  Company  exercised  the  Option and increased  its ownership  interest in NYFIX  Millennium to 80% by issuing to the
Initial  Partners and New Partners an aggregate of 296,250  shares of its common stock, with a fair value of $4.5 million.  At the point of exercising the Option and  regaining  control  of the  NYFIX  Millennium  Board and as a result of the aforementioned items, the Company's aggregate purchase price of NYFIX Millennium was $9.1  million,  which  consisted  of: (i) the Option  issued by the  Initial
Partners  with a fair value of $4.2  million;  (ii) the Option issued by the New
Partners with a fair value of $0.4 million, and (iii) the Company's common stock issued to the Initial  Partners and New Partners for exercise of the Option with a fair value of $4.5 million on the date of exercise. The Company allocated $2.2 million to the fair value of intangible  assets acquired,  resulting in goodwill of $7.1 million.  The Company  determined,  in the fourth  quarter of 2003,  the existence of deferred tax liabilities of $0.2 million related to its acquisition of an 80% ownership interest in NYFIX Millennium. The Company accounted for this incremental deferred tax liability as an increase to goodwill.

        As  previously  mentioned in Note 1, the Company  absorbed 100% of NYFIX
Millennium's operating losses from the date of NYFIX Millennium's  inception. If and when NYFIX  Millennium  achieves  profitability,  24% of its profits will be allocated  to the  Initial  Partners  and New  Partners in  accordance  with the contractual agreement amongst the parties.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                         MONTH ENDED
                                          JANUARY 31,
                                             2002
                                      -------------------
                                        (IN THOUSANDS)
Revenue:
  Transaction                             $    77

Cost of Revenue:
  Transaction                                 105
                                          -------

Gross Profit:
Transaction                                   (28)

Operating Expense:
  Selling, general and administrative       1,273
  Depreciation and amortization               117
                                          -------
   Total operating expense                  1,390

Interest expense                              (38)
Interest income                                20
                                          -------
Net loss                                  $(1,436)
                                          =======

         Financial  information  reconciling  NYFIX  Millennium's  statement  of operations to the Company's equity in loss of NYFIX Millennium for the one month period ended January 31, 2002 was as follows:

                                         MONTH ENDED
                                          JANUARY 31,
                                             2002
                                        ---------------
                                        (IN THOUSANDS)
Net loss                                  $(1,436)
Elimination of inter-company interest          38
                                          -------
Equity in loss of NYFIX Millennium        $(1,398)
                                          =======

         The equity in loss of NYFIX  Millennium was included in "equity in loss of  unconsolidated  affiliates" in the  accompanying  consolidated  statement of operations for the year ended December 31, 2002.

ALLOCATION OF ASSETS ACQUIRED

        The  purchase  prices  of  the  aforementioned  acquisitions  have  been allocated  to the assets  acquired  and  liabilities  assumed  based on the fair values at the respective acquisition dates.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                              NYFIX
                                    EUROLINK   RENAISSANCE  MILLENNIUM  JAVELIN
                                   ----------  ----------- ----------- --------
Assets:                                         (IN THOUSANDS)
  Current assets                   $   309     $   129     $ 7,600     $ 5,598
  Property and equipment               114       1,175       4,731       1,345
  Intangible assets                    680       3,100       2,200       8,800
  Goodwill                           2,865       8,240       7,106      44,274
  Deferred tax assets                  573        --          --         3,931
  Other assets                         107        --            74         288
                                   -------     -------     -------     -------
    Total assets acquired            4,648      12,644      21,711      64,236
                                   -------     -------     -------     -------
Liabilities:
  Current liabilities                   83         706       3,904       5,244
  Deferred tax liabilities            --         1,753         200       3,600
  Subordinated loan payable to        --          --         6,000        --
    NYFIX, Inc.
  Long-term debt                      --          --          --           166
  Other long-term liabilites          --          --          --           356
                                   -------     -------     -------     -------
    Total liabilities assumed           83       2,459      10,104       9,366
                                   -------     -------     -------     -------
      Net assets acquired          $ 4,565     $10,185     $11,607     $54,870
                                   =======     =======     =======     =======

PRO FORMA EFFECT

        The table below  presents the  summarized  unaudited pro forma  combined results of operations for the years ended  December 31, 2003 and 2002,  assuming the  acquisitions of NYFIX  Millennium and Javelin had taken place on January 1,
2002 and the  acquisition  of  Renaissance  had taken place on September 9, 2002
(date of commencement  of operations),  and giving effect to the addition of the
New Partners  and the Option  exercise as of January 1, 2002 and the issuance of
NYFIX shares issued in  connection  with the  acquisition  of  Renaissance.  The unaudited pro forma  combined  results of operations for both years was prepared based upon the  historical  results of operations  of the Company,  Renaissance,
NYFIX  Millennium  and Javelin for the  respective  years,  and include  certain adjustments,  such as  additional  amortization  expense as a result of acquired intangible assets. The unaudited pro forma combined results of operations do not include  the 2004  acquisition  of  EuroLink  as its pro  forma  effect  was not significant.  The unaudited pro forma combined  results of operations  presented below have been prepared for  comparative  purposes only and do not  necessarily reflect  future  events  that may occur after the  acquisitions.  As a result of these assumptions,  estimates and uncertainties,  the accompanying unaudited pro forma  combined  results of  operations  does not purport to describe the actual results of operations that would have been achieved had the acquisitions in fact occurred on the dates  indicated,  nor does it purport to predict the  Company's future results of operations.

        The summarized  unaudited pro forma combined  results of operations were as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                YEAR ENDED DECEMBER 31,
                                              ---------------------------
                                                 2003             2002
                                              -----------      ----------
                                                     (IN THOUSANDS,
                                               EXCEPT PER SHARE AMOUNTS)
Revenue                                       $    65,919      $ 59,573
                                              ===========      ========

Net loss                                      $    (6,031)     $(11,413)
                                              ===========      ========

Loss per common share - basic and diluted     $     (0.19)     $  (0.38)
                                              ===========      ========

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill  and acquired  intangible  assets at December 31, 2004 and 2003 primarily relate to the Company's 2004 acquisition of EuroLink, 2003 acquisition of Renaissance and 2002  acquisition of an additional 30% ownership  interest in
NYFIX Millennium and the acquisition of Javelin  described above. In the absence of  circumstances  requiring  impairment  testing on a  quarterly  or other more frequent  basis,  the Company has set October 1 as its annual  testing  date for goodwill impairment. As of October 1, 2004, 2003 and 2002, the Company performed its annual tests for  impairment on a reporting  unit basis using the discounted cash flow valuation  method.  There was no indication of impairment to the value of goodwill for the years ended December 31, 2004 and 2003.

        The Company determined,  in the fourth quarter of 2003, the existence of deferred tax liabilities  related to its acquisition of NYFIX Millennium of $0.2 million and deferred tax assets  related to the  acquisition  of Javelin of $0.4 million.  The Company  accounted for these  adjustments  in its net deferred tax asset as adjustments  to goodwill.  In addition,  the Company  recorded the $1.3 million of net  proceeds it received  from the Javelin  settlement  in the first quarter of 2004 as a reduction in goodwill.

        The changes in the carrying amount of goodwill by reportable segment for the years ended December 31, 2004 and 2003 were as follows:

                                                TECHNOLOGY    TRANSACTION
                                                 SERVICES      SERVICES        TOTAL
                                                            (IN THOUSANDS)
Balance as of January 1, 2003                    $ 45,921      $  6,940     $ 52,861
Goodwill acquired or (adjusted) during year:
   NYFIX Millennium (adjustment)                     --             200          200
   Javelin (adjustment)                              (397)         --           (397)
   Renaissance                                      8,240          --          8,240
                                                 --------      --------     --------
Balance as of December 31, 2003                    53,764         7,140       60,904
Goodwill acquired or (adjusted) during year:
   EuroLink                                          --           2,865        2,865
   Javelin (adjustment)                            (1,250)         --         (1,250)
                                                 --------      --------     --------
Balance as of December 31, 2004                  $ 52,514      $ 10,005     $ 62,519
                                                 ========      ========     ========

        Acquired  intangible  assets  consisted of the following at December 31,
2004 and 2003:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------  USEFUL LIVES
                                            2004       2003       (YEARS)
                                         --------    --------   -------------
                                           (IN THOUSANDS)
Existing technology                      $10,600     $10,600       5 -  7
Customer related intangibles               3,380       2,700         5
Trademarks and other                         800         800       6 - 14
                                         -------     ------
      Total intangible assets, gross      14,780      14,100
Less: Accumulated amortization             6,434       3,865
                                         -------     ------
      Total intangible assets, net       $ 8,346     $10,235
                                         =======     =======

        Amortization  expense of acquired  intangible  assets was $2.6  million,
$2.3  million and $1.6 million for the years ended  December 31, 2004,  2003 and
2002,  respectively, and was  included in "cost of revenue" in the  accompanying statements of operations.

        Based on identified intangible assets recorded at December 31, 2004, the future  amortization  expense  for the  next  five  years is  expected  to be as follows:

                                                                AMOUNT
YEAR ENDING DECEMBER 31,                                   (IN THOUSANDS)
------------------------
2005                                                          $ 2,595
2006                                                            2,595
2007                                                            1,471
2008                                                              631
2009                                                              575
Thereafter                                                        479
                                                             --------
Future amortization expense                                  $ 8,346
                                                             ========

5.      BROKER-DEALER OPERATIONS

BROKER-DEALER NET CAPITAL REQUIREMENTS

        The SEC, the NASD and the FSA, as well as other regulatory  agencies and securities  exchanges within and outside the United States, have stringent rules with respect to the  maintenance of specific  levels of net capital by regulated broker-dealers.  These rules include the NASD's and the FSA's net capital rules, to which the Company's  broker-dealer  subsidiaries are subject.  The failure by one of these  subsidiaries  to  maintain  its  required  net capital may lead to suspension or revocation of its  registration  by the SEC and its  suspension or expulsion  by the  NASD,  the FSA  and  other  United  States  or  international regulatory bodies, and ultimately could require its liquidation.  In addition, a change in the net capital  rules,  the  imposition of new rules or any unusually large  charge  against  the net  capital of one of the  Company's  broker-dealer subsidiaries could limit that subsidiary's  operations,  particularly those that are  capital  intensive.  A large  charge  to the net  capital  of one of  these subsidiaries  could  result  from an  error or other  operational  failure  or a failure of a customer  to  complete  one or more  transactions,  including  as a result of that  customer's  insolvency  or other  credit  difficulties,  and the
Company  cannot assure that it would be able to furnish the affected  subsidiary with the  requisite  additional  capital to offset that charge.  The net capital rules could also  restrict the  Company's  ability to withdraw  capital from its broker-dealer subsidiaries,  which could limit the Company's ability to pay cash dividends,  repay  debt  or  repurchase  shares  of  its  outstanding  stock.  A significant  operating  loss or any unusually  large charge  against net capital could adversely affect the Company's financial condition,  results of operations or cash flows.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        NYFIX  Clearing   Corporation  ("NYFIX  Clearing"),   NYFIX  Transaction
Services Inc., and NYFIX Millennium, as registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. NYFIX  International,  as a broker-dealer  registered with the FSA in the United Kingdom, is also subject to minimum net capital  requirements.  In 2003, the Company funded $10.8 million to
NYFIX  Clearing  to  enable  it to  maintain  its  minimum  excess  net  capital requirement  of $10.0  million as a condition of its approval by the  Depository
Trust and  Clearing  Corporation  ("DTCC").  In 2004,  the  Company  provided an
aggregate   additional   capital  of  $1.3   million  in  the  form  of  capital
contributions  and  subordinated  loans to  enable  its  US-based  broker-dealer
subsidiaries  to  individually  and   collectively   exceed  their  net  capital
requirements,  and another $1.3 million to NYFIX  International in the form of a capital  contribution  as a condition of NYFIX  International's  approval by the
FSA.  At  December  31,  2004,  the  Company's  broker-dealer  subsidiaries  had aggregate net capital of $12.7  million,  which  exceeded the aggregate  minimum and, in the case of NYNEX Clearing,  its excess minimum net capital  required by
$1.7 million. The Company's  broker-dealer  subsidiaries may need the Company to fund or commit more of its consolidated  cash,  cash-equivalents  and short-term investments  in the future to  maintain  their  individual  minimum  and minimum
excess  net  capital  requirements.   If  any  or  all  of  these  broker-dealer
subsidiaries  were to fall below  their  minimum or minimum  excess net  capital requirements, their operations may be restricted.

SECURITIES BORROWED AND SECURITIES LOANED

        In  the  normal  course  of its  brokerage  clearing  operations,  NYFIX
Clearing  settles  customer  securities  transactions.  This activity may expose
NYFIX  Clearing  to  off-balance  sheet risk  arising  from the  potential  that customers or counterparties may fail to satisfy their obligations.  In the event customers and counterparties  fail to satisfy their obligations,  NYFIX Clearing may be required to purchase or sell financial instruments, at unfavorable market prices,  to satisfy  those  obligations.  NYFIX  Clearing  mitigates the risk of customer  non-performance  by  requiring  introducing  brokers to maintain  cash deposits. NYFIX Clearing believes that the settlement of these transactions will not have a material effect on NYFIX Clearing's statement of financial condition.

        Liabilities  to brokers and dealers  related to  unsettled  transactions
(i.e.,  securities  failed-to-receive) are recorded at the amounts for which the securities  were acquired and are paid upon receipt of the securities from other brokers or  dealers.  In the case of aged  securities  failed-to-receive,  NYFIX
Clearing may, under industry regulations,  purchase the underlying securities in the market and seek reimbursement for any losses from the counterparty.

        NYFIX Clearing's customer financing and securities settlement activities require  NYFIX  Clearing  to pledge  customer  securities  in support of secured financing sources such as securities  loaned. In the event that the counterparty is unable to meet its  contractual  obligation  to  return  customer  securities pledged as  collateral,  NYFIX  Clearing may be exposed to the risk of acquiring the  securities  at  prevailing  market  prices  in  order to  satisfy  customer obligations. NYFIX Clearing controls this risk by monitoring the market value of securities  pledged on a daily basis and  requiring  adjustments  of  collateral levels in the event of excess  market  exposure.  Additionally,  NYFIX  Clearing establishes credit limits for such activities and monitors compliance on a daily basis.  At December 31, 2004,  the market value of customer  securities  pledged under these secured financing transactions approximated the amounts due.

        NYFIX  Clearing may at times,  because of  processing  errors,  maintain equity  securities on both a long and short basis. Both long and short positions may result in losses or gains to NYFIX  Clearing as market  value of  securities fluctuate.  Long  and  short  positions  are  marked  to  market  daily  and are continuously  monitored  by NYFIX  Clearing  with the  intent to  liquidate  the positions.  NYFIX  Clearing is engaged in various  trading  activities  in which counterparties primarily include broker-dealers.  In the event counterparties do not fulfill their obligations, NYFIX Clearing may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty. It is NYFIX
Clearing's  policy  to  review,  as  necessary,  the  credit  standing  of  each

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

counterparty.   NYFIX  Clearing  does  not  anticipate   nonperformance  by  the
counterparties in the above situations.

        NYFIX  Clearing  earns  interest  revenue  from the cash  collateral  it provides to the lender of securities  and pays  interest on the cash  collateral received  from the  borrower of the  securities.  Net  revenue  related to these securities loan transactions, which commenced in December 2003, was $0.1 million and nil for the years ended  December 31, 2004 and 2003,  respectively,  and was included in "transaction revenue" in the accompanying  consolidated statement of operations.  "Securities borrowed" and "securities loaned" are recorded based on the  amounts  of  cash  collateral  advanced  or  received  in the  accompanying consolidated balance sheets.

        Securities  borrowed consisted of the following at December 31, 2004 and
2003:

                                                 DECEMBER 31,
                                            -----------------------
                                               2004       2003
                                            ---------    ---------
                                                (IN THOUSANDS)
Stock receivable (matched and reserved)     $136,187     $  1,466
Other                                          2,269          479
                                            --------     --------
      Total securities borrowed             $138,456     $  1,945
                                            ========     ========

        Securities  loaned  consisted of the  following at December 31, 2004 and
2003:

                                       DECEMBER 31,
                                 ----------------------
                                    2004        2003
                                 --------     ---------
                                     (IN THOUSANDS)
Stock payable                    $136,229     $  1,385
Other                               2,146          315
                                 --------     --------
     Total securities loaned     $138,375     $  1,700
                                 ========     ========

6.      RESTRUCTURING CHARGE

        Effective  February 1, 2004,  the Company  entered  into an agreement to lease  additional  space at its New York City  offices  at 100 Wall  Street.  In connection with this agreement, the Company ceased use, in the second quarter of
2004, of one of its other offices on Wall Street,  consolidated  its  operations into the new space and eliminated 14 staff  positions.  In accordance  with SFAS
No. 146,  ACCOUNTING  FOR EXIT OR DISPOSAL  ACTIVITIES,  the Company  recorded a charge to operations of $2.5 million as of June 30, 2004.  This charge  included the fair  value of the  remaining  rent  payments  (net of  estimated  sub-lease income), severance and write-offs of property and equipment.

        The  Company  included  the  restructuring   charge  liabilities  within
"current  portion of long-term debt and other  liabilities"  and "long-term debt and  other  liabilities"  in the  accompanying  consolidated  balance  sheet  at
December  31, 2004,  and  classified  the  operating  expense as  "restructuring charge" in the  accompanying  consolidated  statement of operations for the year ended December 31, 2004. The  restructuring  charge  established by the Company, and activities related thereto, are summarized as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                    BALANCE AT                            NON-CASH    BALANCE AT
                                    JANUARY 1,                  CASH      USES AND    DECEMBER 31,
                                     2004          CHARGES      USES       OTHER       2004
                                 -------------    ----------  ---------   -------     -----------
                                                       (in thousands)
Lease costs, net of              $        --       $2,097     $ (501)     $  144      $1,740
  estimated sublease income
Property and equipment                    --          319       --          (319)       --
  write-offs
Severance                                 --          111        (96)        (15)       --
                                 -------------     ------     ------      ------      ------
                      Total      $        --       $2,527     $ (597)     $ (190)      1,740
                                 =============     ======     ======      ======
                                 Less: current portion                                   524
                                                                                      ------
                                 Long-term portion                                    $1,216
                                                                                      ======

7.      OTHER BALANCE SHEET INFORMATION

        Prepaid  expenses and other current assets  consisted of the following at December 31, 2004 and 2003:

                                                              DECEMBER 31,
                                                          --------------------
                                                            2004       2003
                                                          -------    -------
                                                             (IN THOUSANDS)
Income taxes receivable                                   $1,338     $1,350
Prepaid expenses                                           1,010      1,246
Inventory                                                    895        806
Other                                                        698        527
                                                          ------     ------
      Total prepaid expenses and other current assets     $3,941     $3,929
                                                          ======     ======

        Other  assets,  net  consisted of the following at December 31, 2004 and
2003:

                                            DECEMBER 31,
                                      ---------------------
                                        2004        2003
                                      --------    --------
                                          (IN THOUSANDS)
Product enhancement costs, gross      $23,107     $16,625
Less: Accumulated amortization         13,932      10,046
                                      -------     -------
   Product enhancement costs, net       9,175       6,579
Other, net                              1,729         799
                                      -------     -------
      Total other assets, net         $10,904     $ 7,378
                                      =======     =======

        Amortization  expense  of  deferred  product  enhancement  costs of $3.9 million,  $2.7 million and $2.4  million for the years ended  December 31, 2004,
2003  and  2002,  respectively,  was  included  in  "cost  of  revenue"  on  the accompanying  consolidated  statements of  operations.  Amortization  expense of other  assets of $74,000,  $13,000 and $4,000 for the years ended  December  31,
2004,  2003  and  2002,   respectively,   was  included  in  "depreciation   and
amortization expense" on the accompanying consolidated statements of operations.

        Accrued  expenses  consisted  of the  following at December 31, 2004 and
2003:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                      DECEMBER 31,
                                   ------------------
                                    2004       2003
                                   --------   ------
                                     (IN THOUSANDS)
Taxes, other than income taxes     $2,858     $2,360
Payroll and payroll related         1,883      1,260
Commissions                           810        643
Other                               2,028      1,179
                                   ------     ------
      Total accrued expenses       $7,579     $5,442
                                   ======     ======

8.      DEBT AND CAPITAL LEASE OBLIGATIONS

CONVERTIBLE DEBT

        On December 30, 2004, the Company issued a $7.5 million Convertible Note with an interest rate of 5% due in December 2009 (the "Note")  through a private placement  to a lender.  The  interest  is payable in cash or, at the  Company's option as  described  below,  by the  issuance  of shares of its  common  stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June
30, 2005.

        The Note is subordinated to all existing and future secured indebtedness of the  Company.  The lender has  certain  rights  which  require the Company to register the common stock issuable upon conversion of the Note or for payment of interest,  under the  Securities  Act of 1933,  as  amended.  Such  registration statement is to be effective by September 30, 2005 and if it is not, the Company
will be  required  to pay  additional  interest,  in cash,  for each  month  the effectiveness  is delayed.  The additional  interest  varies by month and has an aggregate cap of $500,000 for the duration of the Note.

        The entire  outstanding  principal  amount of the Note together with all accrued  but unpaid  interest is due in cash on December  30,  2009;  and except under certain  conditions,  the Company has no right of early  prepayment on the
Note.

        At the option of the lender,  the Note is convertible into the Company's common stock at $6.94 per common share, which was a 20% premium over the average of the Company's  common stock closing price for the five trading days preceding
December 30, 2004. At the option of the Company,  the Note is  convertible  into its common stock  according to a formula based on the market price of that stock during the term of the Note which  requires among other things for the Company's common stock to exceed  $10.41 per common  share,  which is 150% of the price at which the lender can convert the Note. If the Company converts the Note prior to
December  30,  2007,  the Company is required  to pay an  additional  make-whole interest  payment  in  either  cash  or the  Company's  stock  at the  Company's discretion.  The Company  determined that the conversion feature and a change in control provision of the Note are embedded derivatives that require bifurcation, in accordance  with SFAS No. 133,  ACCOUNTING  FOR  DERIVATIVE  INSTRUMENTS  AND
HEDGING  ACTIVITIES.   However,  the  Company  determined  that  these  embedded
derivatives  were  not  significant  and  therefore  did  not  require  separate accounting treatment at December 31, 2004.

        If the  Company  issues its common  stock in lieu of cash to convert the
Note or to make  interest  payments,  or any  portion  thereof,  the  Company is required to have an effective  registration statement covering the public resale of such shares and pay a 5% premium  based on an average of the closing price of its common stock for the previous ten trading days.

        As a result of the restatement of the Company's financial statements for the year  ended  December  31,  2003,  the  Company  was in  breach  of  certain representations  and  warranties  relating to those  financial  statements  that constituted  an event of  default  under the Note.  On June 24 2005,  the lender

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

waived  all  defaults  under the Note and  extended  the  requirement  to have a registration statement be effective for the shares of the Company's common stock that may be issued as payment of principal  or interest  under the Note to March
31,  2006.  In  exchange,  the  Company  agreed to reduce the price at which the lender  can  convert  the Note into its common  stock  from $6.94 per share,  as described above, to $5.75 per share, which was a 16% premium over the average of the Company's  common stock  closing price for the five trading days  preceeding
June 24, 2005.  Accordingly,  the Company's  option to convert the Note into its common  stock is based on the market  price of its stock  during the term of the
Note which requires,  among other things, the common stock to exceed 150% of the price (or $8.63 per  common  share on a revised  basis) at which the  lender can convert the Note.

        In addition,  at the option of the lender,  the Company may issue to the lender up to an additional $2.5 million note under terms  substantially  similar to those of the Note.  In March  2005,  the lender  requested,  and the  Company agreed to extend the termination date of the option to issue the additional $2.5 million  note from March 30,  2005 to until ten days after the date the  Company files its 2004 Annual Report on Form 10-K.

OTHER DEBT

        The  Company  borrowed  $1.1  million  in August  2004 from a  financial
institution   with  which  it  has  an   investment   portfolio.   The  loan  is
collateralized  by the  investment  portfolio,  which  principally  consists  of auction rate  certificates.  The loan is payable at any time,  at the  Company's discretion,  and  accrues  interest  at a rate of LIBOR plus 1.5%.  The  average interest  rate for the period from August 2004 through  December  2004 was 3.5%.
The outstanding amount due was $0.4 million at December 31, 2004.

        In  connection  with  the  acquisition  of  the  remaining  82%  of  the membership units of Renaissance, the Company issued promissory notes with a face value of $3 million.  The notes,  which have been  discounted  at 5.5%,  to $2.7 million,  are  payable at the  Company's  option in its common  stock or cash to certain  unitholders of Renaissance  with various maturity dates ranging between
June 2004 and June 2007. In April 2004,  pursuant to notice from certain  payees after  default on the notes,  the Company  issued  375,346  shares of its common stock in payment of $2.0 million of such notes. In July 2004, the Company issued
51,828  shares of its  common  stock as the first  principal  payment  under the promissory notes, valued at $0.2 million. In September 2004, the Company entered into amended promissory notes and settlement agreements with certain unitholders of  Renaissance  (the  "Amended  Notes").  Pursuant  to the  Amended  Notes,  in
September 2004 and October 2004, the Company issued an additional  13,270 shares and 20,800  shares of its common  stock to such  unitholders  from its  treasury stock.

        In connection with the acquisition of the remaining 60% of EuroLink, the
Company issued  promissory  notes with a face value of $0.5 million.  The notes, which have been discounted at 5.5%, were payable at the Company`s  option in its common  stock or cash on April 28,  2005.  The Company  intends to pay the notes using its  common  stock.  Due to the  delay in  issuing  its 2004  consolidated financial  statements,  the  Company  was  unable to issue its  common  stock to satisfy this debt.  The Company  intends to settle this  obligation  through the issuance of common stock as soon as practicable  subsequent to the filing of its
2004 Annual Report on Form 10-K.

        Annual  maturities on long-term  debt,  including  convertible  debt and other debt, outstanding at December 31, 2004 were as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                            AMOUNT
                                                        --------------
YEAR ENDING DECEMBER 31,                                (IN THOUSANDS)
------------------------
2005                                                      $ 1,102
2006                                                          218
2007                                                          218
2008                                                            -
2009                                                        7,500
                                                          -------
     Total                                                $ 9,038
                                                          =======

CAPITAL LEASE OBLIGATIONS

        At December 31, 2004,  the Company was  committed  under  capital  lease obligations  with  interest  rates  ranging from 4.24% to 15.30% for  maturities ranging  from  February 7, 2005 to November  1, 2007.  At December  31, 2004 and
2003,  capital lease  obligations  were $1.4 million and $0.7 million,  of which
$0.5  million and $0.6  million was  classified  as a current  liability  in the accompanying consolidated balance sheets.

        Certain  leases  require  payment  of  property  taxes,   insurance  and
maintenance  costs in addition to the rent  payments.  Contingent and escalation rent in excess of minimum rent payments was insignificant.  Future minimum lease payments,  net of sub-lease rental income of $2.5 million,  under non-cancelable capital and operating  leases with lease terms in excess of one year at December
31, 2004 were as follows:

                                                   CAPITAL          OPERATING
                                                 -----------    ----------------
YEAR ENDING DECEMBER 31,                              (in thousands)
------------------------
2005                                             $    585            $  4,875
2006                                                  449               3,735
2007                                                  515               3,493
2008                                                   -                3,383
2009                                                   -                1,828
Thereafter                                             -                9,022
                                                ------------        ---------
      Total minimum payments                       1,549             $ 26,336
                                                                     ========
Less: amount representing interest                  143
                                               ------------
     Present value of minimum capital
        lease payments                          $ 1,406
                                                ===========

        Rent  expense was $4.8  million,  $6.2  million and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

9.      COMMITMENTS AND CONTINGENCIES

PURCHASE OBLIGATIONS

        The   Company   has   minimum   purchase    obligations   with   certain
telecommunication providers due to expire at various dates in 2005 through 2009.
Under such  arrangements,  the Company  has agreed to minimum  monthly or annual purchase  volumes in exchange for pricing  discounts from the  telecommunication providers.  There  have been no  instances  of the  Company  failing to meet its minimum obligations.

        The  Company  also  has  certain  maintenance   agreement  and  purchase
obligations  on data  center  software  due to expire  in 2006 that the  Company committed to when it purchased the software  licenses.  Under such arrangements, the Company is invoiced quarterly by the software provider.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        The Company also has a licensing arrangement with a third-party software developer  due to  expire  in 2007,  with  automatic  one year  renewals  unless terminated  by either party with prior  written  notice,  whereby the Company is committed to a minimum licensing fee of $50,000 per month.

        Annual  minimum  purchase  obligations  at  December  31,  2004  were as follows:

                                                            AMOUNT
                                                        -------------
YEAR ENDING DECEMBER 31,                                (IN THOUSANDS)
------------------------
   2005                                                   $ 4,734
   2006                                                     3,532
   2007                                                     1,327
   2008                                                       364
   2009                                                       146
                                                         --------
     Total                                                $10,103
                                                         ========

LITIGATION

        On May 13, 2004, an action entitled FULLER & THALER ASSET  MANAGEMENT V.
NYFIX,  INC.,  ET AL.  was filed in the  United  States  District  Court for the
District of Connecticut.  The complaint named the Company, its Chairman and CEO, its former CFO, its current CFO and certain of its directors as defendants.  The complaint was filed as a purported class action claim on behalf of all buyers of the  Company's  stock  between  March 30,  2000 and March 30,  2004 and seeks an unspecified  amount of damages.  The  complaint  alleged  violations of Sections
10(b) and 20(a) of the Securities  Exchange Act of 1934 ("Exchange Act"),  based on the  issuance  of a  series  of  allegedly  false  and  misleading  financial statements  and press  releases  concerning,  among other things,  the Company's investment in NYFIX  Millennium.  On July 20, 2004,  the court  appointed  three different  plaintiffs  to be the lead  plaintiffs,  as  Fuller  &  Thaler  Asset
Management withdrew as the named plaintiff. The action became styled JOHNSON, ET
AL. V. NYFIX,  INC., ET AL. On August 19, 2004, the newly named plaintiffs filed a first  amended  class  action  complaint,  which  added,  among other  things, allegations  of violations of Sections 11 and 15 of the  Securities Act of 1933,
as amended.  The new allegations are based fundamentally on the same allegations that the plaintiffs  asserted in the original  complaint.  The  defendants  have filed a motion to dismiss  the amended  complaint  with  prejudice.  The Company believes that this amended complaint,  like the original  complaint,  is without merit.  Although it is not  possible  to forecast  the outcome of this matter at this time, the Company intends to vigorously defend against the complaint.

        During the course of normal  business,  the Company becomes  involved in various routine legal proceedings. The Company believes that it is not presently a party to any other material  litigation the outcome of which could  reasonably be  expected to have a material  adverse  effect on its  consolidated  financial statements.

SEC MATTERS

        In connection  with the Company's  restatement  of its 1999 through 2002 consolidated  financial  statements in May 2004,  the Division of Enforcement of the SEC  informed  the  Company  by  letter  dated  July 14,  2004,  that it was conducting an informal inquiry. On January 25, 2005, the Company filed a current report on Form 8-K,  which  indicated that the matter was a formal  inquiry.  By letter dated October 28, 2004,  the Division of  Enforcement of the SEC informed the Company that it was conducting a second informal  inquiry,  which related to the Company's stock options  granted.  On February 25, 2005, the Company filed a

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

current report on Form 8-K, which  indicated that the Company  believed that the matter  was a formal  inquiry.  The  Company  is  cooperating  with the SEC with respect to both matters.  The Company is unable to predict the outcome of either matter at this time and can give no  assurances  that the  outcome  of either or both matters will not have a material impact on the Company.

10.     EQUITY

COMMON STOCK

        As  described  in Note 4, on July 2, 2004,  the  Company  issued  51,828 shares of its common stock to certain  unitholders  of  Renaissance as the first principal payment under the promissory notes,  valued at $0.2 million.  On April
7, 2004,  pursuant to notice from certain payees after default on the promissory notes, the Company issued 375,346 shares of its common stock as payment for $2.0 million in principal amount of such notes.

        In  connection  with the  acquisitions  mentioned in Note 4, the Company issued i) an aggregate of 296,250 shares of common stock to the NYFIX Millennium
Initial  Partners and New Partners in February  2002,  with a fair value of $4.5 million,  ii) an  aggregate  of  2,784,896  shares  of common  stock to  Javelin stockholders  in  March  2002,  with a fair  value  of  $41.2  million;  iii) an aggregate of 300,000  shares of common stock to the  Renaissance  unitholders in
October  2002,  with a fair value of $1.1  million,  iv) an aggregate of 462,286 shares of common  stock  into an  irrevocable  trust for the  benefit of certain unitholders of Renaissance in July 2003, with a fair value of $2.7 million;  and
v)  an  aggregate  of  59,653  shares  of  common  stock  with  certain  selling restrictions  to certain  unitholders of  Renaissance in July 2003,  with a fair value of $0.3 million.

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

TREASURY STOCK

        As described in Note 4, pursuant to the Amended Notes,  on September 27,
2004 and October 27, 2004,  the Company  issued 13,270 shares and 20,800 shares, respectively, of its common stock from its treasury stock to certain unitholders of Renaissance.

        On July 1, 2003, in connection with its acquisition of Renaissance,  the
Company  acquired  60,000  shares  of its  common  stock  that it had  issued to
Renaissance   unitholders  in  connection   with  its  original   investment  in
Renaissance,  and which  Renaissance  had  subsequently  acquired.  The  Company recorded the receipt of the treasury  stock at the then current  market value of
$0.4 million.

11.     INCOME TAXES

        The tax effects of temporary  differences that give rise to the deferred tax assets and deferred tax  liabilities  consisted of the following at December
31, 2004 and 2003:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                        DECEMBER 31,
                                                                 -----------------------
                                                                   2004          2003
                                                                 --------      ---------
Deferred tax assets:                                                   (IN THOUSANDS)
  Bad debt expense                                               $    985      $    858
  Deferred revenue                                                    913           896
  Intangible asset amortization                                       416          --
  Compensation expense attributable to stock options granted        2,376         2,346
  Restructuring charge                                                733          --
  Capitalized product enhancement costs                             1,416           985
  Net operating loss carryforwards                                 14,398         9,413
  Basis in NYFIX Millennium                                         3,703         2,878
  Equity investment in Eurolink                                      --             373
  Research and development tax credits                              1,768         1,596
  Other                                                               475           586
                                                                 --------      --------
    Total deferred tax assets                                      27,183        19,931
                                                                 --------      --------
Deferred tax liabilities:
  Depreciation and amortization                                       952           777
  Intangible asset amortization                                      --             931
  Basis difference in goodwill related to Renaissance               1,753         1,133
  Other                                                               340            16
                                                                 --------      --------
    Total deferred tax liabilities                                  3,045         2,857
                                                                 --------      --------
    Total deferred tax assets, gross                               24,138        17,074
Valuation allowance                                               (25,555)         --
                                                                 --------      --------
    Total deferred tax (liabilities) assets, net                 $ (1,417)     $ 17,074
                                                                 ========      ========

        At December 31, 2004, the Company had net operating  loss  carryforwards of $31.0 million, which may be used to offset future taxable income, if any. The
Company's Federal net operating loss carryforwards expire between 2020 and 2024.
A portion of the  Company's  Federal  net  operating  loss  carryforwards  ($4.1 million)  associated  with the  Javelin  acquisition  is  subject  to an  annual limitation  of $2.2 million,  as defined in Section 382 of the Internal  Revenue
Code.  At  December  31,  2004,   the  Company  had  state  net  operating  loss
carryforwards of $5.0 million expiring at various dates. As described in Note 1, the Company  established a valuation  allowance of $25.6 million on its deferred tax assets at December  31,  2004 in  accordance  with SFAS No.  109.  Until the
Company can achieve and sustain an appropriate level of profitability,  it plans to maintain a valuation allowance on its deferred tax assets. The total deferred tax  liabilities  as of December 31, 2004 were included in  "long-term  debt and other liabilities" in the accompanying consolidated balance sheet.

        The  exercise  of  non-qualified  stock  options  and the  disqualifying dispositions  of incentive  stock options under the Company's stock option plans give rise to  compensation  which is  includable  in the  taxable  income of the recipients  and  deductible  by the Company  for  Federal  and state  income tax purposes.  The tax benefit  recognized  from the  utilization of such deductions increased  additional  paid-in  capital by $45,000 and $0.2  million  during the years ended December 31, 2004 and 2003, respectively.

        Compensation expense attributable to non-qualified stock options granted gives rise to a temporary  difference  and is not  deductible by the Company for
Federal and state income tax purposes  until stock options are  exercised.  When stock  options are  canceled  prior to being  exercised,  the  Company  does not receive any tax benefit and records the  reduction  of the deferred tax asset as an offset to  "additional  paid-in  capital"  on the  accompanying  consolidated balance sheets.  Such reductions in deferred tax assets related to cancellations were $0.1 million and $0.2 million  during the years ended December 31, 2004 and
2003, respectively.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        The reconciliation between the Federal statutory income tax rate and the
Company's  effective  income tax (benefit) rate for the years ended December 31,
2004, 2003 and 2002 was as follows:

                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                 2004      2003      2002
                                               --------   -------  --------

Statutory Federal tax (benefit) rate             (35)%     (35)%     (35)%
State and local taxes, net of federal effect      (6)%      (6)%      (4)%
Research and development tax credits              (1)%      (6)%      (8)%
Equity loss in NYFIX Millennium                  --        --          6%
Valuation allowance                              188%     --        --
Other                                             (6)%      (1)%       3%
                                               -----     -----    ------
      Effective tax (benefit) rate               140%     (48)%     (38)%
                                               =====     =====    ======

        The Company  received  no income tax benefit  from its equity in loss of
NYFIX  Millennium of $1.4 million for the year ending December 31, 2002 as these losses were  allocated  to the Initial  Partners and the New Partners for income tax purposes.

        Research  and  development  tax credits of $0.2 million and $0.6 million for the  years  ended  December  31,  2004 and  2003  related  primarily  to the estimated tax effect of research and development  expenses  incurred in 2004 and
2003, respectively. Research and development tax credits of $0.9 million for the year ended  December 31, 2002 related  primarily to the  estimated tax effect of research and development expenses incurred in 1999 through 2002.

        Loss before income taxes for the years ended December 31, 2004, 2003 and
2002 was as follows:

                                              YEAR ENDED DECEMBER 31,
                                      --------------------------------------
                                        2004         2003          2002
                                      ---------  --------------   ----------
                                                 (IN THOUSANDS)
Domestic                              $(13,419)     $ (9,282)     $ (9,578)
Foreign                                   (220)         (204)       (1,719)
                                      --------      --------      --------
      Total                           $(13,639)     $ (9,486)     $(11,297)
                                      ========      ========      ========

        Significant  components  of the income tax  provision  (benefit) for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------
                                                    2004        2003             2002
                                                  --------  ---------------   ---------
                                                            (IN THOUSANDS)

Current Federal                                   $   --        $   (364)     $ (1,422)
                                                  --------      --------      --------
Deferred:
   Federal                                          (3,649)       (3,150)       (2,128)
   State and foreign                                (2,888)       (1,057)         (740)
   Valuation allowance                              25,600          --            --
                                                  --------      --------      --------
      Total deferred                                19,063        (4,207)       (2,868)
                                                  --------      --------      --------
         Total income tax provision (benefit)     $ 19,063      $ (4,571)     $ (4,290)
                                                  ========      ========      ========

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

12.     LOSS PER SHARE

        The Company's  basic loss per common share ("EPS") was calculated  based on the net loss available to common stockholders and the weighted-average number of shares  outstanding during the reporting period.  Stock options  representing
810,552,  881,681  and  926,815  shares  were  excluded  from the loss per share calculations for the years ended December 31, 2004, 2003 and 2002, respectively, as their effect was anti-dilutive.

                                                     YEAR ENDED DECEMBER 31,
                                             ----------------------------------------
                                                  2004         2003           2002
                                             -------------  -----------     ---------
                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net loss                                      $  (32,702)    $   (4,915)    $ (7,007)
                                              ==========     ==========     ========
Loss per common share - basic and diluted     $    (1.02)    $    (0.16)    $  (0.23)
                                              ==========     ==========     ========
Weighted average shares outstanding               32,214         31,462       30,126
                                              ==========     ==========     ========

13.     RELATED PARTY TRANSACTIONS

        The Initial  Partners and the New Partners of NYFIX Millennium (see Note
4) are or have been customers of the Company.

        At December 31, 2003, the Company had a note receivable of $70,000, plus accrued interest,  from a former officer of the Company,  in connection with his exercise of options for the Company's common stock, with an annual interest rate of 5.5%,  and a maturity date of May 13, 2004.  Such note was included in "notes receivable issued for common stock" within  stockholders' equity at December 31,
2003 on the accompanying  consolidated  balance sheet. In addition,  at December
31, 2003, the Company had a note receivable of $300,000,  plus accrued  interest from the same  former  officer,  with an  annual  interest  rate of 5.5%,  and a maturity  date of July 2, 2004.  Such note was included in "prepaid  expense and other  current  assets" at December  31, 2003 on the  accompanying  consolidated balance sheet.

        On July 27, 2004, the Company  received  notes from the former  officer, noted  above,  for $76,000 and $318,000 to replace the notes that matured on May
13, 2004 and July 2, 2004, respectively. Both new notes mature on July 27, 2006, accrue interest annually at 4.0%, may be prepaid at any time without penalty and are collateralized by assets in a brokerage account of the former officer, which primarily consist of shares of the Company's stock.  Subsequent to July 27, 2004 and through  December 31, 2004,  repayments  were made in the amounts of $10,000 and $33,000, respectively.  Such notes were included in "notes receivable issued for common stock" within stockholders' equity and "other assets,"  respectively, at December  31,  2004 on the  accompanying  consolidated  balance  sheet.  In a separate  transaction,  the former  officer  received an unsecured  loan from an individual  who was a director of the Company until  October 2004.  The proceeds from the loan were used to  exercise  stock  options to purchase  the  Company's common stock,  which is included in the  collateral,  and to repay  principal of
$23,000 due on the new notes.

        On July 10,  2002,  the  Company  received  a note  from the then  Chief
Operating  Officer of a subsidiary for $71,000.  Such note bore interest at 5.5%
per annum and was  scheduled  to mature on July 10,  2004.  The note was paid in full on May 27, 2004.

14.     EMPLOYEE BENEFIT PLANS

        The  Company  sponsors  a 401(k)  retirement  plan (the  "401(k)  Plan")
covering  substantially  all of its United States employees who meet eligibility requirements. The 401(k) Plan permits participants to contribute a percentage of their  annual  compensation,  as  defined,  not to exceed the  Federal  limit of
$13,000 in 2004.  The 401(k) Plan  permits the Company to match  employees'  tax deferred contributions up to a maximum of 3% of employees' compensation provided

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the  Company  employs  the  employee  at  the  end of the  year.  The  Company's contributions under the Plan are discretionary.

        As a result of the Company's  acquisition  of Javelin on March 31, 2002, the Company  assumed  Javelin's  401(k)  retirement  plan (the  "Javelin  401(k)
Plan").  The  Javelin  401(k)  Plan  permitted   participants  to  contribute  a
percentage of their annual  compensation,  as defined, not to exceed the Federal limits.  The Javelin  401(k) Plan  required the Company to  contribute an amount equal to 3% of the employees' compensation, regardless of their participation in the plan. Remaining contributions under the Plan were discretionary.  On July 1,
2003,  the  Javelin  401(k)  Plan was merged  into the 401(k) Plan with the same provisions as the 401(k) Plan.

        The Company also maintains  various benefit plans for its  international employees. The Company may make discretionary contributions to these plans.

        The aggregate cost of contributions  made by the Company to all employee benefit plans were $0.8 million, $0.6 million and $0.6 million in 2004, 2003 and
2002, respectively.

15.     STOCK OPTION PLANS

2001 STOCK OPTION PLAN

        On March 13, 2001,  the  Company's  Board of Directors  adopted the 2001
Stock Option Plan (the "2001 Plan") for which a total of 2,000,000 shares of the
Company's  common  stock  have been  reserved  for  issuance.  The 2001 Plan was approved at the Company's  Annual Meeting of Stockholders  held on June 4, 2001.
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
The 2001 Plan was  effective  on May 1, 2001 and expires on April 30,  2011.  At
December 31, 2004,  stock options to purchase  3,164,833 shares of the Company's common stock were outstanding.

JAVELIN STOCK OPTION PLAN

        As a result of the Company's  acquisition  of Javelin on March 31, 2002, the Company assumed the  outstanding  stock options of Javelin that were granted pursuant to the Javelin 1999 Stock Option Plan (the "Javelin Plan"). The Javelin
Plan authorized grants of stock options of Javelin. At the acquisition date, the
Javelin options where converted into the Company's  options at a conversion rate of 0.51 to one. The options  granted under the Javelin Plan were fully vested at the time of the Company's acquisition of Javelin pursuant to a change of control clause  within the  Javelin  Plan.  A total of 511,167  shares of the  Company's common  stock were  reserved  for  issuance.  Pursuant to the Javelin  Plan,  as amended,  the Company may grant stock options and stock  purchase  rights to the
Company's employees, officers, directors and consultants. The maximum term of an incentive stock option grant under the Javelin Plan is limited to ten years. The exercise price of incentive stock options granted under the Javelin Plan must be at least equal to the fair market  value of the  Company's  stock at the date of grant, as defined. The Javelin Plan was effective on July 1, 1999 and expires on
June 30, 2009. At December 31, 2004, stock options to purchase 277,862 shares of the Company's common stock were outstanding.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

1991 STOCK OPTION PLAN

        On March 30, 1999,  the Company's  Board of Directors  adopted the first amendment to the Amended and Restated  1991  Incentive  and  Nonqualified  Stock
Option Plan (the "1991 Plan").  Under the 1991 Plan,  as amended,  the number of options  reserved for issuance was increased from 3,375,000  shares to 5,625,000 shares of common stock.  This  amendment  was approved at the  Company's  Annual
Meeting of  Stockholders  held on June 7, 1999. On March 29, 2000,  the Board of
Directors  adopted the second  amendment to the 1991 Plan. Under this amendment, the number of options  reserved for issuance was increased from 5,625,000 shares to  6,625,000  shares  of common  stock.  This  amendment  was  approved  at the
Company's Annual Meeting of Stockholders  held on June 5, 2000.  Options granted generally became  exercisable over a three-year period and expired in ten years.
The 1991 Plan expired on June 23, 2001. All available options were granted under the 1991 Plan, as amended,  and no further  grants will be made. At December 31,
2004,  stock options to purchase  2,140,585 shares of the Company's common stock were outstanding.

        The  summary of the  activity  under  stock  option  plans for the years ending December 31, 2004, 2003, and 2002, was as follows:

                                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------------------------------------------
                                            2004                       2003                      2002
                                    ------------------------   ------------------------   ----------------------
                                                    WEIGHTED                   WEIGHTED                   WEIGHTED
                                                    AVERAGE                    AVERAGE                    AVERAGE
                                                    EXERCISE                   EXERCISE                   EXERCISE
                                     SHARES          PRICE      SHARES          PRICE      SHARES          PRICE
                                    ---------      ---------   ---------      ---------   ---------     ----------
Outstanding at beginning            5,627,917      $   10.65   5,810,982      $   10.67   4,452,819      $   13.84
   of the year
Granted                               648,200           6.46     610,501           5.27   1,906,850           4.96
Assumed in the acquisition               --          --             --          --          493,699           7.80
   of Javelin
Exercised                            (103,211)          3.83    (279,978)          2.99    (169,612)          2.81
Cancelled                            (589,626)         10.66    (513,588)          8.70    (872,774)         14.27
                                     ------                    ----------                  -------
Outstanding at end
   of the year                      5,583,280      $   10.28   5,627,917      $   10.65   5,810,982      $   10.67
                                    =========                  ==========                 ========

Exercisable at end of the year      4,248,713      $   11.48   4,192,077      $   11.64   2,932,929      $   11.69
                                    =========                  ==========                 ========

Weighted average fair value                        $    4.19                  $    4.11                  $    4.70
   of options granted

Weighted average fair value                                                                              $   12.28
   of options assumed in
   the acquision of Javelin

        The  following  table   summarizes   information   about  stock  options
outstanding and exercisable at December 31, 2004:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                       OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                           ------------------------------------------       ----------------------------
                                               Weighted
                                               Average       Weighted                          Weighted
                                               Remaining     Average                           Average
   Range of Exercise                             Life        Exercise                          Exercise
        Prices               Shares             (Years)       Price            Shares           Price
---------------------      ----------        ----------    ----------       -------------     ---------

$ 1.14 - $ 4.00            1,744,833               5.5      $  3.31           1,535,927        $   3.23
$ 4.01 - $ 8.00            1,301,071               8.2         5.99             382,710            5.94
$ 8.01 - $12.00              357,958               7.1         9.02             258,658            9.23
$12.01 - $16.00            1,310,925               6.3        13.04           1,210,925           13.06
$16.01 - $20.00               95,542               5.0        18.37              95,542           18.37
$20.01 - $24.00              369,151               5.6        22.45             361,151           22.45
$24.01 - $28.00               82,600               5.1        25.68              82,600           25.68
$28.01 - $32.00               63,500               5.9        30.06              63,500           30.06
$32.01 - $36.00              130,500               5.6        35.17             130,500           35.17
$36.01 - $44.00              127,200               5.5        38.11             127,200           38.11
                           ---------                                          ---------
                           5,583,280               6.4       $10.28           4,248,713        $  11.48
                           =========                                          ==========

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions:

                                                   YEAR ENDED DECEMBER 31,
                                                 --------------------------
                                                  2004     2003      2002
                                                 ------   ------   --------

Average risk-free interest rate                   3.4%     3.0%      3.8%
Average expected life in years                    5.7      6.0       6.5
Expected volatility                                76%      78%       79%
Expected dividend yield                             0%       0%        0%

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

        The Company's  Transaction  Services  segment is comprised of six of its subsidiaries.  Three are NASD registered  broker-dealers;  one is an introducing broker for derivatives and was granted its broker-dealer  license in 2002 by the
National Futures Association ("NFA"); one was incorporated in the United Kingdom on March 29, 2004 and registered as a  broker-dealer  with the FSA in connection with the Company's  expansion into Europe and other international  markets;  and
EuroLink, which we acquired the remaining 60% we did not own effective March 29,
2004 and which  represented  the Company's  initial  transaction  efforts in the
European markets. Currently, the customers of the NASD registered broker-dealers consist primarily of United States securities  brokerage firms and United States buy-side  institutions,  including  banks,  mutual funds and other  professional money managers.  The Company's  Transaction Services segment primarily generates revenues from the application of commissions charged on executed trades.

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

        Summarized financial information by business segment for the years ended
December 31, 2004, 2003 and 2002 was as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                      2004           2003          2002
                                                   ----------   --------------  --------
Revenue:                                                       (IN THOUSANDS)
  Technology Services                                $ 60,439      $ 54,156      $ 48,365
  Transaction Services                                 17,424        14,343         7,597
  Eliminations                                         (2,728)       (2,590)         (150)
                                                     --------      --------      --------
    Total revenue                                    $ 75,135      $ 65,909      $ 55,812
                                                     ========      ========      ========

Gross Profit:
  Technology Services                                $ 29,228      $ 27,841      $ 27,105
  Transaction Services                                  4,577         3,401           285
                                                     --------      --------      --------
    Total gross profit                               $ 33,805      $ 31,242      $ 27,390
                                                     ========      ========      ========

Depreciation and amortization:
  Technology Services                                $ 12,359      $ 10,691      $  9,900
  Transaction Services                                  1,776         1,813         1,586
  Corporate                                               265           490           175
                                                     --------      --------      --------
    Total depreciation and amortization              $ 14,400      $ 12,994      $ 11,661
                                                     ========      ========      ========

Capital expenditures for property and equipment:
  Technology Services                                $  6,295      $  4,959      $  3,671
  Transaction Services                                     17            25           586
  Corporate                                               349           306           309
                                                     --------      --------      --------
    Total capital expenditures                       $  6,661      $  5,290      $  4,566
                                                     ========      ========      ========

                                                            AS OF DECEMBER 31,
                                                     ----------------------------
                                                        2004             2003
                                                     ----------       ----------
Identifiable assets:                                       (IN THOUSANDS)
 Technology Services                                 $ 97,989         $ 94,449
 Transaction Services                                 154,289           13,059
 Corporate                                             28,813           49,276
                                                     --------         --------
  Total indentifiable assets                         $281,091         $156,784
                                                     ========         ========

        Identifiable assets by segment include assets directly identifiable with those segments. Corporate assets consist primarily of cash and cash equivalents, short-term  investments,  deferred tax assets and investments in  unconsolidated affiliates associated with non-operating activities.

        Reconciling  information  between business  segments and the loss before income taxes was as follows for the years ended  December 31,  2004,  2003,  and
2002:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                           2004           2003          2002
                                         ---------  ---------------  ----------
                                                    (IN THOUSANDS)
Gross profit for reportable segments     $ 33,805      $ 31,242      $ 27,390
Operating expenses                        (46,693)      (40,410)      (38,400)
Interest expense                             (794)         (157)         (294)
Investment income                             141           597           628
Other expense, net                            (98)         (758)         (621)
                                         --------      --------      --------
Loss before income taxes                 $(13,639)     $ (9,486)     $(11,297)
                                         ========      ========      ========

        Summarized  financial  information by geographic  location for the years ended December 31, 2004, 2003 and 2002 was as follows:

                                           YEAR ENDED DECEMBER 31,
                                   ----------------------------------------
                                     2004            2003           2002
                                   -------      --------------    ---------
Revenue:                                        (IN THOUSANDS)
 United States                     $65,339         $59,130        $52,020
 Foreign                             9,796           6,779          3,792
                                   -------         -------        -------
  Total revenue                    $75,135         $65,909        $55,812
                                   =======         =======        =======

                                       AS OF DECEMBER 31,
                                  ---------------------------
                                    2004             2003
                                  --------         -------
Long-lived assets:
 United States                    $90,399         $91,062
 Foreign                            3,364           2,197
                                  -------         -------
    Total long-lived assets       $93,763         $93,259
                                  =======         =======

        Revenues were attributed based upon the origin of the product shipped or service provided.

17.     VALUATION AND QUALIFYING ACCOUNTS

                                   BALANCE AT    CHARGED TO     DEDUCTIONS
                                  BEGINNING OF   COSTS AND      AND WRITE-       BALANCE
                                      YEAR        EXPENSES        OFFS         END OF YEAR
                                  ------------  -------------   ----------     -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:               (IN THOUSANDS)
  Year ended December 31, 2004     $   1,839     $     763     $     495        $2,107
                                   =========     =========     =========        ======
  Year ended December 31, 2003     $   1,207     $   2,831     $   2,199        $1,839
                                   =========     =========     =========        ======
  Year ended December 31, 2002     $     511     $   1,146     $     450        $1,207
                                   =========     =========     =========        ======

18.     SUPPLEMENTAL CASH FLOW INFORMATION

        Information  about  the cash flow  activities  related  to  acquisitions during the years ended December 31, 2004, 2003 and 2002 was as follows:

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                                                 YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                           2004        2003           2002
                                                        ---------  --------------   ---------
                                                                   (IN THOUSANDS)
Fair value of assets acquired, net of cash acquired     $ (4,493)     $(12,615)     $(76,219)
Fair value of liabilities assumed                            133           827        15,670
Promissory note converted to equity                         --           1,560          --
Fair value of capital contributed                          1,026         3,181          --
Fair value of notes issued                                   450         2,743          --
Common stock issued                                         --           2,997        49,154
Treasury stock acquired                                     --            (380)         --
Pre-acquisition investment basis                           3,014         1,590         4,600
Javelin working capital adjustment settlement              1,250          --            --
                                                        --------      --------      --------
Payments for acquisitions, net of cash acquired         $  1,380      $    (97)     $ (6,795)
                                                        ========      ========      ========

        Information  about  other cash flow  activities  during the years  ended
December 31, 2004, 2003 and 2002 was as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           2004       2003          2002
                                                         -------- --------------  --------
Supplemental disclosures of cash flow information:                (IN THOUSANDS)
  Cash paid for interest                                 $   266     $   126      $   262
  (Refunds received) cash paid for income taxes, net         128      (2,186)         937
Supplemental schedule of noncash investing and
   financing information:
 Capital lease obligations incurred for the purchase       1,472        --          1,278
   of property and equipment
 Common stock issued for investments in                     --          --          1,121
   unconsolidated affiliates
 Common stock issued for notes                              --          --             70
 Common stock and treasury stock issued for                2,342        --           --
   promissory note payments
 Unrealized loss on available-for-sale securities           --           107          142

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19. QUARTERLY FINANCIAL DATA - UNAUDITED

                                                              Three Months Ended
                    -----------------------------------------------------------------------------------------------------
                             March 31,                    June 30,                 September 30,             December 31,
                    -----------------------------------------------------------------------------------------------------
                        As                          As                           As
                    Previously       As         Previously       As         Previously         As             As
                     Reported     Restated       Reported     Restated       Reported       Restated       Reported
                    ----------    --------      ----------    --------      ----------      --------      ----------
2004

Revenue               $17,136      $ 17,136     $ 18,229      $ 18,229      $  19,490      $  19,490      $ 20,280
                      =======      ========     ========      ========      =========      =========      ========

Gross profit          $ 7,648      $  7,636     $  8,476      $  8,472      $   9,018      $   9,014      $  8,683
                      =======      ========     ========      ========      =========      =========      ========

Net loss              $(1,077)     $ (1,160)    $ (2,915)     $ (2,970)     $ (22,093)     $ (23,539)     $ (5,033)
                      =======      ========     ========      ========      =========      =========      ========

Basic and diluted
 loss per share       $ (0.03)     $  (0.04)    $  (0.09)     $  (0.09)     $   (0.68)     $   (0.73)     $  (0.16)
                      =======      ========     ========      ========      =========      =========      ========

                        As                          As                         As                             As
                    Previously       As         Previously       As        Previously          As         Previously       As
                     Reported     Restated       Reported     Restated      Reported        Restated       Reported     Restated
                    ----------    --------      ----------    --------     ----------       --------      -----------   --------
2003

Revenue               $17,283      $17,283      $ 15,696      $ 15,696      $ 16,395       $ 16,395       $ 16,535      $ 16,535
                      =======      =======      ========      ========      ========       ========       ========      ========

Gross profit          $ 9,026      $ 9,004      $  7,439      $  7,427      $  7,450       $  7,435       $  7,393      $  7,376
                      =======      =======      ========      ========      ========       ========       ========      ========

Net income (loss)     $    76      $  (156)     $ (1,057)     $ (1,182)     $ (1,057)      $ (1,151)      $ (2,335)     $ (2,426)
                      =======      =======      ========      ========      ========       ========       ========      ========

Basic and diluted
 loss per share       $  --        $ (0.01)     $  (0.03)     $  (0.04)     $  (0.03)      $  (0.04)      $  (0.07)     $  (0.08)
                      ======       =======      ========      ========      ========       ========       ========      ========

      See Note 2 for a discussion of the restatement.

      The sum of the loss per share for the four quarters of 2003 does not equal total loss per share due to changes in the average number of shares  outstanding during the respective periods.

      As described  in Note 6, the Company  recorded a  restructuring  charge of
$2.5 million  ($1.5  million  after tax, or $.05 per common share) in the second quarter of 2004, in accordance with SFAS No. 146.

      As  described  in  Notes  1 and  11,  on a  restated  basis,  the  Company established a valuation  allowance on its deferred tax asset, in accordance with
SFAS No. 109, of $22.4  million (or $0.69 per common  share)  during the quarter ended September 30, 2004.

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

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

20.     SUBSEQUENT EVENTS

NASDAQ DELISTING PROCEEDING

      On April 5, 2005,  Nasdaq notified the Company that the Company was not in compliance  with the  requirements  for  listing on The Nasdaq  National  Market because the Company had not timely  filed its 2004 Form 10-K.  At a May 12, 2005 hearing with the Nasdaq Listing  Qualifications  Panel, the Company requested an extension of time to meet Nasdaq's  listing  requirements.  In a decision  dated
June 14, 2005, the Nasdaq Listing  Qualifications  Panel determined to grant the
Company's request for continued  listing on the Nasdaq National Market,  subject to the Company's filing its 2004 Form 10-K and its Quarterly Report on Form 10-Q
for the three months ended March 31, 2005 by June 30, 2005.

      With this filing of the Company's  2004 Annual Report on Form 10-K and the
filing of its Quarterly Report on Form 10-Q for the three months ended March 31,
2005, the Company  believes that it is in compliance with the  requirements  for listing on The Nasdaq  National  Market.  The Company  will  request that Nasdaq dismiss the pending  delisting  action against it and permit its common stock to resume trading on the Nasdaq National Market under the symbol NYFX.

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

