Form 10-Q
period 2005-03-31
NYFIX INC
filed 2005-06-30
CIK 99047

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2005

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

There were  32,442,431  shares of Common Stock issued and  outstanding as of May
31, 2005.

                                   NYFIX, INC.

                                    FORM 10-Q

                      For the quarter ended March 31, 2005

                                                                                                                                                        PAGE

PART I.     FINANCIAL INFORMATION

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Balance Sheets as of March 31, 2005
               and December 31, 2004                                           3

            Condensed Consolidated Statements of Operations for the
               three months ended March 31, 2005 and 2004 (As Restated)        4

            Condensed Consolidated Statements of Cash Flows for the
               three months ended March 31, 2005 and 2004 (As Restated)        5

            Notes to Condensed Consolidated Financial Statements               6

   Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      21

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        37

   Item 4.  Controls and Procedures                                           38

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 41

   Item 6.  Exhibits and Reports on Form 8-K                                  41

   Signatures                                                                 42

                          NYFIX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2005             2004
                                                                                  ----------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $  21,711      $  22,405
   Short-term investments                                                             1,895          4,466
   Accounts receivable, less allowances of $2,042 and $2,107                         15,952         13,405
   Securities borrowed                                                               69,367        138,456
   Prepaid expenses and other current assets                                          3,965          3,941
                                                                                  ---------      ---------
      Total current assets                                                          112,890        182,673

Property and equipment, less accumulated depreciation of $33,654 and $31,733         14,873         16,649
Goodwill                                                                             62,519         62,519
Acquired intangible assets, net                                                       7,697          8,346
Other assets, net                                                                    11,565         10,904
                                                                                  ---------      ---------
      Total assets                                                                $ 209,544      $ 281,091
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                               $   8,300      $  10,639
   Accrued expenses                                                                   7,265          7,579
   Securities loaned                                                                 69,185        138,375
   Current portion of capital lease obligations                                         406            510
   Current portion of long-term debt and other liabilities                            1,637          1,731
   Deferred revenue                                                                   3,162          2,994
                                                                                  ---------      ---------
      Total current liabilities                                                      89,955        161,828
Long-term portion of capital lease obligations                                          798            896
Long-term debt and other liabilities                                                 12,199         11,625
                                                                                  ---------      ---------
      Total liabilities                                                             102,952        174,349
                                                                                  ---------      ---------

Commitments and contingencies (see Notes)

Stockholders' equity:
   Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued          --             --
   Common stock, $0.001 par value; 60,000,000 shares authorized;
     33,752,860 shares issued in 2005 and 2004                                           34             34
   Additional paid-in capital                                                       201,679        201,635
   Accumulated deficit                                                              (75,908)       (75,773)
   Treasury stock, 1,327,230 shares in 2005 and 2004, at cost                       (18,992)       (18,992)
   Notes receivable issued for common stock                                             (67)           (67)
   Accumulated other comprehensive loss                                                (154)           (95)
                                                                                  ---------      ---------
      Total stockholders' equity                                                    106,592        106,742
                                                                                  ---------      ---------
      Total liabilities and stockholders' equity                                  $ 209,544      $ 281,091
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

                          NYFIX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    2005         2004
                                                                 ---------     ---------
                                                                             (AS RESTATED -
                                                                              SEE NOTE 2)

REVENUE:
   Subscription                                                  $ 12,333      $  9,305
   Capital sale                                                     2,409         1,988
   Service contract                                                 2,978         2,480
   Transaction                                                      5,960         3,363
                                                                 --------      --------
      Total revenue                                                23,680        17,136
                                                                 --------      --------

COST OF REVENUE:
   Subscription                                                     6,402         5,683
   Capital sale                                                     1,292           817
   Service contract                                                 1,192           917
   Transaction                                                      3,278         2,083
                                                                 --------      --------
      Total cost of revenue                                        12,164         9,500
                                                                 --------      --------

GROSS PROFIT:
   Subscription                                                     5,931         3,622
   Capital sale                                                     1,117         1,171
   Service contract                                                 1,786         1,563
   Transaction                                                      2,682         1,280
                                                                 --------      --------
      Total gross profit                                           11,516         7,636
                                                                 --------      --------

OPERATING EXPENSE:
   Selling, general and administrative                             10,904         8,602
   Research and development                                            58           315
   Equity in loss of unconsolidated affiliate                        --              74
   Depreciation and amortization                                      541           541
                                                                 --------      --------
      Total operating expense                                      11,503         9,532
                                                                 --------      --------
Income (loss) from operations                                          13        (1,896)

Interest expense                                                     (190)          (82)
Investment income                                                      56            46
                                                                 --------      --------
Loss before income tax provision (benefit)                           (121)       (1,932)
Income tax provision (benefit)                                         14          (772)
                                                                 --------      --------
Net loss                                                         $   (135)     $ (1,160)
                                                                 ========      ========

Basic and diluted loss per common share                          $  (0.00)     $  (0.04)
                                                                 ========      ========
Basic and diluted weighted average common shares outstanding       32,426        31,873
                                                                 ========      ========

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

                          NYFIX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        --------------------------
                                                                           2005           2004
                                                                        ----------    ------------
                                                                                     (AS RESTATED -
                                                                                       SEE NOTE 2)

Cash flows from operating activities:
   Net loss                                                             $   (135)     $ (1,160)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                        3,748         3,451
      Compensation expense related to stock option grants                     44            93
      Deferred income taxes                                                   14           (18)
      Provision for doubtful accounts                                        125          --
      Equity in loss of unconsolidated affiliates                           --              74
      Other, net                                                              16            (8)
      Changes in assets and liabilities (net of business
        acquisition):
         Accounts receivable                                              (2,672)       (1,160)
         Prepaid expenses and other assets                                  (642)       (1,328)
         Securities borrowed                                              69,089       (23,179)
         Deferred revenue                                                    168           137
         Accounts payable, accrued expenses and other liabilities         (2,021)        1,386
         Securities loaned                                               (69,190)       23,602
                                                                        --------      --------
           Net cash (used in) provided by operating activities            (1,456)        1,890
                                                                        --------      --------
Cash flows from investing activities:
   Net sales (purchases) of short-term investments                         2,571        (2,727)
   Capital expenditures for property and equipment                          (350)       (1,418)
   Capitalization of product enhancement costs                            (1,217)       (1,833)
   Cash acquired from acquisitions                                          --           1,405
   Advances to unconsolidated affiliates                                    --            (205)
                                                                        --------      --------
           Net cash provided by (used in) investing activities             1,004        (4,778)
                                                                        --------      --------
Cash flows from financing activities:
   Proceeds from borrowings                                                   19          --
   Principal payments under capital lease obligations                       (202)         (200)
   Net proceeds from issuance of common stock                               --             103
                                                                        --------      --------
           Net cash used in financing activities                            (183)          (97)
Effect of exchange rate changes on cash                                      (59)         --
                                                                        --------      --------
Net decrease in cash and cash equivalents                                   (694)       (2,985)
Cash and cash equivalents, beginning of period                            22,405        21,006
                                                                        --------      --------
Cash and cash equivalents, end of period                                $ 21,711      $ 18,021
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

BASIS OF PRESENTATION

        The accompanying  unaudited condensed  consolidated financial statements include the accounts of NYFIX,  Inc.  and its  majority-owned  and  wholly-owned subsidiaries,  and have been prepared in accordance with  accounting  principles generally  accepted  in the  United  States of  America  for  interim  financial information  and with  the  instructions  to Form  10-Q  and  Article  10 of the
Securities and Exchange Commission's  Regulation S-X.  Accordingly,  they do not include  all of the  information  and notes  required by  accounting  principles generally  accepted  in the United  States of  America  for  complete  financial statements.  The Company  believes  that the  disclosures  contained  herein are adequate to make the  information  presented not  misleading.  The  accompanying condensed  consolidated financial statements include the accounts of the Company and  reflect  all  adjustments,  which were  comprised  of normal and  recurring accruals,  considered  necessary by management  for a fair  presentation  of the
Company's  financial  condition  and  results  of  operations.  All  significant intercompany balances and transactions have been eliminated in consolidation.

        The operating results for the three months ended March 31, 2005 and 2004 are not  necessarily  indicative  of the results to be  expected  for any future interim  period or any  future  year.  These  condensed  consolidated  financial statements should be read in conjunction with the audited consolidated financial statements and  accompanying  notes in the Company's  Annual Report on Form 10-K for the  year  ended  December  31,  2004  ("2004  Form  10-K").  The  Company's
significant  accounting  policies  are the same as those listed in Note 1 to the
Consolidated Financial Statements in Item 8 of the 2004 Form 10-K.

        The Company has an 80%  ownership  interest in NYFIX  Millennium  L.L.C.
("NYFIX Millennium"). The Company consolidates the financial statements of NYFIX
Millennium  and,  since the Company is currently  the only source of funding for
NYFIX  Millennium,  the  Company  has  recognized  100%  of  NYFIX  Millennium's operating losses. If and when NYFIX Millennium  achieves  profitability,  24% of its profits will be allocated to the minority  partners in  accordance  with the contractual agreement amongst the parties.

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

        Prior to March  29,  2004,  the  Company's  40%  ownership  interest  in
EuroLink Network,  Inc.  ("EuroLink") was accounted for under the equity method.
Effective  March 29, 2004,  the Company  acquired the  remaining 60% of EuroLink which it did not already own. As of that date, the Company consolidated EuroLink
(see Note 4).

USE OF ESTIMATES

        The  preparation  of  condensed  consolidated  financial  statements  in conformity with accounting principles generally accepted in the United States of
America  requires  management to make estimates and assumptions  that affect the reported amounts of assets and liabilities,  the disclosure of contingent assets and liabilities at the dates of the condensed  consolidated financial statements and the reported amounts of revenue and expense during the reporting  periods in the condensed  consolidated  financial  statements and  accompanying  notes. The estimates include the collectibility of accounts receivable, the useful lives of
tangible  and  intangible   assets,  the  recoverability  of  goodwill  and  the
realization of deferred tax assets, among others.  Estimates and assumptions are reviewed  periodically  and  the  effects  of  revisions  are  reflected  in the condensed consolidated financial statements in the period they are determined to be necessary. Actual results could differ materially from those estimates.

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
COMPENSATION ("SFAS No. 123").  Stock-based  compensation expense of $44,000 and
$93,000 was included in the  operating  results for the three months ended March
31,  2005 and 2004,  respectively,  for the  intrinsic  value of  certain  stock options  where the fair value of the Company's  common stock on the  measurement date was in excess of the exercise price.  The following  table  illustrates the effect on net loss and loss per common share if the Company had applied the fair value  recognition  provisions  of SFAS No.  123,  as  required by SFAS No. 148,
ACCOUNTING  FOR  STOCK-BASED  COMPENSATION  -  TRANSITION  AND  DISCLOSURE,   to
stock-based compensation:

                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                   -----------------------
                                                                      2005         2004
                                                                   -----------   ---------
                                                                     (IN THOUSANDS, EXCEPT
                                                                       PER SHARE AMOUNTS)

Net loss, as reported                                              $   (135)     $ (1,160)
Add:  Stock-based compensation expense included in reported
  net loss, net of tax                                                   44            78
Deduct:  Stock-based compensation expense determined under the
  fair value method, net of tax                                        (718)     $   (499)
                                                                   --------      --------
Pro forma net loss                                                 $   (809)     $ (1,581)
                                                                   ========      ========

Basic and diluted loss per common share:
   As reported                                                     $  (0.00)     $  (0.04)
                                                                   ========      ========
   Pro forma                                                       $  (0.02)     $  (0.05)
                                                                   ========      ========

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123(R),  SHARE-BASED PAYMENTS
("SFAS No.  123(R)") SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes
APB No. 25 and its related  implementation  guidance.  SFAS  123(R)  establishes standards for the accounting for  transactions in which an entity  exchanges its equity for goods or services. It also addresses  transactions in which an entity incurs  liabilities in exchange for goods or services that are based on the fair value of the entity's equity  instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) allows entities to apply a modified retrospective application to periods before the required  effective  date.  SFAS No. 123(R) is effective for public  entities that do not file as small business  issuers as of the  beginning of the first annual  reporting  period that begins after June 15,
2005, or in the Company's  case January 1, 2006.  The Company is evaluating  the impact  of  SFAS  No.  123(R),  which  could  have  a  material  impact  on  its
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

        In March 2005,  the FASB issued  Interpretation  No. 47,  ACCOUNTING FOR
CONDITIONAL  ASSET RETIREMENT  OBLIGATIONS ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement  obligations as used in Statement of Financial
Accounting  Standards  No. 143,  ACCOUNTING  FOR ASSET  RETIREMENT  OBLIGATIONS,
refers to a legal  obligation to perform an asset  retirement  activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires that these  obligations be recognized if their fair value is reasonably estimable.  FIN 47 is effective for fiscal years ending after December 15, 2005.
The Company does not expect the  provisions of FIN 47 to have a material  impact on its consolidated financial statements.

2.      RESTATEMENT  OF  PREVIOUSLY  ISSUED  CONDENSED   CONSOLIDATED  FINANCIAL
        STATEMENTS

        Subsequent  to the  issuance  of the  condensed  consolidated  financial statements  as of and for the three months ended March 31, 2004,  management  of the Company  determined that it incorrectly  accounted for compensation  expense attributable to stock options granted.  As a result, the condensed  consolidated

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

financial  statements  for the three  months  ended  March 31,  2004,  contained herein, have been restated from the amounts previously reported.

        The Company  accounted for  compensation  expense  attributable to stock options  granted  to  certain  employees  and  directors  between  1993 and 2004 incorrectly as the intrinsic value of these stock options was calculated as of a date other than the  measurement  date.  Correcting this error had the effect of increasing the net loss by $83,000 for the three months ended March 31, 2004.

        In   addition,   the  Company   reclassified   its  equity  in  loss  of
unconsolidated  affiliates  of $74,000 for the three months ended March 31, 2004 to an operating expense.

        The  following  table   summarizes  the   significant   effects  of  the
restatement on the Company's condensed  consolidated statement of operations for the three months ended March 31, 2004:

                                               AS PREVIOUSLY
                                                  REPORTED    AS RESTATED
                                               -------------  -----------
                                               (IN THOUSANDS, EXCEPT PER
                                                    SHARE AMOUNTS)
Condensed consolidated statements of
 operations data:
  Cost of revenue:
   Subscription                                   $ 5,675       $ 5,683
   Capital sale                                       817           817
   Service contract                                   917           917
   Transaction                                      2,079         2,083
                                                  -------       -------
    Total cost of revenue                           9,488         9,500
                                                  -------       -------
  Operating expense:
   Selling, general and administrative              8,523         8,602
   Research and development                           313           315
   Equity in loss of unconsolidated affiliate        --              74
   Depreciation and amortization                      541           541
                                                  -------       -------
    Total operating expense                         9,377         9,532
                                                  -------       -------
   Loss from operations                            (1,729)       (1,896)
  Interest expense                                    (74)          (82)
  Investment income                                    46            46
  Equity in loss of unconsolidated affiliate          (74)         --
                                                  -------       -------
   Loss before income tax benefit                  (1,831)       (1,932)
  Income tax benefit                                 (754)         (772)
                                                  -------       -------
   Net loss                                       $(1,077)      $(1,160)
                                                  =======       =======

  Basic and diluted loss per common share         $ (0.03)      $ (0.04)
                                                  =======       =======

3.      BROKER-DEALER OPERATIONS

BROKER-DEALER NET CAPITAL REQUIREMENTS

        The SEC, the NASD and the FSA, as well as other regulatory  agencies and securities  exchanges within and outside the United States, have stringent rules with respect to the  maintenance of specific  levels of net capital by regulated

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

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

        NYFIX Clearing Corp. ("NYFIX Clearing"), NYFIX Transaction Services Inc.
("NYFIX   Transaction   Services"),   and  NYFIX   Millennium,   as   registered
broker-dealers, are subject to the minimum net capital requirements of the NASD.
NYFIX International, Ltd. ("NYFIX International"), as a broker-dealer registered with the FSA in the United  Kingdom,  is also subject to the minimum net capital requirements  of the FSA.  During the three  months  ended March 31,  2005,  the
Company  provided  aggregate  additional  capital of $2.8 million in the form of capital  contributions to enable its broker-dealer  subsidiaries to individually and collectively exceed their net capital  requirements.  At March 31, 2005, the
Company's broker-dealer subsidiaries had aggregate net capital of $15.4 million, which exceeded the aggregate  minimum and minimum excess net capital required by
$4.0 million. The Company's  broker-dealer  subsidiaries may need the Company to fund or commit more of its consolidated  cash,  cash-equivalents  and short-term investments in the future to maintain their individual  minimum and, in the case of NYFIX Clearing, its minimum excess net capital requirements. If any or all of these  broker-dealer  subsidiaries  were to fall below their  minimum or minimum excess net capital requirements, their operations may be restricted.

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

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

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
basis.  At March 31, 2005 and December  31,  2004,  the market value of customer securities pledged under these secured financing  transactions  approximated the amounts due.

        NYFIX  Clearing may at times,  because of  processing  errors,  maintain equity  securities on both a long and short basis. Both long and short positions may result in losses or gains to NYFIX  Clearing as market  values of securities fluctuate.  Long  and  short  positions  are  marked  to  market  daily  and are continuously  monitored  by NYFIX  Clearing  with the  intent to  liquidate  the positions.  NYFIX  Clearing is engaged in various  trading  activities  in which counterparties primarily include broker-dealers.  In the event counterparties do not fulfill their obligations, NYFIX Clearing may be exposed to credit risk. The risk of default depends on the creditworthiness of the counterparty. It is NYFIX
Clearing's  policy  to  review,  as  necessary,  the  credit  standing  of  each
counterparty.   NYFIX  Clearing  does  not  anticipate   nonperformance  by  the
counterparties in the above situations.

        NYFIX  Clearing  earns  interest  revenue  from the cash  collateral  it provides to the lender of securities  and pays  interest on the cash  collateral received  from the  borrower of the  securities.  Net  revenue  related to these securities loan  transactions  was $43,000 and $2,000 for the three months ended
March 31, 2005 and 2004, respectively, and was included in "transaction revenue"
in the accompanying condensed consolidated statements of operations. "Securities borrowed"  and  "securities  loaned" are  recorded  based on the amounts of cash collateral  advanced  or  received in the  accompanying  condensed  consolidated balance sheets.

        Securities borrowed consisted of the following:

                                             MARCH 31,  DECEMBER 31,
                                               2005         2004
                                            ---------   ------------
                                               (IN THOUSANDS)
Stock receivable (matched and reserved)     $ 62,258     $136,187
Other                                          7,109        2,269
                                            --------     --------
            Total securities borrowed       $ 69,367     $138,456
                                            ========     ========

        Securities loaned consisted of the following:

                                             MARCH 31,  DECEMBER 31,
                                               2005         2004
                                            ---------   ------------
                                               (IN THOUSANDS)
Stock payable                               $ 57,949     $136,229
Other                                         11,236        2,146
                                            --------     --------
            Total securities loaned         $ 69,185     $138,375
                                            ========     ========

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

4.      ACQUISITIONS, GOODWILL AND OTHER ACQUIRED INTANGIBLES

ACQUISITIONS

EUROLINK

        On March 6, 2002,  the Company  acquired a convertible  preferred  stock interest in  EuroLink,  with its  operations  based in Madrid,  Spain,  for $4.0 million in cash. The preferred stock  automatically  converted into a 40% common stock interest on March 6, 2004.

        Effective  March 29, 2004,  the Company  acquired the  remaining  60% of
EuroLink  that it did not already own for $24,000 in cash and  promissory  notes issued and  payable in the  Company's  common  stock or cash,  at the  Company's option, in the aggregate having a fair value of $0.5 million.  The fair value of the notes,  which were  payable on April 28,  2005,  was  included  in  "current portion of long-term debt and other  liabilities" in the accompanying  condensed consolidated  balance  sheets as of March 31, 2005 and December  31,  2004.  The
Company  intends to pay the notes  using its common  stock.  Due to the delay in issuing its 2004 consolidated  financial  statements,  the Company was unable to issue its common stock to satisfy this debt. The Company  intends to settle this obligation  through  the  issuance  of  common  stock  as  soon  as  practicable subsequent to the filing of its 2004 Form 10-K and its Quarterly  Report on Form
10-Q for the three months ended March 31, 2005.

        In  connection  with  the  acquisition,   the  Company   contributed  to
EuroLink's  capital  certain  obligations  that  EuroLink  owed to the  Company, including  notes  receivable  and  advances  outstanding  as of March 29,  2004, aggregating $1.0 million.

        Since its initial investment and through March 29, 2004, the Company had recorded  its  equity  in the  losses  of  EuroLink  aggregating  $1.0  million, including $0.1 million for the three months ended March 31, 2004.  Such loss for the three  months  ended  March 31,  2004 was  included  in  "equity  in loss of unconsolidated  affiliate" in the accompanying  condensed consolidated statement of operations.  In addition,  the Company had notes  receivable from EuroLink at
December 31, 2003 of $0.6 million, bearing an interest rate of 6.0%. The Company also advanced to EuroLink $0.2 million  during the year ended  December 31, 2004 to fund certain operating costs.

        EuroLink  offers the  European  securities  industry  direct  electronic access to the United  States  equity  markets from Europe.  EuroLink  offers the
Company's equity products and services to the European marketplace, primarily on a transaction fee basis. The Company's key  consideration for the acquisition of
EuroLink was the  expected  synergy to be achieved by  combining  EuroLink  with
NYFIX International, the Company's London-based broker-dealer subsidiary through which it plans to capture  electronic  order flow to and from the United  States and within Europe.

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

GOODWILL AND ACQUIRED INTANGIBLE ASSETS

        Goodwill  and acquired  intangibles  primarily  relate to the  Company's acquisitions.  In the absence of circumstances requiring impairment testing on a quarterly  or other more  frequent  basis,  the Company has set October 1 as its annual testing date for goodwill impairment.  As of October 1, 2004, the Company performed  its  annual  test for  impairment  using  the  discounted  cash  flow valuation method. There was no indication of impairment to the value of goodwill

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

for the quarter  ended March 31,  2005 or any other prior  periods.  The Company completed the asset  valuations for the EuroLink  acquisition  during the fourth quarter of 2004.

        The carrying amount of goodwill by reportable segment was as follows:

                                   TECHNOLOGY  TRANSACTION
                                    SERVICES    SERVICES       TOTAL
                                   --------- --------------  ---------
                                             (IN THOUSANDS)
Balance as of March 31, 2005 and
   December 31, 2004                 $52,514     $10,005     $62,519
                                     =======     =======     =======

        Acquired intangible assets consisted of the following:

                                         MARCH 31,      DECEMBER    USEFUL LIVES
                                           2005         31, 2004      (YEARS)
                                         --------       --------    ------------
                                              (IN THOUSANDS)
Existing technology                      $ 10,600       $ 10,600       5 -  7
Customer related intangibles                3,380          3,380         5
Trademarks and other                          800            800       6 - 14
                                         --------       --------
      Total intangible assets, gross       14,780         14,780
Less: Accumulated amortization              7,083          6,434
                                         --------       --------
      Total intangible assets, net       $  7,697       $  8,346
                                         ========       ========

        Amortization  expense of acquired intangible assets was $0.6 million for each of the three month  periods  ended March 31, 2005 and 2004 and was included in "cost of revenue" in the accompanying  condensed  consolidated  statements of operations.

        Based on identified  intangible  assets  recorded at March 31, 2005, the future amortization expense is expected to be as follows:

                                                                                                                                                   AMOUNT
                                                                                                                                            (IN THOUSANDS)
Remainder of 2005                                          $ 1,946
2006                                                         2,595
2007                                                         1,471
2008                                                           631
2009                                                           575
Thereafter                                                     479
                                                           -------
      Future amortization expense                          $ 7,697
                                                           =======

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

5.      RESTRUCTURING CHARGE

        Effective  February 1, 2004,  the Company  entered  into an agreement to lease  additional  space at its New York City  offices  at 100 Wall  Street.  In connection with this agreement, the Company ceased use, in the second quarter of
2004, of one of its other offices on Wall Street and commenced consolidating its operations into the new space and eliminated 14 staff  positions.  In accordance with SFAS No.  146,  ACCOUNTING  FOR EXIT OR  DISPOSAL  ACTIVITIES,  the Company
recorded a charge to operations of $2.5 million as of June 30, 2004. This charge included  the fair  value  of the  remaining  rent  payments,  net of  estimated sub-lease income, severance and write-offs of property and equipment.

        The  Company  included  the  restructuring   charge  liabilities  within
"current  portion of long-term debt and other  liabilities"  and "long-term debt and other liabilities" in the accompanying condensed consolidated balance sheets as of March 31, 2005 and  December 31, 2004.  The  accruals  established  by the
Company, and activities related thereto, consisted of the following:

                                  BALANCE AT                                      NON-CASH     BALANCE AT
                                  JANUARY 1,                        CASH          USES AND      MARCH 31,
                                     2005           CHARGES         USES           OTHER          2005
                                 -------------    ------------    ----------     ----------    ----------
                                                               (IN THOUSANDS)
Lease costs, net of
   estimated sublease income     $      1,740     $      --       $    (215)     $      13     $   1,538
                                 ============     ===========     ==========     =========
                                 Less: current portion                                               434
                                                                                               ---------
                                 Long-term portion                                             $   1,104
                                                                                               =========

6.      CONVERTIBLE DEBT

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

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

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

        In addition,  at the option of the lender,  the Company may issue to the lender up to an additional $2.5 million note under terms  substantially  similar to those of the Note.  In March  2005,  the Lender  requested,  and the  Company agreed to extend the termination date of the option to issue the additional $2.5 million  note from March 30,  2005 to until ten days after the date the  Company filed its 2004 Form 10-K.

7.      INCOME TAXES

        The Company  recorded an income tax  provision  of $14,000 and an income tax benefit of $0.8  million for the three months ended March 31, 2005 and 2004, respectively.  The Company, which initially established a valuation allowance on
September 30, 2004,  had a valuation  allowance of $25.7 million as of March 31,
2005 and $25.6  million at December 31, 2004.  Until the Company can achieve and sustain an appropriate level of profitability,  it plans to maintain a valuation allowance on its deferred tax assets.  The Company's  effective tax rate was 12%
and 40% for the three  months ended March 31, 2005 and 2004,  respectively.  The
Company's  effective tax rate for the three months ended March 31, 2005 is lower than  the  Federal  statutory  rate  primarily  due to the  valuation  allowance recorded on the deferred tax assets.  The  Company's  effective tax benefit rate for the three months  ended March 31, 2004 is higher than the Federal  statutory rate  primarily  due to the  benefits of certain  research and  development  tax credits and state income taxes. The total deferred tax liabilities were included in  "long-term  debt  and  other  liabilities"  in  the  accompanying  condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004.

8.      LOSS PER SHARE

        The  Company's  basic and  diluted  loss per common  share  ("EPS")  was calculated  based on the net  loss  available  to  common  stockholders  and the weighted-average number of shares outstanding during the reporting period. Stock options  representing 604,096 and 946,507 shares were excluded from the loss per share  calculations  for the  three  months  ended  March  31,  2005  and  2004, respectively, as their effect was anti-dilutive.

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                             ----------------------
                                               2005         2004
                                             ---------    ---------
                                             (IN THOUSANDS, EXCEPT PER
                                                  SHARE AMOUNTS)
Net loss                                      $  (135)    $ (1,160)
                                              =======     ========
Loss per common share - basic and diluted     $ (0.00)    $  (0.04)
                                              =======     ========
Weighted average shares outstanding            32,426       31,873
                                              =======     ========

9.      BUSINESS SEGMENT INFORMATION

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

        The  Company  presently  operates  as a  financial  services  technology company in two industry segments, Technology Services and Transaction Services.

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

        The Company's  Transaction  Services  segment is comprised of six of its subsidiaries.  Three are NASD registered  broker-dealers;  one is an introducing broker-dealer for derivatives and was granted its broker-dealer  license in 2002 by the National Futures Association  ("NFA"); one was incorporated in the United
Kingdom on March 29,  2004 and  registered  as a  broker-dealer  with the FSA in connection  with the  Company's  expansion  into Europe and other  international markets;  and  EuroLink,  which we  acquired  the  remaining  60% we did not own
effective  March  29,  2004,  and  which   represented  the  Company's   initial
transaction  efforts in the European  markets.  Currently,  the customers of the
NASD registered  broker-dealers  consist  primarily of United States  securities brokerage firms and United States buy-side institutions, including banks, mutual funds and other professional money managers.  The Company's Transaction Services segment primarily generates revenues from the application of commissions charged on executed trades.

        The accounting policies of the reportable segments are the same as those described in the summary of significant  accounting policies contained in Note 1 to the  Consolidated  Financial  Statements in Item 8 of the Company's 2004 Form
10-K. The operating  segments reported below are the segments of the Company for which  separate  financial  information  is  available  and for which  operating results are evaluated regularly by senior management in deciding how to allocate resources and in assessing performance.

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

        Summarized financial information by business segment was as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                             -------------------------------
                                                2005                2004
                                             -----------          ---------
                                                    (IN THOUSANDS)
Revenue:
   Technology Services                        $ 17,359            $ 13,870
   Transaction Services                          7,117               3,925
   Eliminations                                   (796)               (659)
                                              --------            --------
      Total revenue                           $ 23,680            $ 17,136
                                              ========            ========

Gross Profit:
   Technology Services                        $  8,377            $  6,423
   Transaction Services                          3,139               1,213
                                              --------            --------
      Total gross profit                      $ 11,516            $  7,636
                                              ========            ========

        Reconciling  information  between business  segments and the loss before income taxes was as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                             -------------------------------
                                                2005                2004
                                             -----------          ---------
                                                    (IN THOUSANDS)

Gross profit for reportable segments          $ 11,516            $  7,636
Operating expense                              (11,503)             (9,532)
Interest expense                                  (190)                (82)
Investment income                                   56                  46
                                              --------            --------
Loss before income taxes                      $   (121)           $ (1,932)
                                              ========            ========

10.     TOTAL COMPREHENSIVE LOSS

        The components of total comprehensive loss, net of tax, were as follows:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                             -------------------------------
                                                2005                2004
                                             -----------          ---------
                                                    (IN THOUSANDS)

Net loss                                      $  (135)            $(1,160)
Foreign currency translation adjustment           (59)               --
                                              -------             -------
Total comprehensive loss                      $  (194)            $(1,160)
                                              =======             =======

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

11.     COMMITMENTS AND CONTINGENCIES

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

SEC MATTERS

        In connection  with the Company's  restatement  of its 1999 through 2002 consolidated  financial  statements in May 2004,  the Division of Enforcement of the SEC  informed  the  Company  by  letter  dated  July 14,  2004,  that it was conducting an informal inquiry. On January 25, 2005, the Company filed a current report on Form 8-K, which  indicated  that the Company  believed that the matter was a formal  inquiry.  By letter  dated  October  28,  2004,  the  Division  of
Enforcement  of the SEC  informed  the Company  that it was  conducting a second informal  inquiry,  which related to the Company's  stock  options  granted.  On
February  25,  2005,  the  Company  filed a current  report  on Form 8-K,  which indicated that the Company  believed that the matter was a formal  inquiry.  The
Company is cooperating with the SEC with respect to both matters. The Company is unable to  predict  the  outcome  of either  matter at this time and can give no assurances  that the outcome of either or both  matters will not have a material impact on the Company.

12.     CASH FLOW SUPPLEMENTAL INFORMATION

        Information  about  the cash flow  activities  related  to the  EuroLink acquisition  and  Javelin  Technologies,  Inc.  ("Javelin")  adjustment  was  as follows:

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                     2004
                                                                 --------------
                                                                 (IN THOUSANDS)
Fair value of assets acquired, including cash of $155                  $(4,520)
Fair value of liabilities assumed                                          136
Fair value of capital contributed                                        1,026
Fair value of notes issued                                                 499
Pre-acquisition investment basis                                         3,014
Javelin working capital adjustment settlement                            1,250
                                                                       -------
Cash acquired from acquisitions                                        $ 1,405
                                                                       =======

        The preceding  fair values of net assets and  liabilities  for the three months ended March 31, 2004 were based on the preliminary  estimates.  The final allocation  of assets  acquired at March 31, 2004  differed from the fair values presented.

        Information about other cash flow activities was as follows:

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                     ----------------------
                                                       2005         2004
                                                     ---------    ---------
Supplemental disclosures of cash flow information:        (IN THOUSANDS)
Cash paid for interest                               $    118     $      74
Cash paid for income taxes, net                           --             18

13.     SUBSEQUENT EVENTS

NASDAQ DELISTING PROCEEDING

        On April 5, 2005,  Nasdaq  notified the Company that the Company was not in compliance  with the  requirements  for listing on The Nasdaq National Market because the Company had not timely  filed its 2004 Form 10-K.  At a May 12, 2005 hearing with the Nasdaq Listing  Qualifications  Panel, the Company requested an extension of time to meet Nasdaq's  listing  requirements.  In a decision  dated
June 14, 2005, the NASDAQ Listing  Qualification  Panel  determined to grant the
Company's request for continued  listing on the Nasdaq National Market,  subject to the Company's filing its 2004 Form 10-K and its Quarterly Report on Form 10-Q
for the three months ended March 31, 2005 by June 30, 2005.

        The  Company  has filed  its 2004 Form 10-K and with this  filing of the
Company's  Quarterly  Report on Form 10-Q for the three  months  ended March 31,
2005, the Company  believes that it is in compliance with the  requirements  for listing on The Nasdaq  National  Market.  The Company  will  request that Nasdaq dismiss the pending  delisting  action against it and permit its common stock to resume trading on the Nasdaq National Market under the symbol NYFX.

        If the Company's common stock is delisted from Nasdaq,  stockholders may find it more  difficult to obtain timely and accurate  quotes and execute trades in our common  stock.  In addition,  if our common stock is delisted from Nasdaq

        Notes to Condensed Consolidated Financial Statements - continued
                                   (Unaudited)

and the  market  price of our common  stock is less than  $5.00 per  share,  our common  stock  could be  considered  a penny  stock and  become  subject  to the regulations applicable to penny stocks.

                                   NYFIX, INC.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

        The  purpose  of  management's  discussion  and  analysis  of  financial condition and results of operations ("MD&A") is to provide an overview of NYFIX,
Inc. to help facilitate an understanding of the significant  factors influencing
our  condensed   consolidated  financial  statements  and  also  to  convey  our expectations of the potential impact of known trends,  events,  or uncertainties that may impact our future condensed consolidated financial statements. Our MD&A
includes  forward-looking  statements,   including,   without  limitations,  our
expectations.  Our actual results may differ  materially from those expressed or implied  in the  forward-looking  statements  as a  result  of  various  factors including,  but not limited to, those discussed in the "Risk Factors" section of our  2004  Form  10-K,  and  below.  We  assume  no  obligation  to  update  the forward-looking statements or such risk factors. You should read this discussion in conjunction with our condensed  consolidated financial statements and related notes  included  in this  Report  on Form  10-Q and our  consolidated  financial statements and related notes,  "Selected  Consolidated Financial Data" and "Risk
Factors" included in our 2004 Form 10-K.

        The following discussion and analysis gives effect to the restatement of our condensed consolidated financial statements for the three months ended March
31, 2004, to correctly  account for compensation  expense  attributable to stock options  granted to our employees and  directors,  as discussed in Note 2 to the
Condensed Consolidated Financial Statements.

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

        We are a provider of trading technology,  industry network  connectivity and execution  services,  offering certain  underlying,  universally  applicable
network  inter-connectivity   products,  systems,   facilities,  and  supporting
operations to our two business segments: our Technology Services segment and our
Transaction  Services segment.  These segments,  in turn, package these products and services and add others to address the needs of their specific  markets.  We also  provide  products to our  segments  specifically  developed to support the marketing  strategy of that segment.  We provide  product  development,  systems development, data center and network operations support to our segments.

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

        Our Transaction Services segment is comprised of six of our subsidiaries
- NYFIX Millennium,  NYFIX Transaction Services,  and NYFIX Clearing,  which are
NASD  registered   broker-dealers;   NYFIX  Partners,  which  was  approved  for
membership  in the National  Futures  Association  in 2002,  is our  Introducing
Broker for derivative transactions; NYFIX International,  which was incorporated in the United Kingdom on March 29, 2004, is a broker-dealer  registered with the

                                  NYFIX, INC.

FSA  broker-dealer  license in connection  with our expansion  into European and other  international  markets;  and  EuroLink.  We acquired the remaining 60% of
EuroLink we did not own, effective March 29, 2004. We have integrated EuroLink's operations,  which represented our initial  transaction  efforts in the European markets, into NYFIX International.

        NYFIX Millennium provides a modernized  electronic execution venue under
Regulation ATS for trading in US stocks.  NYFIX  Transaction  Services  provides technology  and direct market  access and execution  links.  NYFIX  Clearing,  a member of the Depository Trust and Clearing  Corporation  ("DTCC"),  settles and clears  transactions  on  behalf  of  NYFIX  Millennium  and  NYFIX  Transaction
Services.  While NYFIX  Partners has not initiated any active  business,  we are discussing opportunities with sponsoring  broker-dealers and potential customers for the derivatives markets to augment our future business plans.

        In recent years, we have invested heavily in pursuing a  growth-oriented strategy  and have  organized  those  efforts  largely  through our acquired and majority-owned  subsidiaries.  After the  introduction  of our NYFIX  Network in
1998,  although we  experienced  quarter over quarter  revenue  growth from 1999 through 2001, we also generated operating losses. Thereafter, as a result of the impact of the tragic  events of  September  11, 2001 on our customer  base,  the downturn in the  financial  markets,  and the  fixed-cost  base of our  acquired companies  we have not been able to  generate  sufficient  revenue to offset our operating costs and, thus, experienced operating losses through 2004. We believe that our  decision  to  continue  to invest  during the last  three  years is an important factor to help us become better positioned to take advantage of future opportunities.  We have  entered new  customer  market  segments,  launched  new products  and continue to pursue other  opportunities  to support  trading for a
variety  of  financial   instruments  in  more  markets  while   increasing  our
international business opportunities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

        This MD&A reviews our condensed consolidated financial statements, which have been prepared in accordance with accounting  principles  generally accepted in the United States of America.  These principles require us to make estimates, based on  assumptions,  which  if not  accurate,  could  materially  affect  our condensed consolidated financial statements,  including the assets, liabilities, revenue and expense and the disclosure of contingent  assets and  liabilities at the date of the condensed consolidated financial statements and future reporting periods.

        Estimates,  including  assumptions  related  to: the  collectibility  of accounts  receivable;  the useful lives of tangible and intangible  assets;  the recoverability  of goodwill;  the  realization  of deferred tax assets;  revenue recognition;  product  enhancement  costs;  income taxes; and  contingencies are reviewed  periodically,  and the  effects  of  revisions  are  reflected  in the condensed consolidated financial statements in the period they are determined to be  necessary.  We base our estimates on  historical  experience  and on various other factors and assumptions that we consider to be reasonable,  the results of which form the basis for making  estimates  and  assumptions  about the carrying values of assets  and  liabilities  that are not  readily  apparent  from  other sources.  Actual  results  may  differ  materially  from these  estimates  under different assumptions.

        For  our  accounting  policies  that,  among  others,  are  critical  to understanding  our  condensed  consolidated  financial  statements  due  to  the assumptions  we must make in their  application,  refer to Item 7,  Management's
Discussion  and Analysis of our  Financial  Condition  and Results of Operations
("MD&A"),  in our 2004 Form 10-K. Refer to Note 1 to the Consolidated  Financial
Statements  in Item 8 of our  2004  Form  10-K  for our  significant  accounting policies.  In the three months ended March 31, 2005, there have been no material changes to our significant accounting policies.

                                  NYFIX, INC.

OVERVIEW OF FINANCIAL RESULTS

        The tables provided below present views of our revenue and gross profit.
The  following  table  presents our revenue,  gross profit and gross profit as a percentage of revenue, by reportable segment for the periods indicated:

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ---------------------------
                                                                     2005             2004
                                                                 -------------     ---------
                                                                       ($ IN THOUSANDS)
Segment revenue:
   Technology Services                                           $      17,359     $ 13,870
   Transaction Services                                                  7,117        3,925
   Eliminations                                                           (796)        (659)
                                                                 -------------     ---------
      Total revenue                                              $      23,680     $ 17,136
                                                                 =============     =========

Segment revenue, as a percentage of total revenue:
   Technology Services                                                     73%           81%
   Transaction Services                                                    30%           23%
   Eliminations                                                           (3)%          (4)%
                                                                 -------------     ---------
      Total                                                               100%          100%
                                                                 =============     =========

Segment gross profit:
   Technology Services                                           $       8,377     $  6,423
   Transaction Services                                                  3,139        1,213
                                                                 -------------     ---------
      Total gross profit                                         $      11,516     $  7,636
                                                                 =============     =========

Segment gross profit, as a percentage of
 revenue:
   Technology Services                                                     48%           46%
   Transaction Services                                                    44%           31%
      Total                                                                49%           45%

        Discussion of segment  revenue,  cost of revenue and gross profit within
MD&A includes intercompany revenue and cost of revenue, which are eliminated, as shown above, in consolidation.

        The following table presents our revenue, cost of revenue,  gross profit and  operating  expense  expressed  as  percentages  of revenue  for the periods indicated:

                                  NYFIX, INC.

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              ------------------
                                                 2005     2004
                                              --------  --------
REVENUE:
   Subscription                                    52%      54%
   Capital sale                                    10%      12%
   Service contract                                13%      14%
   Transaction                                     25%      20%
                                              -------   ------
      Total revenue                               100%     100%
                                              -------   ------

COST OF REVENUE:
   Subscription                                    52%      61%
   Capital sale                                    54%      41%
   Service contract                                40%      37%
   Transaction                                     55%      62%
                                              -------   ------
      Total cost of revenue                        51%      55%
                                              -------   ------

GROSS PROFIT:
   Subscription                                    48%      39%
   Capital sale                                    46%      59%
   Service contract                                60%      63%
   Transaction                                     45%      38%
                                              -------   ------
      Total gross profit                           49%      45%
                                              -------   ------

OPERATING EXPENSE:
   Selling, general and administrative             46%      50%
   Research and development                         0%       2%
   Equity in loss of unconsolidated affiliate       0%       0%
   Depreciation and amortization                    2%       3%
                                              -------   ------
      Total operating expense                      48%      55%
                                              -------   ------

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

        Operating  expense is comprised of selling,  general and  administrative
("SG&A"),  research and development  ("R&D"),  equity in loss of  unconsolidated affiliate and depreciation and  amortization.  SG&A expense consists of salaries and  benefits,  office rent and other  office  expense,  provision  for doubtful accounts, and marketing expense. SG&A expense is allocated to our segments based on usage  estimates.  R&D expense relates to our cost of developing new products and  technologies  to meet the current and future needs of our customers,  up to the point of technical  feasibility  at which point we capitalize  such costs to bring our  products to market.  R&D expense  consists  primarily of salaries and related  costs  for our  technical  and  development  staff.  Equity  in loss of unconsolidated  affiliate consists of 40% of EuroLinks's  operating losses prior to March 29,  2004.  Depreciation  and  amortization  expense  consists  of such expense for our  corporate  equipment and software and  amortization  of certain intangible assets.

        Discussion of segment  revenue,  cost of revenue and gross profit within
MD&A includes intercompany revenue and cost of revenue, which are eliminated, as shown above, in consolidation.

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUE

The following table presents an overview of our revenue:

                                  NYFIX, INC.

                                                             THREE MONTHS ENDED MARCH 31,
                                                   --------------------------------------------
                                                           2005                    2004
                                                        $        %              $          %
                                                   -------------------     --------------------
                                                              ($ IN THOUSANDS)
Technology Services:
   Subscription                                    $ 11,982      69%       $  9,402      68%
   Capital sale                                       2,409      14%          1,988      14%
   Service contract                                   2,968      17%          2,480      18%
                                                   --------                --------
      Sub-total                                      17,359      73%         13,870      81%
                                                   --------                --------
Transaction Services:
   Subscription                                       1,147      16%            562      14%
   Service contract                                      10       0%           --         0%
   Transaction                                        5,960      84%          3,363      86%
                                                   --------                --------
      Sub-total                                       7,117      30%          3,925      23%
                                                   --------                --------
Eliminations:
   Subscription                                        (796)     n/a           (659)     n/a
                                                   --------                --------
      Sub-total                                        (796)     n/a           (659)     n/a
                                                   --------                --------
Total revenue
   Subscription                                      12,333      52%          9,305      54%
   Capital sale                                       2,409      10%          1,988      12%
   Service contract                                   2,978      13%          2,480      14%
   Transaction                                        5,960      25%          3,363      20%
                                                   --------                --------
      Consolidated revenue                         $ 23,680      100%      $ 17,136      100%
                                                   ========                ========

Segment subtotals are presented as a percentage of consolidated revenue

        Consolidated  revenue  increased $6.6 million,  or 39%, to $23.7 million for the three months  ended March 31, 2005 as compared to $17.1  million for the three months ended March 31, 2004.

        Our Technology  Services segment revenue increased $3.5 million, or 25%, to $17.4 million for the three-months ended March 31, 2005, as compared to $13.9 million for the three-months ended March 31, 2004.

        Subscription  revenue for our Technology  Services segment  increased to
$12.0  million for the three  months  ended March 31, 2005 from $9.4 million for the three months ended March 31, 2004. This $2.6 million,  or 28%,  increase was primarily  attributable to an increase in subscription revenue as a result of an increase in our buy-side initiative,  as described below, of $2.5 million,  from
$1.3  million for the three  months ended March 31, 2004 to $3.8 million for the three months ended March 31, 2005. In August 2002,  we began a direct  marketing initiative to connect buy-side  institutions to our expansive NYFIX Network.  We expect our buy-side related subscription revenue to continue to increase for the remainder of 2005 as we continue to add buy-side customers.

        Capital  sale  revenue  for our  Technology  Services  segment  was $2.4 million for the three  months  ended March 31, 2005 as compared to $2.0  million for the three months ended March 31, 2004,  which was primarily  attributable to increased capital sales of our derivatives  products partially offset by reduced capital sales of our Javelin  products.  Capital sale revenue  continues to vary considerably from quarter to quarter.  While we expect that capital sale revenue will be comparable in 2005 to 2004, we cannot predict the timing and consistency of such revenue.

                                  NYFIX, INC.

        Service revenue for our Technology  Services  segment  increased to $3.0 million for the three  months  ended  March 31,  2005 from $2.5  million for the three  months  ended March 31,  2004,  which was  primarily  attributable  to an increase  in  service  revenue  for the  increase  in our  buy-side  initiative, discussed above, and a slight increase in maintenance  revenue,  which was based on prior capital sale revenue.

        As a  percentage  of total  revenue,  our  Technology  Services  segment revenue decreased to 72% (before  eliminations) for the three months ended March
31, 2005 from 81% (before  eliminations)  for the three  months  ended March 31,
2004.

        Our Transaction Services segment revenue increased $3.2 million, or 82%, to $7.1  million for the three  months  ended March 31, 2005 as compared to $3.9 million for the three  months  ended March 31, 2004.  Our  Transaction  Services revenue attributable to domestic and international  buy-side customers increased
$2.9  million  to $3.6  million  from $0.7  million,  as our  customer  base and transaction  volume  increased  in the three  months  ended  March  31,  2005 as compared to the three months ended March 31, 2004. For our Transaction  Services segment,  we expect to continue to add  customers on a quarterly  basis with the emphasis on buy-side  customers.  We expect this  component  of our  business to continue to grow as a percentage of the overall Transaction Services segment. As a percentage of total revenue, our Transaction Services segment increased to 30%
(before eliminations) for the three months ended March 31, 2005 from 23% (before eliminations)  for the  three  months  ended  March  31,  2004.  We  expect  our
Transaction   Services  segment  revenue  to  be  a  larger  percentage  of  our consolidated revenue in future periods.

COST OF REVENUE

The following table presents an overview of our cost of revenue:

                                  NYFIX, INC.

                                                              THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------------
                                                            2005                        2004
                                                     $                %           $                %
                                                 ------------------------    ------------------------
                                                                     ($ in thousands)
Technology Services:
   Subscription                                  $  6,498            72%      $  5,713            77%
   Capital sale                                     1,292            14%           817            11%
   Service contract                                 1,192            13%           917            12%
                                                 --------                    ---------
      Sub-total                                     8,982            52%         7,447            54%
                                                 --------                    ---------
Transaction Services:
   Subscription                                       692            17%           537            20%
   Transaction                                      3,286            83%         2,175            80%
                                                 --------                    ---------
      Sub-total                                     3,978            56%         2,712            69%
                                                 --------                    ---------
Corporate and Eliminations:
 Corporate:
   Data center and telecommunications               6,412                        4,985
   Fixed asset depreciation and amortization        1,401                        1,468
   Amortization of product enhancement costs        1,155                          815
 Allocated to:
   Technology Services                             (7,548)                      (6,213)
   Transaction Services                            (1,420)                      (1,055)
                                                 --------                    ---------
      Sub-total                                      --                           --
                                                 --------                    ---------
 Eliminations:
   Subscription                                      (788)          n/a           (567)          n/a
   Transaction                                         (8)          n/a            (92)          n/a
                                                 --------                    ---------
     Sub-total                                       (796)          n/a           (659)          n/a
                                                 --------                    ---------
Consolidated cost of revenue                     $ 12,164            51%      $  9,500            55%
                                                 ========                    =========

Segment subtotals are presented as a percentage of segment revenue.

        Consolidated  cost of revenue  increased $2.7 million,  or 28%, to $12.2 million for the three  months  ended March 31, 2005 as compared to $9.5  million for the three months ended March 31, 2004. The primary  factors for the increase in 2005 were labor  costs of $0.8  million,  transaction  related  costs of $0.7 million,  including  execution  and  clearing  fees,  product  enhancement  cost amortization of $0.4 million,  which was primarily due to increased amortization on product enhancements capitalized to support our Technology Services products, data center  facility  management  expenses of $0.3  million,  telecommunication expense  of $0.2  million  and  cross  connection  fees of  $0.1  million.  As a percentage  of revenue,  cost of revenue  decreased  to 51% for the three months ended March 31, 2005, from 55% for the three months ended March 31, 2004, as the increase  in  the  previously  discussed  Technology  Services  and  Transaction
Services  revenue  exceeded  the  increases  in  our  Technology   Services  and
Transaction Services costs as mentioned below .

        Our Technology  Services segment cost of revenue increased $1.6 million, or 22%, to $9.0 million for the three  months  ended March 31, 2005  compared to
$7.4  million for the three  months  ended March 31,  2004.  This  increase  was primarily  attributable  to the  previously  discussed  increases  in  allocated corporate  expenses,  such as data center  labor,  telecommunications  expenses, depreciation  and  amortization  of fixed  assets  and  amortization  of product enhancements  in the  aggregate of $1.4  million.  Included in the increase were additional capital sale cost of revenue of $0.5 million, or 63%, to $1.3 million for the three  months  ended  March 31,  2005,  from $0.8  million for the three months ended March 31, 2004, and additional  service contract cost of revenue of
$0.3 million, or 33%, to $1.2 million for the three months ended March 31, 2005, from $0.9 million for the three months  ended March 31,  2004.  These  increases

                                  NYFIX, INC.

were  primarily  due to  increased  labor  costs to support our  products.  As a percentage  of revenue,  cost of revenue  decreased to 52% in 2005,  from 54% in
2004,  as the  increase  in our  revenue  grew at a  faster  rate  than the cost increases,  discussed  above.  We expect to see a slight decrease in our cost of revenue  as a  percentage  of revenue  in the  remainder  of 2005 as many of the
investments   in  property  and   equipment  in  our  data  center  and  network
infrastructure  made in recent years should yield lower costs as a percentage of revenue.

        Our Transaction Services segment cost of revenue increased $1.3 million, or 48%, to $4.0 million for the three  months  ended March 31, 2005  compared to
$2.7  million  for the three  months  ended March 31,  2004.  In addition to the previously  discussed increase of $0.7 million in transaction  related expenses, allocated  corporate  expenses,  such as data center  labor,  telecommunications expenses,  depreciation  and  amortization  of fixed assets and  amortization of product enhancement costs increased by $0.4 million. As a percentage of revenue, cost of revenue decreased to 56% for the three months ended March 31, 2005, from
69% for the three  months  ended  March 31,  2004,  as the  increase  in the our revenue grew at a faster rate than the cost increases discussed above. We expect our cost of revenue to decline as a percentage of Transaction  Services  segment revenue in 2005. This is  attributable to the expected  increases in revenue and the change in customer mix as described above,  which should enable us to spread our fixed costs,  including those for  self-clearing of our trades through NYFIX
Clearing, over a greater revenue base.

GROSS PROFIT AND GROSS PROFIT MARGIN (AS A PERCENTAGE OF REVENUE)

        The following  table  presents an overview of our gross profit and gross profit margin:

                                                 THREE MONTHS ENDED MARCH 31,
                                    ----------------------------------------------------
                                              2005                       2004
                                        $                %          $                %
                                    -------------------------   ------------------------
                                                       ($ in thousands)
Technology Services:
   Subscription                     $  5,484            46%     $  3,689            39%
   Capital sale                        1,117            46%        1,171            59%
   Service contract                    1,776            60%        1,563            63%
                                    --------                    --------
      Sub-total                        8,377            48%        6,423            46%
                                    --------                    --------
Transaction Services:
   Subscription                          455            40%           25             4%
   Service contract                       10             0%         --               0%
   Transaction                         2,674            45%        1,188            35%
                                    --------                    --------
     Sub-total                         3,139            44%        1,213            31%
                                    --------                    --------
Eliminations:
   Subscription                           (8)          n/a           (92)          n/a
   Transaction                             8           n/a            92           n/a
                                    --------                    --------
     Sub-total                          --                           --
                                    --------                    --------
Total gross profit:
   Subscription                        5,931            48%        3,622            39%
   Capital sale                        1,117            46%        1,171            59%
   Service contract                    1,786            60%        1,563            63%
   Transaction                         2,682            45%        1,280            38%
                                    --------                    --------
      Consolidated gross profit     $ 11,516            49%     $  7,636            45%
                                    ========                    ========

Percentages  are  presented  as a  percentage  of  segment  revenue,  except for consolidated  gross profit  percentages,  which are presented as a percentage of consolidated revenue.

                                  NYFIX, INC.

        Consolidated  gross profit  increased  $3.9 million to $11.5 million for the three  months  ended March 31, 2005 from $7.6  million for the three  months ended March 31, 2004.  The increase in revenue  outpaced the increase in cost of revenue, as previously discussed. Accordingly, our gross profit margin increased to 49% for the three  months  ended March 31,  2005,  as compared to 45% for the three months ended March 31, 2004.

        Our Technology  Services  segment gross profit increased $2.0 million to
$8.4 million for the three months ended March 31, 2005 from $6.4 million for the three months ended March 31, 2004.  As a percentage  of segment  revenue,  gross profit  margin  increased  to 48% for the three months ended March 31, 2005 from
46% for the three months  ended March 31, 2004.  The increase in gross profit is primarily  attributable to the increase in our technology  subscription revenue, which grew faster than the increases in our costs,  as  discussed.  We expect to see slight  improvements in our Technology  Services segment gross profit margin in the  remainder of 2005,  as many of the  improvements  to our data center and network  infrastructure  made in recent  years  should  yield  lower  costs as a percentage of revenue.

      Our Transaction  Services  segment gross profit  increased $1.9 million to
$3.1 million for the three months ended March 31, 2005 from $1.2 million for the three months ended March 31, 2004.  Transaction  Services  segment  gross profit margin  increased to 44% for the three months ended March 31, 2005,  as compared to 31% for the three months  ended March 31, 2004.  The increase in gross profit was primarily  attributable  to the increase in our transaction  revenue,  which grew faster than the increases in our costs. We expect our Transaction  Services segment  gross margin,  as a percentage of revenue,  to continue to improve as a percentage of Transaction Services segment revenue in 2005. This is attributable to the  expected  increases  in revenue and change in customer  mix as described above,  which  should  enable us to spread our fixed costs,  including  clearing expenses as a result of self-clearing our trades through NYFIX Clearing,  over a greater revenue base.

SG&A

        The following table presents an overview of our SG&A expense:

                                               THREE MONTHS ENDED MARCH 31,
                                        ---------------------------------------------
                                                2005                    2004
                                            $           %           $            %
                                        --------------------     --------------------
                                                          ($ in thousands)
Salaries and benefits                   $ 6,068          56%     $ 5,317          62%
Occupancy and related                       885           8%         953          11%
Marketing, travel and entertainment         563           5%         636           7%
Professional fees                         1,820          17%         660           8%
General and other                         1,568          14%       1,036          12%
                                        -------                  -------
      Total SG&A                    $10,904          46%     $ 8,602          50%
                                        =======                  =======

The total SG&A is presented as a percentage of consolidated revenue.

        SG&A expense  increased  $2.3 million,  or 27%, to $10.9 million for the three  months  ended March 31,  2005,  as compared to $8.6 million for the three months  ended  March 31,  2004.  The  increase  was  primarily  attributable  to increased  professional  and consulting  fees of $1.2 million due principally to legal  and  audit  fees  incurred  in  connection  with the  restatement  of our previously issued consolidated financial statements,  SEC matters and consulting fees related to Sarbanes-Oxley  initial  compliance;  and increased salaries and benefits of $0.8  million  primarily  due to increased  staffing  related to our growth and increased  primary health  insurance  costs. As a percentage of total revenue, SG&A expense decreased to 46% for the three months ended March 31, 2005 from 50% for the three months  ended March 31, 2004,  as the increase in revenue grew at a faster  rate than the  increase  in SG&A  expense.  We expect that our

                                   NYFIX, INC.

general and administrative  expenses,  particularly  related to our legal, audit and  consulting  fees  incurred in  connection  with SEC matters and  continuing
Sarbanes-Oxley  compliance  will not decrease in the near term. In addition,  we expect our  employee  benefit  costs to increase  in 2005 as our primary  health insurance  policies,  which  increased  19%,  renewed on  January  1,  2005.  To partially offset the anticipated cost increases in 2005, we deferred most of our employees' annual merit increases to be effective July 1, 2005.

R&D

        R&D expense  decreased $0.2 million to $0.1 million for the three months ended March 31,  2005,  from $0.3  million for the three  months ended March 31,
2004, as our software  developers and quality assurance  personnel focused their efforts on enhancing and extending the lives of our products. As a percentage of total revenue,  research and development  expense  decreased to less than 1% for the three months ended March 31, 2005,  from 2% for the three months ended March
31, 2004,  due to the  decrease in R&D expense and the  increase in revenue.  We expect a similar  amount of R&D  expense for each of the  remaining  quarters of
2005.

EQUITY IN LOSS OF UNCONSOLIDATED AFFILIATE

        We  recognized  equity  in the  loss  of  EuroLink,  our  unconsolidated affiliate,  of $0.1 million for the three months ended March 31, 2004. Effective
March 29,  2004,  we acquired  the  remaining  60% of  EuroLink  that we did not already own, and consolidated EuroLink as of that date.

DEPRECIATION AND AMORTIZATION

        Depreciation and amortization  expense remained constant at $0.5 million for both the three  months  ended March 31, 2005 and 2004.  As a  percentage  of total revenue,  depreciation  and amortization  expense  decreased to 2% for the three  months  ended March 31, 2004 from 3% for the three months ended March 31,
2004.  The decrease as a percentage  of total  revenue was  attributable  to the increased revenue.

INCOME (LOSS) FROM OPERATIONS

        Income from  operations was $13,000 for the three months ended March 31,
2005, as compared to a loss from operations of $1.9 million for the three months ended March 31, 2004. The improvement in operating  results was primarily due to increased  revenue,  partially  offset by  increased  cost of  revenue  and SG&A expense,  as described  above.  As a percentage  of total  revenue,  income from operations  was less than 1% for the three  months  ended  March  31,  2005,  as compared to a deficit of 11% on the loss from  operations  for the three  months ended March 31,  2004.  The  improvement  as a percentage  of total  revenue was attributable  to revenue  growing at a faster rate than the  increase in cost of revenue and SG&A expense.

INTEREST EXPENSE

        Interest  expense  increased $0.1 million,  or 100%, to $0.2 million for the three  months  ended March 31, 2005 from $0.1  million for the three  months ended March 31, 2004,  primarily due to interest on the convertible  note issued on December 30, 2004. We expect to see higher interest  expense in the future as a result of the convertible note issuance.

INCOME TAXES

        We recorded an income tax provision of $14,000 and an income tax benefit
of  $0.8   million  for  the  three  months  ended  March  31,  2005  and  2004, respectively.  We have a valuation  allowance of $25.7 million at March 31, 2005 and $25.6  million at  December  31,  2004.  Until we can achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our deferred tax assets and we expect our effective tax rate to be minimal.  Our effective tax rate was 12% and 40% for the three months ended March 31, 2005 and
2004,  respectively.  Our  effective tax benefit rate for the three months ended

                                   NYFIX, INC.

March 31, 2005 is lower than the Federal  statutory  rate  primarily  due to the valuation  allowance  recorded on our deferred  tax assets.  Our  effective  tax benefit  rate for the  three  months  ended  March 31,  2004 is higher  than the
Federal  statutory  rate  primarily due to the benefits of certain  research and development tax credits and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Historically,  a significant  source of our funding has been the sale of equity  securities.  Between  1997 and 1999 we raised a total of $9.5 million in net proceeds through several private  placements where we issued an aggregate of
3,431,000  shares of our common stock. In 2001, we raised $57.3 million,  net of expenses, from a follow-on public offering of three million shares of our common stock. We used a portion of the net proceeds from the follow-on  public offering to  repurchase  1.3 million  shares of our common stock at an aggregate  cost of
$19.1 million.  We also have historically  received funding from the exercise of stock  options by  employees,  which  aggregated  $1.6 million from 2002 through
March 31,  2005.  We funded  our  acquisitions  of  Javelin,  NYFIX  Millennium,
Renaissance and EuroLink  primarily  through the issuance of our common stock or promissory  notes payable in our common stock, or at our option,  cash. Refer to
Item 1 Acquisitions in our 2004 Form 10-K.

        We used cash from  operations  of $1.5 million in the three months ended
March 31,  2005,  primarily  as a result of increased  accounts  receivable  and decreased  accounts payable,  as a result of the availability of cash due to the issuance of the $7.5 million  convertible note on December 30, 2004. Our primary source of cash from operations is from revenue received from our customers.  Our primary uses of cash for operations include data center expenses,  including its operations  and  telecommunication  costs,  and  operating  expenses,  including salaries and  benefits,  marketing,  travel and  entertainment,  office rent and related occupancy, and other general and administrative expenses.

        We invested  $0.4  million for the three months ended March 31, 2005 and
$1.4  million  for the three  months  ended  March 31,  2004 in our data  center infrastructure  and other property and equipment to keep current with technology trends.  We expect to continue to invest at a lower level in 2005 as compared to
2004.

        We have capitalized  product  enhancements of $1.2 million for the three months ended March 31, 2005 and $1.8  million for the  three months  ended March
31, 2004 to keep our products  competitive.  The increase in capitalized product enhancement  costs  since 2003 is  primarily  attributable  to our  Javelin  and
Renaissance  product  lines.  We have many product  enhancements  in development which we expect to release into  production  during 2005. We anticipate  that we will  capitalize a lower amount in 2005 for product  enhancements as compared to
2004.

        We acquired net cash of $1.4 million in 2004 related to our acquisitions primarily related to the receipt of escrowed funds of $1.2 million held pursuant to a settlement  agreement with a representative  of the former  shareholders of
Javelin. In connection with our Renaissance  acquisition,  we issued outstanding notes payable over the next several years, aggregating $3.0 million, payable, at our option,  in cash or our common stock.  During 2004,  pursuant to notice from certain payees after default on the notes,  we issued shares of our common stock as payment of $2.0 million in principal  amount of such notes.  On July 2, 2004, we issued  shares of our common  stock in payment of $0.2  million of such notes that came due on July 1,  2004.  We intend  to pay the  remaining  debt with our common  stock,  thus not  requiring  cash.  On March 29,  2004,  we acquired the remaining  60% of  EuroLink's  common stock that we did not already own. We paid for the EuroLink transaction with $24,000 in cash

                                   NYFIX, INC.

and  one-year  promissory  notes  payable  in our common  stock or cash,  at our option,  valued at $0.5  million.  We intend to pay the notes  using our  common stock. Due to the delay in issuing our 2004 consolidated  financial  statements, we were  unable to issue our  common  stock to satisfy  this debt.  We intend to settle  this  obligation  through  the  issuance  of  common  stock  as  soon as practicable  subsequent  to the  filing of our 2004 Form 10-K and our  Report on
Form 10-Q for the three  months  ended March 31,  2005.  We intend to  integrate
EuroLink  with  NYFIX  International.  We have no current  plans or  agreements, commitments or understandings for any other acquisitions; we plan to continue to focus on the synergies arising from our previous acquisitions.

        Our long-term  capital needs depend on numerous  factors,  including the rate at which we obtain new customers  and expand our staff and  infrastructure, as  needed,  and the rate at which we invest in new  technologies  to modify our
NYFIX Network and products. We have ongoing needs for capital, including working capital for  operations  and  capital  expenditures  to maintain  and expand our operations.

        At March 31, 2005, our principal  sources of liquidity  were cash,  cash equivalents  and  short-term  investments  in the aggregate of $23.6 million and accounts receivable of $16.0 million. At March 31, 2005, we had current accounts payable and accrued expenses aggregating $15.6 million. We do not expect to make any significant  income tax payments in 2005 due to available net operating loss carryforwards  and research and development tax credits.  In connection with the restatement of our accounting for previously granted stock options, we do expect to amend certain tax filings. We do not expect this to have a material impact on our cash flows.

        NYFIX Clearing,  NYFIX  Transaction  Services and NYFIX  Millennium,  as
registered  broker-dealers,  are subject to the minimum net capital requirements of the NASD. NYFIX International,  as an FSA-registered  broker-dealer,  is also subject to minimum net capital requirements.  During the year ended December 31,
2003, we funded $10.8 million to NYFIX Clearing in order to maintain its minimum excess net capital  requirement  of $10.0 million as a condition of its approval by the DTCC.  During the year ended  December  31, 2004,  we provided  aggregate additional  capital of $1.3  million in the form of  capital  contributions  and subordinated  loans to enable our US broker-dealer  subsidiaries to individually and collectively exceed their net capital requirements, and another $1.3 million to NYFIX  International  in the form of capital  contributions as a condition of
NYFIX  International's  approval  by the FSA. In the first  quarter of 2005,  we provided our broker-dealer  subsidiaries  aggregate  additional  capital of $2.8
million  in  the  form  of  capital  contributions.   At  March  31,  2005,  our
broker-dealer  subsidiaries  had aggregate net capital of $15.4  million,  which exceeded the aggregate  minimum net capital  required by $4.0 million.  At March
31,  2005,  we had an  aggregate  of $15.4  million  of our  consolidated  cash,
cash-equivalents   and   short-term   investments   committed  to  maintain  our
broker-dealer  subsidiaries'  minimum  and, in the case of NYFIX  Clearing,  its minimum  excess net capital  requirements  of $11.4 million.  Our  broker-dealer subsidiaries  may  need us to  fund or  commit  more of our  consolidated  cash, cash-equivalents  and  short-term  investments  in the future to maintain  their individual minimum and minimum excess net capital requirements. If any or all of these  broker-dealer  subsidiaries  were to fall below their  minimum or minimum excess net capital  requirements,  their operations may be restricted by certain regulatory agencies.

        As a result of the reduced availability of cash due to our broker-dealer net capital  requirements,  as  described  above,  and our  continued  operating losses, on December 30, 2004, we issued a $7.5 million  Convertible Note with an interest  rate  of 5% due in  December  2009  (the  "Note")  through  a  private placement  to a lender.  The  interest  is  payable in cash or, at our option as described below, by the issuance of shares of our common stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June 30, 2005.

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

                                   NYFIX, INC.

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

        If we issue our  common  stock to convert  the Note or to make  interest payments, we are required to pay a 5% premium based on an average of the closing price of our common  stock for the  previous  ten days.  If we convert  the Note prior to December 30,  2007,  we are  required to pay an  additional  make-whole interest payment in either cash or our stock at our discretion.

        As a result of the restatement of our financial  statements for the year ended  December  31,  2003,  we were in breach of  certain  representations  and warranties  relating to those financial  statements that constituted an event of default under the Note. On June 24, 2005,  the Lender waived all defaults  under the Note and  extended  the  requirement  to have a  registration  statement  be effective  for the shares of our  common  stock that may be issued as payment of principal or interest  under the Note to March 31, 2006. In exchange,  we agreed to reduce the price at which the lender can convert  the Note into common  stock from $6.94 per share, as described  above,  to $5.75 per share,  which was a 16%
premium over the average of our common stock  closing price for the five trading days preceding June 24, 2005.  Accordingly,  our option to convert the Note into our common  stock is based on the market  price of our stock  during the term of the Note which requires,  among other things, our common stock to exceed 150% of the price (or $8.63 per common share on a revised basis) at which the Lender can convert the Note.

        In addition,  at the option of the Lender, we may issue to the Lender up to an additional $2.5 million note under terms substantially similar to those of the Note. The Lender requested,  and we agreed to extend the termination date of the option to issue the  additional  $2.5  million  note from March 30,  2005 to until ten days after the date we filed our 2004 Form 10-K.

        We believe that our cash and short-term  investments of $23.6 million at
March 31, 2005,  together with anticipated cash to be generated from operations, will be  sufficient  to support  our  capital  and  operating  needs and the net capital  requirements  of our  broker-dealer  operations  for at least  the next twelve months.

WORKING CAPITAL

        At March 31, 2005,  we had working  capital of $22.9 million as compared to $20.8  million at December  31,  2004.  The  increase in working  capital was principally  due to the increased  revenue which  resulted in a higher  accounts receivable  balance,  partially  offset by cash  used to  acquire  property  and equipment and to enhance our products.

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

        Net cash used in  operating  activities  in the three months ended March
31,  2005  was  $1.5  million,  as our net loss of $0.1  million,  adjusted  for non-cash items,  such as  depreciation,  amortization and deferred income taxes, provided $3.8 million. Unfavorable working capital and other asset and liability changes of $5.3 million, including accounts receivable of $2.7 million, accounts payable and other  liabilities  of $2.0  million and prepaid  expenses and other assets of $0.7 million were partially  offset by an increase in deferred revenue of $0.2 million.

                                   NYFIX, INC.

        Net cash  provided by  operating  activities  in the three  months ended
March 31, 2004 was $1.9 million,  as our net loss of $1.2 million,  adjusted for non-cash items, such as depreciation, amortization, deferred taxes and equity in loss of unconsolidated affiliates, provided $2.4 million. Unfavorable changes of
$0.5  million,  including  prepaid and other assets of $1.3 million and accounts receivable  of $1.1  million,  were  partially  offset by increases in brokerage payables (net of brokerage  receivables) of $0.4 million,  accounts  payable and other liabilities of $1.4 million and deferred revenue of $0.1 million.

CASH PROVIDED BY (USED IN) PROVIDED BY INVESTING ACTIVITIES

        For the  three  months  ended  March  31,  2005,  net cash  provided  by investing activities was $1.0 million.  This consisted primarily of the net sale
of  short-term  investments  of  $2.6  million,   partially  offset  by  product
enhancement costs of $1.2 million and capital  expenditures,  primarily for data center equipment and software, of $0.4 million. On a quarterly basis in 2005, we expect to invest a similar amount of cash for capital  expenditures for property and  equipment as well as product  enhancement  costs,  as compared to the first quarter of 2005.

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

CASH USED IN FINANCING ACTIVITIES

        For the three months  ended March 31,  2005,  net cash used in financing activities  totaled $0.2  million,  consisting  primarily of principal  payments under  capital  lease  obligations.  In 2005,  we expect  to repay  debt of $0.4 million and capital lease  obligations of $0.6 million.  We may elect to pay our promissory note obligations with our common stock, thus not requiring cash.

        For the three months  ended March 31,  2004,  net cash used in financing activities  totaled $0.1  million,  consisting  primarily of principal  payments under  capital  lease  obligations  of $0.2  million,  partially  offset  by net proceeds from the issuance of common stock  resulting from the exercise of stock options by employees of $0.1 million.

SEASONALITY AND INFLATION

        We believe that our operations have not been  significantly  affected by seasonality or inflation.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123(R), SHARE-BASED PAYMENTS.
SFAS No. 123(R) is a revision of SFAS No. 123 and  supersedes APB No. 25 and its related  implementation  guidance.  SFAS 123(R)  establishes  standards  for the accounting for transactions in which an entity exchanges its equity for goods or services.  It also addressed  transactions in which an entity incurs liabilities in  exchange  for  goods or  services  that are  based on the fair  value of the entity's  equity  instruments  or that may be settled by the  issuance  of those equity  instruments.  SFAS  No.  123(R)  focuses  primarily  on  accounting  for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123(R) allows entities to apply a modified retrospective application to periods before the required  effective  date.  SFAS No. 123(R) is effective for public  entities that do not file as small business  issuers as of the beginning of the first interim or annual  reporting period that begins after

                                   NYFIX, INC.

June 15, 2005,  or in our case January 1, 2006.  The Company is  evaluating  the impact  of  SFAS  No.  123(R),  which  could  have  a  material  impact  on  its consolidated financial statements.

        In December 2004, the FASB issued SFAS No. 153, EXCHANGES OF NONMONETARY
ASSETS.  SFAS No. 153  addresses  the  measurement  of exchanges of  nonmonetary assets.  SFAS No. 153 eliminates  the exception from the fair value  measurement for  nonmonetary  exchanges of similar  product assets in paragraph 21(b) of APB
Opinion No. 29, ACCOUNTING FOR NONMONETARY TRANSACTIONS, and replaces it with an exception  for exchanges  that do not have  commercial  substance.  SFAS No. 153 specifies  that a nonmonetary  exchange has  commercial  substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have not completed our analysis of the impact of SFAS No. 153, but as we have not been  involved in  significant nonmonetary  exchanges in the past, we do not expect that the provisions of SFAS
No. 153 will have a material impact on our consolidated financial statements.

        In November 2004, the FASB issued SFAS No. 151,  INVENTORY  COSTS.  SFAS
No. 151 amends Accounting Research Bulleting ("ARB") No. 43 INVENTORY Pricing to
clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period  charges.
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

        In March 2005,  the FASB issued  Interpretation  No. 47,  ACCOUNTING FOR
CONDITIONAL  ASSET RETIREMENT  OBLIGATIONS ("FIN 47"). FIN 47 clarifies that the term conditional asset retirement  obligations as used in Statement of Financial
Accounting  Standards  No. 143,  ACCOUNTING  FOR ASSET  RETIREMENT  OBLIGATIONS,
refers to a legal  obligation to perform an asset  retirement  activity in which the timing and/or method of settlement are conditional on a future event. FIN 47 requires that these  obligations be recognized if their fair value is reasonably estimable.  FIN 47 is effective for fiscal years ending after December 15, 2005.
We do not  expect  the  provisions  of FIN 47 to have a  material  impact on our
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

                                   NYFIX, INC.

        We are exposed to market risk  principally  through  changes in interest rates and equity prices. Our short and long-term  investment  portfolios of $1.9 million and $4.5 million at March 31, 2005 and December 31, 2004,  respectively, consisted  of $0.6  million  and $1.2  million,  respectively,  of auction  rate certificates.  Risk is limited on the auction rate certificates portfolio due to the fact that it is invested in insured municipal bonds. The potential  decrease in fair value resulting from a hypothetical 10% change in interest rates for the auction rate  certificates  would not be material to  operations,  cash flows or fair value.

        We are  subject  to  interest  rate  risk on our $1.3  million  and $3.3 million of treasury bills at March 31, 2005 and December 31, 2004, respectively.
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
In the substantial majority of our transactions, we receive payments denominated in the US dollar, British pounds sterling or the Euro. Therefore, we do not rely on  international  currency markets to obtain and pay illiquid  currencies.  The foreign  currency  exposure  that  does  exist is  limited  by the fact that the majority of transactions are paid according to our standard payment terms, which are generally  short-term  in nature.  For the three months ended March 31, 2005 and 2004, we recorded a foreign  exchange  translation  loss of $0.1 million for each period.

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

                                   NYFIX, INC.

possibility of human error and the  circumvention  or overriding of the controls and procedures.  Accordingly,  even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

        We, including our Chief Executive  Officer and Chief Financial  Officer,
have conducted an evaluation of the effectiveness of the design and operation of our  disclosure  controls  and  procedures,  as defined in Rules  13a-15(e)  and
15d-15(e) under the Exchange Act, as amended, as of March 31, 2005. Based on our evaluation of the  effectiveness  of the design and operation of the  disclosure controls  and  procedures,  because of the matters  discussed  below,  our Chief
Executive  Officer and Chief  Financial  Officer  concluded  that the  Company's disclosure controls and procedures were not effective as of March 31, 2005.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining  adequate internal  control over financial  reporting (as defined in Rule 13a-15(f)  under the Securities Exchange Act of 1934, as amended). NYFIX, Inc.'s internal control over  financial  reporting was designed to provide  reasonable  assurance to our management  and NYFIX,  Inc.'s Board of Directors  regarding the  reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting  principles"),  and includes those policies and procedures that:

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

        All internal control systems, no matter how well designed, have inherent limitations.  Therefore,  even those  systems  determined  to be  effective  can
provide  only   reasonable   assurance  with  respect  to  financial   statement
preparation and presentation.  These inherent  limitations include the realities that judgments in  decision-making  can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally,  controls can be circumvented by the individual acts of some people, by collusion of two or more people, or by management override.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance  that any design will  succeed in achieving  its stated goals under all  potential  future  conditions;  over time,  control  may become  inadequate because of changes in conditions,  or the degree of compliance with the policies or  procedures  may  deteriorate.  Because  of  the  inherent  limitations  in a cost-effective control system, misstatements due to error or fraud may occur and not be  detected.  A  material  weakness  in  internal  control  over  financial reporting  is a control  deficiency  (within the  meaning of the Public  Company
Accounting Oversight Board ("PCAOB") Auditing Standard No. 2), or combination of control deficiencies,  that results in there being more than a remote likelihood that a material  misstatement of the annual or interim financial statements will not be prevented or detected.  PCAOB Auditing Standard No. 2 identifies a number of circumstances  that, because of their likely  significant  negative effect on internal  control  over  financial  reporting,  are to be  regarded  as at least significant  deficiencies as well as strong  indicators that a material weakness exists,  including the restatement of previously issued  consolidated  financial statements to reflect the correction of a misstatement.

                                   NYFIX, INC.

        Management  assessed the effectiveness of NYFIX, Inc.'s internal control over  financial  reporting  as of March 31,  2005.  In making  this  assessment,
management   used  the  criteria  set  forth  by  the  Committee  of  Sponsoring
Organizations   of  the   Treadway   Commission,   or  COSO,   in  its  Internal
Control-Integrated Framework. Based on this assessment, management has concluded that,  as of March 31, 2005,  NYFIX,  Inc. did not maintain  effective  internal control over financial reporting, due to the following material weakness: NYFIX,
Inc. did not design and  implement  adequate  policies and  procedures to review
certain   transactions   for  compliance  with  generally  accepted   accounting
principles.  The material weakness  resulted in the  misapplication of generally accepted  accounting  principles related to accounting for compensation  expense attributable to stock options granted, a tenant allowance and the recognition of rent expense as of the lease  commencement date contained in an operating lease, and deferred income taxes in connection with certain acquisitions, as summarized below:

        1)   We  determined  that  our  accounting  for   compensation   expense
             attributable  to stock  options  granted to certain  employees  and directors  between 1993 and 2004 was  incorrect  for the  following reason:  the intrinsic  value of certain  stock options  granted to employees and directors was  calculated as of a date other than the measurement  date.  The  adjustments  required  us to  correct  the accounting for compensation  expense  attributable to stock options granted,  resulting  in a  material  adjustment  to our  previously issued consolidated financial statements.  As a result, we restated
             our previously issued consolidated  financial  statements contained in our 2004  Form  10-K.  In  addition,  we intend to amend our tax filings, as necessary.

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

        3)   We  determined  that our  accounting  for deferred  income taxes in connection with certain acquisitions was incorrect,  because we did not correctly  identify and account for the  allocation of deferred tax assets and liabilities  acquired.  As a result, we restated our previously issued consolidated  financial  statements  contained in our 2004 Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        As a result  of the  breadth  and  depth  of the  reviews  performed  to implement and to maintain  compliance with the provisions of the  Sarbanes-Oxley
Act of 2002, we have made, and intend to continue to make, various  improvements to our system of internal control over financial reporting. The Company made the following  changes in the fourth quarter of the year ended December 31, 2004 and in 2005 that it believes  will have a material  affect on internal  control over
financial   reporting.   These  improvements  include  additional  and  enhanced
reconciliations  and controls over the  disclosure  process.  In addition to the above remediation,  we have supplemented,  and intend to continue supplementing, our internal and external  expertise in  accounting  and tax, and also intend to enhance our internal  review  procedures for all new,  unusual or  non-recurring transactions to ensure proper treatment and disclosure.

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

ITEM 6.  EXHIBITS

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

                                   NYFIX, INC.

                                   By: /s/ Mark R. Hahn
                                       ---------------------------------
                                       Mark R. Hahn
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                          Officer)

Dated: June 29, 2005

                                 Exhibits Index

Exhibit

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