Form 10-K
period 2005-12-31
NYFIX INC
filed 2007-03-07
CIK 99047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-K

__________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to

Commission file number: 0-21324

_____________________________

NYFIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1344888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

__________________________

100 Wall Street
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 525-3000

__________________________

Securities registered pursuant to Section 12(b) of the Act:

None

__________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001 Per Share

__________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.        Yes No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                         Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	Accelerated Filer	Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).                              Yes No

The aggregate market value of our outstanding common stock held by non-affiliates was approximately $144,234,000 as of June 30, 2006, based on the closing market price of our common stock. The amount shown is based on the closing price of NYFIX common stock as reported on the National Quotation Bureau “pink sheet” service.

There were 35,748,708 shares of our common stock outstanding on February 15, 2007.

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. This report on Form 10-K may include forward-looking statements about future Securities and Exchange Commission (the “SEC”) filings, future restatements and related charges, future activities of new employees and the impact thereof on us. From time to time our management may make, or in the past has made, forward-looking statements on telephone or conference calls, by webcast or emails, in person, in presentations or written material, or otherwise. Forward-looking statements are not historical facts but instead represent only our belief regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, and may also include our belief regarding the effect of proposed transactions or various legal proceedings, as well as the impact of our ability to meet periodic filing deadlines, initiatives that may impact future business activities, and future disclosure practices. We have no duty to update these statements. Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements due to various factors, including but not limited to: general economic conditions; the impact of us recording a sufficiently large impairment charge relating to our goodwill because we are not profitable; the effects of current, pending and future legislation; regulation and regulatory actions; our ability to achieve and maintain effective internal control over financial reporting in accordance with SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act; the impact of accounting for stock-based compensation and ongoing regulatory investigations, including the possibility of new and significant information subsequently arising which could lead to different determinations and require different accounting treatment; actions and initiatives by both current and future competitors; the risks related to our ability to market and develop our products and services; our success in obtaining, retaining and selling additional products and services to clients; the pricing of products and services; stock market activity; the ability of NYFIX Clearing Corporation to clear trades due to maximum limits imposed by the Depository Trust & Clearing Corporation (the “DTCC”) and the need for intra-day funding commitments from third parties; the ability of our Transaction Services Division to maintain third-party assistance to access exchanges and other important trading venues; our ability to comply with the SEC's net capital rule; the impact of our customers defaulting on their trading obligations; a decline in trading by our buy side clients; changes in technology; the availability of skilled technical associates; our ability to obtain necessary network equipment, technical support or other telecommunications services or being forced to pay higher prices for such equipment, support or services; and the impact of new acquisitions and divestitures; and other risks and uncertainties including those detailed in our SEC filings; as well as future decisions by us. We cannot assure you that the forward-looking statements will prove to be accurate and the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved. All trademarks, trade names, logos, and service marks referenced herein belong to NYFIX, Inc.

INTRODUCTORY EXPLANATORY NOTE

In this report on Form 10-K we are restating our consolidated financial statements for prior periods and related financial statement disclosures to reflect adjustments necessary to correct accounting errors in previously reported consolidated financial statements for fiscal years 1993 through 2004 and an interim period in 2005 (the “2005 Restatement”). In our annual report on Form 10-K for the year ended December 31, 2004 (filed in June 2005), the Company, then led by a different Chief Executive Officer and Chief Financial Officer, corrected errors in our previously reported consolidated financial statements for fiscal years 1993 through 2003 and interim periods in 2004 (the “2004 Restatement”). We have concluded that the 2004 Restatement was incomplete and incorrect and believe that the 2005 Restatement addresses those defects.

The 2005 Restatement reflects the accounting conclusions of current management following its extensive internal review of our historical stock-based compensation awards as well as its overall accounting review. Our consolidated financial statements for the years ended December 31, 2004 and 2003 have been re-audited by our independent registered public accounting firm engaged in November 2005. Our internal review was overseen by the Audit Committee of our Board of Directors and a special Subcommittee of the Audit Committee formed in connection with a restructuring of the Board and of management that commenced in September 2005.

As part of the 2005 Restatement, as described in Note 2 to the Consolidated Financial Statements, significant legal and other judgments were relied upon and applied.  These judgments included determinations as to the validity of grants, measurement dates, and other matters.  Any and all of these determinations could be challenged.

In addition to correcting errors related to stock-based compensation, the 2005 Restatement also corrects errors related to accounting for acquisitions and investments, revenue recognition, income taxes, and treasury stock issuances. These changes are described in more detail in (i) Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and (ii) Note 2 to the Consolidated Financial Statements.

As a result, in addition to the basic financial statements included herein denoting such restated amounts for the years ended December 31, 2004 and 2003 “as restated”, we are restating certain amounts included in several footnotes to the Consolidated Financial Statements which refer to the years ended December 31, 2004 and 2003, each of the quarters in 2004 and the first quarter of 2005, including but not limited to:

(i)

  Pro forma disclosures for stock-based compensation expense required under Statement of Financial  Accounting Standards No. 123,   Accounting for Stock-Based Compensation, included in Note 1 - Summary of Significant   Accounting Policies and Note 2 - Restatement of Consolidated Financial Statements

(ii)	amounts in Note 4 - Acquisitions
(iii)	amounts in Note 5 - Goodwill and Acquired Intangible Assets
(iv)	amounts in Note 11 - Stockholders' Equity
(v)	amounts in Note 12 - Income Taxes
(vi)	amounts in Note 13 - Related Party Transactions
(vii)	amounts in Note 15 - Stock Option Plans
(viii)	amounts in Note 19 - Quarterly Financial Data (Unaudited)

Certain Items, including but not limited to those listed below, reflect restated financial information and other updated information consistent with the 2005 Restatement.

(i)	Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(ii)	Item 6. Selected Consolidated Financial Data
(iii)	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(iv)	Item 11. Executive Compensation

The following table sets forth the aggregate impact of the required corrections on our results of operations for both the 2004 Restatement, including 2004 interim periods, and the 2005 Restatement.

	(Decrease) Increase in Reported Results
	(in thousands)
	2004 Restatement	2005 Restatement	Total
• Stock-based compensation (1993 - 2004)	$(16,665)	$(38,446)	$(55,111)
• Acquisitions and investments (2002 - 2004)	-	(5,465)	(5,465)
• Revenue recognition (2001 - 2004)	-	(3,013)	(3,013)
• Income taxes (1999 - 2004)	4,758	4,832	9,590
• Payroll taxes and other (2001 - 2003)	(641)	-	(641)

	$(12,548)	$(42,092)	$(54,640)

We have included in this report on Form 10-K quarterly financial information and related discussions with respect to the periods ended September 30, 2005 and June 30, 2005, which information has not previously been filed.

We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the 2005 Restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

We have identified material weaknesses regarding elements of our internal control over financial reporting as described in more detail in “Controls and Procedures” in Item 9A of this report on Form 10-K. As a result of these material weaknesses, we have concluded that as of December 31, 2005, the Company’s management did not maintain effective internal control over financial reporting.

To address the material weaknesses, we performed additional analyses and other procedures to ensure that our Consolidated Financial Statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the Consolidated Financial Statements included in this report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Given the significant delay in the filing of our annual report on Form 10-K for 2005, certain amounts and discussions, as indicated, have been updated to include relevant 2006 information insofar as it is practicable to do so.

PART I

Item 1. Business

Page

Overview	5
Recent Developments	6
Industry Overview	11
Government Regulation
Technological Developments
Trading Volume Growth
NYFIX Competitive Strengths	14
Markets and Customers –see specific Division discussion
Division Overview	17
FIX Division
Transaction Services Division
Order Management Systems (“OMS”) Division
Order Book Management Systems (“OBMS”) Division
Competition	27
NYFIX Sales and Marketing	28
Technology Operations and Product Development	28
Product Support and Service
Business Continuity and Disaster Recovery
Our Reliance upon Large Clients
Intellectual Property and Other Property Rights
Backlog and Seasonality	32
Employees	32
Available Information	32

Overview

NYFIX, Inc., a pioneer in electronic trading solutions, continues to transform trading through innovation.  The NYFIX Marketplace is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium L.L.C. (“NYFIX Millennium®”) provides the NYFIX Marketplace with new methods of accessing liquidity.  NYFIX also provides value-added informational and analytic services and powerful tools for measuring execution quality.  As a trusted business partner to investment managers, mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables ultra-low touch, low impact market access and end-to-end transaction processing.

We design, produce and sell technology based products and services to professional financial services organizations, including hedge funds, that are engaged in traditional asset management activities (including the trading of those assets), proprietary trading, and/or the handling of client orders in the U.S. and international securities markets.

Value-added innovations to the FIX Protocol

Many of our products and services utilize the Financial Information eXchange (“FIX”) Protocol which is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYFIX has been a pioneer in the commercial marketplace for FIX software and services.

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors (e.g., hedge funds, investment advisers, mutual funds and pension funds) and the Sell-Side broker-dealers, and through exchanges (e.g., NYSE, AMEX, Nasdaq and regional exchanges), the over-the-counter (“OTC”) market, alternative trading systems (“ATSs”) and electronic communication networks (“ECNs”).

History of NYFIX, Inc.

NYFIX, Inc. was formerly known as Trinitech Systems Inc. (“Trinitech”) until 1999.  In 1991, Trinitech Business Systems, Inc. merged into Trans-Aire Electronics, Inc. which changed its name to Trinitech after the merger.  NYFIX, Inc. is a Delaware corporation whose common stock was listed on the Nasdaq National Market (“Nasdaq”) in 2000 and traded under the symbol NYFX.  During certain periods in 2005 the common stock traded under the symbol NYFXE, indicating that we had not filed timely reports with the SEC and Nasdaq.  On November 1, 2005, our stock was delisted from trading on Nasdaq for failure to file required SEC periodic reports (our quarterly reports on Form 10-Q) for 2005. Our stock is now quoted on the Pink Sheets under the symbol NYFX. With the filing of this report on Form 10-K, we believe that we will have filed information pertaining to all periodic reporting periods through December 31, 2005. We intend to comply with exchange listing requirements and, after filing periodic reports for 2006 and becoming current in all periodic filings, to request re-listing of our common stock to resume trading.

All references to 2003, 2004 and 2005 refer to our fiscal year ended, or the date, as the context requires, December 31, 2003, December 31, 2004 and December 31, 2005, respectively.

Financial information concerning our business units for each of 2003, 2004 and 2005 is set forth in the Consolidated Financial Statements and the notes thereto. In 2005, 87.8% of our revenues were derived from our U.S. businesses and 12.2% from our non-U.S. businesses.

We have offices in New York City, London’s Financial District, San Francisco, and Stamford, CT. We operate redundant data centers in the northeastern U.S. with data center hubs in London, Amsterdam, Hong Kong and Tokyo.

Recent Developments

Stock Options and Other Accounting Matters

In our Introductory Explanatory Note to this report on Form 10-K, we discuss the 2005 Restatement of our results for prior periods, including the restatement of certain amounts and information throughout this report on Form 10-K resulting from the 2005 Restatement. In Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure, Item 9A. Controls and Procedures and in Note 2 to the Consolidated Financial Statements, we discuss in detail the matters involved in the 2005 Restatement, including issues relating to our historical stock option granting processes and related accounting during the period from 1993 to 2004. These discussions include, without limitation, how these matters arose, their impact on our historical financial statements, investigations conducted by the SEC and by management (as overseen by the Audit Committee and Subcommittee), the resultant delay in filing our annual report on Form 10-K for 2005, including quarterly periods and our quarterly reports on Form 10-Q for 2006, the resignation of our former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), and their replacement by Friedman LLP (“Friedman”), and material weakness in our internal control over financial reporting and remedial actions taken by us. These discussions also include the misstatement of accounting losses incurred by Renaissance Trading Technologies, LLC (“RTT” or “Renaissance”) and EuroLink Network, Inc. (“EuroLink”), incorrect revenue recognition, accounting for income taxes and treasury stock issuances.

Grand Jury Subpoena

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney, we are responding to the subpoena by producing the documents we produce to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one of our current employees and one of our former employees and with at least one employee of our former independent registered public accounting firm.

IRS Document Request

On November 10, 2006, we received a request from the Internal Revenue Service (“IRS”) for documents relating to our stock option grants in connection with an IRS examination of our tax returns for the years 2001 and 2004. Since certain of these options were granted at a price below the fair market value of our stock on the date of grant and have other documentation issues, they do not qualify for Incentive Stock Option tax treatment under Section 409A of the Internal Revenue Code. As a result, we have certain tax exposure, as the Company, under former management did not properly withhold income and payroll taxes. We also have certain tax exposure, under Section 409A, for employee taxes potentially due on option grants made with exercise prices below fair market value on the date of grant.

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market, subject to our filing of our quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC investigation into our accounting for stock option grants (see Notes 2 and 10 to the Consolidated Financial Statements), these filings were not made by October 31, 2005 and our common stock was delisted from the Nasdaq National Market on November 1, 2005.

As a result of this delisting, our common stock is currently traded in the OTC securities market with real-time quotes available on the National Quotation Bureau’s “Pink Sheets,” an electronic quotation service, using the symbol NYFX. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market. In addition, if the market price of our common stock is less than $5.00 per share, our common stock could be considered a penny stock and become subject to the regulations applicable to penny stocks.

Investments in NYFIX

Warburg Pincus Private Equity IX, L.P.

On October 12, 2006, we closed a Securities Purchase Agreement (the “Purchase Agreement”) with Warburg Pincus Private Equity IX, L.P. (the “Investor” or “Warburg Pincus”), pursuant to which the Investor acquired shares of Series B Voting Convertible Preferred Stock (the “Series B Preferred”) and a warrant (the “Warrant”) to purchase shares of our common stock. We are using and will use the net proceeds from the transaction for general corporate purposes and business development.

Under the terms of the Purchase Agreement, we sold and issued 1,500,000 shares of Series B Preferred to the Investor at an aggregate purchase price of $75 million, or $50 per share. Each share of Series B Preferred is convertible, at the option of the holder, in whole or in part, at any time and from time to time, initially into 10 shares of our common stock at an initial conversion price of $5.00 per share. The conversion price is subject to adjustment upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events, and adjustments for anti-dilution protection for certain issuances below the conversion price.

Under the terms of the Purchase Agreement, we also issued the Warrant, entitling the Investor to purchase 2,250,000 shares of our common stock at an exercise price of $7.75. The Warrant is exercisable at the option of the Investor, in whole or in part, at any time and from time to time prior to the tenth anniversary of the closing of the transaction. The exercise price is subject to adjustment upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events.

The Series B Preferred has the right to receive semi-annual dividends at an annual rate of 7.0% payable in shares of common stock using the conversion price then in effect (currently $5.00) as the value of the common shares. The holders of the Series B Preferred will also be entitled to receive any dividends or distributions paid on our common stock on an as-converted basis. In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred will be entitled to receive a liquidation preference payment. Upon a change of control of the Company approved by our Board of Directors, the Investor may, at its election, (i) treat the Series B Preferred as if converted into common stock and receive the consideration due to the holders of common stock or (ii) receive its liquidation preference, subject to certain adjustments.

At any time following the 18-month anniversary of the closing date, the Series B Preferred will be convertible into shares of common stock at our option, in whole or in part, if the price per share of our common stock reaches certain levels ranging from 3.5 times the conversion price for the period between the 18-month and 36-month anniversaries of the closing date to 2.5 times the conversion price for the period following the 5-year anniversary of the closing date.

Under the terms of the Purchase Agreement, until the 5-year anniversary of the closing date, the Investor is prohibited, except in certain limited circumstances, from acquiring more than 40% of our outstanding common stock on an as converted basis. If the Investor’s ownership of our outstanding common stock exceeds 45% of our outstanding common stock on an as converted basis, the Investor is required to exchange those shares of capital stock exceeding 45% of our outstanding common stock for shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred”), which terms are substantially similar to the Series B Preferred except that the shares of Series C Preferred will be non-voting.

The Investor also has the right, subject to certain requirements, to elect two directors to our Board of Directors and to withhold consent to certain significant transactions, including changes to the terms of the Series B Preferred and certain issuances of securities, subject to certain conditions. The Investor also has certain subscription rights with respect to additional issuances of equity securities and registration rights with respect to the Series B Preferred.

Since we failed to file certain financial statements by February 15, 2007, certain modifications may be made to the conversion price of the Series B Preferred. Modifications to the conversion price of the Series B Preferred may also be made if it is determined that certain of our financial representations are untrue. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for more information.

We were required to seek and obtain stockholder approval for an increase in our authorized share capital to accommodate the conversion of the Series B Preferred and payment of the dividends due thereunder, the exercise of the Warrant and the exercise of all options granted or available for grant under any then outstanding options or option plans of the Company. We obtained stockholder approval at a special meeting of stockholders held on February 27, 2007 to increase the number of authorized shares of common stock from 60 million to 100 million.

The foregoing discussion is not a complete description of all the terms of the Purchase Agreement and related documents and is qualified in its entirety by reference to the complete text of those documents, which are filed as Exhibits 10.38, 10.46 and 10.47 to this report on Form 10-K.

Private Placement

On July 5, 2006 (the “Closing Date”), we closed a Securities Purchase Agreement (the “SPA”) with certain clients of an investment manager (the “Buyers”), pursuant to which the Buyers agreed to acquire 2,713,000 shares of our common stock for an aggregate purchase price of $12.6 million. We also issued 157,693 shares of our common stock to pay placement agent fees equivalent to 6% of the gross proceeds at the closing of the transaction. Pursuant to the registration rights agreement that we entered into with the Buyers, we were obligated to use our best efforts to become current in our reporting obligations under the Exchange Act by September 30, 2006. Our failure to become current in such obligations by December 31, 2006 resulted in us incurring liability to the Buyers in the form of liquidated damages in the amount of 5% of the purchase price. In December 2006, we recorded a charge of $631,000 as a result of not meeting these filing requirements. In addition, we are obligated to cause a registration statement to become effective within 45 days (if the SEC does not review such registration statement) and 120 days (if the SEC does review the registration statement) following the date that we cure the delinquency in our reporting obligations (such 45 or 120 day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in our liability to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. Our total liability for liquidated damages in connection with both such deadlines is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and us. We are responsible for paying the costs associated with the aforementioned registration statement.

The foregoing discussion is not a complete description of all the terms of the SPA and related documents and is qualified in its entirety by reference to the complete text of those documents, which are filed as Exhibits 10.41 and 10.42 to this report on Form 10-K.

Board and Management Changes Since January 1, 2004

On October 9, 2006, our Board voted to amend our Amended Bylaws to increase the number of directors from eight to ten.

The composition of our Board on December 31, 2006, including date of appointment is as follows (see also Item 10. Directors and Executive Officers of the Registrant for more detailed information on Board members):

Lon Gorman, Chairman, September 2005 (Chairman since September 2006)

William H. Janeway, October 2006

Cary J. Davis, October 2006

George O. Deehan, August 2000

P. Howard Edelstein, NYFIX President and CEO, October 2006

William C. Jennings, July 2003

Peter K. Hansen, NYFIX founder and former Chairman and CEO, June 1991

William J. Lynch, June 2000

Richard Y. Roberts, September 2005

Thomas C. Wajnert, November 2004

P. Howard Edelstein was appointed our President and Chief Executive Officer in September 2006.

Robert C. Gasser was appointed to the Board in September 2005 and resigned as Board member, President and CEO in September 2006.

On November 17, 2005, Peter K. Hansen resigned as our President and Chief Executive Officer. He was succeeded by Robert C. Gasser from November 2005 through September 2006. In September 2006, Mr. Hansen relinquished his position as Board Chairman, but remains a member of the Board. The term of Mr. Hansen’s Employment Agreement expired on December 31, 2006.

Carl E. Warden, Jr. retired from our Board on October 19, 2004.

Steven R. Vigliotti was appointed Chief Financial Officer on January 31, 2006. Mark R. Hahn relinquished his title of Chief Financial Officer and Executive Officer of the Company and assumed the role of Senior Vice President - Finance, reporting to Mr. Vigliotti. Mr. Hahn separated from the Company effective as of September 30, 2006. Mr. Vigliotti also assumed responsibility for all aspects of our Finance Department, including all Finance Department functions that previously reported to Jay D. Shaffer.

Jay D. Shaffer joined us as Executive Vice President - Finance and Administration on January 1, 2005 and became Executive Vice President - Administration in January 2006.

On December 31, 2005, the employment agreement between us and Keith R. Jamaitis, president of the NYFIX USA subsidiary, was terminated.

Pursuant to an agreement in November 2006, Lars Kragh, our former Chief Information Officer, left the Company as of December 31, 2006.

Acquisitions

We have made no acquisitions since the filing of our annual report on Form 10-K for 2004.

Divestiture- Sale of NYFIX Overseas

During the third quarter of 2006, we committed to a plan to dispose of all of the issued and outstanding capital stock of NYFIX Overseas, Inc. (“NYFIX Overseas”), a wholly-owned subsidiary which previously comprised our OBMS Division (described below). The transaction closed on August 25, 2006. The initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount is expected to be repaid to GL in settlement of a working capital adjustment. There is also an earn-out adjustment, under the terms of which we are eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

We currently estimate recording a net gain on this transaction in excess of $4.0 million. This estimate is preliminary and may be impacted by the outcome of the final working capital adjustment.

Litigation

Lawsuits have arisen in 2006 that involve us, and, in some cases, certain of our directors and officers, as defendants. Please see Item 3. Legal Proceedings for a full discussion of these matters.

Industry Overview

Regulation in the United States

Participants in the U.S. securities industry are subject to extensive regulation under both federal and state laws. Examples of SEC regulations affecting the industry in which we compete include: Exchange Act Rule 15c3-3, which requires the protection of customer funds; Regulation SHO, which describes short sale handling; and Regulation NMS, which provides new order handling rules in addition to other securities market reform. In addition to the SEC, NYSE Regulation, Inc., NASD Regulation, Inc., other Self Regulatory Organizations (“SROs”), such as the various regional stock exchanges, and other regulatory agencies, such as the various state securities authorities, require strict compliance with their rules and regulations. We have subsidiaries that are registered with the SEC and various states as broker-dealers. Much of the regulation of broker-dealers has been delegated by the SEC to SROs, including the NASD, which has been designated by the SEC as our principal examining authority. The NASD adopts rules (subject to approval by the SEC) that regulate the broker-dealers who are members of the NASD. These rules regulate the conduct of our U.S. broker-dealer subsidiaries. The NASD, through its regulatory subsidiary, NASD Regulation, Inc., also conducts periodic examinations of the operations of those subsidiaries. The NASD has recently announced that it will merge regulatory functions with the New York Stock Exchange (“NYSE”). This consolidation of the regulatory function could impact the quality and efficiency of the SRO regulatory process, thereby potentially increasing or reducing the regulatory risks to us. Our U.S. broker-dealers also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business.

In addition, our U.S. broker-dealer subsidiaries are members of the Securities Investor Protection Corporation which is funded through assessments on registered broker-dealers. The costs associated with compliance therewith (e.g. fees, implementing and following compliance procedures and filing reports) are minimal and do not have a material effect on our profitability.

Regulation in the United Kingdom

Participants in the United Kingdom securities industry are subject to extensive regulation by the Financial Services Authority (the “FSA”), a governmental agency. The FSA’s primary task is to achieve a marketplace that operates in an efficient, orderly and transparent manner while ensuring that consumers are treated fairly by being properly informed and appropriately protected. The FSA sets the standards that firms must meet and can take action against firms if they fail to meet the required standards. This often involves requiring firms to pay compensation to their customers.

Regulation in the European Union

The European Union (“EU”) has adopted MiFID (Markets in Financial Instruments Directive), which is required to become national law in all EU countries by November of 2007. MiFID is intended to create a unified European market, with common regulation regarding investments and trading in EU countries. MiFID is intended to enable much greater competition among exchanges, investment firms who internalize (“systematic internalizers”), and ATS/ECN like platforms (“Multi-Lateral Trading Facilities”). MiFID encourages competition for market data, trade execution, and trade reporting. MiFID also introduces a European-wide requirement for best execution, by requiring investment firms to establish and publish execution policies for all traded instruments.

Regulatory Environment and Other Recent Developments

As a matter of public policy, regulatory agencies in the U.S. and abroad are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Companies that operate in the securities industry are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention and the conduct of directors, officers and employees. As part of this regulation, we are subject to significant intervention by regulatory authorities, including extensive examination and surveillance activity. Failure to comply with any of these laws, rules or regulations could result in censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of our directors, officers or employees. Any such penalty could materially affect our profitability.

Starting in 1994, the SEC and the U.S. Department of Justice conducted anti-trust investigations of various NASD member firms relating to concerns of fraud, price fixing and collusion. In December 1997, 30 brokerage firms and the U.S. Department of Justice entered into a settlement of these anti-trust proceedings. In response to the findings of these investigations and consistent with the recommendations in the SEC Market 2000 Report issued in 1994, the SEC adopted new rules referred to as the Order Handling Rules. These rules cover how to display and execute a limit order.

In December 1998, following the issuance of the Order Handling Rules, the SEC promulgated Regulation ATS relating to the regulation of certain ATSs, such as NYFIX Millennium. The SEC expanded its interpretation of the definition of “exchange” under the U.S. securities laws to encompass a range of electronic brokerage activities. At the same time, Regulation ATS permits systems to register as broker-dealers, rather than as national securities exchanges, with the SEC, if they comply with the regulation. NYFIX Millennium continues to review and monitor our systems and procedures for compliance with Regulation ATS.

We provide our clients with access to U.S. listed securities, through connectivity to the NYSE, its exchange specialists, ECNs, and ATSs. We execute trades in the NYFIX Millennium ATS involving both NYSE and Nasdaq listed stocks on behalf of all of our clients.

SEC Rules 605 and 606 (f/k/a Rules 11Ac1-5 and 11Ac1-6) require many market participants to make detailed public disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities. Market centers must disclose information, categorized by security, size and type of order, about the time frames in which orders are executed and on the prices offered by participants relative to each other and the marketplace. These rules also require securities brokers to provide detailed disclosure regarding their order routing practices. NYFIX Transaction Services, Inc. (“NTS”) and NYFIX Millennium report their execution quality data to the SEC through Transaction Audit Group, an independent reporting entity.

In April 2005, the SEC passed a rule set known as Regulation NMS, which addresses three main areas of concern for market participants: i) trade-through reform and market linkage, ii) access fees and standards, and iii) market data pricing and distribution. Parts of Regulation NMS have been implemented while others, including the trade-through reform, are still pending. The “Order Protection Rule” (Rule 611) requires trading centers to establish, maintain, and enforce written policies and procedures reasonably designed to prevent the execution of trades at prices inferior to the protected quotations displayed by other trading centers, subject to an applicable exception. The “Access Rule” (Rule 610) requires fair and non-discriminatory access to quotations, establishes a limit on access fees to harmonize the pricing of quotations across different trading centers, and requires each national securities exchange and association to adopt, maintain, and enforce written rules that prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross automated quotations. Further, the “Sub-Penny Rule” (Rule 612) prohibits market participants from accepting, ranking, or displaying orders, quotations, or indications of interest in a pricing increment smaller than a penny, except for orders, quotations, or indications of interest that are priced less than $1.00 per share. The NYSE responded to Regulation NMS with a plan named “Hybrid,” which supports auto execution and auto quotation. The NYSE has been implementing the Hybrid market in several phases. We believe Regulation NMS has substantially changed the current exchange floor environment, as was evident by the merger in 2006 of the NYSE with Archipelago Holdings, Inc., an electronic exchange.

On September 29, 2006, the SEC approved the NMS Linkage Plan, which supersedes the Intermarket Trading System (“ITS”). The NMS Linkage Plan enables participant markets (e.g., American Stock Exchange LLC, Boston Stock Exchange, Inc., New York Stock Exchange LLC) to act jointly in planning, developing, operating and regulating the system that will electronically link the participant markets to one another and to facilitate compliance by the participant markets and their respective members with Rules 610 (Access to Quotations) and 611 (Order Protection Rule) under Regulation NMS.

The SEC’s primary rule for the regulation of the financial soundness of broker-dealers is Exchange Act Rule 15c3-1, commonly known as the “Net Capital Rule.” The Net Capital Rule requires that broker-dealers maintain a minimum amount of regulatory net capital. Further, the rule limits broker-dealers’ leverage by maintaining a minimum percentage of net capital to one of two measures of securities business-related indebtedness. In addition, the Net Capital Rule prohibits rapid withdrawals of funds from a broker-dealer by its parent company or other affiliated entities. If our broker-dealers fall below their minimum regulatory net capital and minimum excess regulatory net capital requirements, their operations would be restricted by their respective regulatory authorities.

The SEC also regulates broker-dealers’ receipt and use of customer information. Broker-dealers and other financial institutions are subject to the USA PATRIOT Act of 2001 (the “PATRIOT Act”), which in conjunction with the Bank Secrecy Act, was designed to detect and deter money laundering and terrorist financing activity. The PATRIOT Act requires broker-dealers to establish anti-money laundering (“AML”) compliance programs which must include policies and procedures to ensure customer identity at account opening and to detect and report suspicious transactions to the government. Those institutions subject to the PATRIOT Act must also implement specialized employee training programs, designate an AML Compliance Officer and submit to audits designed to test the effectiveness of the compliance program. Among other things, we have adopted a Customer Identification Program. Compliance with the PATRIOT Act may result in additional costs, and may subject us to additional regulatory risks.

Financial institutions and broker-dealers have also become subject to increasingly comprehensive legal requirements concerning the protection of certain customer information including those adopted pursuant to the Gramm-Leach-Bliley Act in the U.S. and the European Union Directive on Data Protection in EU countries. Further, many states have also recently passed new privacy and information security laws. Accordingly, we have adopted policies and procedures in response to such requirements and continue to monitor new regulations that may result in incremental operating and technology costs.

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

Impact of Technological Developments

In the last ten years, market forces and regulations have created an industry wide transition from voice and telephone based securities trading to computerized order-handling, transmission and real-time transaction compliance recording. Innovations in technology and telecommunications have increased the speed of communications and the availability of information, facilitated the globalization of commerce and lowered transaction costs. New methods enable investors to access and participate in the equity securities markets more easily, quickly and less expensively. Electronic markets have reduced the need for intermediaries because they enable participants to connect automatically and determine the best price at which a trade can be executed. Combined with the regulatory changes described above that have encouraged the emergence of ATSs, these developments have led to substantial growth in electronic trading.

The NYFIX suite of products and services makes use of the Internet and other electronic communications networks. We intend to expand our use of these networks. To date, the use of the Internet has been relatively free from regulatory restraints. However, the SEC, SROs and certain states have begun to address regulatory issues that may arise in connection with the use of the Internet. Accordingly, new regulations or interpretations may be adopted that constrain our own and our clients’ abilities to transact business through the Internet or other electronic communications networks.

Growth in Equity Trading Volume

Although from time to time there have been declines in trading volumes, (e.g., following the events of September 11, 2001), the general volume trend in the U.S. equity markets has been upward. The growth in volume results from a number of factors including strong economic conditions, technological innovations, greater market access, demographic trends, cross-border listings, initial public offerings and merger and acquisition activity. The increasing penetration of electronic trading platforms has reduced transaction costs and further stimulated trading activity. In each of 2003, 2004 and 2005, the NYSE reported group volume in all issues traded of 415.8 billion, 471.6 billion and 516.7 billion, respectively. For the same years, Nasdaq reported trading volume of 425.8 billion, 455.6 billion and 453.3 billion, respectively. We believe the general growth trend in equity trading will benefit companies, including NYFIX, offering products and services that enhance electronic trading.

NYFIX Competitive Strengths

The global financial markets are going through a period of dramatic change, enabled by technology. Competition, always intense, is growing more so as technological advancements in both computer and communication systems ramp up throughout the global financial markets. There is pressure for alpha (the risk-adjusted measure of the return in excess of a benchmark index) on the one hand, and for cost control and operational efficiency on the other. Competitive pressure and new regulations are leading to more digitization and automation of more steps in the trading process and automation is covering more asset classes (e.g. equities, fixed income, foreign exchange, and derivatives). The asset management community is growing, becoming more influential and demanding, and is growing in sophistication. Traditional trading strategies have been commoditized and are subject to further cost pressure, while newer “black box”, structured, and cross asset class trades are being adopted.

Overlaying this landscape are a number of regulatory changes in the U.S. and in Europe, the most important of which are Regulation NMS and MiFID. While compliance with regulation is critical, the bigger opportunity is created by major shifts in the trading landscape that these regulations are shaping. Dramatic change brings with it new challenges for all industry participants, but also presents opportunities for those firms, including NYFIX, that are at the forefront of technological innovation and focused on client needs and satisfaction.

A pioneer in electronic trading solutions, NYFIX continues to transform trading through innovation. NYFIX acts as a trusted business partner providing innovative solutions that optimize trading operations.

NYFIX derives its competitive strength from a multi-pronged strategy:

•	At its core, NYFIX has an innovating and pioneering spirit that has led to the development of many market innovations.
•	NYFIX is a trusted business partner, valued by Buy-Side and Sell-Side alike as impartial and independent.
•	NYFIX offers unique breadth and integration of product offerings to our clients.

-14-

•

The NYFIX Marketplace, a global community of trading counterparties utilizing innovative services designed to optimize the business of trading, has a growing breadth of community, increasing the value of that community to its participants.

•	NYFIX provides access to deep liquidity in a marketplace in which liquidity is increasingly difficult to source.
•	NYFIX offers a growing suite of information and analytic services that leverage the scale of the NYFIX Marketplace.
•

With the recent investment by Warburg Pincus and the appointment of our new senior management leadership, including President and Chief Executive Officer P. Howard Edelstein, we believe we are poised to take advantage of our innovative technology and strategy of cross selling across our community of Buy-Side and Sell-Side institutions to maintain our position as a leader in the evolving electronic trading marketplace.

An Innovative and Pioneering Spirit:

NYFIX has a long history of pioneering and innovation which continues today, a track record of pioneering market innovations. NYFIX:

•	Invented Touch Pad Trading,
•	Developed the first commercial FIX Engine,
•	Launched the first FIX-based trading community, and
•	Introduced the first real-time pool of non-displayed liquidity, where clients trade with no market impact and prices are improved.

We believe that these are more than just technology innovations and have also been important innovations in how the financial markets work.

Historically we have focused on the equities and the exchange-traded derivatives markets. Through the application of innovative technology and business expertise, we automate work-flows to deliver improvements in speed, quality of execution and cost efficiency. Our services address both the individual user work-station and the interactive process of transmitting and executing orders between the Buy-Side and the Sell-Side, exchanges and alternative market venues including ECNs and ATSs.

Through the use of technology and NYFIX expertise in the business of trading and the trading process, NYFIX provides a broad range of solutions. These solutions include software and consultative services that enable our clients to build and manage securities trading systems and applications, services that allow clients to communicate with their trading counterparties, information and analytic services, trade execution and clearing services, and workstation solutions for order management. Our services are offered in the U.S. and other global financial markets.

A Trusted Business Partner:

We believe plan sponsors, fund managers, professional investors and market regulators will increasingly focus on optimal execution quality and minimal market impact. They are looking for increased transparency on the value and cost of trading and other brokerage provided services such as distribution of initial public and secondary offerings, research, and other services. This focus, accelerated by regulatory changes such as Regulation NMS in the U.S. and MiFID in Europe, has prompted changes in regulation and investor charters, as well as increased calls for “unbundling” of broker-provided research and related expense reimbursements from execution services and for more transparency in reporting the existence of such relationships.

As a trusted business partner, NYFIX remains impartial and independent, valued by both the Buy-Side and Sell-Side alike, with a commitment to act only as an agent for our clients and not to engage in activities such as proprietary trading for the firm’s own account. While there are many agency-only brokerages (which generally compete with traditional Sell-Side firms), NYFIX goes beyond this by addressing the needs of both the Buy-Side and the Sell-Side. NYFIX services (described below) such as the NYFIX Marketplace and NYFIX Transaction Services are offered to Buy-Side and Sell-Side, and offer the opportunity for Buy-Side and Sell-Side to interact in a manner that is fair to all. Our clients rely on our years of experience in the financial markets. The NYFIX community spans both the Sell-Side and Buy-Side communities, creating a marketplace platform which benefits from “network effects” (i.e. the larger the community, the more valuable it becomes for additional firms to become clients and trade with that growing community).

Breadth of the NYFIX Community:

As a community increases in scale, it offers increasing value to its participants. The NYFIX Marketplace is a significant source of competitive advantage: NYFIX operates one of the industry’s broadest and deepest FIX-based trading communities, supporting approximately 600 global trading counterparties and managing thousands of FIX-based messaging channels on behalf of our clients, during 2006. The NYFIX Marketplace Service (described below) is used by 38% of the FIX community. Our client list includes more than 280 brokerage firms, including more than 40 of the top 50, more than 295 Buy-Side institutions, including 50 of the top 100, and a number of U.S. and international brokerage firms and Buy-Side institutional investors which trade in markets outside of the U.S.

Access to Deep Liquidity:

Competition and innovation in trading has led to greater fragmentation of liquidity, leading to a marketplace in which liquidity is increasingly difficult to source. NYFIX offers clients access to deep liquidity, both through our community of brokers and execution venues, and through our own transaction services including NYFIX Millennium (which offers the capability to access liquidity in NYFIX Millennium while also accessing publicly displayed markets). Liquidity begets liquidity, and with daily matched trading volumes at times exceeding 40 million shares, NYFIX Millennium provides a large pool of liquidity.

Information and Analytic Services:

Building on the scale and depth of data coursing through the NYFIX Marketplace, NYFIX offers a growing suite of information and analytic services. These services include tools to improve our clients’ ability to achieve optimal execution quality and minimize market impact. NYFIX’s growth strategy is based on growing and enriching this suite of high value services, rather than on provision of basic networking services.

Breadth and Integration of Service Offering:

Over the coming years, we expect to see an acceleration of electronic trading, the fragmentation of liquidity, the convergence and competition between the NYSE and Nasdaq markets, a similar convergence and competition among markets across European borders, and the re-shaping of the traditional roles of industry participants (where listing exchanges were the definitive pool of liquidity, brokers were brokers, and data vendors were simply vendors of data.)

In this challenging and changing marketplace, significant market opportunity exists to manage the full lifecycle of a trade (providing a single platform not just for the trade execution, but for pre-trade and post-trade activities) and the related global data inputs and outputs, and to provide a global platform for advanced workflow services (i.e. intelligent management, augmentation, and routing of the messages used in trading, clearance, and settlement, rather than simply transporting those messages between counterparties). Fragmentation of liquidity has created an opportunity to aggregate information and liquidity. Regulation has created opportunity for enrichment of information and transactional flows with normalized data. Furthermore, regulation and risk management have increased the need for analysis of those flows, and a growing market acceptance of the maturing FIX messaging standard provides a core capability on which to build such a business.

With the investor community increasingly understanding and focused on the quality of stock trades, we believe that a growing market opportunity exists for services that enable institutions to build and manage electronic trading systems and applications, services that allow clients to communicate with their trading counterparties, information and analytic services to provide greater understanding and transparency of costs and performance, agency trade execution and clearing services, and solutions for order management and execution management.

Financial institutions are increasingly struggling with the complexities of this marketplace, and NYFIX is well positioned to address their needs through the breadth and integration of our offerings, which simplify the challenge of implementing complex technology. As we further integrate our offerings, we will offer new capabilities to our clients. By building on a consultative approach and a relationship as a trusted business partner with our clients, we will strive to integrate and offer new products and services to those clients.

Our main growth strategy, based on our established expertise, technology and investments in new technologies and market segments, is to respond to these market developments by distributing a growing number of innovative and high-value products through the NYFIX Marketplace. We offer products that are designed to address the needs of Buy-Side and Sell-Side institutions while providing automatic and seamless unification of the data-elements of trade-management, trade-routing, market access, computerized execution enhancements and real-time transaction analysis.

Leadership:

With the recent investment by Warburg Pincus and the appointment of our new senior management leadership, including President and Chief Executive Officer P. Howard Edelstein, we believe we are poised to take advantage of our innovative technology and strategy of cross selling across our community of Buy-Side and Sell-Side institutions to maintain our position as a leader in the evolving electronic trading marketplace.

Division Overview

Our products and services are strategically organized in four operating divisions. Financial information by segment and geographic area is set forth in Note 16, Segment Information of our Notes to Consolidated Financial Statements.

Our four operating divisions are:

•	FIX Division;
•	Transaction Services Division (including NYFIX Millennium);
•	Order Management Systems (“OMS”) Division; and
•	Order Book Management Systems (“OBMS”) Division (divested in 2006)

FIX Division

Principal Products:

The FIX Division has two major lines of business as well as a nascent information business:

1.	We sell a service (“NYFIX Marketplace Service”) that allows clients to communicate with their trading counterparties as members of the NYFIX Marketplace and access value-added services available on our platform. The NYFIX Marketplace Service provides support for FIX and other securities messaging protocols, including a certification process and an expert help desk. Clients communicate with their counterparties through messaging channels of various types. Some examples of messaging channels include exchange and market access gateways and clearing and back-office gateways.

2.

We also sell software licenses and provide consultative services to financial institutions and to third-party software vendors that enable them to build and manage securities trading systems and applications using FIX and related messaging services. This includes FIX engines and monitoring products, and a suite of FIX messaging, monitoring and management solutions for firms of all sizes. All of our licensed software products may be used standalone or in conjunction with our NYFIX Marketplace Service.

3.	Additionally, we provide information and analytic services that are built on the ability of the NYFIX Marketplace.

The NYFIX Marketplace Platform: a Product Distribution Platform and a Service in Itself

The NYFIX Marketplace Platform refers to the infrastructure that is used to deliver the NYFIX Marketplace Service and which forms the underlying platform on top of which other related services are built. “Channels” are services of the NYFIX Marketplace Service, while transaction analysis and similar information/analytic services are built on the NYFIX Marketplace Platform. Our partners offer products and services including OMS and execution management systems (“EMS”) in which they integrate the NYFIX Marketplace Platform as a part of their offering.

Through our NYFIX Marketplace Platform, we provide the services and infrastructure for trade messaging and global order routing between Buy-Side and Sell-Side institutions, numerous exchange floors, and other electronic trade execution venues, such as ECNs and ATSs. Managing approximately 6,000 FIX-based messaging channels among approximately 600 financial firms in 20 countries worldwide, during 2006, we are the world’s leading supplier of FIX messaging and monitoring services to the financial industry.

Our NYFIX Marketplace Service provides several tiers of services, including:

•

Standard FIX Messaging Channels, which provide flexibility of standard FIX messaging with monitoring and end-to-end management. This allows clients to communicate easily with a large number of end-points (counterparties and exchanges) on a secure financial transaction platform. Messaging channels provide a centralized certification of connected parties in compliance with FIX and a simplified, centralized one-to-many communication set-up for each party via the NYFIX Marketplace.

•

Enhanced FIX Messaging Channels, which have the same features and capabilities of the standard FIX messaging channels with added capabilities including message storage and forwarding, FIX version translation, message enrichment, real-time storage and recovery of orders and executions, and translation to/from non-FIX messaging standards (e.g. proprietary messaging formats used by various stock exchanges and other intermediaries). Enhanced Messaging Channels save the client the need to support multiple systems for each counterparty, and minimize changes to such systems as a result of ongoing advances in technology.

•

Advanced Messaging Channels, which have the same features and capabilities of Standard and Enhanced FIX messaging channels plus further advanced functionality to support business workflows and message processing. Current Advanced Messaging Channels include services for Indications of Interest, Advertised Trades, and Advanced Order Routing.

For the Sell-Side community, the FIX Division provides a range of services available through the NYFIX Marketplace. The NYFIX Marketplace Service provides brokerage firms with channels to their Buy-Side clients as well as to various exchanges, ECNs and ATSs.

For Buy-Side institutional investors, we provide domestic and international messaging channels to a large number of Sell-Side brokerage counterparties and access to market venues.

We differentiate ourselves from traditional network providers by:

•

Market Knowledge & Expertise: We have experienced people with extensive market and technical knowledge of FIX and other trade messaging, and experience integrating to most Sell-Side and Buy-Side OMS, EMS, and FIX engines. We understand both the technology and how the technology is used to trade, and we help our clients implement effective trading solutions.

•

Transparent Counterparty Integration: We have pre-tested and certified our systems/protocols with most of the messaging engines currently in use (e.g. OMS, EMS, and FIX). Although the FIX Protocol is standard, connecting FIX systems to each other requires effort, skill, resources, and knowledge of trade workflows. We have systems integration specialists responsible for enabling channels on the NYFIX Marketplace Platform. We have invested substantially in lab and pre-production facilities to build a documented knowledge base of FIX behaviors that we use to integrate a wide variety of client systems in the NYFIX Marketplace. Each client system must pass a formal certification test before being enabled for production trading using the NYFIX Marketplace Service. This provides streamlined integration and systems testing with counterparties, and simplifies our clients’ operations when their counterparty changes systems or FIX versions.

•

Speed (“Time to trading”): Because of the size of the NYFIX Marketplace and our ability to provide services such as message translation, clients can dramatically shorten the time to implement services and begin trading with their counterparties. This goes well beyond connecting circuits, and addresses the greater challenge of connecting applications.

•

Simplicity: Clients can maintain a single FIX session to communicate with the NYFIX Marketplace and through that single FIX session access many channels to many counterparties. This substantially reduces our client’s cost to implement and maintain electronic trading systems.

•

Management of Messages: Unlike ordinary network providers, NYFIX proactively monitors and manages the actual trading messages (not just the physical circuits and IP routes). This can include storing and forwarding of messages when counterparties are unavailable.

•

Breadth and Integration of Service Offering: We offer a range of products and services complementing our NYFIX Marketplace Service offering, supported by people and expertise. These include our FIX software products, real-time best-execution order monitoring and other information and analytic tools. This one-stop shopping and integrated support model simplifies our clients’ operations.

The NYFIX Marketplace Platform is built on an underlying set of data centers and domestic and international WAN (wide area network) infrastructure. While our business focus is on the NYFIX Marketplace Platform, the successful and high performance operation of that platform depends on the high quality design and operation of our data centers, systems and network. Further information on our data centers, systems and network is outlined under the “Technology Operations” section in this report on Form 10-K.

FIX Software:

As the operator of the NYFIX Marketplace, the largest community of FIX trading institutions, NYFIX offers a suite of software tools that enable improved time to market. Many of these are the same software tools that we use internally to deliver our services.

These tools are the leading FIX products in the marketplace; NYFIX has 49% of the market share for FIX software used by the Buy-Side, which is nearly three times the coverage of our closest competitor, and our products are used by clients in over 30 countries around the world.

Our Appia® product is a FIX engine and enables FIX message handling and connectivity for clients, regardless of whether they are participants in the NYFIX Marketplace. The Appia software supports a wide range of operating systems, databases and extensive lists of APIs for ease of integration. Appia was voted the number one FIX engine globally in a December 2005 FPL and Tower Group Survey, with over 1,000 FIX engines in use and supporting trade messaging around the world.

Instant Integrator® is middleware software based on the Appia FIX technology. Instant Integrator allows clients to integrate legacy, or non-standard, order handling systems, by allowing them to communicate using FIX. NYFIX also offers Instant Integrator as a hosted service to aggregate Buy-Side order flow for the NYFIX Marketplace and facilitate trading with the Sell-Side.

Tradescope® is an enterprise-wide FIX management and monitoring tool, which allows clients to better manage their in-house FIX infrastructure. Tradescope is compatible with most FIX engine environments, including NYFIX Appia, in-house, and most other third party FIX engines in the market place. Tradescope is also used as a tool by the various groups providing managed services to support our clients’ FIX infrastructure, from IT, operations and help-desk staff, to trading desk support and onboarding/connectivity staff. NYFIX uses Tradescope to monitor our own comprehensive FIX Marketplace Service - monitoring the FIX engines in our real-time production environment.

FIXertifier™ is built on the Appia FIX technology and is a platform that is used to automate FIX certification testing. The certification and testing capabilities can be used with the NYFIX Marketplace Service or with any other FIX infrastructure. FIXertifier is also used internally by NYFIX to simplify the delivery of our services.

C-router, which is a “rules-based” routing module, is an optional enhancement to the Appia FIX engine software. C-router provides FIX translation and normalization and, similar to Tradescope and FIXertifier, can be used either with the NYFIX Marketplace Service or with any other FIX infrastructure. C-Router is used to deliver some of the messaging channels on the NYFIX Marketplace Service, and is sold on a stand-alone basis or as an add-on to the base Appia FIX engine.

Professional/consultative services are offered to clients who wish to have NYFIX provide training of their staff on FIX, implementation of our software, custom development and integration, and similar services.

Methods of Distribution

We primarily sell products directly to end-clients, and in some markets sell through redistributors.

The NYFIX Marketplace Service is used primarily to enable Buy-Side institutions to do business with Sell-Side brokers, where the decision to use NYFIX is predominantly made by the Buy-Side institution. However, revenues are generated primarily through subscription and maintenance contract sales to the Sell-Side securities brokerage firms who pay for messaging channels to their Buy-Side clients.

In some cases the client contracts for the NYFIX Marketplace Service through their OMS vendor. This may be NYFIX, but because we have an open architecture, it may also be through any of a number of third-party OMS vendors.

FIX Software products are sold directly to financial institutions, and to software vendors who integrate our FIX Software into their systems (e.g. Buy-Side OMS platforms, EMS platforms) which they then sell to their financial clients.

Our NYFIX Marketplace Service interoperates with the products and services of our other business units (Transaction Services and OMS) as well as with third-party transaction businesses and third-party OMS. This creates a seamless flow of trade communications, enabling end-to-end transaction processing.

Our FIX software products may be used in conjunction with the NYFIX Marketplace Service, although some of our clients use only our FIX software products and others use only the Marketplace Service.

Transaction Services Division

Our Transaction Services Division is comprised of the three NASD registered broker-dealer subsidiaries, NYFIX Millennium, NTS and NYFIX Clearing Corporation (“NYFIX Clearing”) together with the execution business of NYFIX International, Ltd., a firm registered with the Financial Services Authority (“FSA”) in the U.K. NYFIX Clearing is also a member of the DTCC.

NYFIX Millennium provides anonymous matching under Regulation ATS under the Exchange Act and order routing for U.S. equity securities. Its clients are broker-dealers, including NTS.

NTS offers algorithmic trading technology to improve execution results, direct market access, and access to NYFIX Millennium. NTS provides these services to Sell-Side broker-dealers and Buy-Side institutional investors.

NYFIX Clearing settles and clears transactions on behalf of NYFIX Millennium and NTS. It also operates a matched book stock borrow/stock loan business.

NYFIX Millennium and NTS also resell certain products and services offered by the FIX Division and the OMS Division.

Principal Markets and Clients

The Transaction Services Division primarily generates revenue from the application of commissions charged on executed trades to the following three categories of clients:

•

Member, non-Member and non-U.S. securities firms (Sell-Side firms) are either self-clearing or rely on a correspondent clearing firm to clear on their behalf with the Transaction Services Division which generally bills per share execution commissions to Sell-Side clients on a monthly basis. These securities brokerage firms primarily utilize our NYFIX Millennium, direct market access (“DMA”) and our NEXAS™ algorithmic trading products described below. Many of these clients also use the desktop products provided by the OMS Division.

•

U.S. hedge funds (Buy-Side firms) rely on prime brokers to clear their trades. These clients utilize NYFIX Millennium and NEXAS algorithmic trading products, described below. Larger quantitative oriented hedge funds utilize the NYFIX Marketplace Platform for DMA to facilitate these strategies.

-21-

•

Registered investment advisers (“traditional long-only” Buy-Side firms) rely on custodial banks to clear their trades. These trades are commonly referred to as Delivery vs. Payment and Receive vs. Payment (DVP/RVP) clearing. These are generally net trades in which the Transaction Services Division commission charges are paid through the settlement and clearing process, which is typically three business days after trade date. Registered investment advisors primarily utilize our NYFIX Millennium, DMA and NEXAS algorithmic trading products, described below.

Principal Products and Methods of Distribution

The Transaction Services Division is increasingly leveraging cross-selling opportunities with clients of our FIX Division and OMS Division, while distributing its transaction products and solutions to its own clients.

In addition to connecting to client in-house systems and FIX engines, the Transaction Services Division tests, certifies and connects to clients using a variety of institutional OMS and quote aggregators such as Eze Castle Software, Charles River Development, INDATA, Line Data, Latent Zero, RealTick, Neovest, FlexTrade, Portware, UNX, BNY Sonic Software, Lava Trading and ITG products (e.g. MacGregor and Radical). The Transaction Services Division also integrates with a variety of Sell-Side OMS including NYFIX’s own OMS as well as BRASS (a subsidiary of SunGard), Fidessa, Lava Trading, Tradeware and Bloomberg. We also provide Transaction Services clients with FIX Division and OMS Division products and services. Our open connectivity business model provides our clients with the freedom to select among a variety of front end user applications or FIX engine products, including those of our competitors.

NYFIX Millennium

NYFIX Millennium developed an ATS focused on the electronic matching of exchange-traded securities. Matching of Nasdaq listed stocks was introduced in late 2005. NYFIX Millennium does not display orders or quotes, and our executions are completely anonymous. Two types of orders are available: (1) pass through and (2) conditional. Pass through orders flow through the matching facility on their way to an exchange, ECN, or ATS. These orders are only executed if they find a match within the National Best Bid and Offer. If there is not a match, these orders are immediately routed to their ultimate destination, thus incurring no opportunity cost. Conditional orders reside in the system and interact with pass through order flow as well as other conditional orders. These orders can be pegged to the bid, offer, last sale, or mid-point. Volume and bid/offer spread constraints can also be attached to these orders.

NYFIX Millennium augments traditional markets by combining the anonymous and electronic execution technology of an ECN with the liquidity of traditional primary markets. NYFIX Millennium attempts to mitigate the negative price impact of traditional fully disclosed searches for liquidity.

NYFIX Millennium is interposed between the trading parties, extending full anonymity of those parties throughout the clearing and settlement process. NYFIX Clearing provides clearing services for NYFIX Millennium transactions.

NYFIX Natural™

NYFIX Natural allows Buy-Side orders to be exposed to matching in NYFIX Millennium while generating an IOI message to other Buy-Side participants. NYFIX Natural is a “tradeable” message with minimum quantity size required to generate an IOI message.

NYFIX Direct Market Access (“DMA”)

DMA is offered via a single FIX destination for both OTC and exchange-traded securities. This enables clients with a FIX connection with NYFIX to send orders to the NYSE, the American Stock Exchange (“AMEX”), NYSE Arca, Nasdaq (INET), and other auto-execution destinations or regional exchanges.

“DOT” orders are sent directly to the NYSE Direct Order Turnaround system with added ability for a quick price improved execution as a NYFIX Millennium pass through execution.

NYSE Arca orders are sent directly to the NYSE Arca book with full support for all native order types and FIX messages.

Nasdaq/INET Orders are sent directly to the Nasdaq book with full support for all native order types and FIX messages.

NEXAS Algorithmic Trading Products

MILLENNIUM OPTIMIZER Algorithm is a strategy that maintains an order’s exposure to NYFIX Millennium while proactively outbound routing any unexecuted volume. This allows the client to take advantage of natural liquidity in NYFIX Millennium while still participating in a moving market.

VWAP Algorithm is a tactic that uses intelligent order placement (based on historical and real-time trading and market data) in an attempt to match the Volume Weighted Average Price.

TWAP Algorithm is a tactic that evenly distributes the execution of an order over a user–specified period randomizing and thus disguising order size therefore balancing adverse selection and market impact.

INLINE Algorithm is a tactic that attempts to capture a user-defined percentage of market volume by dynamically altering aggressiveness and speed of trading based on real-time market activity.

CORPORATE BUYBACK Algorithm is a tactic that will keep executions in compliance with SEC rule 10b-18 (safe harbor) as it pertains to corporate securities repurchase programs. Additional criteria are available to select maximum participation rate and approved end-time.

Securities Lending

NYFIX Clearing operates a matched book of stock borrow/stock loan transactions, with a strong proficiency in matching a borrower and a lender anonymously for small to medium size transactions. Much of the counterparty credit risk associated with this business is mitigated through the daily monitoring of collateral value, frequent counterparty credit reviews and the use of the stock loan program of the Options Clearing Corporation (the “OCC”). The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members. At December 31, 2005, approximately 71% of our stock borrow/stock loan transactions outstanding were processed through the OCC.

Operations and Support

Capacity, speed, security and uptime are considered important competitive product parameters of the Transaction Services Division and are available as a result of the large-scale infra-structure we built. All products and services are supported by our help-desks and operations staffs located at our Wall Street office.

Order Management Systems (“OMS”) Division

The OMS Division offers broker-dealers a variety of work station solutions to enable trading in various market types (including the NYSE, AMEX, Nasdaq, and others). OMS Division products include real-time order management, routing and STP, interfaces to back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP. All OMS Division products enable clients to take advantage of the broad range of products and services.

Principal Markets

The OMS Division offers market access technology designed to address multiple market centers and direct orders to the market center representing the best execution opportunity, while adhering to the compliance and regulatory specifications that are unique to each different market center.

The U.S. equity market is made up of exchange traded, OTC and third market traded stocks. Exchange- traded stocks are traded on the floors of the NYSE, the AMEX and other regional exchanges. OTC stocks are traded in electronic market centers such as Nasdaq, NYSE Arca (Archipelago), ECNs and ATSs, which include our NYFIX Millennium. Third market traded stocks are exchange-traded securities that are not traded on the floor of the NYSE or the AMEX and other regional exchanges.

To trade in any of the markets, orders must be represented by a broker-dealer subject to regulation by the SEC, the NASD and the particular exchange. Those who directly represent orders on an exchange must also be members of that exchange. Brokers who are not exchange members place their orders for that exchange through member brokers.

Electronic exchange markets, market forces, and regulations have resulted in the demand for technology to facilitate all aspects of the trading processes between clients, correspondent brokers, member brokers, the exchanges, Nasdaq, and alternative market venues. This emphasis on computerization and automation is sometimes referred to as “paperless trading” and STP.

Since 2003, both the NYSE and Nasdaq have experienced significant changes and challenges. ECNs and ATSs have increased the competitive pressures on both the NYSE and Nasdaq, and evolving regulation and demands from Buy-Side institutions have led to changes in the NYSE specialist system. Depending on the nature of the changes, we believe such changes could negatively impact the future sales of technology to support floor brokers working for firms operating directly on the floor of the NYSE.

Other developments could have a different impact. Increased competition has resulted in quotes for the same stock from multiple market centers with different systems. At the same time, brokers have an obligation to obtain best execution for their clients. In addition, top-tier Sell-Side firms in particular are restructuring their trading desks to organize securities by industry sector rather than by the market in which a given security is traded.

Current Business and Business Development

Our OMS Division generates revenue primarily through subscription sales of its products and services to Sell-Side securities brokerage firms in the U.S. These products and services include broker desktop OMS and exchange floor automation technology, including stationary and wireless trading.

In the U.S. equity markets, our OMS division has derived most of its revenue from our automation products and services for the exchange traded marketplace, which encompasses trading on the NYSE, the AMEX and regional exchanges. During 2004 and 2005, as a result of our acquisition of Renaissance, we continued to expand our Sell-Side trader workstation product portfolio to target the Nasdaq and OTC market.

We are a leading provider in the U.S. equity market of exchange floor systems and advanced electronic gateways to connect exchanges, such as the NYSE, and of trader workstation products for “sales” and “block” traders working at the trading desks of large brokerage firms. We own and lease stationary workstations and mobile systems to our clients on the floor of the NYSE and, via the NYFIX Marketplace Platform, we typically process several hundred million shares per day, representing a significant market share of the NYSE volume. With the movement away from the traditional floor-broker open outcry exchanges to electronic environments, as seen in almost all international equity and derivatives exchanges and increasingly in the U.S., the interaction within and among these markets has changed. We believe this will change further due to the trading system technology that is available coupled with new and updated market regulations. There have been several regulatory changes which we believe favor and ultimately mandate that the type of technologies that we provide be integrated into daily trading processes for both on floor and off floor operations. Examples of SEC regulations and NYSE rules include: NYSE Rule 123, which mandates floor trade reporting requirements and Regulation SHO, which describes short sale handling. Additionally Regulation NMS which mandates, among other things, intermarket protection against trade-throughs for automated markets, will result in significant change in the physical call auction market currently in place at the NYSE and AMEX (e.g., through the deployment of the NYSE Hybrid market).

Our clients have responded to the change in market structure by changing from a structure where trading desks were aligned with market centers (e.g. OTC desks and listed desks) to a converged NYSE/Nasdaq structure aligned along attributes such as market sector. In response, we have developed our “Fusion” product which enables trading in both quote driven and call auction markets.

While the broker needs more sophisticated technology to interact with a much faster hybrid market structure, many institutional investors who use computerized systems to transmit orders to their brokers, and in turn the market, are seeing a changing role for the traditional broker. This narrowing of the gap between the institutional investors’ systems and those of the exchange markets is illustrated, we believe, by the fact that many orders today travel “hands-free” from the institutional investor’s computer systems via broker electronic systems to the exchange or other execution venue and back after execution without any human intervention. For our Sell-Side brokerage clients, we believe that the development of new categories of value added capabilities can provide operating efficiencies that could help them generate cost efficiency from a potential de-emphasis of their floor based operations. One example is the use of NYFIX proprietary algorithms that simulate the behavior of a human intermediary. Our Transaction Services Division clients pay for the usage of these products on a per share basis as opposed to a fixed cost model.

Principal Products and Methods of Distribution

We primarily sell products directly to end-clients and provide access to our services through the NYFIX Marketplace. For the Sell-Side community, we provide a range of services, available through our NYFIX Marketplace Platform. Our OMS Division offers desktop solutions for exchange floor trading, including a wireless broker handheld, which enables exchange floor clients to receive orders electronically from trading desks and route execution information, all in real-time. Our OMS Division offers a variety of trading workstation products for brokerage firm trading desks, a series of available OMS options and a number of auxiliary services, including interfaces to various back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP.

Trader Workstation Products

Our trader workstations provide electronic order routing and order management. The workstations are touchpad-based or desktop software applications that enable Sell-Side traders to monitor and manage the flow and execution of equity and derivative orders. The OMS workstations use the FIX Protocol to connect to brokerage firms, major global market centers, many regional exchanges, ECNs and ATSs.

FIXTrader® provides a complete order management solution for the community of trading desks for major brokerage firms and institutional investors (upstairs traders), including electronic entry and routing of orders and executions between Buy-Side institutions, sales and block desks and exchange floor booths.

The Renaissance Trader Workstation application for OTC and third market securities includes order, execution and risk management, rule-based order processing, and automated preventive compliance handling functions.

NYFIX Fusion™ offers Sell-Side broker-dealers access to exchange-traded, OTC and third market trading on a single desktop. It also provides access to a full suite of third-party broker and NEXAS algorithms affording the end users multiple options for facilitating and maintaining their best execution and order handling obligations. We believe that NYFIX Fusion combines the best elements of FIXTrader for listed securities and Renaissance Trader Workstation for OTC securities into one desktop.

Fusion Lite is an add-on to FIXTrader that will allow users to continue using their current terminals while connecting to various market centers.

The NYFIX portfolio of client trading products is intended to provide enterprise-level electronic trading solutions that meet client needs and industry requirements for front, middle, and back office trade operations.

Exchange Floor Automation

Our exchange systems are comprised of stationary floor booth applications and wireless handheld systems for order management and routing of market looks and real-time market information. Our exchange systems also provide access services to exchange provided execution facilities. We streamline client access by providing real-time conversion from the FIX Protocol to exchange proprietary access protocols. We deliver these exchange floor products over our NYFIX Marketplace.

FloorReport®, FloorLook® and MobileBroker

Our FloorReport system has connectivity to the NYSE execution facilities and provides brokerage firms with a complete electronic order management system for exchange trading and floor operations. FloorLook provides integrated market looks and instant messages to and from the MobileBroker, a wireless handheld trading device for wireless communications with other systems on the exchange floor and traders on the member firms’ trading desks.

As the business on the floor of the NYSE and AMEX is expected to decline, we are exiting the business of providing the stationary floor booth applications and wireless handheld systems products to the floor of the exchanges, and will focus our exchange floor business on the provision of messaging channels to the NYFIX Marketplace.

Order Book Management Systems (“OBMS”) Division

Principal Markets

The business of this division was conducted by NYFIX Overseas, which was sold to G.L. Trade S.A., a French corporation, in August 2006, further explained in Note 20 to the Consolidated Financial Statements. The OBMS Division offered trading solutions for the global derivatives market, including OMS and exchange interfaces. It established connectivity to over twenty global derivative exchanges and provided for its major global clients the ability to route orders between their global order books covering three geographical regions – the United States, Europe and the Pacific Rim. These exchanges include the major futures and equity markets, such as the pan-European Exchange, including the London-based international derivatives market, Euronext LIFFE; the London Stock Exchange; the European derivatives exchange, Eurex; Germany’s Xetra; the Chicago Mercantile Exchange; the Chicago Board of Trade; and the regional exchanges in Montreal, Sydney, Hong Kong and Tokyo. The international derivatives market has experienced increased consolidation of trading activities across all asset classes and competition between market centers quoting the same or each other’s instruments.

Competition

Competition within our industry is based on a variety of factors, including product features, product functionality, performance, quality and reliability, price, technical support, and client service. Our competition varies with respect to each of our product and service offerings.

FIX Division

Competition to the products and services of our FIX Division includes potential clients who choose to maintain their own infrastructure and develop their own in-house products and services, third parties such as Transaction Network Services who offer basic IP-based FIX connectivity, and application/system vendors who bundle their own network with their application (e.g. the Macgregor Order Management Network). We consider these networks to offer basic (TCP/IP) data transport only and consequently they provide a lower price point. In many cases, clients of IP-based FIX networks use NYFIX FIX software products (e.g. Appia) to provide management of their FIX connections, and so while these networks are sometimes competitors, they are sometimes complementary. While we believe we have captured market share of Buy-Side institutional network clients from competitors during the last year, there is no assurance that this trend will continue. Our primary competitors in the FIX software marketplace are Cameron Systems (acquired by Orc in 2006) and TransactTools (acquired by NYSE Group in 2007).

Transaction Services Division

Our Transaction Services Division faces competition from a wide variety of correspondent clearing and technology oriented brokerage firms and providers. Examples of our competitors include the Goldman Sachs Group, Inc., Jefferies & Company, Inc., Merrill Lynch & Co., Inc. and Instinet LLC. While traditional brokerages may in some instances compete with our Transaction Services Division, they are also frequently among the largest clients of our Transaction Services Division. NYFIX Millennium specifically faces competition from traditional stock exchanges, the largest of which are Nasdaq and the NYSE, and alternative markets such as ATSs and ECNs. Some of these competitors include Liquidnet, Pipeline, ITG POSIT, and Bloomberg TRADEBOOK.

OMS Division

At the OMS Division, we face competition from potential clients who choose to develop their own in-house products and services. We also face competition from vendors who produce desktop solutions for traders who are not on the exchange floor, including several vendors in exchange-traded securities such as BRASS, Fidessa, Lava Trading, Tradeware and Bloomberg. These competitors either have or are building data centers for a service bureau offering and have the ability to pass listed order flow through their systems to the exchange floors, including the NYSE. While we believe that we compete effectively and continue to install new systems, these vendors or smaller vendors could increase their competitive efforts and, thus, market share at our expense.

OBMS Division (divested in 2006)

While owned by NYFIX, NYFIX Overseas competed with over 20 independent software vendors within the software market for derivatives trading, including GL TRADE, Trading Technologies International,

Inc., Patsystems, Orc Software and RTS Realtime Systems AG. We believed that NYFIX Overseas products and services were successful for managing the broker desk and that a large percentage of tier one firms utilized our products.

NYFIX Sales and Marketing

We generally offer our OMS and NYFIX Marketplace products and services on one to three-year subscription and service agreements. Transaction Services Division contracts identify per share commission charges but do not, typically, guarantee order flow. Our sales force is organized into product specialty teams that work together to provide solutions from the NYFIX offering of products and services. These teams are structured by division and region, but work in close coordination with each other to maximize client acquisition and retention.

We maintain an in-house marketing department responsible for directing all marketing activities on our behalf. Our marketing strategy focuses on direct efforts to reach potential clients through targeted initiatives. We take a multi-pronged approach to marketing encompassing a variety of channels including but not limited to:

•	industry events, conferences and exhibitions and securing speaking engagements for key NYFIX executives; NYFIX-hosted events for clients and prospects;
•

advertising in key trade publications and technology/executions services provider directories; proactive media relations policy to obtain press coverage in key media outlets including broadcast, print, and online media; and

•	development and production of sales tools, including presentations and product and service brochures; direct mail; product launches; and online initiatives including search engine optimization.

NYFIX participates in approximately 50 events per year on a global basis to publicize our offering to the various market segments it services.

Technology Operations and Product Development

Operation of Our Communications Network and Our Data Centers

Services offered by NYFIX (e.g. the NYFIX Marketplace Service, NYFIX Millennium, and others) are built on an underlying set of data centers and a domestic and international WAN infrastructure. While our business focus is on the services offered, the successful and high performance delivery of those services depends on the high quality design and operation of data centers, systems and network.

We rely upon third party telecommunication carriers and our own data centers in operating our NYFIX Marketplace Platform. Because our data volume is significant and to achieve the highest level of availability, we use multiple telecommunication carriers for data transport between our data centers and to our clients, including AT&T Inc., MCI Inc., Qwest Communications International Inc., Verizon Communications Inc., Colt Telecom Group plc and Singapore Telecommunications Limited. With this diversity, we decrease our reliance on any single telecommunication service provider without materially losing the benefit of economies of scale.

Our underlying infrastructure implementation procedures involve a modular, or “building block,” standard. A building block standard consists of the amount of storage, processing and network capacity necessary to support a set of clients. As we add clients to our NYFIX Marketplace, building blocks can be inserted into our architecture to accommodate continued expansion. Our building block architecture relies upon advanced technology standards, including storage area network architecture, which is employed for high-performance database access and transaction processing. We currently maintain two data centers, either of which can support our critical production operations and provide redundancy for a majority of our clients. We also currently maintain our own WAN. An automated system continuously monitors our NYFIX Marketplace Service and the underlying network and data center infrastructure, logging the performance of communication lines, equipment and systems and supporting our effort to provide no or minimum disruption of continuous availability of our services.

Our infrastructure supports services that currently process several million orders and executions per day with peak rates of hundreds of orders per second. Critical processes are monitored by the NYFIX Network Operations Center (“NOC”). Hardware and software is continuously upgraded to provide adequate capacity during peak traffic hours.

Our primary data centers are located in two independent, separately located third-party data center facilities in New Jersey and New York, so-called “redundant centers.” The data centers are serviced by different power companies. The data centers are managed in co-located facilities. By co-locating equipment, we believe that we derive operating economies while obtaining the highest quality of service available in a physical plant. Our data centers’ 24x7 facilities are protected by fire suppression and heating, ventilation, and air conditioning systems and have multiple, uninterruptible sources of power, including backup generators and fully redundant power distribution units. Security personnel, procedures and video surveillance protect against unauthorized physical access to our equipment. We also have international data center hubs in co-located facilities in London, Amsterdam, Hong Kong and Tokyo that have similar redundant systems and safety hazard precautions.

Application Development

We develop software to meet a wide range of requirements, such as regulatory changes, clients’ requests to support new or customized workflows, changes in market structure, opportunities to tap into new markets and businesses for NYFIX and to improve the performance and cost effectiveness of our data centers.

We develop most of our software in-house and employ some staff directly, supplemented by use of contracted off-shore staff in India and the Philippines.

Our development and quality assurance (“QA”) staff works in conjunction with the business product management, sales and production support staffs, and directly with our clients, to identify new products and changes and enhancements to our existing products.

Most of our software is built to support the FIX Protocol and other messaging standards to interface with both external systems and as the internal protocol for communication among our own applications. This end-to-end FIX support enhances our ability to integrate our software with software developed by other vendors or in-house by our clients and to offer our products as large end-to-end solutions or as individual components.

We develop our software on the two leading operating platforms in our industry: UNIX, including Linux, for server-side mission critical high performance applications, and Windows, for client-side Graphical User Interface, or “GUI”-based applications. We closely follow the pace of evolution of software development technologies and adopt new programming languages and tools as they are established and when we believe they can increase our staff’s productivity.

Our QA staff has access to a laboratory that closely resembles the production environment, where software can be tested for functionality, performance, reliability, recoverability, and interoperability. We employ automated testing tools allowing timely and efficient turnaround of product releases.

We have procedures in place to escalate production issues and other urgent requests to the appropriate development personnel for fast turn-around.

Production

We design, develop and produce our proprietary software and hardware products at our facilities in New York and London, and make use of contract development teams in India, the Philippines, and China. We obtain our materials, supplies and services from a variety of vendors in the U.S., Europe and Asia.

Our manufactured products are based on standard PC components readily available in the consumer market place. All electronic, computer-related components utilized within our products are not manufacturer or supplier specific.

Electronic and computer components utilized within our manufactured products are generally purchased from Tier 2 and Tier 3 suppliers. We define Tier 2 suppliers as manufacturer representatives for multiple product lines who are generally regional or national distributors for those products. They typically maintain an engineering or technical staff for design and specification support and they primarily focus on resellers and manufacturers as a client base. We define Tier 3 suppliers as component level resellers specializing in various product lines procured from multiple Tier 2 distribution sources. They generally do not maintain any engineering or technical staff, and are geared primarily around consumer sales.

For our in-house manufactured hardware (e.g., TouchPad Workstations for traders and floor brokers) and standard PC products used in client installations, we generally do not maintain purchasing or governing agreements with vendors. In some cases, when it is to our economic benefit, we generate a blanket purchase order. The advantage of this is that pricing and product availability is stabilized for the term of the blanket purchase order. Some of the Tier 2 suppliers that we use are: CDW Corporation, MicroDesign, Inc., Dell Inc. and Arrow Electronics, Inc. Each of these resellers stocks products from most of the major computer manufactures, such as International Business Machines Corp., Aaeon Technology Inc., Intel Corporation, Sony, NEC Corporation, Samsung, Kingston Technology Company, Inc., Elo TouchSystems, Inc. and Advanced Micro Devices, Inc. Tier 3 suppliers for the most part are generally smaller Internet accessible suppliers that deal in a variety of electronic and computer components. These suppliers are only used when Tier 2 suppliers quote extended lead times or pricing not consistent with the current market on preferred products.

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

We rely on a number of third parties to supply software and systems, as well as equipment and related maintenance. Our systems are built using a number of commonly used technologies. For example, we use systems and software from International Business Machines Corp., Hewlett-Packard Company, EMC Corporation, Sun Microsystems, Inc., Oracle Corporation, Sybase, Inc., Veritas Software Corporation and Microsoft Corporation. Our products are subject to potential defects in these third party components. Although we exercise strict testing and verification of systems and software, defects can cause disruptions of client service. We have invested in various test systems to make sure our suppliers’ components meet the same high standards as our developed software.

Since we depend on third parties to supply us with underlying software and systems on a reliable, timely basis, we maintain service and maintenance agreements with our key vendors. We have standard service agreements at different levels depending on how critical, in our opinion, the vendor’s system is to the operation of our business. For most systems we have a high level of redundancy, reducing the time critical dependency on any particular vendor. We have service and maintenance agreements with most of our vendors. Because of the diversity in vendors, there is no significant dependence on a single vendor.

Product Support and Service

We are committed to providing our clients with high quality and reliable products and services. As part of our NYFIX Marketplace Service, we provide secure and reliable messaging channels, certify all channels to each firm’s trading counterparties and provide around-the-clock service and support. We maintain redundant data centers as part of the infrastructure that supports our services.

In our industry, service, and specifically quality of service, is measured in response time to resolve a systems issue, which may in turn be causing a trading issue affecting our clients’ business. We maintain four categories of help-desk support to be responsive and efficiently address any systems or trading issue that our clients may encounter. The four categories of support are separated into our NOC team, technical support desk, trading application support desk and execution service and trade processing support desk.

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

Supported by two redundant, high-availability data centers, part of our offerings include capabilities for data communication and data storage and the subsequent retrieval of the clients’ current and historical trading data.

Our Reliance Upon Large Clients

For the years ended December 31, 2005, 2004 and 2003, no single client accounted for more than 10% of our consolidated revenue.

Intellectual Property and Other Property Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our trademarks, copyrights, proprietary technology, trade secrets and customer base. However, no one patent, trademark or other form of intellectual property is critical to our business.

The trademark NYFIX® is the primary trademark used to identify our goods and services. We are the registered exclusive owner of the trademark as well as additional product brand trademarks. Each of our significant trademarks is registered with the appropriate governmental authority in countries where we do business and is afforded the protection of the trademark laws in those countries. There are no known third party objections to NYFIX trademarks globally.

The core technologies of our business are proprietary software applications built around the FIX messaging specifications, and are protected by copyright, patent, trade secret and contract law. The FIX Protocol technology is available for use by any party indefinitely if used properly. The source and object code for our core proprietary software applications are protected using various applicable modes of intellectual property protection.

In July 2005, Trading Technologies International, Inc. filed a patent infringement action against us, NYFIX Overseas, our wholly-owned subsidiary (sold during 2006), and two unaffiliated companies.  In January 2006, we and Trading Technologies announced that we had resolved the lawsuit the previous month with the entry of a consent judgment. In that consent judgment, we admitted infringement by a version of our NYFIX Overseas product, which had previously been distributed only to a limited number of its clients. The consent judgment also specifies that the patents are valid. Under the settlement agreement, we agreed not to use or offer to our clients any version of the NYFIX Overseas product that infringes the patents in the future. Trading Technologies agreed not to sue us or our clients for infringement of the patents based on the sale or use of our product. As part of the settlement, Trading Technologies released us, Overseas and our clients from any past liability for infringement of the Patents. No monetary payments were made. See Item 3. Legal Proceedings for a further discussion of this action. There are no known other third party infringement claims that have been asserted against our software applications.

It is our practice to enter into confidentiality, intellectual property ownership and/or non-competition agreements with our clients, employees, independent contractors and business partners, and to control access to and distribution of our intellectual property.

Backlog and Seasonality

We do not believe that sales backlog is a meaningful indication of our future revenue as a substantial portion of our revenue is derived from contracts, for which our equipment or software is already installed and we are currently recognizing revenue. In addition, our operations, to date, have not been significantly affected by seasonality.

Employees

As of December 31, 2006, we had 225 full-time employees, including 35 in product development, 72 in operations, 73 in sales, marketing and support and 45 in management, general and administrative functions. None of our employees is covered by a collective bargaining agreement. We believe that our relationships with our employees are good. We believe that we have been able to attract and develop staff, managers and project leaders with extensive technical and brokerage industry experience and have recently recruited a number of experienced technical specialists to enhance our product development efforts.

Available Information

We are required to file certain documents with the SEC, as required under Sections 13(a), 13(c), 14, or 15(d) of the Exchange Act. The SEC maintains a website at http://www.sec.gov, which contains reports, proxy and information statements, and other information regarding us. You may also read and copy any document we file with the SEC at its Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549. The SEC may be contacted at 1-800-SEC-0330 for further information on the operation of the Public Reference Room.

Our website can be found at http://www.nyfix.com. Information contained on our website is not a part of this document. We make available free of charge, on or through the Investor Relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Upon request we also will provide you with a copy of these filings, including the exhibits to such filings, at no cost when you contact us at: NYFIX, Inc., 100 Wall Street, New York, NY 10005, Attention: Chief Financial Officer. Our telephone number is 646-525-3000.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the following risks actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

RISKS RELATED TO OUR BUSINESS

We have been unprofitable in the past and we may not be profitable in the future. If we are required to record an impairment charge relating to our goodwill because we are not profitable, and such charge is sufficiently large, the impact on our consolidated financial statements could be material.

Over the past four years we have made many acquisitions that have negatively impacted our costs. Although we have seen growth in our revenues and have restructured certain office operating leases, we have not been able to generate consistent quarterly profits.

If we are not profitable in the future, we may be required to record an impairment charge relating to our goodwill. If the impairment charge is sufficiently large, the impact on our consolidated financial statements could be material.

In addition, costs incurred for professional fees for outside accountants and lawyers to restate and re-audit financial results, to produce and analyze document requests and to address related litigation have been significant and are expected to be significant into 2007.

We are highly reliant upon our computer and other electronic systems. A significant power or telecommunications failure, computer virus, increased order volume, software defects, or human error could cause us and our clients to lose revenue and subject us to liability for client losses. A slowdown in the operations of such services could also materially adversely affect our business and our clients.

Our services depend on our ability to store, retrieve, process and manage significant amounts of data and to receive and process trade orders electronically. Our business is based upon our ability to perform such functions rapidly. Our systems and data centers could fail or slow down significantly due to a number of factors, including the volume of orders entered and executed, human error, software defects and power failures, caused by a variety of factors, or outages, caused by high demand placed on the infrastructures of the utilities we use in the Metro New York area. Since it is fairly common for multiple carriers to share the same physical infrastructure such as central offices, telephone poles and below-ground conduit, instances like major cable cuts or regional natural disasters could also cause such power or telecommunications failures. Due to the complexity of these electrical systems, errors or failures could occur which render an entire site to be unusable.

We constantly monitor system loads and performances and upgrade our systems to the extent we determine to be appropriate to handle estimated increases in power consumption. However, we may not be able to accurately predict future demand. To mitigate the impact of power failures, we maintain critical data center facilities at two separate locations in the Metro New York area. Although these data centers are located in the same geographical area, they are serviced via different power companies (e.g. ConEdison and Public Service Electric & Gas). In the event of a power outage at any of our data centers, we use uninterruptible power supplies (“UPS”) to provide limited battery backup for critical systems. We also use diesel-powered generators to backup the UPSs.

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

A computer virus infiltrating our systems through connections to client systems, emails received by us or connectivity to the Internet could also negatively impact the functioning of our computer systems. Although to date, we have not had any incidence of a virus fully penetrating our protective layers and infiltrating our production systems, we continue to review our protective layers and safeguards as our systems are susceptible to the growing number of potential viruses.

Any significant degradation or failure of one or more of our networks could cause our clients to suffer delays in transaction processing, which could damage our reputation, increase our service costs, or cause us to lose clients and revenues.

We depend on a limited number of network equipment and telecommunications suppliers and do not have supply contracts. Our inability to obtain necessary network equipment, technical support or other telecommunications services or being forced to pay higher prices for such equipment, support or services could materially adversely affect our business.

Some key components we use in our networks are available only from a limited number of suppliers. The services required for operation of our networks are also provided to us by a limited number of telecommunication services providers. We do not have long-term supply contracts with the suppliers of the key components of our networks or any other limited source vendors, and we purchase data network equipment on a purchase order basis. We also have no control over the operation, quality or maintenance of the services required to maintain such networks or even the continued performance of such services. If we are unable to obtain sufficient quantities of equipment, required technical support or services, or to develop alternate sources as required in the future, our ability to deploy equipment in and operate our networks could be delayed or reduced, or we may be forced to pay higher prices for our network components or related services. Delays or reductions in supplies or services could lead to slowdowns or failures of our networks.

Our clients may develop in-house networks or use network providers other than NYFIX and divert part or all of their data communications from our networks to their networks which could have a material adverse effect on our business.

Our clients may develop in-house networks or use other network providers because such clients want to connect to destinations not part of our NYFIX Marketplace Service or to only certain, but not all, destinations covered by our NYFIX Marketplace Service. As a result of any of these events, we could experience lower revenues or lost revenues from delays in connecting clients to our NYFIX Marketplace Service indirectly through third party providers rather than directly by us.

A decline in subscription and maintenance revenue, our largest source of revenue, or transaction revenue, could have a material adverse effect on our business.

Subscription and maintenance revenue is our most significant source of revenue. Subscription and maintenance revenue is fixed based on a contractual period of time, typically one to three years, and is not affected by trading volumes. However, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services. Pricing pressures due to competition, failure to sign new agreements with clients because of reductions in their new technology spending, and observed consolidation in the financial sector could affect our revenues and profitability. Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would impact profitability.

Transaction revenue has been a growing component of our revenue. There is no assurance, however, that we can continue to grow transaction revenue. As our costs to support transaction revenue are generally fixed, a decline in revenue would directly impact our profitability. Several risk factors apply to the analysis of the potential growth of transaction revenue:

•	Competitive pressure created by a proliferation of electronic execution competitors, including NYSE-Arca;
•

Potential changes in the U.S. market structure, e.g. the NYSE could establish limits on electronic access or create its own electronic matching order engine; there could be a consolidation of broker-dealers or a decline in the number of hedge funds; and

•	Increased client demands for bandwidth and speed, requiring reinvestment in hardware and software.

We have no current plans to transition from the subscription and maintenance or transaction-based revenue model due to general acceptance of it in the marketplace and the current trend of recurring, predictable revenue recognition and cash flows.

NYFIX Clearing may not be able to clear trades due to maximum limits imposed by the DTCC and the need for intra-day funding commitments from third parties.

NYFIX Clearing is restricted to a maximum limit imposed by the DTCC. In addition, to be able to clear trades, NYFIX Clearing may require added commitments from unaffiliated institutions to provide funding during a settlement day (“intra-day funding”). An inability to maintain or raise its maximum limits or to obtain and maintain third-party commitments to support intra-day funding could have an adverse impact on NYFIX Clearing’s ability to maintain or expand its business.

Our ability to maintain or expand our brokerage business could be adversely impacted if we do not continue to have third-party assistance to access exchanges and other important trading venues.

Our Transaction Services Division provides execution services with the assistance of third parties who provide us access to exchanges and other important trading venues in the execution business. If such third parties, exchanges or regulators determine that our Transaction Services Division must discontinue such indirect access, this could have an adverse impact on our ability to maintain or expand this business.

Our clients may not approve our broker-dealer subsidiaries as counterparties if we are unable to maintain certain levels of capital, fail to file our periodic reports in a timely fashion or fail to obtain Nasdaq relisting, and we may not be able to expand into other securities businesses without increased capital.

Many of the Transaction Services Division clients have stringent counterparty credit requirements that we may not satisfy if the capital in our broker-dealer subsidiaries falls below certain levels. If we are unable to satisfy these requirements, the result may be that Transaction Services Division clients limit the amount of transactions they enter into with us, which in turn would reduce our revenues. In addition, our ability to expand our Transaction Services Division’s business into new products and services may be limited by the amount of capital we have on hand. Failure to file our annual report on Form 10-K for 2005 and quarterly reports on Form 10-Q for 2006 in a timely fashion, as well as the continued delisting of our stock by Nasdaq, might deter clients from continuing to do business with us.

Our broker-dealer subsidiaries are at risk if their clients default on their trading obligations.

Under applicable regulatory requirements, our broker-dealers are required to cover for their clients if their clients default on their trading obligations by improperly failing to deliver cash or securities on the date when a trade settles. The broker-dealer can pursue its client for losses the broker-dealer sustains by delivering the required cash or securities. Our broker-dealers attempt to manage the risks associated with client trading defaults by conducting a number of background checks on their clients, including financial history, credit, regulatory and legal checks. The broker-dealer decides which background checks to undertake based on the relationship with the client and the nature and extent of the business that the client has with the broker-dealer. In addition, our broker-dealers monitor trades to check that counterparties know and confirm trades before settlement date to minimize market risk to which our broker-dealers can be exposed between trade date and settlement date. Our membership in the stock loan program of the OCC mitigates our risk with respect to our matched-book stock borrow/stock loan business. The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members. At December 31, 2005, approximately 71% of our stock borrow/stock loan transactions outstanding were processed through the OCC. Despite these measures to reduce the risk to our broker-dealers from trading defaults by their clients, there can be no assurance that our broker-dealers will avoid such risks entirely or that if losses do occur they will not have a material impact on the financial condition or reputation of the affected broker-dealer.

The cost structure of our OMS business could negatively impact our profitability if large clients were to discontinue using our services.

We provide order management systems to approximately 140 broker-dealers. There is a significant cost associated with maintaining and enhancing these systems. The largest clients make a disproportionately large contribution to total order management revenues. If a significant share of these large clients were to discontinue use of our systems, we will need to continue to incur the costs associated with supporting our remaining clients and this could negatively impact our profitability.

A decline in trading by our Buy-Side clients could negatively impact our cash flow.

We generally receive payment for trades made on behalf of our Buy-Side clients within three days. Payments for trades made on behalf of our Sell-Side clients are generally invoiced on a monthly basis. If we were to experience fewer trades from our Buy-Side clients, our cash flow could be negatively impacted.

We might not be able to accommodate increased levels of trading activity.

There could be an increase in transaction levels driven by market volumes, regulatory changes and industry changes. This increase could jeopardize the ability of our hardware and software to accommodate the increase in the total number of trades, the number of items handled during a given period of time and latency, the time required to deal with a single order.

Regulation NMS and MiFID could significantly alter the market structure and the volume of trading of equities in the U.S. and in the EU which would adversely affect us if we are unable to provide competitive performance, functionality, and capacity.

As a result of the implementation of Regulation NMS, the order flow of our Transaction Services Division might migrate to competitive trading platforms as traders seek to exploit changes in market microstructure with a resulting decline in revenue. Additionally, trading volumes and market data volumes might substantially increase at the NYSE and other markets, and unless our Transaction Services and OMS Divisions are able to implement sufficient systems upgrades and product enhancements, we might be unable to keep up with the increased market volumes and compliance obligations, in which case clients would trade elsewhere. In addition, unless our OMS division is able to implement product enhancements to provide a Regulation NMS compliant solution to our clients, they may cancel subscriptions to our OMS products.

In the European Union, MiFID is required to become national law in all EU countries by November of 2007. MiFID is intended to create a unified European market, with common regulation regarding investments and trading in EU countries. Although the impact of these regulations on NYFIX is uncertain, they could result in increased competition, increased administrative costs and exposure to enforcement actions.

Our business could be adversely affected by our inability to attract and retain talented employees, including software developers.

Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we were unable to hire or retain the services of talented financial and software professionals, we would be at a competitive disadvantage.

RISKS RELATING TO RESTATEMENTS AND RELATED PENDING LEGAL PROCEEDINGS

Our internal review of our historical financial statements, the restatement of our consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, a material adverse effect on us.

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed us that it was conducting an informal investigation related to our stock options granted. On February 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We are cooperating with the SEC with respect to this matter and have produced documents responsive to document requests and subpoenas. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former independent registered public accounting firm.

We could be subject to substantial penalties, fines or regulatory sanctions or claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigation into our historical stock option granting practices and other related matters described below, which could adversely affect our business and operating results. We are unable to predict the outcome of the SEC investigation into our historical stock option granting practices and whether or not the other restatement items will lead to additional investigations or inquiries.

In connection with the restatement of our 1999 through 2002 consolidated financial statements relating to our accounting for the losses incurred by NYFIX Millennium filed in May 2004, the Division of Enforcement of the SEC informed us by letter dated July 14, 2004 that it was conducting an informal inquiry. On January 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We have cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former auditors. In March 2006, we announced that the SEC Enforcement Staff had advised that it is recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual. As a result of the Staff’s recommendation, which is subject to a formal approval process within the SEC, we have not been required to produce any more documents or provide additional witnesses for testimony in connection with this inquiry.

The Consolidated Financial Statements for the year ended December 31, 2005 included in this report on Form 10-K restate the results of operations for fiscal years 2004 and 2003 and, in Note 19, the results for interim periods in 2004 and the quarter ended March 31, 2005 to reflect changes in our accounting for stock options granted, acquisitions and investments, revenue recognition, income taxes and treasury stock issuances. Costs incurred for professional fees for outside accountants and lawyers to restate and reaudit our financial results and to produce and analyze document requests and to address related litigation have been significant and are expected to be significant into 2007.

We are the subject of several legal and administrative proceedings relating to our granting of stock options to certain of our employees, officers and directors. We are unable to predict the outcome of these proceedings and can give no assurances that the outcome of these proceedings will not have a material impact on us or that other proceedings will not be initiated.

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney, we are responding to the subpoena by producing the documents we produce to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one of our current employees and one of our former employees and with at least one employee of our former independent registered public accounting firm.

Since June, 2006, we have been served as a nominal defendant in several shareholder derivative actions against us and several of our current and former officers and directors, asserting, among other things, claims under the federal securities laws, corporate waste, fraud and breach of fiduciary duty against all the individual defendants based on claimed backdating of stock option grants to these individuals between 1997 and 2003.  In addition, certain stockholders have made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in these actions.

In November, 2006 we received a document request from the IRS relating to stock option grants and exercises in connection with the IRS examination of the our returns for the years 2001 and 2004.

We are unable to predict the outcome of any of these matters at this time and can give no assurances that the outcome of any of these proceedings will not have a material impact on us or that there will not be other proceedings arising from this restatement or the matters described in this report on Form 10-K.

Many members of our senior management team and our Board of Directors have been and will be required to devote a significant amount of time on matters relating to the continuing SEC investigation, the restatement, our outstanding periodic reports, remedial efforts and related litigation.

Our senior management team and our Board of Directors have devoted a significant amount of time on matters relating to the continuing SEC investigation into our historical stock option grants, the 2005 Restatement, curing the delinquency related to our periodic reports, remedial efforts and related litigation. In addition, certain members of our Board of Directors are named defendants in a number of legal proceedings asserting claims of federal securities laws related to the SEC investigation into our historical stock option granting practices. Defending these actions will require significant time and attention from members of our current senior management team and our Board of Directors. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with the 2005 Restatement and our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses in our internal control.

Material weaknesses in our internal control over financial reporting, including those that may exist or hereafter arise or be identified, could adversely impact our ability to provide timely and accurate financial information. Additional work remains to be done to address the identified material weaknesses. We may be required to hire additional employees and consultants to address these weaknesses, and may experience higher than anticipated capital expenditures and operating expenses during the implementation of these changes and thereafter. If we are unable to address these weaknesses effectively or if other material weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following our remediation plans, or fail to update our internal control as our business evolves or to integrate acquired businesses into an in-control environment, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation, events of default under our long-term debt agreements and the terms of our agreement with the holder of our preferred stock, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock. Such weaknesses may impact our ability to list on a national securities exchange, such as Nasdaq.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement action if further restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

Our stock is currently delisted from the Nasdaq National Market quotation system.

As a result of the delisting of our stock from Nasdaq on November 1, 2005, our common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market. In addition, if the market price of our common stock is less than $5.00 per share, our common stock could be considered a penny stock and become subject to the regulations applicable to penny stocks.

RISKS RELATING TO THE BROKER-DEALER INDUSTRY REGULATIONS

The securities brokerage industry is subject to extensive government and other regulation. If NYFIX Millennium, NTS, NYFIX Clearing or NYFIX International fail to comply with these regulations, they may be subject to disciplinary or other action by regulatory organizations. Changes in such regulations could increase our compliance costs.

We are subject to extensive government and other regulation. NYFIX Millennium, NTS and NYFIX Clearing are subject to extensive regulation under both federal and state laws and NYFIX International is subject to extensive regulation under UK laws. In addition to these laws, we must comply with rules of the SEC, including Regulation ATS for NYFIX Millennium, and the NASD, FSA, various stock exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. As regulated subsidiaries, NYFIX Millennium, NTS, NYFIX Clearing and NYFIX International are subject to numerous regulations covering the securities business, including:

•	marketing practices;

•	capital structure, including net capital requirements;
•	record keeping; and
•	conduct of directors, officers and employees.

The ability of NYFIX Millennium, NTS, NYFIX Clearing and NYFIX International to comply with such regulations depends largely on the establishment and maintenance of an effective compliance system, as well as their ability to attract and retain qualified compliance personnel. If a claim of noncompliance is made by a regulatory authority, the efforts of the management of NYFIX Millennium, NTS, NYFIX Clearing or NYFIX International could be diverted to responding to such claim and they could be subject to a range of possible consequences, including the payment of fines, civil lawsuits and the suspension of one or more portions of their business. In addition, their mode of operation and profitability may be directly affected by:

•	additional legislation;
•	changes in rules promulgated by the SEC, the Board of Governors of the Federal Reserve System, the NASD, the FSA, the various stock exchanges or other SROs; or

•	changes in the interpretation or enforcement of existing laws and rules.

If we are unable to defend against such claims, we may be subject to disciplinary or other action by regulatory organizations, including censure, fines, the issuance of cease-and-desist orders or the suspension, and/or disqualification of our officers, directors or employees. The fines, if material, could have an adverse effect on our earnings because it could greatly increase our capital expenditures. If any of our employees were suspended or disqualified, we may be unable to meet the needs of our clients or to solicit new business. This could also have an adverse effect on our earnings. Furthermore, any such penalties could materially harm our reputation in the industry, which could have a long-term effect on our financial growth.

In addition, NYFIX Millennium’s status as a recognized ATS requires that its trade execution and communication systems be able to handle anticipated present and future peak trading volumes. If any of our systems become disabled, the ability to process trades and handle peak trading volumes will be compromised. The status of NYFIX Millennium, NTS and NYFIX Clearing as SEC registered broker-dealers and NASD members and NYFIX International as an FSA registered entity are conditioned, in part, on their ability to process and settle trades.

We may not be able to meet Net Capital Rule Requirements.

The SEC, the FSA and the NASD, as well as other regulatory agencies and securities exchanges within and outside the U.S., have stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers. These rules include the SEC’s net capital rule (15c3-1), to which our U.S. broker-dealer subsidiaries are subject, and the financial resources requirements of the FSA to which our UK registrant is subject. The failure by one of these subsidiaries to maintain its required regulatory net capital or financial resources (collectively, “Net Capital”) may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD and other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, a change in the Net Capital rules, the imposition of new rules or any unusually large charge against the Net Capital of one of our regulated subsidiaries could limit its operations, particularly those that are capital intensive. A large charge to the Net Capital of one of these subsidiaries could result from an error or other operational failure or a failure of a client to complete one or more transactions, including as a result of that client’s insolvency or other credit difficulties, and we cannot assure you that we would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge. The Net Capital rules could also restrict our ability to withdraw capital from our regulated subsidiaries, which could limit our ability to pay cash dividends if we decided to pay dividends, repay debt or repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against the Net Capital of any of our regulated subsidiaries could adversely affect our financial position. In addition, as a member of DTCC, our NYFIX Clearing subsidiary is required to maintain excess Net Capital of $10 million. Our NYFIX Clearing subsidiary had excess Net Capital in excess of $25 million at January 31, 2007. At December 31, 2005, our regulated subsidiaries had aggregate Net Capital requirements (including the DTCC requirement for NYFIX Clearing) of $11.2 million. In 2005, we provided an aggregate additional capital of $3.0 million in the form of additional capital contributions to our broker-dealer subsidiaries. If our regulated subsidiaries fall below their minimum regulatory Net Capital and minimum excess regulatory Net Capital requirements, their operations would be restricted by their respective regulatory agencies.

If the holder of our preferred stock (the Investor) converts the preferred stock and exercises the warrants held by it, it could acquire effective voting control of us. Its interests may or may not be aligned with those of our other stockholders.

If the Investor converted the preferred stock and exercised the warrants held by it in full as of December 31, 2006, the Investor would have owned about 33% of our then outstanding common stock. The Investor is permitted under the Securities Purchase Agreement to acquire up to 40% of our outstanding common stock, on an as-diluted basis. Such conversion and exercise in full may enable the Investor to effectively acquire the ability to elect all of our directors and determine the outcome of other matters submitted to a vote of stockholders. This ability may enable it to influence management and may discourage a third party from making a significant equity investment in us or seeking to acquire us. The interest of the Investor may differ from those of our other stockholders in material respects. Additionally, the Investor may determine that the disposition of some or all of its interests in us would be beneficial to it at a time when such disposition could be detrimental to us or our other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2. Properties

Our office on Wall Street in New York City comprises 47,400 square feet of leased space expiring in 2014, including 11,600 square feet of new space leased in 2006. Our office in Stamford, Connecticut, consisted of 26,500 square feet of leased space, expiring in 2015. In the second half of 2006, we signed an agreement to sublet the entire Stamford office space and closed the Stamford office. On an interim basis, we maintain 7,315 square feet of other space in the Stamford office location, of which 3,212 square feet is leased through October 2008, with the balance on a month to month basis. We have a former office on Wall Street with 23,800 square feet of leased space expiring in 2010, which we sub-lease to two third parties.

We also have offices in Lyndhurst, New Jersey, which is a data center where we lease 2,150 square feet expiring in 2009, and in London, which is a sales office where we lease 5,500 square feet expiring in 2009. In addition, we maintain a sales office in San Francisco consisting of 1,400 square feet with a lease expiring in 2008. We also maintain redundant data center facilities in the New York Metropolitan area, consisting of 850 square feet expiring in 2009 and 2,750 square feet expiring in 2011. Our international data center facilities in London, Amsterdam, Hong Kong and Tokyo are located within the facilities of third-party operations.

Item 3.   Legal Proceedings

Litigation

On May 13, 2004, an action entitled Fuller & Thaler Asset Management v. NYFIX, Inc., et al. was filed in the United States District Court for the District of Connecticut. The complaint named us, our former Chairman and Chief Executive Officer, two of our former Chief Financial Officers and certain of our directors as defendants. The complaint was filed as a putative class action claim on behalf of all buyers of our stock between March 30, 2000 and March 30, 2004 and sought an unspecified amount of damages. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, based on the issuance of a series of allegedly false and misleading financial statements and press releases concerning, among other things, our investment in NYFIX Millennium. On July 20, 2004, the court appointed three different plaintiffs to be the lead plaintiffs, as Fuller & Thaler Asset Management withdrew as the named plaintiff. The action became titled Johnson, et al. v. NYFIX, Inc., et al. On August 19, 2004, the newly named plaintiffs filed a first amended class action complaint, which added, among other things, allegations of violations of Sections 11 and 15 of the Securities Act. The new allegations were based fundamentally on the same allegations that the plaintiffs asserted in the original complaint. The defendants filed a motion to dismiss the amended complaint with prejudice on October 6, 2004. The court heard oral arguments on September 27, 2005. On October 3, 2005, the court dismissed all claims without prejudice and granted plaintiffs leave to replead their claims. On November 16, 2005, plaintiffs filed a second amended complaint. The action became titled THS&H Investment Associates LLC, v. NYFIX, Inc., et al, as one of the three named plaintiffs in the first amended complaint, Douglas M. Johnson, withdrew as a named plaintiff. Plaintiffs, purporting to represent a group of former shareholders of Javelin Technologies, Inc., a company we acquired in 2002, allege in the second amended complaint that the former shareholders were defrauded in a 2002 merger transaction. They purported to assert Section 11 and 15 claims against us based on certain escrowed shares that plaintiffs alleged they “acquired” after the effective date of the relevant registration statement. The defendants filed a motion to dismiss the second amended class action complaint with prejudice on December 28, 2005. Prior to a ruling by the court, plaintiffs agreed to the dismissal of the action without costs or attorneys’ fees or any consideration of any kind being paid to any party. Based on this agreement, the court dismissed this class action lawsuit in June 2006.

In July 2005, Trading Technologies International, Inc., filed a patent infringement action in the United States District Court for the Northern District of Illinois, Civil Action No. 05C 4120, against us, NYFIX Overseas and two unaffiliated companies.  Trading Technologies alleged that the defendants were infringing its U.S. Patent Nos. 6,766,304 and 6,772,132, both titled “Click Based Trading with Intuitive Grid Display of Market Depth” (the “Patents”).  Trading Technologies sought a preliminary and permanent injunction and an unspecified amount of damages, including treble damages.  In January 2006, we and Trading Technologies announced that we had resolved the lawsuit the previous month with the entry of a consent judgment. In that consent judgment, we admitted infringement by a version of NYFIX Overseas’s Derivatives Depth Order Entry Window product incorporating a static price ladder (which had previously been distributed by NYFIX Overseas only to a limited number of its clients). The consent judgment also specifies that the Patents are valid. Under the settlement agreement, we agreed not to use or offer to our clients any version of its Derivatives Depth Order Entry Window product that infringes the Patents in the future. Trading Technologies agreed not to sue us or our clients for infringement of the Patents based on the sale or use of NYFIX’s new Derivatives Depth Order Entry Window product. As part of the settlement, Trading Technologies released us, NYFIX Overseas and our clients from any past liability for infringement of the Patents. No monetary payment was made by us, NYFIX Overseas or Trading Technologies.

On or about June 1, 2006, we were served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al. in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, our former Chief Information

Officer, a former Chief Financial Officer, and six other current directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, we were named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al. in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, our current Secretary and General Counsel and our former Executive Vice President and President of NYFIX Millennium. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.

On August 30, 2006, we were served as a nominal defendant with a complaint (the “Cattelona Complaint”) in a shareholder derivative action titled Cattelona v. Hansen, et al. in the United States District Court for the District of Connecticut.   The Cattelona Complaint also names our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Cattelona Complaint asserts counts against the individual defendants for violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, Section 14(a) of the Exchange Act and Section 20(a) of the Exchange Act, and for breach of fiduciary duty, gross mismanagement and corporate waste. In addition, the Cattelona Complaint asserts a count against four of the individual defendants for unjust enrichment based on claimed backdating of stock option grants to the latter individuals between 1999 and 2002.

On or about September 7, 2006, a complaint (the “Brock Complaint”) was filed in a shareholder derivative action titled Brock v. Hansen, et al. in the United States District Court for the District of Connecticut. The Brock Complaint names us as a nominal defendant, as well as our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, our former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Brock Complaint asserts a count for an accounting of all stock options granted to the individual defendants, and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract. In addition, the Brock Complaint asserts counts against three individual defendants for rescission and for breach of contract for stock option grants made between 1997 and 2001.

On December 5, 2006, the U.S District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; for an accounting of all stock options granted to the defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium, LLC, one of our subsidiaries. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the filing of the Federal Court Consolidated Complaint.

In addition, certain shareholders have made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in the Ritchie and McLaughlin suits.

In January 2006, a former NYFIX employee filed a state court action in the New York Supreme Court for New York County titled Iovino v. NYFIX, Inc., alleging that he was discriminated against on the basis of his sexual orientation.  He is claiming $50 million in damages.  In April 2006, NYFIX answered the complaint, denying the allegations.

In June 2006, a former independent contractor in Madrid, Spain commenced a proceeding in Social Court No. 29 of Madrid, Spain in connection with the closing of Eurolink Network, Inc.’s Madrid office.  He alleged that he was an employee, not an independent contractor, and that under Spanish law he was entitled to certain employee benefits.  In October 2006, we settled this matter, paying this individual €260,000. He was seeking a payment of more than €300,000.

In November 2005, Tradition - UK, a London client of Overseas, sent a letter of claim, alleging breach of warranty and negligence in the performance of Overseas under a Purchase and License Agreement and Service agreement relating to the furnishing of an order book management system provided by Overseas to Tradition - UK.  Tradition - UK sought reimbursement of all payments it had made, totaling £475,000 plus an estimated further £2 million for loss of revenue and damage to reputation.  NYFIX, Inc. and NYFIX Overseas responded in February 2006, stating that Tradition - UK’s claims are entirely without merit and asserting claims against Tradition - UK for non-payment of amounts owed.  To our knowledge, NYFIX Overseas has heard nothing further from Tradition - UK on this matter.

In September 2005, Tradition Asiel Securities (“Tradition - U.S.”) provided RTT, a wholly-owned subsidiary of NYFIX, Inc., a notice of termination, claiming that RTT had failed to perform in accordance with, and had breached, a December 2004 agreement.  In an earlier letter in July 2005, Tradition - U.S. claimed that the breach caused Tradition - U.S. to be charged by the NASD with a number of regulatory violations.  In a series of letters in August and September 2005, RTT responded that it was not in breach and that Tradition - U.S. was in default for not paying amounts owed under the December 2004 agreement.  There have been no material developments in this matter since September 2005.

In April 2005, a former employee filed a verified complaint with the New York State Division of Human Rights, alleging discrimination on the basis of race/color, age and opposition to unlawful discriminatory practices.  In June 2005, we filed a position paper with the New York State Division of Human Rights, denying the complainant’s charges in their entirety and requesting that the Division render a determination of “No Probable Cause.”  On December 21, 2006, the Regional Director of the New York State Division of Human Rights made a determination that there was probable cause to support the allegations of the complaint. We intend to vigorously defend these actions.

Other

In September 2004, we received a letter from counsel for TransactTools, Inc. (“TT”), asserting that TT strongly believed that a newly-hired NYFIX consultant, who had had an employment or consulting relationship with TT, would inevitably disclose and use TT’s proprietary confidential and trade secret information in violation of his contractual and common law obligations to TT in any position with NYFIX.  TT’s counsel requested certain information and assurances from NYFIX.  NYFIX’s outside counsel communicated with TT’s counsel in October 2004 and NYFIX has heard nothing further on this matter from either TT or its counsel since then.  The individual is no longer a consultant for NYFIX.

During the course of normal business, we become involved in various routine legal proceedings. We believe that we are not presently a party to any other material litigation, the outcome of which could reasonably be expected to have a material adverse effect on our consolidated financial statements.

SEC Matters

In connection with the restatement of our 1999 through 2002 consolidated financial statements relating to our accounting for the losses incurred by NYFIX Millennium, in May 2004, the Division of Enforcement of the SEC informed us by letter dated July 14, 2004, that it was conducting an informal inquiry. On January 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former independent registered public accounting firm. In March 2006, we announced that the SEC Enforcement Staff had advised that it is recommending that the SEC close its inquiry into this matter without any action being taken against us or any individual. As a result of the Staff’s recommendation, which is subject to a formal approval process within the SEC, we have not been required to produce any more documents or provide additional witnesses for testimony in connection with this inquiry.

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed us that it was conducting an informal investigation, related to our stock options granted. On February 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We are cooperating with the SEC with respect to this matter. We believe that we are substantially complete with regard to producing all documents responsive to document requests and a subpoena; however, we are continuing to produce documents when and as they are discovered. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former independent registered public accounting firm, in this inquiry.

We are unable to predict the outcome of either matter at this time and can give no assurances that the outcome of either or both matters will not have a material impact on us. However, as noted in the first paragraph of this section, the SEC Enforcement staff has advised us that it intends to recommend the closure of the NYFIX Millennium inquiry with no action taken against either us or our employees.

Grand Jury Subpoena

In May 2006, we received a grand jury subpoena from the U.S. Attorney’s office for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney, we are responding to the subpoena by producing the documents we produce to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one of our current employees and one of our former employees and with at least one employee of our former independent registered public accounting firm.

IRS Document Request

In November 2006, we received a document request from the IRS relating to stock option grants and exercises in connection with the IRS examination of our returns for the years 2001 and 2004. We are cooperating with the IRS and have produced documents responsive to the document request. Since certain of these options were granted at a price below the fair market value of our stock on the date of grant and have other documentation issues, they do not qualify for Incentive Stock Option tax treatment under Section 409A of the Internal Revenue Code. As a result, we have certain tax exposure, as the Company, under former management, did not properly withhold income and payroll taxes. We also have certain tax exposure, under Section 409A for employee taxes potentially due on option grants made with exercise prices below fair market value on the date of grant.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no items submitted to a vote of security holders during the fourth quarter of 2005.

The Board of Directors has determined that it would be in the best interest of the Company to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 60,000,000 to 100,000,000. As of December 31, 2006, there were 35,521,208 shares of the Company’s common stock outstanding, leaving 23,345,014 shares of common stock authorized but unissued and 1,133,778 shares of common stock held in treasury. However, as of December 31, 2006, the Company had obligations to issue approximately 22.5 million shares of common stock consisting of (i) stock options to purchase approximately 3.7 million shares of its common stock, (ii) 1,324,706 shares of common stock issuable at a conversion rate of approximately $5.66 upon conversion of the Company’s $7,500,000 Convertible Note, (iii) 2,250,000 shares of common stock issuable upon exercise of the warrant issued in connection with the sale of 1,500,000 shares of Series B Voting Convertible Preferred Stock to the Investor, (iv) 15,000,000 shares of common stock issuable upon conversion of the shares of Series B Preferred, and (v) 227,500 shares of common stock due to the Investor in connection with a semi-annual dividend.

The proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of Company common stock must be approved by a majority of the aggregate voting power represented by the outstanding shares of common stock and Series B Preferred, voting as a single class, and by a majority of the outstanding shares of common stock, voting as a separate class.

At a special meeting of stockholders held on February 27, 2007, such proposal was so approved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Between March 6, 2000 and October 31, 2005, our common stock generally traded on the Nasdaq National Market under the symbol NYFX. From April 7, 2005 through July 11, 2005, and from August 16, 2005 through October 31, 2005, our common stock traded on the Nasdaq under the symbol NYFXE. The addition of the “E” to our trading symbol indicated that we had not timely filed certain periodic reports. On November 1, 2005, our stock was delisted from trading on the Nasdaq.

As described in Note 11, Stockholders’ Equity, of the Notes to the Consolidated Financial Statements, on October 31, 2005, we announced that our common stock was delisted from the Nasdaq National Market for noncompliance with Nasdaq listing requirements. Specifically, we were unable to comply with Marketplace Rule 4310(c)(14) because of the inability to file our quarterly report on Form 10-Q for the three months ended June 30, 2005 within the extended deadline previously granted by the Nasdaq Listing Qualifications Panel. This delay was primarily due to the impact of, and uncertainties related to, the ongoing SEC and internal investigation into our accounting for stock options grants.

As a result of this delisting, our common stock is currently traded in the OTC securities market with real-time quotes available on the National Quotation Bureau’s “Pink Sheets”, an electronic quotation service, using the symbol NYFX. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market. In addition, if the market price of our common stock is less than $5.00 per share, our common stock could be considered a penny stock and become subject to the regulations applicable to penny stocks.

Our common stock had the following high and low intra-day sale prices for the periods indicated. Such prices were as reported by the Nasdaq through October 31, 2005, and as quoted in the Pink Sheets for the subsequent period. Such OTC market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

PRICES OF COMMON STOCK

	High	Low
2006
First Quarter	$ 7.20	$ 4.31
Second Quarter	$ 7.51	$ 4.20
Third Quarter	$ 6.03	$ 4.13
Fourth Quarter	$ 6.45	$ 5.25
2005
First Quarter	$ 6.27	$ 4.01
Second Quarter	$ 6.32	$ 3.64
Third Quarter	$ 8.05	$ 5.06
Fourth Quarter	$ 5.95	$ 2.07
2004
First Quarter	$ 8.18	$ 4.81
Second Quarter	$ 6.78	$ 3.87
Third Quarter	$ 7.07	$ 3.82
Fourth Quarter	$ 6.51	$ 4.39

The closing price of our common stock was $4.26 per share as of December 31, 2005, and $6.30 per share as of Dec 29, 2006, as quoted in the Pink Sheets.

Holders

At February 15, 2007 the records of our transfer agent indicated that there were 311 holders of record of our common stock.

Dividend Policies and Restrictions

Holders of our common stock are entitled to dividends if and when declared by the Board of Directors out of funds legally available. We have not paid or declared any cash dividends on any class of our common equity since our incorporation and have no present intention of paying cash dividends on our common stock. We intend to utilize any income we may achieve for the development of our business and for working capital purposes.

As further described in Note 20 to the Consolidated Financial Statements, in connection with the investment by Warburg Pincus effective on Oct 12, 2006, we issued Series B Preferred Stock. Holders of our outstanding Series B Preferred Stock have the right to receive semi-annual dividends at an annual rate of 7.0% payable in shares of common stock using the conversion price then in effect (currently $5.00) as the value of the common shares. Such dividends must be paid before any cash dividends may be paid to holders of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans at December 31, 2005:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Plan category:
Equity compensation plans approved by security holders (1),(2)	4,826,150	$10.26	357,790
Equity compensation plans not approved by security holders (3)	331,097	$11.04	146,812

Total	5,157,247	$10.31	504,602

(1) Consists of stock options outstanding to purchase 2,956,717 shares and 1,869,433 shares of our common stock under the NYFIX 2001 and NYFIX 1991 Plans, respectively.

(2) Based on the findings of our internal review of stock option grant practices, certain stock option grants, as described further in Note 2 and Note 15 to the Consolidated Financial Statements, may be considered outside certain plans approved by security holders. At this time, such determinations have not been made.

(3) Consists of (i) stock options outstanding to purchase 256,597 shares of our common stock under the Javelin 1999 Plan, which was assumed as part of the acquisition of Javelin on March 31, 2002, and (ii)

stock options outstanding to purchase 74,500 shares of our common stock that were issued out of the 1991 Plan after its expiration. See Note 15 to the Consolidated Financial Statements.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

Private Placements

Common Stock

On July 5, 2006 (the “Closing Date”), we issued 2,713,000 shares of our common stock to certain clients of an investment manager (collectively, the “Buyers”) for an aggregate purchase price of $12.6 million. We also issued 157,693 shares of our common stock to Rhone Group Advisors, LLC to pay placement agent fees equivalent to 6% of the gross proceeds of this transaction. The issuance of the shares to the Buyers was effected in reliance on the exemption from the registration provisions of the Securities Act provided by Regulation D, Rule 506.

Pursuant to the Purchase Agreement signed and delivered us by the Buyers, each Buyer made the following representations, among others: (a) such Buyer is acquiring the securities for its own account for investment and not for the account of any other person and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempt from registration, (b) such Buyer is an accredited investor and is also knowledgeable, sophisticated and experienced in making, and is qualified to make decisions with respect to, investments in securities presenting an investment decision like that involved in the purchase of our securities, (c) such Buyer was furnished with all materials relating to our business, finances and operations and materials relating to the offer and sale of our securities which have been requested by such Buyer and that such Buyer was provided the opportunity to ask questions of us. Management determined that each Buyer is an Accredited Investor (as defined in Regulation D) and also a sophisticated investor. In addition, we disclosed to the Buyers that such shares have not been registered under the Securities Act and consequently cannot be resold unless registered under the Securities Act or an exemption from registration is available, and a restrictive legend will be placed on the share certificates. Consequently, management determined that such shares can be issued to the Buyers in reliance on Rule 506 of Regulation D.

Pursuant to a registration rights agreement entered into on the Closing Date, we were obligated to use our best efforts to become current in our reporting obligations under the Exchange Act by September 30, 2006, and incur penalties if we failed to become current in our reporting obligations by December 31, 2006. We failed to become current in such obligations by December 31, 2006, which resulted in our incurring a liability to the Buyers in the form of liquidated damages in the amount of 5% of the purchase price. In December 2006, we recorded a charge of $631,000 as a result of not meeting the December 31, 2006 filing requirements. In addition, we are obligated to cause a registration statement for these shares to become effective within 45 days (if the SEC will not review such registration statement) and 120 days (if the SEC does review the registration statement) following the date that we cure the delinquency in our Exchange Act reporting (such 45 or 120 day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective in accordance with the Effectiveness Deadline would result in additional liability owed to the Buyers for liquidated damages. Our total liability for liquidated damages in connection with such deadlines is capped at 13% of the aggregate purchase price. We are responsible for paying the costs associated with the aforementioned registration statement.

Convertible Preferred Stock

On September 4, 2006, we entered into a definitive agreement to sell 1.5 million shares of convertible preferred stock to Warburg Pincus Private Equity IX, L.P. (the “Investor”), a leading global private equity firm, for $75 million. We are using and intend to use the net proceeds from the investment, after deducting a 6% placement agent fee of $4.5 million to Rhone Group Advisors, LLC, and other transaction-related expenses of $1.3 million, for general corporate purposes and business development activities. The transaction closed on October 12, 2006. The shares of Series B Preferred and the Warrant were issued in a private placement transaction under Rule 506 of Regulation D of the Securities Act.

Pursuant to the Purchase Agreement, the Investor made certain representations, including the following: (a) the Investor is acquiring the securities for its own account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the shares of Series B Preferred or the Warrant, (b) the Investor is a “qualified institutional buyer” within the meaning of Rule 144A(a) of the Securities Act or an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, (c) the Investor has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in us and is able to bear the economic risk of such investment for an indefinite period of time, and (d) the Investor was furnished access to such information and documents as it has requested and has been afforded an opportunity to ask questions of and receive answers from representatives of us concerning the terms and conditions of the Purchase Agreement and the purchase of the Series B Preferred. In addition, we disclosed to the Investor that the shares of Series B Preferred, the Warrant and the shares of common stock issuable upon exercise of the Warrant have not been registered under the Securities Act and consequently cannot be resold unless registered under the Securities Act or an exemption from registration is available, and a restrictive legend will be placed on the share certificates and Warrant. Consequently, management determined that such shares and Warrant can be issued to the Investor in reliance on Rule 506 of Regulation D of the Securities Act.

Each share of convertible preferred stock sold under the agreement is initially convertible into 10 shares of common stock, at an initial conversion price of $5.00 per common share, which represents a discount of approximately 6.5% to the closing price of our common stock on September 1, 2006 and a premium of 9.3% to the last 45 trading day average prior to September 4, 2006. Per the agreement, our failure to file our audited financial statements for each of the three years ended December 31, 2003, 2004 and 2005 and the six month period ended June 30, 2006 with the SEC prior to February 15, 2007, will result in the conversion price of the convertible preferred stock being automatically adjusted to the lowest average closing price during any period of 30 consecutive business days between February 15, 2007 to and including the actual date of filing, if the conversion price, as so adjusted, would be lower than the initial conversion price. In the event that fewer than 30 business days elapse between February 15, 2007 and the actual filing date, the conversion price will be adjusted on the basis of the average closing price for the 30 consecutive business days preceding the actual date of filing, if the price, as so adjusted, would be below the conversion price. Dividends are payable on the convertible preferred stock in shares of common stock semiannually at a rate of 7% using the conversion price then in effect (currently $5.00) as the value of the common shares. As part of this transaction, we also issued the Investor warrants to purchase 2.25 million shares of our common stock at an exercise price of $7.75 per share.

As part of the agreement with the Investor, we agreed to hold a stockholder vote to increase our authorized share capital. We filed a definitive proxy statement on January 26, 2007 relating to our proposal to increase the number of authorized shares of common stock from 60 million to 100 million. The proposal was approved at a special meeting of stockholders that was held on February 27, 2007.

Uses of Common Stock and Treasury Stock

At December 31, 2002, we had 31,119,258 shares of common stock outstanding, with 1,301,300 held in treasury.

In July 2003, in connection with our acquisition of the remaining 82% of Renaissance (see Note 4 to the Consolidated Financial Statements), we issued 462,286 shares of our common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million, and issued 59,653 shares of our common stock with selling restrictions to certain unitholders of Renaissance, having a fair value of $343,000. In connection with the acquisition of Renaissance, we acquired in treasury 60,000 shares of our common stock that we had issued to Renaissance unitholders in connection with our original investment in Renaissance, and which Renaissance had subsequently acquired. We recorded the receipt of the treasury stock at the then current market value of $380,000. In addition, during 2003, we issued an aggregate of 279,978 shares pursuant to the exercise of employee stock options.

In July 2004, we issued 51,828 shares of our common stock to certain noteholders of Renaissance as the first principal payment under the promissory notes, valued at $246,000. In April and September 2004, pursuant to notice from certain noteholders after our technical default on the promissory notes, related to delays in periodic reporting, we issued, in the aggregate, 388,616 shares of our common stock (of which 13,270 were issued from our treasury stock) as payment for $2.0 million in principal amount of such notes. In October 2004, we issued an additional 20,800 shares of our common stock, from our treasury stock to certain unitholders of Renaissance in connection with a price protection provision. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates of $321,000 during 2004 was charged directly to retained earnings. In addition, during 2004, we issued an aggregate of 103,211 shares pursuant to the exercise of employee stock options.

During 2005, we issued 85,738 shares from treasury stock to the EuroLink promissory noteholders as payment towards the notes with an aggregate market value agreed in April 2005 of $408,000. Pursuant to receiving default notices from certain of the Renaissance noteholders, as a result of not being current with our SEC filings, in April 2005, we issued 16,801 shares from treasury stock with an aggregate market price of $84,000 in full settlement of certain notes. In July 2005, we issued 36,401 shares of common stock from treasury stock with an aggregate market price of $218,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates of $1,280,000 during 2005 was charged directly to retained earnings. In addition, during 2005, we issued an aggregate of 31,433 shares pursuant to the exercise of employee stock options.

In each case, we issued such securities in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

As a result of the foregoing activity, we had the following shares issued, held in treasury and outstanding as of the years ending December 31, 2005, 2004 and 2003:

	2005	2004	2003
Shares issued	33,784,293	33,752,860	33,222,475
Shares held in treasury	(1,188,290)	(1,327,230)	(1,361,300)

Shares outstanding	32,596,003	32,425,630	31,861,175

Note: Shares outstanding for 2003 include 22,500 shares issued for non-recourse notes.

Item 6.  Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report on Form 10-K. The information presented in the following tables has been adjusted to reflect the 2005 Restatement of our financial results which is more fully described in the Introductory Explanatory Note immediately preceding Part I of this report on Form 10-K, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 to the Consolidated Financial Statements.

We derived the selected consolidated financial data for the years ended 2005, 2004 and 2003 from our audited Consolidated Financial Statements and related notes thereto appearing in this report on Form 10-K. The consolidated statement of operations data for the years ended 2002, 2001, 2000, 1999, 1998 and 1997 and the consolidated balance sheet data as of the years ended 2003, 2002 and 2001 have been restated and are presented herein on an unaudited basis.

We have not amended our annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the 2005 Restatement. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this report on Form 10-K, and the financial statements and related financial information contained in such reports should no longer be relied upon.

Year Ended December 31,	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated statement of operations data:	(1)	Restated (A) (1)	Restated (A) (1) (2)	Restated (A) (1) (3) (6)	Restated (A) (1) (6)
Revenue:
Subscription and maintenance	$62,370	$51,974	$44,516	$40,228	$32,274
Product sales and services	9,025	8,015	8,785	7,746	7,123
Transaction	26,222	14,827	12,877	7,148	-

Total revenue	97,617	74,816	66,178	55,122	39,397

Cost of revenue:
Subscription and maintenance	31,777	27,278	23,253	18,663	13,726
Product sales and services	5,304	4,675	3,988	3,025	1,003
Transaction	15,949	10,162	8,332	7,089	-

Total cost of revenue	53,030	42,115	35,573	28,777	14,729

Gross profit	44,587	32,701	30,605	26,345	24,668
Operating expense:
Selling, general and administrative	45,035	40,021	41,446	30,092	24,816
Restatement and SEC investigation expenses	3,069	1,260	145	-	-
Depreciation and amortization	2,061	2,304	2,684	3,291	1,406
Restructuring charge	-	2,527	-	-	-
Loss from equity affiliate	-	-	2,153	2,704	12,170

Loss from operations	(5,578)	(13,411)	(15,823)	(9,742)	(13,724)
Interest expense	(728)	(801)	(187)	(321)	(350)
Investment income	267	141	612	635	737
Other (expense) income, net	(189)	(99)	74	(788)	(14)

Loss before income tax provision	(6,228)	(14,170)	(15,324)	(10,216)	(13,351)
Income tax provision	189	189	47	65	144

Net loss	$(6,417)	$(14,359)	$(15,371)	$(10,281)	$(13,495)

Basic and diluted loss per common share	$(0.20)	$(0.45)	$(0.50)	$(0.35)	$(0.51)

Basic and diluted weighted average common shares outstanding	32,509	32,201	31,022	29,670	26,236

As At December 31,	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
		Restated	Restated	Restated	Restated
Consolidated balance sheet data:
Cash and cash equivalents	$21,066	$24,764	$21,404	$12,076	$4,968
Short-term investments	500	1,175	2,450	10,727	28,974
Accounts receivable, net	15,368	13,125	10,514	16,604	10,949
Clearing broker assets	456,575	138,906	2,300	-	-
Working capital	19,057	19,778	21,125	31,775	47,931
Property and equipment, net	14,124	16,649	16,707	18,314	14,366
Goodwill	58,234	58,275	59,451	53,587	34
Total assets	585,783	274,963	134,011	135,456	90,104
Clearing broker liabilities	456,825	138,436	1,700	-	-
Long-term debt and capital lease obligations,
including current portion	9,578	10,056	3,409	1,753	1,501
Stockholders’ equity	94,948	100,772	111,935	119,669	80,291

Year Ended December 31,	2000	1999	1998	1997*
	(in thousands, except per share amounts)
Consolidated statement of operations data:	Restated (A) (1)	Restated (A) (1) (4)	Restated (A) (1)	Restated (A) (1)

Revenue	$23,980	$12,209	$6,235	$5,006
Loss from operations	$(27,120)	$(28,064)	$(3,069)	$(4,006)
Net loss	$(26,751)	$(28,591)	$(3,038)	$(3,844)

Basic and diluted loss per share	$(1.13)	$(1.38)	$(0.16)	$(0.21)
Basic and diluted weighted average common shares outstanding	23,711	20,745	19,465	18,153

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts) (Unaudited)
Consolidated statement of operations data:	Restated (A) (B) (1)	(B) (1)	(B) (1)	(B) (1)
2005
Revenue	$23,764	$23,955	$24,426	$25,472
Income (loss) from operations	$287	$(1,225)	$(842)	$(3,798)
Net income (loss)	$106	$(1,632)	$(989)	$(3,902)

Basic and diluted income (loss) per share	$0.00	$(0.05)	$(0.03)	$(0.12)
Basic and diluted weighted average common shares outstanding	32,426	32,439	32,575	32,596

	Restated (A) (B) (1)	Restated (A) (B) (1) (5)	Restated (A) (B) (1)	Restated (A) (B) (1)
2004
Revenue	$17,162	$17,968	$19,586	$20,100
Income (loss) from operations	$(1,801)	$(4,993)	$(1,972)	$(4,645)
Net income (loss)	$(1,892)	$(5,210)	$(2,023)	$(5,234)

Basic and diluted income (loss) per share	$(0.06)	$(0.16)	$(0.06)	$(0.16)
Basic and diluted weighted average common shares outstanding	31,850	32,220	32,331	32,399

(A)

See Note 2 to the Consolidated Financial Statements. The impact on the results of previously reported quarterly periods is reflected in Note 19 to the Consolidated Financial Statements. The following table sets forth the effects of the errors corrected in the 2005 Restatement for the years indicated on the previously reported results of operations.

	(Decrease) Increase in Reported Results (in thousands)
	Stock-Based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	Total
1993	$(63)	$-	$-	$-	$(63)
1994	(196)	-	-	-	(196)
1995	(86)	-	-	-	(86)
1996	(238)	-	-	-	(238)
1997	(1,043)	-	-	-	(1,043)
1998	(520)	-	-	-	(520)
1999	(9,729)	-	-	(915)	(10,644)
2000	(18,508)	-	-	(8,374)	(26,882)
2001	(9,254)	-	(2,000)	4,221	(7,033)
2002	4,576	(2,765)	(730)	(4,355)	(3,274)
2003	(3,043)	(2,919)	124	(4,618)	(10,456)
2004	(342)	219	(407)	18,873	18,343

	$(38,446)	$(5,465)	$(3,013)	$4,832	$(42,092)

(B)	See Note 19 to the Consolidated Financial Statements.

(1) Includes $0.2 million, $0.6 million, $3.7 million, $(2.0) million, $12.8 million, $25.6 million, $11.6 million, $0.8 million, and $1.3 million of stock-based compensation expense for the years ended 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, respectively. Includes $18,000, $151,000, $123,000 and $(87,000) of stock-based compensation expense for the first, second, third and fourth quarters of 2005, respectively and includes $(46,000), $188,000, $307,000 and $139,000 of stock-based compensation expense for the first, second, third and fourth quarters of 2004, respectively.

(2) 2003 reflects the full consolidation of Renaissance beginning in July 2003. Prior to that date, 100% of the operating results of Renaissance were recognized under the equity method from the date of initial acquisition.

(3) 2002 reflects the full consolidation of EuroLink and Javelin Technologies, Inc. beginning in March 2002 upon initial acquisition, 100% of the operating results of Renaissance under the equity method beginning in October 2002 upon initial acquisition and the full consolidation of NYFIX Millennium beginning in February 2002. Prior to that date, 100% of the operating results of NYFIX Millennium were recognized under the equity method from the date of initial acquisition.

(4) 1999 reflects 100% of the operating results of NYFIX Millennium under the equity method from the date of initial acquisition in 1999.

(5) The second quarter of 2004 includes a restructuring charge of $2.5 million.

* The operating results for the years ended 1993 through 1996 have not been presented as they were not materially impacted as a result of the 2005 Restatement.

(6) The selected consolidated financial data for the years ended December 31, 2002 and 2001 have been restated to reflect adjustments described in the Introductory Explanatory Note immediately preceding Part I of this report on Form 10-K and Note 2 to the Consolidated Financial Statements. As a result of the adjustments, the Company increased the previously reported net loss by $3.3 million and $7.0 million for the years ended December 31, 2002 and 2001, respectively as follows (in thousands, except per share amounts):

	2002			2001
Consolidated statement of operations data:	Previously Reported	Adjustments (A)	Restated	Previously Reported	Adjustments (A)	Restated
Revenue:
Subscription and maintenance	$40,186	$42	$40,228	$33,274	$(1,000)	$32,274
Product sales and services	8,517	(771)	7,746	8,123	(1,000)	7,123
Transaction	7,109	39	7,148	-	-	-

Total revenue	55,812	(690)	55,122	41,397	(2,000)	39,397

Cost of revenue:
Subscription and maintenance	18,518	145	18,663	13,354	372	13,726
Product sales and services	2,958	67	3,025	894	109	1,003
Transaction	6,946	143	7,089	-	-	-

Total cost of revenue	28,422	355	28,777	14,248	481	14,729

Gross profit	27,390	(1,045)	26,345	27,149	(2,481)	24,668
Operating expense:
Selling, general and administrative	33,728	(3,636)	30,092	14,759	10,057	24,816
Depreciation and amortization	3,274	17	3,291	1,406	-	1,406
Loss from equity affiliate	2,010	694	2,704	13,454	(1,284)	12,170

Loss from operations	(11,622)	1,880	(9,742)	(2,470)	(11,254)	(13,724)
Interest expense	(294)	(27)	(321)	(350)	-	(350)
Investment income	628	7	635	737	-	737
Other (expense) income, net	(9)	(779)	(788)	(14)	-	(14)

Loss before income tax provision	(11,297)	1,081	(10,216)	(2,097)	(11,254)	(13,351)
Income tax (benefit) provision	(4,290)	4,355	65	4,365	(4,221)	144

Net loss	$(7,007)	$(3,274)	$(10,281)	$(6,462)	$(7,033)	$(13,495)

Basic and diluted loss per common share	$(0.23)	$(0.12)	$(0.35)	$(0.24)	$(0.27)	$(0.51)

Basic and diluted weighted average common shares outstanding	30,126	(456)	29,670	26,784	(548)	26,236

Consolidated balance sheet data:
Cash and cash equivalents	$11,213	$863	$12,076	$4,968	-	$4,968
Short-term investments	10,727	-	10,727	28,974	-	28,974
Accounts receivable, net	16,601	3	16,604	12,949	(2,000)	10,949
Working capital	30,230	1,545	31,775	47,030	901	47,931
Property and equipment, net	18,186	128	18,314	14,366	-	14,366
Goodwill	52,861	726	53,587	34	-	34
Total assets	151,169	(15,713)	135,456	100,503	(10,399)	90,104
Long-term debt and capital lease obligations, including current portion	1,753	-	1,753	1,501	-	1,501
Stockholders’ equity	136,824	(17,155)	119,669	90,690	(10,399)	80,291

(A) See footnote (A) preceding this table

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements within the meaning of Section 21E of the Exchange Act, and Section 27A of the Securities Act. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in Item 1A. Risk Factors. Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

        You should read this discussion in conjunction with our Consolidated Financial Statements and related notes thereto included in this report on Form 10-K. The following discussion and analysis gives effect to the restatement of our financial results for periods prior to 2005 which is more fully described below under the caption Restatement of Consolidated Financial Statements and in Note 2 to the Consolidated Financial Statements.

Restatement of Consolidated Financial Statements

As described in Note 2 to the Consolidated Financial Statements, we have restated our Consolidated Financial Statements for prior periods and related financial statement disclosures to reflect adjustments necessary to correct accounting errors (the “2005 Restatement”). The 2005 Restatement corrects errors in the previously reported Consolidated Financial Statements for years 1993 through 2004. Previously, in our annual report on Form 10-K for the year ended December 31, 2004 (filed in June 2005), the Company, led then by a different Chief Executive Officer and Chief Financial Officer, corrected errors in our previously reported Consolidated Financial Statements for fiscal years 1993 through 2003 and interim periods in 2004 (the “2004 Restatement”). We have concluded that the 2004 Restatement was incomplete and incorrect, and believe that the 2005 Restatement addresses those defects.

On August 1, 2005, after the issuance of the audited consolidated financial statements as part of the 2004 Restatement, Deloitte, our independent registered public accounting firm at the time, asked the Audit Committee to provide answers to particular questions related to stock option grants, including questions about the accuracy of minutes, the accuracy of a grant date, the timing of particular grants, whether grants were reallocated after a Board or Compensation Committee meeting, and the grant and measurement dates the Company had used prior to any reallocation. Deloitte informed the Audit Committee that it was suspending all audit and review services to the Company until its questions were addressed and remedial action was taken. In connection with efforts to permit the Company to file its quarterly report on Form 10-Q due August 14, 2005, the Audit Committee on August 1, 2005 asked our outside counsel, working together with former management, to review the testimony and documents produced up to that time in the SEC inquiry relating to these questions and to provide a report to the Audit Committee about the relevant information provided to the SEC to date. After a report to Deloitte on August 4, 2005 responding to certain questions, the Audit Committee directed former management to conduct a second internal review of our historical activities relating to stock option grants. The Audit Committee also retained separate outside counsel to assist in the Audit Committee’s oversight of this second internal review and in the Audit Committee’s response to Deloitte.

In October 2005, former management completed its second internal review and issued a report to the Audit Committee, which included certain conclusions of our outside counsel on limited questions delegated to counsel. On October 19, 2005, the Company announced that, as directed by the Audit Committee, it had completed its review of the accounting for stock options and that it believed the Company's non-cash compensation expense for stock option grants, primarily in the years 1999 to 2004, was understated

by approximately $2.0 million. The Company announced that, accordingly, it would restate its financial results.

The Audit Committee reviewed the report with Deloitte and, shortly thereafter on October 26, 2005, Deloitte informed the Chairman of the Audit Committee that Deloitte was unwilling to continue as independent registered public accountants of the Company or to rely on the representations of former management.

Following the resignation of Deloitte, during November 2005, the Board began to implement the management and corporate governance changes described below, which led to the 2005 Restatement, as described below. See also Note 2 to the Consolidated Financial Statements.

The 2005 Restatement reflects the accounting conclusions of current management following our extensive internal review of historical stock-based compensation awards as well as our overall accounting review. Our Consolidated Financial Statements for the years ended December 31, 2004 and 2003 have been re-audited by our independent registered public accounting firm engaged in November 2005. Our internal review was overseen by the Audit Committee of our Board of Directors and a special Subcommittee of the Audit Committee formed in connection with a restructuring of the Board and of management that commenced in September 2005.

The 2005 Restatement corrected accounting errors, decreasing previously reported results of operations (both pre-tax and post-tax) by $42.1 million. The items restated consist of the following:

Stock-Based Compensation, increasing (decreasing) pre-tax and post-tax results by $(0.3) million for 2004, $(3.0) million for 2003, $4.6 million for 2002, $(9.3) million for 2001 and $(30.4) million for prior periods. These errors were primarily associated with post-grant modifications of options, including extensions, accelerations, repricings and increases in shares; exercises of options and warrants using non-recourse notes; and incorrect determinations of measurement dates and resulting determinations of intrinsic values of stock option awards.

Acquisitions and Investments, increasing (decreasing) pre-tax and post-tax results by $0.2 million for 2004, $(2.9) million for 2003 and $(2.8) million for 2002. These errors were associated with the incorrect application of the equity method of accounting for the initial investment in and full acquisition of Renaissance, an entity in which we absorbed all of the losses; the incorrect use of the equity method of accounting for the losses of EuroLink, an entity over which we had effective control; and the incorrect determination of purchase price, goodwill and other intangible assets related to the acquisitions of Renaissance, EuroLink and Javelin Technologies, Inc.

Revenue Recognition, reversing $2.0 million of revenue and resulting pre-tax and post-tax results recorded in 2001 related to transactions with an entity operated by substantially the same principals as EuroLink prior to our initial investment in EuroLink in 2002. The $2.0 million was paid by EuroLink out of proceeds from an initial investment made by us in EuroLink in 2002. We also adjusted revenue and resulting pre-tax and post-tax results recorded by NYFIX Overseas due to the timing of delivery of products and service periods. The NYFIX Overseas adjustments included a $0.4 million decrease to revenues for 2004, a $0.1 million increase to revenues for 2003 and a $0.7 million decrease to revenues for 2002.

Income Tax Expense, associated with the need for a valuation allowance on the realizable value of net deferred tax assets as of December 31, 1999. From 1999 through the third quarter of 2004, we had not reserved for the value of our net deferred tax assets. The decision to establish an allowance as of 1999 in the 2005 Restatement reflects our view that historical pre-tax book income and historical income for tax purposes, including the impacts of the restatement adjustments noted above and of non-recurring items, were not sufficient to support a conclusion at that time that the value of net deferred tax assets was more likely than not to be realized. As a result, the provision (benefit) for income taxes for 2004, 2003, 2002, 2001 and prior periods has been adjusted resulting in an increase (decrease) in our net loss of $(18.9) million, $4.6 million, $4.4 million, $(4.2) million and $9.3 million, respectively.

Treasury Stock, associated with a charge to accumulated deficit in 2004 for $0.3 million for the difference between the fair market value of our stock on the date shares were issued from treasury and the average cost of the treasury shares on that date, which shares were issued in connection with certain principal payments under notes payable. This charge is offset by an increase to additional paid in capital.

Internal Review of Stock-Based Compensation

In November 2005, we commenced an extensive document review in connection with the SEC’s investigation into our stock option practices under the oversight of the recently established Subcommittee of the Audit Committee. This document review was a necessary step in completing our review of our accounting for historical stock-based compensation awards, which was conducted under the oversight of the Audit Committee and the Subcommittee. In February 2006, Steven Vigliotti, our Chief Financial Officer (“CFO”) hired in January 2006, assumed management oversight of the internal review. The 2005 Restatement is based on this internal review.

This internal review was performed with the assistance of over sixty contract lawyers and accountants and required us to expend significant resources. The review included interviews with current and former employees and current and former Board members, the creation of a new stock-compensation grant database, and the examination of:

•

every stock option grant from 1991 (inception) through 2004, including related cancellations and exercises, or approximately 1,500 awards (or portions of awards) of options covering 12.7 million shares granted to approximately 450 grantees;

•	certain warrants, covering 2.0 million shares, issued to directors, officers and employees;
•	non-recourse loans issued to pay for option and warrant exercises;
•	accounting policies, accounting records and material previously filed with the SEC; and
•

hundreds of thousands of documents and supporting documentation, including payroll records, offer letters, employment contracts, Board of Directors and Compensation Committee meeting minutes (including resolutions and schedules), email communications, and meta-data for such documents (such as computer generated and fax header date and time stamps), to the extent available.

Note 2 to the Consolidated Financial Statements includes detailed findings of the internal review. These findings include (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, our founder, former Chief Executive Officer (“CEO”) and Chairman and a current director, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, our former CFO and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards; (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25 million charge in March 2000 based on the incremental intrinsic value on the date assumed to be the modification date. Please see Note 2 to the Consolidated Financial Statements for a fuller description of these findings.

Remedial Actions

In September 2005, the Board appointed two new outside directors to the Board, Richard Roberts and Lon Gorman. At its next regular meeting in November 2005, the Board revised the membership of its committees. Following that action, William Jennings remained Chairman of the Audit Committee, Thomas Wajnert remained on the Audit Committee, and Mr. Gorman joined the Audit Committee; George Deehan (Chairman), William Lynch and Mr. Gorman constituted the Compensation Committee; and Mr. Lynch (Chairman), Mr. Deehan and Mr. Jennings constituted the Corporate Governance and Nominating Committee. At that time, the Audit Committee appointed Messrs. Wajnert and Gorman to the Subcommittee of the Audit Committee authorized to undertake, or cause to be undertaken, such analyses, investigations, reports and other actions relating to investigations by the SEC as the Subcommittee deemed to be appropriate. In November 2005, Mr. Wajnert was appointed non-executive Lead Director to coordinate the activities of the independent directors and consult with the then executive Chairman; additionally, the Board also commenced making significant changes in management.  Mr. Hansen resigned as CEO in November 2005, stepped down as Chairman of the Board in September 2006 and remains a director of the Company.  Mr. Gorman succeeded Mr. Hansen as Chairman of the Board in October 2006.

In November 2005, the Board appointed Robert Gasser as CEO, replacing Mr. Hansen. In January 2006, the Board appointed Steven Vigliotti as CFO, replacing Mark Hahn.

In June 2006, the Board increased the exercise prices of certain grants still outstanding to certain directors and officers (including Messrs. Hansen, Lynch, Deehan, Jennings, Brian Bellardo, our General Counsel and Secretary, and Mr. Hahn, a former CFO and for a period of time Secretary) where a higher exercise price was deemed more appropriate. We did not adjust grants to rank and file employees.

In February 2007, the Board adopted Equity Award Guidelines (the “Guidelines”) covering the authorization, timing, documentation and verification of equity awards. The Guidelines include provisions which among other things provide that: awards shall only be made by the Compensation Committee or, for non-employee directors, by the Board; the granting process for annual awards to existing employees is intended to occur at a regularly scheduled monthly meeting of the Compensation Committee during the first half of the fiscal year, after preliminary or final year-end financial results are announced and the annual operating budget for the current fiscal year has been submitted to the Board, except that, in the first half of 2007, any awards  may be made at any regularly scheduled monthly meeting of the Compensation Committee; inducement or new-hire grants can not be effective prior to commencement of the recipient’s services to the Company; and inducement or new-hire grants and other grants to recently promoted employees or for retention purposes may be made at a regularly scheduled monthly meeting of the Compensation Committee or by unanimous written consent.  The Guidelines also specify documentation and grant verification procedures.

We had suspended the granting of new stock-based compensation awards since April 2005 until the completion of our internal review and adoption of the Guidelines.

SEC Investigation and Related Contingencies

We filed a current report on Form 8-K on February 25, 2005 indicating our belief that the informal investigation related to certain stock option grants initiated by the SEC in October 2004 had become formal. We are cooperating with the SEC with respect to this matter. We believe we are substantially complete with regard to producing all documents responsive to document requests and a subpoena. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including Deloitte, in this investigation.

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney, we are responding to the subpoena by producing the documents we produce to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one of our current employees and one of our former employees and with at least one employee of our former independent registered public accounting firm.

We are a nominal defendant in two separate consolidated shareholder derivative actions, one in the Superior Court for the State of Connecticut (the “State Court Consolidated Complaint”) and the other in U.S. District Court for the District of Connecticut (the “Federal Court Consolidated Complaint”). The complaints assert counts for an accounting of stock options granted to certain of the individual defendants and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract.

In November 2006, we received a document request from the IRS relating to stock option grants and exercises in connection with the IRS examination of our returns for the years 2001 and 2004. Since certain of these options were granted at a price below the fair market value of our stock on the date of grant and have other documentation issues, they do not qualify for Incentive Stock Option tax treatment under Section 409A of the Internal Revenue Code. As a result, we have certain tax exposure, as the Company, under former management, did not properly withhold income and payroll taxes. We also have certain tax exposure, under Section 409A, for employee taxes potentially due on option grants made with exercise prices below fair market value on the date of grant. In 2006, we remedied the 409A exposure with respect to directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007 with respect to rank and file employees are currently being evaluated. The overall tax exposure could be significantly higher than the $0.7 million reserve recorded as of December 31, 2005 if the IRS seeks more than the amounts involved in a recently proposed settlement offer for the years 2003 through 2005 and if the IRS does not accept our position on the exercise date for the exercise of options and warrants by certain officers and directors with non-recourse loans.

Due to the fact that we are not current with our SEC reporting obligations, we have not issued shares to employees and directors in connection with the exercise of stock options since July 2005. Certain employees (and former employees) have notified us in writing of their intent to exercise; however, we have not honored such exercises at this time. We may have exposure if our stock price drops after employees have notified us in writing of their intent to exercise. As of December 31, 2005, we had been notified of intents to exercise aggregating 69,492 shares. The range of fair market values for our common stock on the dates of these notifications was from $4.25 to $6.75, with a weighted average fair market value for such shares on the notification dates of $5.60. We have recorded a liability as of December 31, 2005 of $93,000 based on the closing fair market value of $4.26. During 2006, we were notified of additional intents to exercise aggregating approximately 1.0 million shares. As of December 31, 2006, the cumulative notifications of intents to exercise aggregate approximately 1.1 million shares. The range of fair market values for our common stock on the dates of the cumulative notifications was from $4.20 to $7.10, with a weighted average fair market value for such shares on the notification dates of $5.93. Our potential exposure as of December 31, 2006 for declines in our stock price after such notifications is approximately $70,000 (based on the closing fair market value of $6.30 at December 31, 2006). We may have additional exposure if we cannot settle pending exercises with our stock prior to their expiration. While the final settlement amounts as to pending exercises are unknown, as of March 1, 2007 options for approximately 130,000 shares are beyond their original ten-year life. The intrinsic value of these options on the notification date is approximately $500,000.

As noted separately in the Consolidated Statements of Operations, we have incurred costs of $3.1 million, $1.3 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, relating to the stock option investigation, subpoenas and derivative actions and the related financial restatements, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related litigation and restatement. In addition, we incurred $11.7 million of costs in 2006 related to these matters and will likely incur material amounts going forward. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of Deloitte as our independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters.

Other than the amount described above for employee-related taxes for stock options and pending exercises, we have not recorded any liability with respect to these matters, as we are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on our financial condition. In addition, other actions may be brought against us related to the matters described above.

Please see Item 3. Legal Proceedings and Note 10 to the Consolidated Financial Statements for a more detail description of these matters.

Sale of NYFIX Overseas

During the third quarter of 2006, we committed to a plan to dispose of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised our OBMS Division. The transaction closed on August 25, 2006. The initial amount paid by G.L. for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount is expected to be repaid to GL in settlement of a working capital adjustment. There is also an earn-out adjustment, under the terms of which we are eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

We currently estimate recording a net gain on this transaction in excess of $4.0 million. This estimate is preliminary and may be impacted by the outcome of the final working capital adjustment.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly our results of operations presented subsequent to the second quarter of 2006 will reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation on a historical comparative basis.

Revenue and loss before income tax provision of NYFIX Overseas, included in our consolidated financial statements, were as follows for the years ended December 31:

	2005	2004	2003

		(As Restated - See Note 2)
	(in thousands)
Revenue	$ 8,824	$ 9,186	$ 7,128

Loss before income tax provision	$ (4,190)	$ (1,429)	$ (1,212)

The loss before income tax provision noted above includes allocated overhead charges from affiliates of $3.9 million, $2.3 million and $1.3 million, for 2005, 2004 and 2003, respectively.

Overview

We are a pioneer in electronic trading solutions and we continue to transform trading through innovation.  The NYFIX Marketplace is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium provides the NYFIX Marketplace with new methods of accessing liquidity.  We also provide value-added informational and analytic services and powerful tools for measuring execution quality.  As a trusted business partner to Buy-Side and Sell-Side alike, we enable ultra-low touch, low impact market access and end-to-end transaction processing.

We operate businesses that design, produce and sell technology based products and services to professional financial services organizations that are engaged in trading activities including traditional asset management (including the trading of those assets), proprietary trading, and/or the handling of client orders in the U.S. and international securities markets.

Many of our products and services utilize the FIX Protocol which is a messaging standard developed specifically for real-time electronic exchange of securities trading information.

Our innovative NYFIX products and services deliver improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between Buy-Side institutional investors (e.g., hedge funds, investment advisers, mutual funds and pension funds) and Sell-Side broker-dealers through exchanges (e.g., NYSE, AMEX, Nasdaq and regional exchanges), the OTC market, ATSs and ECNs.

Business Model

Our revenue is comprised of subscription and maintenance, product sales and services and transaction revenue, as follows:

Subscription and maintenance consists of contracts that provide for the use of our systems and our messaging channels, together with managed services, with a term of generally one to three years.  Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis. We include within our subscription and maintenance revenue charges for connectivity to the NYFIX trading community (the “NYFIX Marketplace”). These include the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software, and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the client and when other contractual obligations, including installation, if applicable, have been satisfied and collection of the resulting receivable is reasonably assured.

Transaction revenue primarily consists of per-share commissions charged to clients who send and receive a match and execution in our NYFIX Millennium ATS and clients to whom we provide execution and smart order routing technology, gateways to access markets and algorithmic trading ability in: (i) their own name, (ii) a third party name, or (iii) our name. Revenue for these services is generally invoiced monthly in arrears or is obtained through the clearing process within three days of the trade date, and is recognized on a trade date basis, in the period in which it is earned. Transaction revenue also includes the net interest spread on our matched book of securities borrowed/loaned.

Cost of revenue includes the following:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX Marketplace.TM
•

Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are recognized as either a cost of subscription and maintenance or cost of transaction revenue, as appropriate.

•	Amortization expense of acquired intangible assets and capitalized product enhancement costs relating to the applicable revenue category.
•	Developer and quality assurance personnel labor for client and product support of software products.
•

The cost of leased subscription and service bureau equipment, which is depreciated over the estimated useful life of the equipment. When inventory is leased on a subscription basis, the cost of the inventory is relieved and transferred to property and equipment. The depreciation expense related to this equipment is included in cost of subscription and maintenance revenue.

•	Execution and clearing costs to access various markets and exchanges and to process and settle transactions.

Results of Operations for 2005, 2004 and 2003

The following table presents our results of operations for the periods indicated. These results of operations are not necessarily indicative of the results of operations that will be achieved in any future period.

	Year Ended December 31,
(in thousands, except percentages)	2005	% of revenue	2004	% of revenue	2003	% of revenue
			(as restated) (1)		(as restated) (1)
Revenue:
Subscription and maintenance	$62,370	63.9%	$51,974	69.5%	$44,516	67.3%
Product sales and services	9,025	9.2%	8,015	10.7%	8,785	13.3%
Transaction	26,222	26.9%	14,827	19.8%	12,877	19.4%

Total revenue	97,617	100.0%	74,816	100.0%	66,178	100.0%

Cost of revenue:
Subscription and maintenance (2)	31,777	32.6%	27,278	36.5%	23,253	35.1%
Product sales and services (2)	5,304	5.4%	4,675	6.2%	3,988	6.0%
Transaction (2)	15,949	16.3%	10,162	13.6%	8,332	12.7%

Total cost of revenue	53,030	54.3%	42,115	56.3%	35,573	53.8%

Gross profit	44,587	45.7%	32,701	43.7%	30,605	46.2%
Operating expense:
Selling, general and administrative (2)	45,035	46.1%	40,021	53.5%	41,446	62.6%
Restatement and SEC investigation expenses	3,069	3.1%	1,260	1.7%	145	0.2%
Depreciation and Amortization	2,061	2.1%	2,304	3.1%	2,684	4.1%
Restructuring charge	-	0.0%	2,527	3.4%	-	0.0%
Loss from equity affiliate	-	0.0%	-	0.0%	2,153	3.3%

Loss from operations	(5,578)	-5.7%	(13,411)	-17.9%	(15,823)	-23.9%
Interest expense	(728)	-0.7%	(801)	-1.1%	(187)	-0.3%
Investment income	267	0.3%	141	0.2%	612	0.9%
Other (expense) income, net	(189)	-0.2%	(99)	-0.1%	74	0.1%

Loss before income tax provision	(6,228)	-6.4%	(14,170)	-18.9%	(15,324)	-23.2%
Income tax provision	189	0.2%	189	0.3%	47	0.1%

Net loss	$(6,417)	-6.6%	$(14,359)	-19.2%	$(15,371)	-23.2%

(1) As restated, see Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
(2) Stock-based compensation included in the respective line items above follows:

Cost of revenue:
Subscription and maintenance	$50	$48	$141
Product sales and services	9	6	32
Transaction	5	10	27
Selling, general and administrative	141	525	3,545

	$205	$589	$3,745

Revenue

The following table presents the components of revenue for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase		Year ended December 31,		Increase (Decrease)
	2005	2004 (1)	$	%	2004 (1)	2003 (1)	$	%
Subscription and maintenance	$62,370	$51,974	$10,396	20.0%	$51,974	$44,516	$7,458	16.8%
Product sales and services	9,025	8,015	1,010	12.6%	8,015	8,785	(770)	-8.8%
Transaction	26,222	14,827	11,395	76.9%	14,827	12,877	1,950	15.1%

Total revenue	$97,617	$74,816	$22,801	30.5%	$74,816	$66,178	$8,638	13.1%

(1) As restated, see Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Subscription and Maintenance

The increase in subscription and maintenance revenue during 2005 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products were comparable between 2005 and 2004. Recurring maintenance related to prior software sales was comparable between 2005 and 2004 at $6.3 million, reflecting the net effects of an increase related to FIX software products and a decrease related to OBMS software products.

The increase in subscription and maintenance revenue during 2004 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was primarily attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and managed services) of our OMS Division products were comparable between 2004 and 2003, reflecting the net effect of an increase in the subscription of desktop products offset by a decrease in the subscription of floor products. Recurring maintenance related to prior software sales increased $0.8 million from $5.5 million in 2003 to $6.3 million in 2004, primarily related to OBMS Division software products.

Product Sales and Services

The increase in product sales and services during 2005 was primarily due to a one-time sale of hand-held floor application equipment of $0.3 million and an increase in sales of FIX software licenses and related services by our FIX Division, offset in part by a decrease in sales of software licenses and related services by our OBMS Division.

The decrease in product sales and services during 2004 was primarily due to a decrease in sales of FIX software licenses and related services by our FIX Division, offset in part by an increase in sales of software licenses and related services by our OBMS Division.

Transaction

The increase in transaction revenue during 2005 was attributable to an increase in commissions on trade executions and the ramp up of our securities lending business by our Transaction Services Division. Commissions increased $10.6 million to $25.3 million during 2005, compared to $14.7 million during 2004 due primarily to a $6.7 million increase in commissions from Buy-Side clients and a $3.9 million increase in commissions from Sell-Side clients. The increase in commissions from Buy-Side clients resulted from our efforts in 2005 to increase the level of business with these institutions. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, a full year’s activity from the NYFIX NEXAS algorithmic trading products, which were rolled out in the fourth quarter of 2004, and an increase in billed specialist fees. These increased Sell-Side revenues were offset in part by a decline in commissions for direct market access services due to continued price compression. The average daily matched volume in NYFIX Millennium during 2005 was 11.6 million shares, a 68% increase over the average of 6.9 million shares during 2004. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.9 million during 2005 compared to $0.1 million during 2004. This increase was due to the hiring of a new sales team in mid-2005.

The increase in transaction revenue during 2004 was primarily attributable to increased commissions by our Transaction Services Division, including a $1.7 million increase in commissions from Buy-Side clients and a $0.2 million increase in commissions from Sell-Side clients. The increase in commissions from Buy-Side clients resulted from our efforts during 2004 to increase the level of business with Buy-Side institutions. The increase in commissions from Sell-Side clients was due to increased matched volumes in NYFIX Millennium and an increase in billed specialist fees. These increased Sell-Side revenues were offset in part by a decline in commissions for direct market access services due to price compression. The average daily matched volume in NYFIX Millennium during 2004 was 6.9 million shares, a 17% increase over the average of 5.9 million shares during 2003.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase		Year ended December 31,		Increase
	2005	2004 (1)	$	%	2004 (1)	2003 (1)	$	%
Subscription and Maintenance	$31,777	$27,278	$4,499	16.5%	$27,278	$23,253	$4,025	17.3%
Product Sales and Services	5,304	4,675	629	13.5%	4,675	3,988	687	17.2%
Transaction	15,949	10,162	5,787	56.9%	10,162	8,332	1,830	22.0%

Total cost of revenue	$53,030	$42,115	$10,915	25.9%	$42,115	$35,573	$6,542	18.4%

Percent of total revenue	54.3%	56.3%			56.3%	53.8%

(1) As restated, see Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue during 2005 was primarily attributable to increased telecommunication costs of $1.2 million, an increase in fees paid of $1.0 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher personnel costs of $1.7 million and higher amortization of capitalized enhancements of $0.5 million, and increases in other costs. As a percentage of subscription and maintenance revenue, these costs declined to 51% in 2005, compared to 52% in 2004, due in part to the scalability of our infrastructure as revenues grow.

The increase in subscription and maintenance cost of revenue during 2004 was primarily attributable to increased telecommunication costs of $0.7 million, an increase in fees paid of $0.6 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher personnel costs of $1.9 million and higher amortization of capitalized enhancements of $0.8 million, and increases in other costs. As a percentage of subscription and maintenance revenue, these costs were flat between 2004 and 2003 at 52% and 52%, respectively.

Product Sales and Services

The increase in product sales and services cost of revenue during 2005 was primarily attributable to investments in our licensed products and services offered, including higher personnel costs of $0.3 million and higher amortization of capitalized enhancement costs of $0.1 million. These costs were also higher in 2005 by $0.2 million related to the cost of equipment inventory sold as described above. As a percentage of product sales and services revenue, these costs were comparable for 2005 and 2004 at 59% and 58%, respectively.

The increase in product sales and services cost of revenue during 2004 was primarily attributable to investments in our licensed products and services offered, including higher personnel costs of $0.3 million and higher amortization of capitalized enhancement costs of $0.4 million. As a percentage of product sales and services revenue, these costs were 58% in 2004, compared to 45% for 2003, reflecting the combined effect of the decline in product sales and services revenue described above and these investments.

Transaction

The increase in transaction cost of revenue during 2005 primarily related to increased execution and clearing fees of $3.1 million associated with the growth in transaction volumes. These costs also increased in 2005 from higher fees of $0.7 million associated with the growth of commission sharing arrangements, losses incurred on trades executed in error of $0.6 million (including a single occurrence of $0.5 million in April 2005) and other costs. As a percentage of transaction revenue, transaction cost of revenue declined to 61% for 2005, compared to 69% for 2004, reflecting the realization of the operating leverage of our self-clearing infrastructure as our revenues grow.

The increase in transaction cost of revenue during 2004 primarily related to increased execution and clearing fees of $0.1 million from the growth in transaction volumes described above, payments associated with commission sharing arrangements (which commenced in 2004) of $0.8 million and investments made to improve our products and our settlement infrastructure, including higher personnel costs of $0.2 million and higher amortization of capitalized enhancement costs of $0.2 million. As a percentage of transaction revenue, transaction cost of revenue was 69% for 2004, compared to 65% for 2003, reflecting the impact of these investments.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated (in thousands, except percentages):

	Year ended December 31,		Increase (Decrease)		Year ended December 31,		Increase (Decrease)
	2005	2004 (1)	$	%	2004 (1)	2003 (1)	$	%
Compensation and Related	$25,507	$21,187	$4,320	20.4%	$21,187	$19,838	$1,349	6.8%
Provision for Doubtful Accounts	480	763	(283)	-37.1%	763	2,831	(2,068)	-73.0%
Occupancy and Related	3,530	4,073	(543)	-13.3%	4,073	3,854	219	5.7%
Marketing, Travel and Entertainment	2,998	2,890	108	3.7%	2,890	2,536	354	14.0%
Professional Fees	6,850	5,113	1,737	34.0%	5,113	3,545	1,568	44.2%
Research and Development	233	959	(726)	-75.7%	959	1,353	(394)	-29.1%
Stock-based Compensation	141	525	(384)	-73.1%	525	3,545	(3,020)	-85.2%
General and Other	5,296	4,511	785	17.4%	4,511	3,944	567	14.4%

Total SG&A	$45,035	$40,021	$5,014	12.5%	$40,021	$41,446	$(1,425)	-3.4%

Percent of total revenue	46.1%	53.5%			53.5%	62.6%

(1)  As restated, see Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Compensation and Related

The increase in the portion of compensation and related costs included in SG&A during 2005 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels, increased costs for employee benefits and $0.6 million of severance costs incurred during 2005.

The increase in the portion of compensation and related costs included in SG&A during 2004 was primarily due to a full year of costs from the Renaissance acquisition, which was effective July 1, 2003,

the impact of salary increases and increased costs for employee benefits.

Provision for Doubtful Accounts

The decrease in provision for doubtful accounts during 2005 primarily reflected our efforts to stay more current with receivable balances.

The decrease in provision for doubtful accounts during 2004 primarily reflected the viability concerns we had with certain clients in 2003 with which we had exposures, including independent “$2 brokers.”

Occupancy and Related

The decrease in occupancy and related costs during 2005 was primarily attributable to the impact of closing an office in lower Manhattan during 2004 and the consolidation of those operations into our 100 Wall Street location. See Restructuring Charge below for a discussion of the restructuring charge recorded during 2004 regarding this office closing.

The increase in occupancy and related costs during 2004 was primarily attributable to the impact of additional occupancy costs associated with the Renaissance operations, which were fully acquired and consolidated in the second half of 2003.

Marketing, Travel and Entertainment

The increase in marketing, travel and entertainment expenses during 2005 and 2004 primarily reflected our continued efforts to market and sell our products, including our initiative to increase the level of business we do with Buy-Side institutions and our initial efforts to expand globally.

Professional Fees

The increase in professional fees incurred during 2005 was primarily due to the use of consultants to begin addressing administrative and operational weaknesses and deficiencies and to recast historical results by division in the manner currently used by management. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

The increase in professional fees incurred during 2004 was primarily due to the use of consultants in connection with the internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act.

Research and Development

The reduction in research and development expenses for 2005 and 2004 primarily reflected the increased focus of our software development and quality assurance personnel on enhancing and extending the lives of our existing products.

Stock-based Compensation

The decrease in non-cash stock-based compensation for 2005 was primarily attributable to the impact of awards with initial measurement date intrinsic values becoming fully vested in earlier years.

The decrease in non-cash stock-based compensation for 2004 was primarily attributable to the impact of awards with initial measurement date intrinsic values becoming fully vested in earlier years and the repayment at the end of 2003 of non-recourse notes issued for the exercise prices of certain awards.

For accounting purposes the awards underlying these notes were considered outstanding and required variable mark-to-market adjustments until the notes were repaid. The 2003 amounts were significantly adjusted in the 2005 Restatement. See Note 2 to the Consolidated Financial Statements for more details.

General and Other

The increase in general and other expenses during 2005 primarily reflected increased costs for temporary administrative help, higher corporate insurance costs and various other general expenses.

The increase in general and other expenses during 2004 primarily reflected higher corporate insurance costs and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated (in thousands):

	Year ended December 31,		Increase (Decrease)	Year ended December 31,		Increase (Decrease)
	2005	2004 (1)		$2004 (1)	2003 (1)	$
Restatement and SEC Investigation Expenses	$3,069	$1,260	$1,809	$1,260	$145	$1,115
Depreciation and Amortization	2,061	2,304	(243)	2,304	2,684	(380)
Restructuring Charge	-	2,527	(2,527)	2,527	-	2,527
Loss from Equity Affiliate	-	-	-	-	2,153	(2,153)

(1)  As restated, see Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Restatement and SEC investigation expenses

During 2005, 2004 and 2003, we incurred costs relating to the stock option investigation and subpoenas and the related financial restatements, together with the NYFIX Millennium SEC inquiry, related class action litigation and restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of Deloitte as our independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters.

The increase during 2005 was due to the significant costs incurred in connection with the SEC investigation into prior stock option grants and the related restatements, including the 2004 Restatement and the initial efforts on the 2005 Restatement.

The increase in 2004 reflects costs incurred on the restatement of results for 1999 through 2002 related to the previous accounting for NYFIX Millennium and the related SEC inquiry and class action litigation.

In addition, we incurred $11.7 million of costs in 2006 related to these matters and related matters, including shareholder derivative litigation, and will likely continue to incur material amounts going forward.

Depreciation and Amortization

The decline in the portion of depreciation and amortization included in SG&A during 2005 and 2004 was due to an increase in the amount of general overhead assets that have become fully depreciated.

Restructuring Charge

The restructuring charge in 2004 was the result of the closing of an office in lower Manhattan and the consolidation of those operations into expanded space at our 100 Wall Street location. This charge reflected the fair value of the remaining rent payments for the closed office, net of sublease income, plus severance costs and write-offs of property and equipment.

We also incurred a restructuring charge of $2.1 million in the third quarter of 2006 relating to the relocation of our corporate headquarters from Stamford, Connecticut to 100 Wall Street. This charge reflected the fair value of the remaining rent payments for the closed office, net of sublease income, plus real estate commissions, leasehold improvements for the subtenant, employee relocation and severance costs, moving costs and write-offs of property and equipment.

We believe these consolidations of our office space will provide for substantial operational efficiencies as we better centralize our administrative and management functions across our entire organization.

Loss from Equity Affiliate

The loss from equity affiliate in 2003 represents 100% of the losses incurred by Renaissance prior to our full acquisition effective July 1, 2003. Prior to the 2005 Restatement, we only recorded 18% of these losses based on our then outstanding voting interest. We determined in the 2005 Restatement that because of loans and advances we made to Renaissance and the lack of recorded value attributable to the other members’ equity interests, we should have absorbed all of Renaissance’s losses during this period.

We also determined in the 2005 Restatement that the operations of EuroLink should have been consolidated in our results and should not have been presented in loss from equity affiliate based on our 40% as converted voting interest through the full acquisition in March 2002 as previously reported. Since there was no recorded value attributable to the other shareholders’ minority interests during the reporting periods, we absorbed 100% of these losses in our consolidated operations.

See Note 2 to the Consolidated Financial Statements for more details of the 2005 Restatement.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated (in thousands):

	Year ended December 31,		Increase (Decrease)	Year ended December 31,		Increase (Decrease)
	2005	2004 (1)		$2004 (1)	2003 (1)	$
Interest Expense	$(728)	$(801)	$(73)	$(801)	$(187)	$614
Investment income	267	141	126	141	612	(471)
Other (expense) income, net	(189)	(99)	90	(99)	74	173

(1)     As restated, see Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.

Interest expense

The decrease in 2005 was primarily attributable to decreases in interest expense on sales tax obligations and on reduced acquisition related notes outstanding, which also incurred accelerated interest in 2004 as a result of defaults relating to SEC reporting obligations. These decreases were partially offset by an increase in 2005 of $0.4 million associated with the 7.5% convertible note issued on December 30, 2004.

The increase in 2004 was primarily attributable to interest expense associated with sales tax obligations and on acquisition notes due to higher average outstanding principal balances during the year and accelerated interest as a result of defaults relating to SEC reporting obligations.

In 2006, we incurred additional interest of $0.3 million associated with the shares underlying the $7.5 million convertible note not being registered.

Investment Income

The increase in 2005 reflected higher average cash balances invested during the year.

The decrease in 2004 reflected lower average cash balances invested during the year.

Other Income (Expense), Net

The change in the net expense in 2005 was primarily due to the write-off of deferred financing costs of $0.2 million associated with the deemed debt extinguishment of the $7.5 million convertible note from the conversion price reduction in June 2005.

The change in the net expense in 2004 was primarily due to the loss of $0.1 million on the repayment of certain Renaissance notes.

Income Tax Provision

The income tax provisions for 2005, 2004 and 2003 were solely attributable to the impact of deducting goodwill with the Renaissance acquisition in our tax filings. All other tax effects during 2005, 2004 and 2003 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

2005 and 2004 Unaudited Quarterly Financial Information

The following table sets forth consolidated statements of operations quarterly trend information for the eight quarters ended December 31, 2005. For more information regarding the 2005 Restatement and the quarterly results of operations, see Notes 2 and 19 of the Notes to Consolidated Financial Statements. These results of operations are not necessarily indicative of the results of operations that will be achieved in any future period.

	March 31,		June 30,		September 30,		December 31,
(in thousands)	2005 Restated	2004 Restated	2005	2004 Restated	2005	2004 Restated	2005	2004 Restated
Revenue:
Subscription and maintenance	$15,473	$11,905	$15,674	$12,798	$15,517	$13,642	$15,706	$13,629
Product sales and services	2,331	1,854	1,947	1,676	2,051	2,487	2,696	1,998
Transaction	5,960	3,403	6,334	3,494	6,858	3,457	7,070	4,473

Total revenue	23,764	17,162	23,955	17,968	24,426	19,586	25,472	20,100

Cost of revenue:
Subscription and maintenance (1)	7,526	6,528	7,643	6,560	8,148	6,860	8,460	7,330
Product sales and services (1)	1,294	1,140	1,139	1,096	1,374	1,220	1,497	1,219
Transaction (1)	3,267	2,089	4,231	2,384	3,819	2,714	4,632	2,975

Total cost of revenue	12,087	9,757	13,013	10,040	13,341	10,794	14,589	11,524

Gross profit	11,677	7,405	10,942	7,928	11,085	8,792	10,883	8,576
Operating expense:
Selling, general and administrative (1)	10,191	8,611	10,933	9,549	10,897	9,538	13,014	12,323
Restatement and SEC investigation expenses	658	54	737	218	577	685	1,097	303
Depreciation and amortization	541	541	497	627	453	541	570	595
Restructuring charge	-	-	-	2,527	-	-	-	-

Income (loss) from operations	287	(1,801)	(1,225)	(4,993)	(842)	(1,972)	(3,798)	(4,645)
Interest expense	(190)	(90)	(166)	(191)	(167)	(32)	(205)	(488)
Investment income	56	46	60	17	67	28	84	50
Other income (expense), net	-	-	(254)	4	1	-	64	(103)

Income (loss) before income tax provision	153	(1,845)	(1,585)	(5,163)	(941)	(1,976)	(3,855)	(5,186)
Income tax provision	47	47	47	47	48	47	47	48

Net income (loss)	$106	$(1,892)	$(1,632)	$(5,210)	$(989)	$(2,023)	$(3,902)	$(5,234)

(1) Stock-based compensation included in the respective line items above follows:

Subscription and maintenance	$10	$11	$9	$14	$22	$12	$9	$11
Product sales and services	2	-	2	2	3	1	2	3
Transaction	1	2	2	3	1	3	1	2
Selling, general and administrative	5	(59)	138	169	97	291	(99)	124

	$18	$(46)	$151	$188	$123	$307	$(87)	$140

Our results of operations for each of the fiscal quarters during 2005 as compared to 2004 are predominantly consistent with the year-over-year discussion above, by each financial statement category, except for the following significant quarterly changes:

•	Transaction cost of revenue was impacted during the quarter ended June 30, 2005 by losses incurred on trades executed in error of $0.5 million.

•

Selling, general and administrative expenses were impacted during the quarter ended December 31, 2005 by severance costs of $0.6 million and increased consulting costs as additional consultants were engaged to begin addressing administrative and operational weaknesses and deficiencies and to recast historical results by division in the manner currently used by management. The use of consultants and outside counsels also increased during this period to supplement day-to-day management activities while the restatement and related legal issues were being addressed by management.

•

Restatement and SEC investigation expenses increased significantly during the quarter ended December 31, 2005 as a result of the commencement of our extensive document review in connection with the SEC’s investigation into our stock option practices under the oversight of the Subcommittee. This document review was a necessary step in completing our review of the accounting of historical stock-based compensation awards, which was conducted by management under the oversight of the Audit Committee and the Subcommittee.

Liquidity and Capital Resources

	Years Ended December 31,
(in thousands)	2005	2004	2003

Cash and cash equivalents	$21,066	$24,764	$21,404
Short-term investments	500	1,175	3,050

Total cash, cash equivalents and short-term investments	$21,566	$25,939	$24,454

Net cash provided by operating activities	$4,571	$6,901	$13,860
Net cash used in investing activities	(7,534)	(10,596)	(4,762)
Net cash (used in) provided by financing activities	(297)	7,439	199
Effect of exchange rate changes on cash	(438)	(384)	31

Net (decrease) increase in cash and cash equivalents	$(3,698)	$3,360	$9,328

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, and from long-term borrowings. We continue to generate positive operating cash flows and use cash generated from operations for capital expenditures and product enhancements. Our resources available at December 31, 2005, together with the cash generated from operations in 2006 and our investment and financing activities during 2006, were sufficient to finance our investing and operating needs and the net capital requirements of our broker-dealer subsidiaries for 2006. At December 31, 2006, we had cash and cash equivalents of $105.9 million. We also believe that our current resources, together with anticipated cash generated from operations will be sufficient to finance our current investing and operating needs. At December 31, 2005, $18.4 million of our total cash, cash equivalents and short-term investments were held in our broker-dealer subsidiaries to maintain the combined amount of $3.7 million of excess regulatory capital described below under Broker-Dealer Operations.

In December 2006 we infused an additional $12.5 million of cash into our broker-dealer subsidiaries to provide additional excess regulatory capital to allow for business expansion and to provide our broker-dealer transaction counterparties with a better capitalized business partner.

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts, stock-based compensation and equity in loss of unconsolidated affiliates; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between years.

	Years Ended December 31,
(in thousands)	2005	2004	2003

Net loss adjusted for non-cash items	$8,763	$4,126	$6,211
Effect of changes in working capital and other operating accounts	(4,192)	2,775	7,649

Net cash provided by operating activities	$4,571	$6,901	$13,860

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction Services, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At December 31, 2005, the net balance for clearing broker assets and clearing broker liabilities was a net liability of $0.3 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At December 31, 2005, clearing broker assets include stock borrows of $454.1 million and clearing broker liabilities include stock loans of $456.4 million. These balances are significantly higher than the balances at December 31, 2004 reflecting our ability to grow this business. This business and the related balances continued to grow in 2006 and we expect further growth in 2007 as a result of the $12.5 million capital infusion described above under Liquidity.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. Until July 2006, NYFIX International was registered as an ISD Category C firm with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €50,000, plus a proportion of less liquid assets on hand. In July 2006, NYFIX International became an ISD Category B registered firm and as a result is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At December 31, 2005, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. was $14.9 million, $3.7 million in excess of our aggregate requirement of $11.2 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities in 2005 was $7.5 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $3.7 million and product enhancement costs of $4.6 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $0.7 million.

Net cash used in investing activities in 2004 was $10.6 million. This consisted of capital expenditures, primarily for data center equipment and software, of $6.7 million, and product enhancement costs of $6.5 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $1.3 million and by cash acquired from acquisitions of $1.2 million, which represented a return of funds held in escrow pursuant to a settlement agreement with a representative of the former shareholders of Javelin.

Net cash used in investing activities in 2003 was $4.8 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $5.3 million, product enhancement costs of $5.4 million and loans and advances to unconsolidated affiliates of $2.5 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $8.5 million.

The sale of our NYFIX Overseas subsidiary in August 2006 generated $9.0 million of proceeds. Upon resolution of the working capital adjustment a portion of these proceeds are expected to be returned to the buyer. See Note 20 to the Consolidated Financial Statements for more details of this transaction.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases and long-term debt issued for working capital purposes. At December 31, 2005, we had long-term debt and capital lease obligations outstanding of $7.9 million and $1.6 million, respectively (including current portions).

At December 31, 2005, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. This note was issued in December 2004 through a private placement to a lender. As a result of the restatements of our financial statements for the year ended December 31, 2003, we were in breach of certain representations and warranties relating to those financial statements that constituted events of default under this note. This note was amended on June 24, 2005, at which time the lender waived all existing defaults, extended the requirement to have a registration statement be effective for the shares of our common stock that may be issued as payment of principal or interest and the conversion price was reduced (as amended, the “Convertible Note”).

The interest is payable in cash or, at our option as described below, by the issuance of shares of our common stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June 30, 2005.

The Convertible Note is subordinated to all existing and future secured indebtedness. The lender has certain rights that require us to register the common stock to be issued upon conversion of the Convertible Note or for payment of interest, under the Securities Act. Such registration statement was to be effective by March 31, 2006 and since it was not, we are required to pay additional interest, in cash, for each month the effectiveness is delayed. The additional interest varies by month and has an aggregate cap of $500,000 for the duration of the Convertible Note. We paid $338,000 of such additional interest in 2006.

The entire outstanding principal amount of the Convertible Note, together with all accrued but unpaid interest, is due in cash on December 30, 2009; and except under certain conditions, we have no right of early prepayment on the Convertible Note.

In exchange for the amendment described above, we agreed to reduce the price at which the lender can convert the Convertible Note into our common stock from $6.94 per share to $5.75 per share (the “Conversion Price”), a 16% premium over the average of our common stock closing price for the five trading days preceding June 24, 2005. At our option, the Convertible Note is convertible into our common stock at the lender’s conversion rate at any time provided our common stock has exceeded 150% of the Conversion Price, or $8.63 per common share, for at least ten trading days in the thirty day trading period ending within five trading days prior to the date we give notice of the conversion and provided that we have an effective registration statement covering the public resale of such shares. If we convert the Convertible Note prior to December 30, 2007, we are required to pay an additional make-whole interest payment equal to the present value of the remaining interest payments in either cash or our stock at our discretion.

The Conversion Price may be reduced if we issue shares of common stock at a price below $5.75, excluding stock option exercises, the settlement of obligations outstanding as of the date of the Convertible Note and other transactions previously approved by our Board of Directors. As a result of the private placement of common shares that closed in July 2006 (see Note 20 to the Consolidated Financial Statements), the Conversion Price was reduced to approximately $5.66.

If we issue our common stock in lieu of cash to convert the Convertible Note or to make interest payments, or any portion thereof, we are required to have an effective registration statement covering the public resale of such shares and pay a 5% premium based on an average of the closing price of our common stock for the previous ten trading days.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above. The lender has received an extension to close on this additional issuance until fourteen days after the date on which we file this report on Form 10-K.

Net cash used in financing activities in 2005 was $0.3 million, consisting primarily of principal payments under capital lease obligations of $0.6 million and payments under long-term borrowings of $0.1 million, partially offset by proceeds from the exercise of stock options by employees of $0.1 million and other long-term obligations of $0.3 million. In 2006, we repaid long-term borrowings of $0.3 million (by issuing our stock) and the principal value of capital lease obligations of $0.8 million.

Net cash provided by financing activities in 2004 was $7.4 million, consisting primarily of net proceeds from long-term borrowings of $7.2 million and proceeds of $0.4 million from the issuance of common stock resulting from the exercise of stock options and other long-term obligations of $0.4 million, offset by principal payments under capital lease obligations of $0.6 million.

Net cash provided by financing activities in 2003 was $0.2 million, consisting primarily of net proceeds from the issuance of common stock resulting from the exercise of stock options by employees of $0.8 million and repayments of notes receivable issued for common stock of $0.5 million, offset in part by payments under capital lease obligations of $1.1 million.

As more fully described in Note 20 to the Consolidated Financial Statements, during 2006 we issued shares of common stock and convertible preferred stock during 2006 in two separate private placement transactions. We issued 2.7 million shares of common stock for $12.7 million to clients of a large investment manager (plus an additional 0.2 million shares for placement agent fees), and 1.5 million shares of convertible preferred stock to Warburg Pincus Private Equity IX, L.P. for $75 million (less $5.8 million of transaction related expenses). The proceeds from these transactions are intended for general corporate purposes and business development activities.

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market, subject to our filing of our quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC investigation into our accounting for stock option grants (see Notes 2 and 10 to the Consolidated Financial Statements), these filings were not made by October 31, 2005 and our common stock was delisted from the Nasdaq National Market on November 1, 2005. As a result of this delisting, our common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX.

Commitments, Contingencies and Future Obligations

Commitments and Contingencies

There are various lawsuits and claims pending against us as well as ongoing SEC and United States Attorney’s Office investigations into our accounting for stock option grants and an SEC investigation into our accounting for the losses incurred by NYFIX Millennium. We are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any, with respect to these matters. With respect to certain of these matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on our financial condition. In addition, other actions may be brought against us related to these matters.

See also Item 3. Legal Proceedings and Note 10 to the Consolidated Financial Statements.

Future Obligations

The following table summarizes our material contractual obligations at December 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Additional disclosures relating to our long-term debt, capital lease obligations and commitments appear in Notes 9 and 10 to the Consolidated Financial Statements.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt	$7,952	$259	$193	$7,500	$-
Capital lease obligations	1,763	769	994	-	-
Operating leases	25,804	4,695	8,715	5,170	7,224
Other long-term obligations	1,006	894	112	-	-
Purchase obligations	4,849	2,759	1,786	304	-

Total	$41,374	$9,376	$11,800	$12,974	$7,224

•

Long-term debt consists of payments on promissory notes issued in connection with acquisitions and the Convertible Note, described above. Under the terms of the long-term debt instruments, we may elect to make payments in shares of our common stock instead of cash, which would reduce the amounts shown above and lessen the effect on liquidity and cash flows.

•	Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office and data center space as well as certain equipment.
•

Purchase obligations include minimum purchase obligations with remaining terms in excess of one year to certain telecommunication providers in exchange for pricing discounts and a software licensing arrangement with a minimum licensing fee.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements other than that related to the contingent obligation under the $7.5 million Convertible Note as described above.

Subsequent Events

For more information regarding events occurring after December 31, 2005, refer to Note 20 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. Management believes the accounting estimates described in the following narrative to be the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed the accounting policies and critical accounting estimates and related disclosures with our independent registered public accounting firm and the Audit Committee of our Board of Directors. The following narrative describes the critical accounting policies and estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. We recognize revenue from software arrangements in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, under which revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectibility is reasonably assured and the arrangement does not require significant customization or modification of the software.

Our revenue is comprised of subscription and maintenance, product sales and services and transaction revenue, as follows:

Subscription and maintenance consists of contracts that provide for the use of our systems and our messaging channels, together with managed services, with a term of generally one to three years.  Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software, under separate renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis.  We include within our subscription and maintenance revenue charges for connectivity to the NYFIX Marketplace. These include the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software, and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the client and when other contractual obligations, including installation, if applicable, have been satisfied and collection of the resulting receivable is reasonably assured.

Transaction revenue primarily consists of per-share commissions charged to clients who send and receive a match and execution in our NYFIX Millennium ATS and clients to whom we provide execution and smart order routing technology, gateways to access markets and algorithmic trading ability in: (i) their own name, (ii) a third party name, or (iii) our name. Revenue for these services is generally invoiced monthly in arrears or is obtained through the clearing process within three days of the trade date and is recognized on a trade date basis, in the period in which it is earned. Transaction revenue also includes the net interest spread on our matched book of securities borrowed/loaned.

Amounts invoiced in advance of the service being performed are deferred until earned and are included in deferred revenue. Shipping, handling and installation charges, if any, are generally invoiced to a client and are included in revenue upon completion of the installation.

Allowance for Doubtful Accounts

We are required to estimate the collectibility of our trade receivables and a considerable amount of judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each client. Allowances are established for those amounts that we believe are uncollectible due to the inability of clients to make required payments or because of billing adjustments. These allowances are estimated by considering a number of factors, including the length of time the accounts are past due, our previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major client’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term. Changes in circumstances such as technological advances, changes to our business model or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of long-lived asset should be revised, we depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

Acquisitions and Goodwill

Net assets of companies we acquired have been recorded at their fair value at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we perform an impairment review of goodwill on an annual basis or more frequently if circumstances change. The provisions of SFAS No. 142 require that we allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. Our reporting units represent components of our operating segments and are the same as the reportable segments identified in Note 16 to the Consolidated Financial Statements. The two-step impairment review process is as follows:

•

Step 1—We compare the fair value of our reporting units to the carrying value, including goodwill, of each of these units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment expense is necessary.

•

Step 2—If we determine in Step 1 that the carrying value of a reporting unit exceeds the fair value, we perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This results in an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.

In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, our annual impairment testing date is the beginning of our fourth quarter, which is October 1. For the years ended December 31, 2005, 2004 and 2003, there was no indication of impairment for any of our reporting units as the present value of the discounted future cash flows of each reporting unit with allocated goodwill exceeded their carrying values as of October 1st of each respective year, the date of our annual impairment analysis. Fair value assessments inherently involve estimates and judgments involving the amount and timing of cash flows that could materially differ with changes in circumstances.

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

Long-Lived Assets

We review the carrying value of long-lived assets, including property and equipment; intangible assets; investments, and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. If such an event or circumstances occur, the related estimated fair value of the assets would be compared to the carrying amount, and if needed, we would record an impairment to the extent by which the carrying amount exceeded the fair value of the assets. We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as discounted cash flows. There was no impairment of our long-lived assets recorded for the years ended December 31, 2005, 2004 and 2003. Fair value assessments inherently involve estimates and judgments involving the amount and timing of cash flows that could materially differ with changes in circumstances.

Income Taxes

We account for income taxes using the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized. Where there are cumulative losses in recent years, SFAS No. 109 requires, except in very limited circumstances, that a valuation allowance be established. We began establishing a valuation allowance on our deferred tax assets, in accordance with SFAS No. 109, since inception (as restated - see Note 2 to the Consolidated Financial Statements). Until we can achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on the realizable value of our net deferred tax assets.

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

Stock-Based Compensation

We account for stock-based compensation for employees under the recognition and measurement provisions of the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations and have elected the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense of $0.2 million, $0.6 million and $3.7 million was included in our operating results for the years ended December 31, 2005, 2004 and 2003, respectively, relating to the intrinsic value of certain stock options where the fair value of our common stock on the measurement date was in excess of the exercise price. In accordance with SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, we have disclosed the required pro forma information in the notes to the Consolidated Financial Statements.

With respect to certain awards, we have been confronted with various situations under which the required factual documentation necessary to determine measurement criteria was either inconsistent, incomplete or could not be located, and other situations relating to the validity and/or authorization of the grant. In these situations, our treatment is consistent with the SEC Staff guidance to industry dated September 19, 2006.

For instances where there are issues as to validity and/or authorization of grants, we have accounted for such awards as fixed options using as the measurement date the date that we have determined to be the date on which the terms and recipients were established with finality.

For instances where we have difficulty locating documentation to determine precisely the first date on which both the number of shares and exercise prices were known, we have determined measurement dates based upon the documentation available as to when the grants were included in our books and records or using assumptions based on the historical documentation on other grants with similar characteristics. These determinations require significant judgments.

Note 2 to the Consolidated Financial Statements includes a number of judgments made in determining initial measurement dates and dates of modifications for equity-based awards together with the outcomes if other judgments had been made.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We will adopt SFAS 157 on January 1, 2008 and anticipate that the adoption will not materially impact our consolidated financial position or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007 and anticipate that the adoption will not materially impact our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. SFAS 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS 133, and amends SFAS 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We will adopt SFAS 155 on January 1, 2007 and anticipate that the adoption will not materially impact our consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application, as defined therein, to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In 2005, the SEC issued phased-in implementation guidance for SFAS No. 123(R), Share-Based Payments (“SFAS 123 (R)”). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In accordance with that guidance, we will adopt SFAS 123(R) on January 1, 2006. We expect the impact of adopting SAB 107 (defined below) and SFAS 123(R) to have a material impact on our consolidated financial statements.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC Staff’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and the modification of employee share options prior to adoption of SFAS 123(R).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in credit ratings of the issuer, equity prices, interest rates or foreign currency exchange rates.

Interest Rates

Our long-term debt bears interest at fixed rates. Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our long-term debt.

Foreign Currency Risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, which are primarily the British pound and the Euro, due to our operations in the United Kingdom and Europe.

We manage foreign currency risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pounds sterling or the Euro. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.

Securities Market and Credit Risk

NYFIX Clearing is subject to market risk when a counterparty does not deliver cash or securities to it as expected and NYFIX Clearing holds cash (in lieu of securities) or securities (in lieu of cash) at any point in time. This risk arises from the potential inability of the counterparty’s clearing agent to meet its settlement obligation by delivering cash or securities, as required, which is a credit risk. NYFIX Clearing is a member of several highly rated clearing organizations, which have margin requirements and other mechanisms that are designed to substantially mitigate this risk.

When necessary, NYFIX Clearing can liquidate or purchase securities in the market to close out the position at the prevailing market price. NYFIX Clearing’s stock lending practice is to maintain collateral in excess of the contract value and to request additional collateral whenever necessary. NYFIX Clearing seeks high-quality, creditworthy counterparties and has controls in place that are designed to monitor and limit this exposure.

Item 8.    Financial Statements and Supplementary Data

Financial statements required pursuant to this Item are presented beginning on page F-1 of this report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On October 27, 2005, we announced that Deloitte & Touche LLP, effective October 26, 2005, had resigned as our independent registered public accounting firm.

Deloitte’s reports on our consolidated financial statements for the years ended December 31, 2004 and 2003 did not contain adverse opinions or disclaimer of opinions and such opinions were not qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte’s report (dated June 28, 2005) addressed the restatement of our consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002 and Deloitte’s report on our internal control over financial reporting as of December 31, 2004, expressed an adverse opinion on the effectiveness of our internal control over financial reporting because of a material weakness. Specifically, we did not design and implement adequate policies and procedures to review certain transactions to determine that they are accounted for in compliance with generally accepted accounting principles; those transactions and the resultant accounting errors having been discussed with the Audit Committee in connection with the 2004 audit. On October 20, 2005, we filed a Form 8-K under Item 4.02(a), dated October 19, 2005, which disclosed that we expected to restate our consolidated financial statements referred to above and that these consolidated financial statements should no longer be relied upon.

During the years ended December 31, 2004 and 2003 and the interim period from January 1, 2005 through March 31, 2005, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. Deloitte has not completed any audit or review for the Company with respect to any period subsequent to March 31, 2005. Deloitte also did not communicate any disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure during the period from April 1, 2005 to October 26, 2005, the date of Deloitte’s resignation.

We have determined that the matters set forth below represented a reportable event under Item 304(a) (1) (v) of Regulation S-K.

At a meeting with our Audit Committee held on August 1, 2005, Deloitte requested that the Audit Committee perform an investigation regarding the timing and accuracy of certain stock options granted in prior years and the accounting thereof, and the adequacy of our disclosure of information to Deloitte in connection with its earlier audits. Deloitte’s request followed its review of documents from earlier periods that Deloitte asserted it had not seen in connection with its prior audits. Also on August 1, 2005, Deloitte informed the Audit Committee that it was suspending all audit and review services to us including the interim review of the second quarter ended June 30, 2005, until the investigation was completed to its satisfaction and completion of any remedial actions.

On September 15, 2005, Deloitte informed the Audit Committee that its investigation should also focus on additional documents that Deloitte asserted were not previously provided to Deloitte in connection with its prior audits or in connection with the June 2005 Restatement of the consolidated financial statements for the years ended December 31, 2003 and 2002.

The Audit Committee orally reported the results of its investigation to Deloitte on October 18, 2005. A written report, dated October 21, 2005, from our former management to the Audit Committee was submitted to Deloitte on October 21, 2005.

During the course of the investigation, our former management determined and advised Deloitte that we had incorrectly accounted for compensation expense attributable to certain stock options previously granted. On October 19, 2005, we announced that we expected to restate our consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and our consolidated financial statements as of and for the three months ended March

31, 2005. In a Form 8-K under Item 4.02(a) we filed on October 20, 2005, we disclosed that we expected to restate these consolidated financial statements and that such consolidated financial statements should no longer be relied upon. In the Form 8-K filed on October 20, 2005, we also disclosed that we believed this restatement reflected a material weakness in internal controls.

On October 26, 2005, in a discussion with the Chair of our Audit Committee, Deloitte reported that it was unwilling to continue as our independent registered public accountants or to rely on the representations of our former management. On October 27, 2005, Deloitte delivered a letter dated October 26, 2005 to the Company confirming that conclusion. Deloitte has not further elaborated to the Company on its reasons for being unwilling to continue as the independent registered public accounting firm of NYFIX or to rely on the representations of our former management. We have not placed any limitation on Deloitte in responding fully to the inquiries of the successor independent registered public accounting firm for us.

During the course of preparing our financial statements for the year ended December 31, 2004, we identified and reported a material weakness in our internal control over financial reporting relating to the design and implementation of adequate policies and procedures to review certain transactions for compliance with generally accepted accounting principles. The material weakness resulted in the misapplication of generally accepted accounting principles related to accounting for compensation expense attributable to stock options granted, a tenant allowance and the recognition of rent expense as of the lease commencement date contained in an operating lease and deferred income taxes in connection with certain acquisitions.

On November 18, 2005, we announced that on November 17, 2005 our Audit Committee had engaged Friedman LLP as our independent registered public accounting firm. Prior to this engagement, Friedman had not provided accounting or other services to us or any of our subsidiaries.

Item 9A.    Controls Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In making this evaluation, our management considered the matters relating to the restatement of our financial statements and the other material weaknesses discussed below. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.

In light of the material weaknesses described below, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this report on Form 10-K were prepared in accordance with GAAP. These measures included, among other things, expansion of our year-end closing procedures and dedication of significant internal resources and external consultants in order to perform an extensive internal review of our historical accounting for stock-based compensation awards as well as an overall accounting review. As a result of these expanded procedures, we concluded that the consolidated financial statements included in this report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2005.

(1) We did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework, issued by the COSO because of the following weaknesses:

(a)	We did not effectively communicate the importance of controls throughout our organization or set an adequate tone around control consciousness.
(b)

We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements.

(c)	We did not maintain an adequate level of control consciousness as it relates to the establishment and update of appropriate policies and procedures.
(d)

We did not maintain effective monitoring controls to assess the quality of our internal control over financial reporting as our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

This material weakness in our control environment contributed to the existence of the following material weaknesses:

(2) We did not maintain effective controls over accounting for several transaction types enumerated below which resulted in material errors in and restatement of our historical financial statements.

(a)

Stock-based compensation - In November 2005, under the oversight of the Subcommittee of the Audit Committee, we commenced an extensive document review related to our historical stock option practices in connection with the SEC’s investigation into those practices. This document review was a necessary step in completing management’s review of our historical stock-based compensation awards, which was conducted under the oversight of the Audit Committee and the Subcommittee. The findings of the review included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman and a current director, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards, (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25 million charge in March 2000 based on the incremental intrinsic value on the date assumed to be the modification date. The internal review related to stock-based compensation resulted in accounting corrections related to initial measurement date intrinsic values, performance grants, acceleration and extension modifications, share reprice and share increase modifications and non-recourse loans issued for exercise prices.

(b)

Acquisitions and investments - We (i) incorrectly applied the equity method of accounting related to an investment in which we absorbed all of the losses of the investee, (ii) incorrectly used the equity method of accounting for an investment over which we had effective control and (iii) incorrectly determined the purchase prices and resultant value assigned to goodwill and other intangible assets associated with acquisitions.

(c)	Revenue recognition - We improperly recognized certain revenue where it was not reasonable to conclude that collection was reasonably assured.
(d)	Revenue recognition - We did not maintain effective controls over the timing of revenue recognition related to our NYFIX Overseas subsidiary.
(e)	Deferred income taxes - We did not maintain effective controls over properly valuing our net deferred tax assets through establishing an appropriate valuation allowance.
(f)	Treasury stock - We did not maintain effective controls over properly accounting for treasury stock issuances.

(3) We did not maintain adequate policies and procedure within our information technology (“IT”) operations nor maintain effective general or application controls.

(a)

Access to code and information - Job descriptions and/or internal policy did not always establish job entitlements to be used as the basis for access, cancel access to terminated employees or document who did gain access. As a result procedures did not always limit and controls would not detect unauthorized or inadvertent access to production code and data. In addition, inadequate physical control did not always limit unauthorized or inadvertent access to data centers.

(b)	Change management - Change management/emergency change management procedures were not formally documented or consistently followed. Version controls were not always maintained,

changes could be moved into production without formal review and approval and documentation is not always maintained for changes made. Change authorizations were not formally tracked and approved by assigned, authorized individuals. Installation rollout/rollback procedures were not incorporated in formalized release process. System deployment planning was accomplished informally, with management responsibility for the process shared amongst multiple groups.

(c)

Application Security - Systems and networks were not isolated by function thereby allowing universal access to all systems serving disparate functions. Individuals and groups could not be appropriately confined by security policy to given systems, networks and application domains. Authentication and credentials were granted in multiple places, by multiple administrators, with disparate coordination and control mechanisms between administrative groups.

(d)

Environmental factors and back-up - Data centers did not all have adequate fire suppression, uninterruptible power supply (“UPS”) and back-up power or remote monitoring when not attended.  Back up tapes were not periodically checked for propriety and tapes were not always adequately stored. Business continuity and disaster recovery for business and production critical systems was implemented inconsistently, such that an incident has potential to result in certain systems being in an unrecoverable state for a duration which could have conceivably impaired support or service for our clients.

(e)

Project and risk management - Inconsistent staffing of project management resulted in inadequate corporate oversight and risk management. Interdependencies among technology development projects could not therefore be effectively tracked to ensure timely completion, thus delaying deployment, and potentially impacting both revenue recognition and our reputation in the marketplace.

(4) We did not maintain effective controls over several aspects of revenue recognition. We did not maintain adequate policies and procedures to ensure accurate and complete billing, including sales tax, and revenue reporting.  Our production department was not adequately linked to billing activities to ensure that new services and cancellations of prior services were properly reflected on invoices.  In addition, we lacked adequate internal systems to timely identify billing inaccuracies and business trends.  This weakness has resulted in historically high levels of billing adjustments and also impacted our ability to properly analyze and disclose the results of operations.

(5) We did not maintain adequate policies and procedures governing the acquisition, tracking and disposition of property and equipment. We did not have an adequate asset identification tagging system in place to ensure timely and accurate accounting for each asset. This weakness lead to adjustments to the recorded cost and accumulated depreciation balances at year-end 2005.

(6) We did not maintain adequate documentation and controls to support amounts reported on income tax returns and to properly value and disclose the impact of timing differences in consolidated financial statements.

(7) We did not maintain adequate policies and procedures or effective controls over many of the day-to-day functions that result in control over assets and/or the generation of financial information.

(a)

Disbursements and cash - The wire transfer process was not adequately controlled so that one person could initiate a wire without obtaining approval. Blank checks were in the possession of an authorized signer and bank reconciliations were not always completed in a timely fashion and sometimes performed by the same person who posted cash to the general ledger.

(b)	Ledgers and journal entries - There was a lack of adequate control over journal entry processing. The lack of a closing schedule, monitored by management, could result in delayed period closes and/or inaccurate financial statements. Some general ledger balance sheet substantiations contained errors at quarters end.

(c)	Documentation - There was not an adequate comprehensive formal accounting policy manual.

As a result of the material weaknesses described above, our management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Friedman, our independent registered public accounting firm, as stated in their report, which is included herein.

Interim Measures and Remediation of Material Weaknesses

Interim Measures

In response to the identified material weaknesses, our management, with oversight from our Audit Committee, has implemented measures including, among other things, expansion of our period-end closing procedures, a heightened level of intermediate and top level management reviews of financial information and related disclosures and the dedication of significant internal resources and external consultants to help ensure the accuracy of our financial reporting until such time as we are able to further improve our control environment and remedy our material weaknesses.

Remediation of Material Weaknesses

Management is currently formulating a new comprehensive plan to improve our control environment and address remediation of identified material weaknesses. These efforts are expected to focus on (i) expanding our organizational capabilities to improve our control environment; (ii) implementing process changes to strengthen our internal control and monitoring activities; and (iii) implementing adequate information technology general controls. Some of the steps we have taken during 2006 and through the filing date of this report on Form 10-K include the following:

From a control environment and organizational perspective, we, among other things:

•

Appointed two new outside directors to the Board in September 2005, Richard Roberts and Lon Gorman.  At its next regular meeting in November 2005, the Board revised the membership of its committees.  Following that action, William Jennings remained Chairman of the Audit Committee, Thomas Wajnert remained on the Audit Committee, and Mr. Gorman joined the Audit Committee; George Deehan (Chairman), William Lynch and Mr. Gorman constituted the Compensation Committee; and Mr. Lynch (Chairman), Mr. Deehan and Mr. Jennings constituted the Corporate Governance and Nominating Committee.  At that time, the Audit Committee appointed Messrs. Wajnert and Gorman to the Subcommittee of the Audit Committee authorized to undertake, or cause to be undertaken, such analyses, investigations, reports and other actions relating to investigations by the SEC as the Subcommittee deemed to be appropriate.  In November 2005, Mr. Wajnert was appointed non-executive Lead Director to coordinate the activities of the independent directors and consult with the then executive Chairman; additionally, the Board also commenced making significant changes in management. Mr. Hansen resigned as Chief Executive Officer in November 2005, stepped down as Chairman of the Board in September 2006 and remains a director of the Company. Mr. Gorman succeeded Mr. Hansen as Chairman of the Board in October 2006.

•

In November 2005, the Board appointed Robert Gasser as Chief Executive Officer, replacing Mr. Hansen. In January 2006, the Board appointed Steven Vigliotti as Chief Financial Officer, replacing Mark Hahn.

-92-

•

Created new positions and appointed new senior executives to head respectively a centralized IT Division, which combines all company level IT-related activities, and a product operations and strategy division which will, among other responsibilities, focus on process and communication across the Company.

•	Appointed new managers and accounting staff in the Accounting Department and reorganized work flows to match activity requirements with resource skills.
•	Engaged a team of professional consultants to assist in financial activities until we have established a satisfactory control environment.

In addition to the aforementioned steps aimed at strengthening our control environment and organizational capabilities, we have implemented several changes designed to strengthen our internal control and monitoring of financial reporting-related activities. We among other things:

•	Appointed a new Controller and Senior Accountant and upgraded staff.
•	Retained a professional services firm to perform internal audit and Sarbanes-Oxley compliance activities.
•

Implemented a monthly financial close process, controls over journal entries, a series of proofs and reconciliations and a formal monthly review of the financial results from the month. These processes include a monthly analytical review of revenue at the customer and product level.

•	Installed a segregation of duties over disbursements and cash processing.
•	Closed down one office and consolidated domestic financial activities into one location, where senior management is also located.

In order to address the material weaknesses related to our IT operations, we, among other things:

•

Appointed several new executives to senior positions in the IT Division, including a new Chief System Architect, Head of Quality Control, and a Program Management Officer and several one-down technologists.

•	Implemented a new access control technology to monitor and manage access to production systems.
•	Made a substantial investment to remediate our Data Center infrastructure and management tools and processes to increase core infrastructure services including power, space, and environmentals.
•

Engaged external consultants to conduct security and process reviews and make appropriate recommendations and to establish appropriate Data Management and Backup Policies related to critical production databases and storage.

•	Established consolidated authentication services for production systems.
•	Established a project portfolio and program management process.
•	Moved corporate systems within class 1 datacenter environments to ensure availability and business continuity.
•	Established a system to track open topics and remediation.

•	Upgraded key automated systems that supply data to the financial reporting process. Engaged professional consultants to support financial reporting systems.
•	Installed a series of financial proofs and reconciliations to help control data and highlight materially questionable financial data.

In order to address the material weakness related to our stock option granting processes, we among other things:

•

Adopted, in February 2007, Equity Award Guidelines (the “Guidelines”) covering the authorization, timing, documentation and verification of equity awards. The Guidelines include provisions which among other things provide that: awards shall only be made by the Compensation Committee or, for non-employee directors, by the Board; the granting process for annual awards to existing employees is intended to occur at a regularly scheduled monthly meeting of the Compensation Committee during the first half of the fiscal year, after preliminary or final year-end financial results are announced and the annual operating budget for the current fiscal year has been submitted to the Board, except that, in the first half of 2007, any awards  may be made at any regularly scheduled monthly meeting of the Compensation Committee; inducement or new-hire grants can not be effective prior to commencement of the recipient’s services to the Company; and inducement or new-hire grants and other grants to recently promoted employees or for retention purposes may be made at a regularly scheduled monthly meeting of the Compensation Committee or by unanimous written consent.  The Guidelines also specify documentation and grant verification procedures.

•	Suspended the granting of new stock-based compensation awards since April 2005 until the completion of our internal review and adoption of the Guidelines.

Although we believe the steps taken to date have improved the design effectiveness of our internal control over financial reporting, we have not completed our documentation and testing of the corrective processes and procedures relating thereto. Accordingly, we will continue to monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above.

We believe that the foregoing actions have improved and that further planned actions will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, we do not believe that all of the material weaknesses described above will be remediated by December 31, 2007. Accordingly, we expect to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2006 and 2007. Furthermore, certain of the planned remediation efforts, primarily associated with our information technology infrastructure and related controls, will require significant ongoing effort and investment. Our management, with the oversight of our Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment. As a further commitment to strengthening our organization, we have accepted the financial burden associated with ensuring our financial reporting and disclosures are accurate even though we are working within an unsatisfactory control environment.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that materially affected or are reasonably likely to affect, our internal control over financial reporting except for the organizational remediations referred to above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NYFIX, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NYFIX, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

(1) The Company did not maintain an effective control environment because of the following weaknesses:

(a)	The Company did not effectively communicate the importance of controls throughout the organization or set an adequate tone around control consciousness.
(b)

The Company did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with their financial reporting requirements.

(c)	The Company did not maintain an adequate level of control consciousness as it relates to the establishment and update of appropriate policies and procedures.
(d)

The Company did not maintain effective monitoring controls to assess the quality of their internal control over financial reporting as their policies and procedures with respect to the review, supervision and monitoring of their accounting operations throughout the organization were either not designed and in place or not operating effectively.

This material weakness in the Company’s control environment contributed to the existence of the following material weaknesses:

(2) The Company did not maintain effective controls over accounting for several transaction types enumerated below which resulted in material errors in and restatement of their historical financial statements.

(a)

Stock-based compensation - In November 2005, under the oversight of the Subcommittee of the Audit Committee, the Company commenced an extensive document review related to their historical stock option practices in connection with the SEC’s investigation into those practices. This document review was a necessary step in completing management’s review of historical stock-based compensation awards, which was conducted under the oversight of the Audit Committee, and the Subcommittee. The findings of the review included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman and a current director, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards, (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25 million charge in March 2000 based on the incremental intrinsic value on the date assumed to be the modification date. The internal review related to stock-based compensation resulted in accounting corrections related to initial measurement date intrinsic values, performance grants, acceleration and extension modifications, share reprice and share increase modifications and non-recourse loans issued for exercise prices.

(b)

Acquisitions and investments - The Company (i) incorrectly applied the equity method of accounting related to an investment in which it absorbed all of the losses of the investee, (ii) incorrectly used the equity method of accounting for an investment over which it had effective control and (iii) incorrectly determined the purchase prices and resultant value assigned to goodwill and other intangible assets associated with acquisitions.

(c)	Revenue recognition - The Company improperly recognized certain revenue where it was not reasonable to conclude that collection was reasonably assured.

(d)	Revenue recognition - The Company did not maintain effective controls over the timing of revenue recognition related to their NYFIX Overseas subsidiary.
(e)	Deferred income taxes - The Company did not maintain effective controls over properly valuing their net deferred tax assets through establishing an appropriate valuation allowance.
(f)	Treasury stock - The Company did not maintain effective controls over properly accounting for treasury stock issuances.

(3) The Company did not maintain adequate policies and procedure within their IT operations nor maintain effective general or application controls.

(a)

Access to code and information - Job descriptions and/or internal policy did not always establish job entitlements to be used as the basis for access, cancel access to terminated employees or document who did gain access. As a result procedures did not always limit and controls would not detect unauthorized or inadvertent access to production code and data. In addition, inadequate physical control did not always limit unauthorized or inadvertent access to data centers.

(b)

Change management - Change management/emergency change management procedures were not formally documented or consistently followed.  Version controls were not always maintained, changes could be moved into production without formal review and approval and documentation is not always maintained for changes made. Change authorizations were not formally tracked and approved by assigned, authorized individuals. Installation rollout/rollback procedures were not incorporated in formalized release process. System deployment planning was accomplished informally, with management responsibility for the process shared amongst multiple groups.

(c)

Application Security - Systems and networks were not isolated by function thereby allowing universal access to all systems serving disparate functions. Individuals and groups could not be appropriately confined by security policy to given systems, networks and application domains. Authentication and credentials were granted in multiple places, by multiple administrators, with disparate coordination and control mechanisms between administrative groups.

(d)

Environmental factors and back-up - Data centers did not all have adequate fire suppression, uninterruptible power supply (“UPS”) and back-up power or remote monitoring when not attended.  Back up tapes were not periodically checked for propriety and tapes were not always adequately stored. Business continuity and disaster recovery for business and production critical systems was implemented inconsistently, such that an incident has potential to result in certain systems being in an unrecoverable state for a duration which could have conceivably impaired support or service for the Company’s clients.

(e)

Project and risk management - Inconsistent staffing of project management resulted in inadequate corporate oversight and risk management. Interdependencies among technology development projects could not therefore be effectively tracked to ensure timely completion, thus delaying deployment, and potentially impacting both revenue recognition and the Company’s reputation in the marketplace.

(4) The Company did not maintain effective controls over several aspects of revenue recognition. The Company did not maintain adequate policies and procedures to ensure accurate and complete billing, including sales tax, and revenue reporting.  Their production department was not adequately linked to billing activities to ensure that new services and cancellations of prior services were properly reflected on invoices.  In addition, the Company lacked adequate internal systems to timely identify billing inaccuracies and business trends.  This weakness has resulted in historically high levels of billing adjustments and also impacted their ability to properly analyze and disclose the results of operations.

(5) The Company did not maintain adequate policies and procedures governing the acquisition, tracking and disposition of property and equipment. The Company did not have an adequate asset identification tagging system in place to ensure timely and accurate accounting for each asset. This weakness lead to adjustments to the recorded cost and accumulated depreciation balances at year-end 2005.

(6) The Company did not maintain adequate documentation and controls to support amounts reported on income tax returns and to properly value and disclose the impact of timing differences in consolidated financial statements.

(7) The Company did not maintain adequate policies and procedures or effective controls over many of the day-to-day functions that result in control over assets and/or the generation of financial information.

(a)

Disbursements and cash - The wire transfer process was not adequately controlled so that one person could initiate a wire without obtaining approval. Blank checks were in the possession of an authorized signer and bank reconciliations were not always completed in a timely fashion and sometimes performed by the same person who posted cash to the general ledger.

(b)

Ledgers and journal entries - There was a lack of adequate control over journal entry processing. The lack of a closing schedule, monitored by management, could result in delayed period closes and/or inaccurate financial statements. Some general ledger balance sheet substantiations contained errors at quarters end.

(c)	Documentation - There was not an adequate comprehensive formal accounting policy manual.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that NYFIX, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, NYFIX, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYFIX, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/Friedman LLP

East Hanover, New Jersey

March 1, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below are the name, age and position of each of our directors and executive officers as of December 31, 2006:

Name	Age	Position
Lon Gorman	55	Chairman of the Board of Directors
P. Howard Edelstein	52	President and Chief Executive Officer, NYFIX, Inc. and Director
Steven R. Vigliotti	39	Chief Financial Officer
Brian Bellardo	57	General Counsel and Secretary
Lars Kragh	45	Chief Information Officer
Cary J. Davis	40	Director
George O. Deehan	63	Director
Peter Kilbinger Hansen	45	Director
William H. Janeway	63	Director
William C. Jennings	66	Director
William J. Lynch	64	Director
Richard Y. Roberts	55	Director
Thomas C. Wajnert	62	Director

There are no family relationships among any of the above-named directors or executive officers.

Our Board of Directors currently consists of ten members, all of whom will serve until their reelection at our next annual meeting of stockholders or until the election and qualification of their successors or until their prior resignation, removal, or death.  Our Board of Directors has determined that all directors, other than Mr. Edelstein and Mr. Hansen, are independent under Nasdaq Rule 4200(a)(15), based on information known to us.

The following are brief biographies of each of our current directors and executive officers (including present principal occupation or employment, and material occupations, positions, offices or employments for at least the past five years).

Lon Gorman has served as a director since September 2005 and as Chairman of the Board since September 2006.  Mr. Gorman is a member of the Audit and Compensation Committees of the Board of Directors. Mr. Gorman is the retired Vice Chairman of The Charles Schwab Corporation, a holding company whose subsidiaries engage in securities brokerage and financial services. Mr. Gorman served as Vice Chairman of The Charles Schwab Corporation from July 1999 until November 2004, and served as President of Charles Schwab Institutional and Asset Management and President of Schwab Capital Markets L.P. following 16 years at Credit Suisse First Boston ("CSFB"), where he was Managing Director and head of global equity trading. Prior to CSFB, he was a partner at F. Eberstadt & Co., Inc. with responsibility for institutional sales and trading. Mr. Gorman currently serves on the Board of Directors of the Nasdaq Stock Market, Inc. He has also served as Vice Chairman of the board of directors of the Securities Industry Association ("SIA"), Co-Chairman of the SIA Market Structure Committee, and as a member of the SIA Public Trust & Confidence Committee and the New York Stock Exchange and Nasdaq Quality of Markets committees. He attended Adelphi University.

P. Howard Edelstein has served as President and Chief Executive Officer since September 2006. Mr. Edelstein served as an entrepreneur-in-residence at Warburg Pincus from January 2006 through September 2006.  Mr. Edelstein was President, Chief Executive Officer and a director of Radianz from July 2003 to December 2005. From January 2002 until July 2003, Mr. Edelstein was an entrepreneur-in-

residence with Warburg Pincus. From June 1993 to April 2001, Mr. Edelstein served as President and Chief Executive Officer of Thomson Financial ESG, which he founded and which later merged with the Depository Trust & Clearing Corp.’s TradeSuite business to create OMGEO, an industry utility for straight-through processing. Previously, Mr. Edelstein held senior positions at firms such as Dow Jones Telerate and Knight-Ridder. Mr. Edelstein is a director of SkillSoft Corporation and of Alacra Inc., a private company providing business and professional information.  Mr. Edelstein earned a Master of Science degree in Electrical Engineering from Stanford University and a Bachelor of Engineering degree in Electrical Engineering from City College of New York.

Steven R. Vigliotti has served as Chief Financial Officer since January 2006. Mr. Vigliotti served as the Chief Financial Officer of Maxcor Financial Group Inc. (“Maxcor”), from November 2001, and Treasurer of that company from December 1998, until May 2005, when Maxcor was sold. Mr. Vigliotti was employed by Maxcor until August 2005. Mr. Vigliotti also served as the Chief Financial Officer of Euro Brokers, a wholly-owned subsidiary of Maxcor, from May 1998, and as the Chief Financial Officer of a number of Euro Brokers’ subsidiaries from July 1998 until May 2005. From 1991 to 1998, Mr. Vigliotti was employed by the accounting firm of BDO Seidman, LLP, lastly as an Audit Partner in that firm’s financial services group. Mr. Vigliotti is a certified public accountant and received his B.B.A. degree in accounting from Hofstra University in 1990.

Brian Bellardo has served as General Counsel since March 2003. In June 2003, he assumed the additional responsibility of Secretary. From November 2000 until June 2002, Mr. Bellardo was General Counsel for Stockback LLC and thereafter for a subsidiary of Stockback LLC and from March 2000 until October 2000 for Stock Power Inc., both of which are marketing companies. From November 1995 until March 2000, he was Vice President and Associate General Counsel with Charles Schwab & Co., a brokerage firm. Prior to that, Mr. Bellardo was in the Office of General Counsel of the Securities & Exchange Commission in Washington, D.C. from 1990 until 1995. He was a litigator in private practice from 1976 until 1990 with Pillsbury, Madison & Sutro in San Francisco, CA, and from 1975 until 1976 with Cahill Gordon & Reindel in New York City, both of which are law firms. Mr. Bellardo, a Summa Cum Laude, Phi Beta Kappa graduate of Yale University, received his law degree from Stanford University.

Lars Kragh served as our Chief Information Officer from July 1999 through December 2006. Prior to that, Mr. Kragh was our Executive Vice President of Research and Development and held other technology positions since our inception in 1991. Prior to joining us, Mr. Kragh developed network systems for the banking industry involving numerous trading system integrations with global telecom and market data providers. Mr. Kragh earned a Masters of Science degree in Electrical Engineering from the Danish University of Technology. Mr. Kragh left the Company at the end of December 2006.

Cary J. Davis has served as a director since October 2006. Mr. Davis is Managing Director of Warburg Pincus and is responsible for investments in software and financial technology companies. Mr. Davis joined Warburg Pincus in 1994 and became a partner in 1999. Prior to joining Warburg Pincus, Mr. Davis was executive assistant to Michael Dell at Dell Computer and a consultant at McKinsey & Company. He also serves as a director of Secure Computing and has been involved in a number of Warburg Pincus’ prior investments including OpenVision Technologies (now VERITAS Software) and BEA Systems. Mr. Davis received a B.A. in economics from Yale University and his M.B.A. from Harvard Business School.

George O. Deehan has served as a director since August 2000.  Mr. Deehan serves as Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committees of our Board of Directors.  From August 2005 to August 2006, he was the Chief Executive Officer and a board member of Sunset Financial Resources, a REIT and a publicly traded NYSE company.  From October 2003 to October 2004, he was the Chief Executive Officer and Chairman of the Board of Paragon Financial Corporation, a specialty residential mortgage banker.  From February 2002 to the present, Mr. Deehan has been a board member of Technology Investment Partners, a private leasing company.  From

March 2002 to September 2003, he was a consultant for and investor in eOriginal, Inc., a software development company. Mr. Deehan was President of eOriginal, Inc. from August 2000 until March 2002.  He was President and Chief Executive Officer of Advanta Leasing Services, the business equipment leasing unit of Advanta Business Services, from August 1998 until August 2000.  Prior to joining Advanta, Mr. Deehan served as President and Chief Operating Officer of Information Technology Services for AT&T Capital.  He earned a bachelor’s degree from Lenoir-Rhyne College.

Peter Kilbinger Hansen has served as a director since 1991. From 1991 to November 2005, Mr. Hansen also served as our President and Chief Executive Officer. Prior to founding NYFIX, Mr. Hansen served from 1984 to 1988 as Marketing Manager, Sales & Marketing Manager and Managing Director of Mark Computer Systems A/S, a Scandinavian based international company, and from 1988 until 1991 as Managing Director of Banking Systems of Business Line A/S, a Scandinavian based international company. Mr. Hansen holds a degree in Economics from Neil’s Brock Business School of Copenhagen and an associated degree in economics from the Copenhagen University of Language and Economics.

William H. Janeway has served as a director since October 2006. Mr. Janeway is Senior Advisor for Warburg Pincus. He joined Warburg Pincus in 1988 to develop the firm’s investment activities in Information and Communications Technology. Prior to joining Warburg Pincus, Mr. Janeway was Vice President and Director of Corporate Finance at F. Eberstadt & Co., Inc. He currently serves on the Board of Directors for BEA, Fortent, Nuance Inc., O’Reilly Media Inc. and Wall Street Systems. He is Chairman of the Board of Trustees of Cambridge in America and co-chair of Cambridge’s 800th Anniversary Campaign. Mr. Janeway was Valedictorian of the Class of 1965 at Princeton University and received his Ph.D. from Cambridge, which he attended as a Marshall Scholar.

William C. Jennings has served as a director since July 2003. Mr. Jennings serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee of our Board of Directors. Mr. Jennings is an audit committee financial expert as defined in Item 401 of Regulation S-K promulgated by the SEC and is independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Jennings is a retired partner of PricewaterhouseCoopers LLP, a global accounting and advisory firm, where he led the risk management and internal control consulting practice from 1992 until his retirement in 1999. Prior to that, Mr. Jennings served as a senior audit partner at Coopers & Lybrand (now, PricewaterhouseCoopers LLP), as a senior executive vice president at Shearson Lehman Brothers, responsible for quality assurance, internal audit and compliance, and as an executive vice president and Chief Financial Officer of Bankers Trust. Since retiring from PricewaterhouseCoopers, Mr. Jennings provided independent consulting services to a number of companies. He is also a director of Silgan Holdings Inc. and Axcelis Technologies, Inc., both publicly traded companies.

William J. Lynch has served as a director since June 2000. Mr. Lynch serves as Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of our Board of Directors. Mr. Lynch is a Consultant to Catterton Partners, a private equity fund, and has served in a similar position since January 2001.

Richard Y. Roberts has served as a director since October 2005. Since February 2006, Mr. Roberts has operated Roberts, Raheb & Gradler LLC, a consulting firm in Washington, DC. From 1996 to February 2006, Mr. Roberts was a partner with Thelen Reid & Priest LLP. From 1990 to 1995, Mr. Roberts served as a Commissioner of the SEC. Mr. Roberts is currently a director of Automated Trading Desk Inc., Endeavor Acquisition Corporation, and Victory Acquisition Corporation. Mr. Roberts is a member of the Advisory Board of the International Journal of Disclosure and Governance, of Securities Regulation and Law Report, and of the Municipal Finance Journal. Mr. Roberts has served as a member of the NASD’s District 10 Regional Consultative Committee, Market Regulation Advisory Board, and Legal Advisory Board. Mr. Roberts is a graduate of Auburn University where he earned a Bachelor of Science degree in Electrical Engineering. He received his Juris Doctorate from the University of Alabama School of Law and his Master of Laws from The George Washington University Law Center.

Thomas C. Wajnert has served as a director since October 2004. Mr. Wajnert serves as our Lead Director and a member of the Audit Committee of our Board of Directors. Mr. Wajnert is self employed and provides advisory services within the financial services industry. He currently serves as a Senior Advisor to Bear Stearns Merchant Banking. Mr. Wajnert had been Managing Director of Fairview Advisors, LLC, a merchant bank, from January 2002 to July 2006. He was Chairman and Chief Executive Officer of SEISMIQ, Inc, a provider of advanced technology to the commercial finance and leasing industry, from its founding in April 2000 until December 2001. Mr. Wajnert also was the Chairman of EPIX Holdings, Inc., a professional employer organization, from March 1998 until November 2003, where he also served as Chief Executive Officer from March 1998 to April 1999. Previously, Mr. Wajnert was Chairman of the Board of Directors from January 1992 until December 1997, and Chief Executive Officer from November 1984 until December 1997, of AT&T Capital Corporation (NYSE), a commercial finance and leasing company. He was self-employed from December 1997 to March 1998. Mr. Wajnert serves on the boards of directors of Reynolds American, Inc. (NYSE) and United Dominion Realty (NYSE).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who are beneficial owners of more than ten percent of a registered class of our outstanding common stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and Nasdaq. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on review of the copies of these reports furnished to us and the written representations that no other reports were required, during 2005 all Section 16(a) filing requirements applicable to our executive officers and directors were complied with except as noted below.

Peter K. Hansen failed to respond to the Company’s inquiries regarding his compliance with Section 16(a). Mr. Hansen did not file an amended Form 4 with respect to stock options whose exercise prices were modified by our Board of Directors in 2006.

Steven R. Vigliotti did not timely file his Form 3 in 2006 in connection with his initial hiring. He did not have any transactions to report; when the oversight was discovered, he filed his Form 3.

In addition, a Form 4 was not timely filed with regards to one transaction each by George O. Deehan and William J. Lynch for stock options granted in 2000, which were not identified by us as having been granted until we reviewed their stock option grants in 2005 in connection with the Company’s restatement related to such grants. This failure was inadvertent and, when the oversight was discovered, the transactions were subsequently reported.

In addition, Peter K. Hansen, George O. Deehan and William J. Lynch timely filed amended Form 4/A’s to reflect that options previously reported as having been granted in two transactions for Mr. Hansen and in one transaction each for Messrs. Deehan and Lynch had been determined by the Company’s Board of Directors to be void.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, including our principal executive officer and principal financial and accounting officer. The full text of our Code of Business Conduct and Ethics is available on our web site at www.nyfix.com under “About NYFIX, Corporate Governance, Code of Conduct.” We intend to disclose future amendments to certain provisions of our Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on this web site within five business days following the date of such amendment or waiver.

Audit Committee and Audit Committee Financial Expert

Our Audit Committee members are Mr. Jennings, its Chairman; Mr. Wajnert; and Mr. Gorman. Each of the members of our Audit Committee is “independent” of management as independence for audit committee members is defined by Nasdaq rules. Our Board of Directors has determined that Mr. Jennings is an “audit committee financial expert”, as that term is defined under Item 401(h) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Jennings’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Jennings any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 11.    Executive Compensation

The following table provides certain information, for the years ended December 31, 2005, 2004 and 2003, respectively, concerning compensation awarded to, earned by or paid to each person serving as our Chief Executive Officer during fiscal year 2005 and four most highly compensated executive officers other than our Chief Executive Officer whose salary and bonus exceeded $100,000 with respect to the year ended December 31, 2005 and who were serving as executive officers on December 31, 2005 (collectively the “Named Executive Officers”).

Compensation of Directors and Executive Officers

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year (1)	Annual Compensation			Long-Term Compensation			All Other Compensation ($)
		Salary ($)	Bonus ($)	Other Annual Compensation ($) (2)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)
Peter Hansen-CEO (3)	2005	410,077	0	6,639	0	0	0	0
	2004	414,628	0	7,126	0	10,000	0	0
	2003	380,000	0	6,547	0	0	0	0

Robert Gasser-CEO (4)	2005	430,581	50,000	0	0	0	0	0
	2004	435,385	0	0	0	10,000	0	0
	2003	399,462	100,000	0	0	0	0	0

Mark Hahn-CFO (5)	2005	315,000	0	6,300	0	0	0	0
	2004	326,538	0	6,150	0	10,000	0	0
	2003	297,981	0	6,000	0	75,000	0	0

Lars Kragh-CIO (6)	2005	269,113	0	8,593	0	0	0	0
	2004	272,115	0	9,044	0	10,000	0	0
	2003	244,632	0	8,247	0	0	0	0

Jay Shaffer -VP Finance & Admin. (7)	2005	333,188	0	6,300	0	75,000	0	0
	2004
	2003

Keith Jamaitis-President of NYFIX USA (8)	2005	307,558	0	6,300	0	0	0	0
	2004	308,654	30,000	6,150	0	10,000	0	0
	2003	217,004	0	6,000	0	0	0	0

(1)	As a result of our bi-weekly payroll process, there were 26 pay periods in both 2005 and 2003 as compared to 27 pay periods in 2004.
(2)	Includes our Employer 401(K) discretionary matching contribution (see Note 14 to the Consolidated Financial Statements) and car allowances to Mr. Hansen and Mr. Kragh.
(3)

Mr. Hansen stepped down as our President and Chief Executive Officer on November 17, 2005. On September 28, 2006, we gave notice of non-renewal of the Executive Employment Agreement between us and Mr. Hansen, as amended (the “Hansen Agreement”). As a consequence of such notice, the Hansen Agreement expired by its terms on December 31, 2006. Mr. Hansen continues to serve as one of our directors.

(4)

On November 17, 2005, our Board of Directors appointed Mr. Gasser as President and Chief Executive Officer. On September 4, 2006, Mr. Gasser resigned as our President and Chief Executive Officer. On September 4, 2006, our Board of Directors elected P. Howard Edelstein as our President and Chief Executive Officer, effective September 5, 2006.

-104-

(5)

Effective January 31, 2006, Mr. Hahn relinquished his title of Chief Financial Officer and Executive Officer by resignation and assumed the role of Senior Vice President - Finance, reporting to Steven R. Vigliotti, our Chief Financial Officer. Mr. Hahn left the Company as of September 30, 2006.

(6)	Mr. Kragh, one of our founders, left as of December 31, 2006, after 15 years of service to the Company.
(7)

Mr. Shaffer joined the Company as Executive Vice President of Finance and Administration as of January 1, 2005. Effective August 1, 2006, we executed Amendment No. 2 (the “Shaffer Amendment”) to the January 1, 2005 Executive Agreement between us and Mr. Shaffer. Under the Shaffer Amendment, Mr. Shaffer serves as Executive Vice President - Administration, reports to the Chief Financial Officer and no longer serves as an Executive Officer.

(8)	As of December 31, 2005, Mr. Jamaitis relinquished all responsibilities and positions he held as of that date as an officer or director of the Company and of any of its subsidiaries.

Option Grants

The following table sets forth information regarding stock options granted to the Named Executive Officers during the year ended December 31, 2005. These grants are also reflected on the Summary Compensation Table above.

Individual Grants					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation For Option Terms (1)
Name	Number of Securities Underlying Option/SARs Granted (#)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)
Peter Hansen	0	0	0	0	0	0
Robert Gasser	0	0	0	0	0	0
Mark Hahn	0	0	0	0	0	0
Lars Kragh	0	0	0	0	0	0
Jay Shaffer (2)	75,000	79%	$5.36	1/13/2015	$252,816	$640,684
Keith Jamaitis	0	0	0	0	0	0

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

(2)

Represents options to purchase shares of our common stock granted on January 14, 2005. Of the options granted 25,000 vested on January 14, 2006, 20,000 vested on January 14, 2007, and 15,000 will vest on each of January 14, 2008 and January 14, 2009.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The Named Executive Officers did not exercise any options in the fiscal year ended December 31, 2005. The following table sets forth the number of options held by the Named Executive Officers at December 31, 2005 and the value of such options.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#)		Value of Unexercised In-the-Money Options/SARs At Fiscal Year-end ($) (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter Hansen(2)	0	0	215,834	6,666	$34,000	0
Robert Gasser	0	0	340,834	106,666	$34,000	0
Mark Hahn	0	0	98,334	46,666	0	0
Lars Kragh	0	0	317,084	6,666	$518,135	0
Jay Shaffer	0	0	0	75,000	0	0
Keith Jamaitis	0	0	89,359	6,666	$26,463	0

(1)

Options are “in-the-money” if the market price of a share of our common stock on December 31, 2005 exceeded the exercise price of such options. The value of such options is calculated by determining the difference between the aggregate market price of our common stock underlying the options on December 31, 2005, and the aggregate exercise price of such options. The closing price of a share of our common stock on December 31, 2005, as reported in the over-the-counter market, was $4.26.

(2)	On June 28, 2005, our board of directors unanimously adopted the recommendation of management that options granted to Mr. Hansen for 1,225,625 shares of our common stock be considered void.

Long-Term Incentive Plan - Awards In Last Fiscal Year

We did not have a long term incentive plan during the year ended December 31, 2005.

Pension Plan

We did not have a pension plan during the year ended December 31, 2005.

Compensation of Directors

On July 28, 2005, our Board of Directors adopted a compensation plan for our non-management directors effective immediately. In addition to the current annual retainer of $25,000, we compensated non-management directors as follows:

•	Each Board meeting attended - $1,000
•	Each Board Committee meeting attended - $750
•	Lead Director - $25,000 annual retainer
•	Audit Committee Chair - $15,000 annual retainer
•	Compensation Committee Chair - $10,000 annual retainer
•	Corporate Governance and Nominating Committee Chair - $5,000 annual retainer
•	Deferred Cash Award with 1 year vesting that requires continuous Board service for that year - $55,000

In July 2005, Directors Wajnert, Lynch, Deehan and Jennings each received a Deferred Cash Award of $55,000 with a one-year vesting requirement.

Employment Agreements, Termination of Employment & Change-in-Control Arrangements

Mr. Hansen served as our President and Chief Executive Officer pursuant to an employment agreement, dated June 24, 1991, until November 17, 2005, when he relinquished his role as President and Chief Executive Officer. His employment agreement was for a term of five years effective as of January 1, 1991, and renewed automatically on January 1 of each year thereafter unless either party gave 90 days prior written notice of its intention to discontinue the automatic extension. Pursuant to the terms of the agreement, Mr. Hansen was paid a base salary plus such bonus or additional compensation as the Board of Directors or the Compensation Committee deemed appropriate. Effective July 1, 2005, the Compensation Committee of the Board of Directors set Mr. Hansen's base salary at $420,000. On September 28, 2006, the Company gave written notice to Mr. Hansen of its intention to discontinue the automatic extension of his employment agreement. Mr. Hansen’s employment agreement with the Company expired on December 31, 2006.

Mr. Gasser served as our President and Chief Executive Officer from November 17, 2005 until September 4, 2006. Mr. Gasser joined the Company in October 2001 as the Chief Executive Officer of NYFIX Millennium, our 80% owned subsidiary. Mr. Gasser’s employment was governed by an Executive Agreement dated September 21, 2001. This agreement was for a term of one year commencing October 5, 2001 and renewed automatically on October 5th of each year thereafter unless terminated in accordance with its terms or unless either party gave 60 days prior written notice of its intention to discontinue the automatic extension. Pursuant to the terms of the agreement, Mr. Gasser was paid a base salary plus a bonus of 2% of NYFIX Millennium's pre-tax earnings and such bonus or additional compensation as the board of directors or the Compensation Committee deemed appropriate. Effective July 1, 2005, the Compensation Committee of our Board of Directors set Mr. Gasser's base salary at $441,000 plus a bonus of 2% of NYFIX Millennium's pre-tax earnings.

On September 4, 2006, Mr. Gasser resigned as our President and Chief Executive Officer. On the same day, we entered into a separation and release agreement with Mr. Gasser (the “Gasser Separation Agreement”), which terminated the Executive Agreement between us and Mr. Gasser as of October 4, 2006, except as otherwise provided in the Gasser Separation Agreement. Under the Gasser Separation Agreement, we agreed to pay Mr. Gasser's salary and premiums for specified benefits through October 4, 2006. The parties agreed that no severance payment would be made to Mr. Gasser. All of Mr. Gasser's stock options that had not vested by October 4, 2006, lapsed without vesting.

P. Howard Edelstein was elected by the Board of Directors as our President and Chief Executive Officer on September 4, 2006, effective September 5, 2006. On September 4, 2006, we entered into an employment agreement with Mr. Edelstein (the “Edelstein Employment Agreement”) with a commencement date of September 5, 2006. Under the Edelstein Employment Agreement, Mr. Edelstein serves as President and Chief Executive Officer, with an annualized base salary of not less than $495,000. Mr. Edelstein is eligible for an annual incentive bonus commencing in 2007. The target annual bonus for each year shall be 100% of base salary; provided, however, that the annual bonus payable for 2007 shall not be less than 50% of base salary. In addition, Mr. Edelstein will be eligible for a bonus for the remainder of 2006, which shall be calculated at 50% of base salary and pro rated to reflect the number of days Mr. Edelstein is employed by us during the year. We will also provide Mr. Edelstein a one-time moving allowance equal to $150,000, payable, subject to Mr. Edelstein's continued employment, on or prior to our first regularly scheduled payroll date of the 2007 calendar year.

As soon as practicable after September 5, 2006, we have committed to grant Mr. Edelstein significant equity compensation in the form of either stock options or restricted stock. Any grants of equity compensation to Mr. Edelstein will be determined by our Compensation Committee or Board. If during the fiscal year ending December 31, 2007 Mr. Edelstein has not received such equity compensation, the guaranteed annual bonus during such period (as described above) shall be 100% of base salary.

Generally, upon any termination of Mr. Edelstein's employment, he will be entitled to accrued base salary through the date of such termination, payment of unpaid or unreimbursed expenses incurred in accordance with Company policy to the extent incurred prior to such termination, and any benefits provided under our employee benefit plans upon a termination of employment, in accordance with the terms therein. In addition, if Mr. Edelstein's employment is terminated by us without Cause or by Mr. Edelstein with Good Reason (both as defined in the Edelstein Employment Agreement), Mr. Edelstein shall be entitled to: any unpaid annual bonus in respect to any completed year prior to termination; a pro rata annual bonus, provided that applicable annual performance objectives are achieved for the fiscal year in which such termination occurs; continuation of base salary and health and life insurance benefits for the twelve month period immediately following such termination; an amount equal to the greater of two times the annual bonus for the immediately preceding fiscal year or 150% of base salary; and reimbursement for reasonable executive outplacement assistance expenses. If termination by us without Cause or by Mr. Edelstein with Good Reason occurs within the twelve month period following a Change of Control (as defined in the Edelstein Employment Agreement), vesting on all equity granted shall be accelerated.

Mr. Hahn joined the Company as our Chief Financial Officer in September 2002, pursuant to an employment agreement, dated August 16, 2002, which was followed by an employment agreement dated January 1, 2003. The January 2003 agreement was for a term of one year and renewed automatically on January 1st of each year unless sooner terminated in accordance with its terms. Pursuant to the terms of the agreement, Mr. Hahn was paid a base salary, plus such special bonuses or incentives as determined by us. Effective January 1, 2004, the Compensation Committee of our Board of Directors set Mr. Hahn's base salary at $315,000.

Mr. Hahn resigned as Chief Financial Officer effective January 31, 2006. In connection with his resignation, we and Mr. Hahn entered into an Executive Agreement (the “Hahn Agreement”), which had a term until June 30, 2006 and provided for an annualized base salary of $330,750, a bonus of $52,625 payable on January 31, 2006 and a bonus of $25,000, payable if certain conditions were met as set forth in the Hahn Agreement. Effective August 1, 2006, we and Mr. Hahn executed Amendment No. 1 to the Hahn Agreement, which extended the term of the Hahn Agreement from June 30, 2006 to August 1, 2006, or such later date, as mutually agreeable to us and Mr. Hahn, not later than September 30, 2006.  On December 1, 2006, we and Mr. Hahn entered into a Separation Agreement and General Release, which took effect as of September 30, 2006.

Mr. Vigliotti joined us as Chief Financial Officer effective January 31, 2006, under an Employment Agreement (the “Vigliotti Agreement”) that runs through December 31, 2007. Mr. Vigliotti’s annual base salary for 2006 was $400,000 and he had a target bonus for 2006 of $100,000, calculated on the basis of our success in achieving certain goals specified in our 2006 budget and varying between 50% and 200% of the target bonus. In subsequent years, Mr. Vigliotti’s target bonus will be no less than 25% of his annual base salary and will be based on individual and corporate goals agreed to by us and Mr. Vigliotti prior to, or within two months after the start, of each calendar year. We may terminate the Vigliotti Agreement prior to December 31, 2007 in limited circumstances specified in that agreement. After December 31, 2007, the Vigliotti Agreement extends on an annual basis for an additional year unless either party provides notice of non-renewal as specified in the agreement. Unless we terminate Mr. Vigliotti’s employment for Cause or Mr. Vigliotti terminates his employment Without Good Reason (both as defined in the Vigliotti Agreement), Mr. Vigliotti receives a severance equal to his base salary for the remainder of the term of the agreement, or one year, whichever is greater. If termination of Mr. Vigliotti’s employment occurs after a Change in Control (as defined in the Vigliotti Agreement), he receives a severance equal to either two times or three times his base salary and annualized target bonus, depending on whether he has been granted equity compensation awards that are at least 50% vested as of the termination of his employment, as further described in the Vigliotti Agreement.

Mr. Kragh served as our Chief Information Officer pursuant to an employment agreement, dated January 1, 2003. This agreement was for a term of one year and renewed automatically on January 1 of each year thereafter unless either party gives 90 days prior written notice of its intention to discontinue the automatic extension. Pursuant to the terms of the agreement, Mr. Kragh was paid a base salary plus such special bonuses or incentives as determined by us. Effective July 1, 2005, the Compensation Committee set Mr. Kragh's base salary at $275,625. On November 29, 2006, after 15 years of service to the Company, Mr. Kragh relinquished his role as Chief Information Officer and, after a transition period, left us as of December 31, 2006. Pursuant to the terms of Mr. Kragh’s employment agreement, the Company is paying Mr. Kragh an amount equal to his base salary during 2007.

Mr. Jamaitis served as President of NYFIX USA pursuant to an employment agreement, dated October 22, 1997. This agreement was for a term of one year and renewed automatically on November 10th of each year thereafter unless sooner terminated in accordance with its terms. Pursuant to the terms of his employment agreement, Mr. Jamaitis was paid a base salary, plus such special bonuses or incentives as determined by us. Effective July 1, 2005, the Compensation Committee set Mr. Jamaitis’ base salary at $315,000.

As of December 31, 2005, Mr. Jamaitis relinquished all responsibilities and positions he held as of that date as an officer or director of NYFIX and of any of its subsidiaries. On February 23, 2006, we executed a Severance Agreement and General Release with Mr. Jamaitis, effective February 17, 2006, pursuant to which we paid Mr. Jamaitis 32 weeks severance, and continued his medical and dental coverage for 32 weeks.

Mr. Shaffer served as our Executive Vice President - Finance & Administration pursuant to an employment agreement, dated January 1, 2005. This agreement was for a term of one year and renewed automatically on January 1 of each year thereafter unless sooner terminated in accordance with its terms. The agreement set Mr. Shaffer's annual base salary at $325,000. Effective July 1, 2005, the Compensation Committee set Mr. Shaffer’s base salary at $341,250. Effective February 23, 2006, we and Mr. Shaffer entered into the first amendment of his employment agreement (the “First Shaffer Amendment”), which had a term until June 30, 2006. We and Mr. Shaffer entered into a second amendment of his employment agreement (the “Second Shaffer Amendment”) effective August 1, 2006, which had a term until January 2, 2007, unless extended by mutual agreement to a date certain not to exceed six months. Effective August 1, 2006, Mr. Shaffer relinquished his role as Executive Vice President - Finance and Administration and Executive Officer and assumed the role of Executive Vice President - Administration.

We or Mr. Shaffer may terminate the Shaffer Agreement as set forth in the Second Shaffer Amendment. If we terminate Mr. Shaffer's employment without Cause or Mr. Shaffer terminates his employment with Good Reason (both as defined in the First Shaffer Amendment), Mr. Shaffer will receive as severance his base salary through the Expiration Date plus an amount equal to three months of his base salary. Mr. Shaffer will also receive continuation of medical and dental benefits paid by us for up to three months after termination, and in certain circumstances for a longer period of time, all as set forth in the Shaffer Amendment.

Repricing of Options/SARs

We did not reprice any options/SARs during the year ended December 31, 2005. Certain options were repriced in 2006 as reported by us in our Form 8-K/A filed October 4, 2006.

Compensation Committee Interlocks and Insider Participation

From January 1, 2005 until November 22, 2005, the Compensation Committee consisted of George O. Deehan, William C. Jennings, William J. Lynch and Thomas C. Wajnert. On November 22, 2005, the Board of Directors, on the recommendation of its Corporate Governance and Nominating Committee, appointed George O. Deehan, Lon Gorman and William J. Lynch as the members of the Compensation Committee. None of the members of the Compensation Committee is or formerly was an employee or officer of the Company. None of the executive officers of the Company served as a member of the

Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

Board Compensation Committee Report on Executive Compensation

The Compensation Committee determines the cash and other incentive compensation, if any, to be paid to our executive officers and key employees. Messrs. Deehan, Gorman and Lynch serve as members of the Compensation Committee. The Compensation Committee is responsible for the award and administration of stock options under our equity compensation plans. Messrs. Deehan, Gorman and Lynch are non-employee directors of ours as defined under Rule 16b-3 of the Exchange Act. Mr. Deehan serves as Chairman of the Compensation Committee. The Compensation Committee met three times and approved a resolution by unanimous consent once during the year ended December 31, 2005.

Compensation Philosophy

The Compensation Committee’s executive compensation philosophy is to base management’s pay, in part, on achievement of our annual and long-term performance goals, to provide competitive levels of compensation, to recognize individual initiative, achievement and length of service to us, and to assist us in attracting and retaining qualified management. The Compensation Committee also believes that the potential for equity ownership by management is beneficial in aligning management and stockholders’ interests in the enhancement of stockholder value. We have not established a policy with regard to Section 162(m) of the Internal Revenue Code of 1986, as amended.

Salaries

Base salaries for our executive officers are determined initially by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for management talent, including a comparison of base salaries for similar positions at other comparable companies. Base salary compensation of executive officers is reviewed annually by the Compensation Committee, and recommendations of the Compensation Committee in that regard are acted upon by the Board of Directors. Annual salary adjustments are determined by evaluating the competitive marketplace; our performance; the performance of the executive; the length of the executive’s service to the Company and any increased responsibilities assumed by the executive.

Stock Option and Other Plans

The Company awarded Mr. Shaffer options to purchase 75,000 shares of common stock in 2005. The exercise price for the options is $5.36 per share. It is the philosophy of the Compensation Committee that stock options should be awarded to employees to promote long-term interests between such employees and our stockholders through an equity interest in the Company and to assist in the retention of such employees. The Compensation Committee also considered the amount and terms of options previously granted to executive officers. The Compensation Committee believes the potential for equity ownership by management is beneficial in aligning management and stockholders’ interests in the enhancement of stockholder value. Participation in incentive plans is offered, pursuant to their terms, to provide incentive to executive officers to contribute to corporate growth and profitability.

Chief Executive Officer Compensation

Mr. Hansen was our President and Chief Executive Officer until November 17, 2005, with an annual base salary of $400,000. For the year ended December 31, 2005, Mr. Hansen received salary of approximately $410,416, no bonus or stock options, as compared to 2004 when he received salary of $416,580, no bonus and 10,000 stock options. In determining such compensation amounts for Mr. Hansen, the Compensation Committee considered the responsibilities performed by him as our President and CEO, his performance in managing and directing our operations, his strategic focus, his efforts in assisting us to improve our capital base and financial condition, an assessment of survey data relating the Company’s performance to that of other comparable companies, and the evaluation of the other factors described in “Salaries” above.

Mr. Hansen stepped down as President and Chief Executive Officer on November 17, 2005, and the Board of Directors appointed Mr. Gasser as President and Chief Executive Officer effective November 18, 2005. Mr. Gasser was awarded a bonus of $50,000 upon his appointment as President and Chief Executive Officer, but his compensation was not otherwise revised. In awarding the bonus, the Compensation Committee considered the responsibilities the he would perform as President and CEO, the challenges that lay ahead in managing and directing our operations and in assisting us to improve our capital base and financial condition, and the evaluation of the other factors described in “Salaries” above.

The Compensation Committee

George O. Deehan, Chairman

William J. Lynch

Stock Performance Graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2000 (and the reinvestment of dividends thereafter) in each of NYFIX common stock, the S&P 500 Index, and the Nasdaq Computer Index.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the common stock and Series B Preferred Stock of the Company as of December 31, 2006, which amount includes shares of common stock or Series B Preferred Stock which may be acquired by such persons within 60 days of December 31, 2006 by:

•

each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock or Series B Preferred Stock based solely upon the amounts and percentages as are contained in the public filings of such persons;

•	each of our Named Executive Officers and directors; and
•	all of our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Common Stock		Series B Voting Convertible Preferred Stock
	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Executive Officers
Robert Gasser C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	386,667 (2)	1.0%	0	0%
Mark Hahn C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	135,000 (3)	<1%	0	0%
Peter Hansen C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	2,073,705 (4)	5.8%	0	0%
Keith Jamaitis C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	59,655 (5)	<1%	0	0%
Lars Kragh C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	698,542 (6)	1.9%	0	0%
Jay Shaffer C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	45,000 (7)	<1%	0	0%
Directors
P. Howard Edelstein C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%
Cary Davis (8) 466 Lexington Ave New York, NY 10017	0	0%	0	0%
George Deehan C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	129,000 (9)	<1%	0	0%
Lon Gorman C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%

Name and Address of Beneficial Owner	Common Stock		Series B Voting Convertible Preferred Stock
	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class
William Janeway (10) 466 Lexington Ave New York, NY 10017	0	0%	0	0%
William Jennings C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	62,000 (11)	<1%	0	0%
William Lynch C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	124,000 (12)	<1%	0	0%
Richard Roberts C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%
Tom Wajnert C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	55,000 (13)	<1%	0	0%

All Directors and Executive Officers as a Group (16 Persons)	3,798,569 (14)	10.3%	0	0%

>5% Ownership
Warburg Pincus Private Equity IX, LP 466 Lexington Ave New York, NY 10017	17,250,000 (15)	32.7%	1,500,000	100%
Warburg Pincus IX, LLC 466 Lexington Ave New York, NY 10017	17,250,000 (16)	32.7%	1,500,000 (16)	100%
Warburg Pincus & Co. 466 Lexington Ave New York, NY 10017	17,250,000 (16)	32.7%	1,500,000 (16)	100%
Warburg Pincus LLC 466 Lexington Ave New York, NY 10017	17,250,000 (16)	32.7%	1,500,000 (16)	100%
Warburg Pincus Partners LLC 466 Lexington Ave New York, NY 10017	17,250,000 (16)	32.7%	1,500,000 (16)	100%
Joseph Landy C/O Warburg Pincus & Co. 466 Lexington Ave New York, NY 10017	17,250,000 (16)	32.7%	1,500,000 (16)	100%
Charles R. Kaye C/O Warburg Pincus & Co. 466 Lexington Ave New York, NY 10017	17,250,000 (16)	32.7%	1,500,000 (16)	100%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	4,854,339 (17)	13.7%	0	0%
Carl Warden C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	3,183,078 (18)	9.0%	0	0%

(1)	Based on 35,521,208 shares of our common stock issued and outstanding as of December 31, 2006.
(2)	Includes 331,667 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Gasser with the SEC on July 10, 2006.

(3)	Represents 135,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the most recent Form 4 filed by Mr. Hahn with the SEC on February 25, 2004.
(4)	Includes 219,167 shares of our common stock underlying options exercisable within 60 days based upon Company records.
(5)	Includes 36,775 shares of our common stock underlying options that Mr. Jamaitis has notified the Company of an intent to exercise.
(6)	Includes 320,417 shares of our common stock underlying options exercisable within 60 days based upon Company records and the most recent Form 4 filed by Mr. Kragh with the SEC on February 25, 2004.
(7)	Represents 45,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the most recent Form 4 filed by Mr. Shaffer with the SEC on January 18, 2005.
(8)

Mr. Davis, who became a director of NYFIX, Inc. on October 12, 2006, is a partner of WP (as defined below in Note 16), and a member and Managing Director of WP LLC (as defined below in Note 16). As such, Mr. Davis may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) in an indeterminate portion of the securities reported as beneficially owned by WP IX (as defined below in Note 16). Mr. Davis disclaims beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein. Mr. Davis does not directly own any shares of Series B Preferred or our common stock.

(9)	Includes 124,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Deehan with the SEC on July 10, 2006.
(10)

Mr. Janeway, who became a director of NYFIX, Inc. on October12, 2006, is a partner of WP (as defined below in Note 16), and a member and Vice Chairman of WP LLC (as defined below in Note 16). As such, Mr. Janeway may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 of the Exchange Act) in an indeterminate portion of the securities reported as beneficially owned by WP IX (as defined below in Note 16). Mr. Janeway disclaims beneficial ownership of such securities to the extent of any indirect pecuniary interest therein. Mr. Janeway does not directly own any shares of Series B Preferred or our common stock.

(11)	Includes 60,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Jennings with the SEC on July 10, 2006.
(12)	Represents 124,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Lynch with the SEC on July 10, 2006.
(13)	Includes 55,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Wajnert with the SEC on June 30, 2005.
(14)	Includes 1,486,025 shares of our common stock underlying options exercisable within 60 days.
(15)	Represents 1,500,000 shares of Series B Preferred convertible into 15,000,000 shares of our common stock and warrants for the purchase of 2,250,000 shares of our common stock.
(16)	Warburg Pincus Private Equity IX, L.P., a Delaware limited partnership (“WP IX”), is the direct record owner of 1,500,000 shares of Series B Preferred, which is convertible into 15,000,000 shares of our common stock and warrants for the purchase 2,250,000 of shares of our common stock. The sole general partner of WP IX is Warburg Pincus IX, LLC, a New York limited liability company (“WP IX LLC”); Warburg Pincus Partners, LLC, a New York limited liability company (“WPP LLC”), is the sole member of WP IX LLC; Warburg Pincus & Co., a New York general partnership (“WP”), is the managing member of WPP LLC; Warburg Pincus LLC, a New York limited liability company (“WP LLC”), manages WP IX; and Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC. By reason of the provisions of Rule 16a-1 of the Exchange Act, WP, WP LLC, WPP LLC, WP IX LLC, Mr. Kaye and Mr. Landy may be deemed to be the beneficial owners of any securities that may be deemed to be beneficially owned by WP IX. Each of WP, WP LLC, WPP LLC, WP IX LLC, Mr. Kaye and Mr. Landy disclaim beneficial ownership of all shares of the Series B Preferred beneficially owned by WP IX, except to the extent of any indirect pecuniary interest therein.

(17)	Based upon the Form 13G/A filed by Wellington Management Company LLP on February 14, 2007.
(18)

Based upon the Form 13D filed by Mr. Warden on December 15, 2005, includes (i) 100,000 shares of our common stock held by The Carl and Vicki Warden Family Foundation (the “Foundation”), of which Mr. Warden is the trustee, (ii) 551,626 shares of our common stock held in a multi-generational trust (the “Trust”) and (iii) 606,292 shares of our common stock for which Mr. Warden has a power of attorney (the “Power of Attorney Shares”) which enables him to vote and dispose of such shares. Mr. Warden disclaims beneficial ownership of the shares held by the Foundation and the Trust as well as the Power of Attorney Shares. Does not include an aggregate of 1,613,810 shares of our common stock held by certain adult family members of Mr. Warden and their children.

The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 of this report on Form 10-K and is incorporated by reference in this section.

Item 13.    Certain Relationships and Related Transactions

Certain Relationships

The initial partners and the new partners of NYFIX Millennium are or have been our clients, none representing 10% or more of revenues. The partners with us in NYFIX Millennium are: Deutsche Bank U.S. Financial Markets, ABN Amro Securities (formerly ING Barings), Lehman Brothers, Morgan Stanley Dean Witter Equity Investments Ltd., Alliance Capital Management (formerly Sanford C. Bernstein & Co.), Societe Generale Investment Corporation (formerly SG Cowen), UBS Warburg, Bank of America, Wachovia Securities (formerly First Union Securities) and LabMorgan Corporation (formerly two partners J.P. Morgan & Co. and Chase H&Q).

Richard Y. Roberts has served as a director since October 2005.  From 1996 until February 2006, Mr. Roberts was a partner with Thelen Reid & Priest LLP (“Thelen”).  In 2005 and 2006, we incurred approximately $322,000 and $227,000, respectively, in connection with legal services and related expenses provided by Thelen to the Company. During 2006, Mr. Roberts was a partner in Roberts & Associates. In 2006, we paid Richard Y. Roberts, Attorney-at-Law and Roberts & Associates collectively approximately $72,000 in connection with legal services and expenses that Mr. Roberts and Roberts & Associates provided to us.

Related Party Transactions

During 2003, we received payments of $148,000 and $297,000, respectively, from a former officer and our then Chief Executive Officer under notes related to previous exercise of options for our common stock.

During 2004, we had a note receivable of $70,000, plus accrued interest, from Mr. Castillo, a former Chief Financial Officer in connection with his exercise of options for our common stock, with an annual interest rate of 5.5%, and a maturity date of May 13, 2004. In addition, we had a note receivable of $300,000, plus accrued interest from the same former officer, with an annual interest rate of 5.5%, and a maturity date of July 2, 2004.

On July 27, 2004, we received notes from Mr. Castillo for $76,000 and $318,000 to replace the notes that matured on May 13, 2004 and July 2, 2004, respectively. Both new notes accrued interest annually at 4.0%, could be prepaid at any time without penalty, matured on July 27, 2006 and were collateralized by assets in a brokerage account of Mr. Castillo, which primarily consisted of shares of our common stock. At December 31, 2005 the balance of the notes, including interest was $371,000. Such notes were paid in full in July 2006.

Item 14.	Principal Accountant Fees and Services

Our current independent registered public accounting firm is Friedman LLP, who has served in this role since November 2005. Deloitte & Touche LLP was our former independent registered public accounting firm and audited our financial statements for the year ended December 31, 1999 through December 31, 2004.

The following table sets forth the aggregate fees billed by Friedman LLP and Deloitte & Touche LLP for audit services rendered in connection with the reports on fiscal 2005 and 2004 and for tax and other services rendered during fiscal years 2005 and 2004 on behalf of NYFIX and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

	Fiscal Year 2005	Fiscal Year 2004

Audit Fees:
Deloitte & Touche LLP	$20	$1,051
Friedman LLP	$1,727	$-

Audit-Related Fees:
Deloitte & Touche LLP	$18	$58
Friedman LLP	$47	$-

Tax Fees:
Deloitte & Touche LLP	$399	$285
Friedman LLP	$-	$-

All Other Fees:
Deloitte & Touche LLP	$143	$314
Friedman LLP	$-	$-

Total Fees	$2,354	$1,708

Audit Fees: Consists of fees for professional services rendered for the audits of NYFIX’s consolidated financial statements and review of the interim condensed consolidated financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as other services related to:

▪	the 2004 Restatement related to our 1993 through 2003 consolidated financial statements included in our annual report on Form 10-K for 2004;
▪	the 2005 Restatement related to our 1993 through 2004 consolidated financial statements included in our annual report on Form 10-K for 2005;
▪

the audit of management’s assessment of the effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the effectiveness of internal control over financial reporting, including approximately $240,000 and $420,000, related to fiscal years 2005 and 2004, respectively.

Audit-Related Fees: Consists of fees for assurance related services including accounting consultations in connection with acquisitions, divestitures and professional services concerning financial accounting and reporting standards, consents, and the audit of our employee benefit plan.

Tax Fees: Consists of fees for tax compliance/preparation including income tax consulting, planning, and research and development tax studies for our U.S. and foreign subsidiaries

All Other Fees: Consists of fees for all other services other than those reported above. This fee category includes other specialized consulting services and fees incurred related to the independent registered public accounting firm assisting with and or responding to SEC investigations, the Audit Committee and the Company’s internal review.

Audit Committee Pre-approval Policies and Procedures

The Audit Committee of our Board of Directors pre-approves on an annual basis the audit, audit-related, tax and other non-audit services to be rendered by our independent registered public accounting firm based on historical information and anticipated requirements for the following fiscal year. The Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services as well as the range of fee amounts corresponding to each such engagement. To the extent that our management believes that a new service or the expansion of a current service provided by our independent registered public accounting firm is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval, or to an Audit Committee member by delegation who reports any such review and approval to the Audit Committee at its next meeting, prior to our engagement of our independent registered public accounting firm to render such services.

The Audit Committee has determined the rendering of the non-audit services referenced above is compatible with maintaining the independent registered public accounting firm’s independence under applicable rules and regulations promulgated by the SEC and Nasdaq.

Audit-related fees, relating to our employee benefit plan, aggregating $18,000 and $15,000, were approved by the Audit Committee, rather than being waived pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X, during the years ended December 31, 2005 and 2004, respectively.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report on Form 10-K.
(1)	Financial Statements.
See Index to Consolidated Financial Statements on page F-1 of this report on Form 10-K.
(2)	Financial Statement Schedules.

None. Financial statement schedules are omitted because they are not required, inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits
3.1	Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference from Appendix B to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 000-21324).
3.2	Amended By-Laws of the Registrant. Incorporated herein by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).
4.1

Rights Agreement between Chase Mellon Shareholder Services, L.L.C. (now known as Mellon Investor Services) and the Registrant dated September 1, 1997. Incorporated herein by reference from Exhibit 2 to the Registrant’s registration statement on Form 8-A12B filed September 10, 1997 (File Number 001-12292).

4.2

First Amendment to Rights Agreement between Chase Mellon Shareholder Services, L.L.C. (now known as Mellon Investor Services) and the Registrant dated October 25, 1999. Incorporated herein by reference from Exhibit 3 to the Registrant’s registration statement on Form 8-A12B/A filed November 3, 1999 (File Number 001-12292).

4.3

Second Amendment to Rights Agreement between Mellon Investor Services, LLC (formerly known as Chase Mellon Shareholder Services, L.L.C.) and the Registrant dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2006 (File Number 000-21324).

10.1

Limited Liability Company Operating Agreement of NYFIX Millennium, L.L.C. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 (File Number 001-12292).

10.2	Purchase Agreement between the Registrant, NYFIX Overseas, Inc. and G.L. Trade S.A., dated August 25, 2006.*
10.3

Agreement and Plan of Merger among the Registrant, NYOlympus, Inc. and Javelin Technologies, Inc., dated as of March 12, 2002. Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2002 (“Javelin 8-K”) (File Number 001-12292).

10.4

Amendment No. 1 to Agreement and Plan of Merger among the Registrant, NYOlympus, Inc. and Javelin Technologies, Inc., dated as of March 20, 2002. Incorporated herein by reference from Exhibit 2.2 of Javelin 8-K (File Number 001-12292).

-120-

10.5

Amendment No. 2 to Agreement and Plan of Merger among the Registrant, NYOlympus, Inc. and Javelin Technologies, Inc., dated as of March 26, 2002. Incorporated herein by reference from Exhibit 2.3 of Javelin 8-K (File Number 001-12292).

10.6	Employment Agreement between Peter K. Hansen and the Registrant dated June 24, 1991.*
10.7

Amended and Restated 1991 Incentive Stock Option Plan of NYFIX, Inc. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File Number 001-12292).

10.8

Amendment No. 1 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”) (File Number 001-12292).

10.9	Amendment No. 2 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan. Incorporated herein by reference from Exhibit 10.5 to 2000 10-K (File Number 001-12292).
10.10	NYFIX, Inc. 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File Number 001-12292).
10.11

Amendment No. 1 to NYFIX, Inc. 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”) (File Number 000-21324).

10.12

Subordinated Loan Agreement for Equity Capital, dated October 30, 2001, between the Registrant and NYFIX Millennium, L.L.C. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Form 8-K filed February 14, 2002 (File Number 000-21324).

10.13

Purchase Agreement, dated as of October 2, 2002, between Edward Brandman, Daniel Ryan, Ken DeGiglio and the Registrant. Incorporated herein by reference from Exhibit 10.13 to 2002 10-K (File Number 000-21324).

10.14

Convertible Secured Promissory Note from RTT to the Registrant, dated as of October 2, 2002, in the principal amount of $1.5 million. Incorporated herein by reference from Exhibit 10.14 to 2002 10-K (File Number 000-21324).

10.15	Amended and Restated Limited Liability Company Operating Agreement of RTT. Incorporated herein by reference from Exhibit 10.15 to 2002 10-K (File Number 000-21324).
10.16	Employment Agreement between Lars Kragh and the Registrant dated January 1, 2003. Incorporated herein by reference from Exhibit 10.16 to 2002 10-K (File Number 000-21324).
10.17

Executive Agreement between Mark R. Hahn and the Registrant dated January 31, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 000-21324).

10.18	Employment Agreement between Robert C. Gasser and the Registrant dated September 21, 2001. Incorporated herein by reference from Exhibit 10.18 to 2002 10-K (File Number 000-21324).

-121-

10.19

Secured Promissory Note from RTT to the Registrant, dated as of March 12, 2003, in the principal amount of $1.0 million. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File Number 000-21324).

10.20

Form of Agreement and Plan of Merger between NYFIX, Inc., a New York Corporation, and NYFIX (Delaware) Inc. Incorporated herein by reference from Appendix A to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 000-21324).

10.21

Form of Option to Purchase Common Stock of EuroLink Network, Inc. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File Number 000-21324).

10.22

Purchase Agreement, dated as of September 26, 2003, by and between the Registrant and the sellers of RTT. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File Number 000-21324).

10.23

Employment Agreement between Brian Bellardo and the Registrant dated August 1, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.24

Business Continuity Services Master Agreement, dated October 15, 1997, between Comdisco, Inc. (Predecessor to Sungard) and Trinitech Systems, Inc. (Predecessor to NYFIX, Inc.). Incorporated herein by reference from Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (“2003 10-K”) (File Number 000-21324).

10.25

Advanced Recovery (AR) Schedule, dated February 15, 2000, to the Master Agreement dated October 15, 1997 between Comdisco, Inc. (Predecessor to Sungard) and NYFIX, Inc. listing additional equipment and extending the term of the agreement through February 15, 2005. Incorporated herein by reference from Exhibit 10.25 to the Registrant’s 2003 10-K (File Number 000-21324).

10.26

Addendum to Advanced Recovery (AR) Schedule, dated February 15, 2000, to the Master Agreement dated October 15, 1997 between Sungard Recovery Services LP and NYFIX Millennium, LLC, dated December 31, 2003, extending the term of the agreement through February 14, 2009 and changing the monthly Subscription Fees. Incorporated herein by reference from Exhibit 10.26 to the Registrant’s 2003 10-K (File Number 000-21324).

10.27

Amendment No. 1, dated November 4, 2004, to the Employment Agreement between Peter K. Hansen and the Registrant dated June 24, 1991. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Number 000-21324).

10.28

Employment Agreement between Steven R. Vigliotti and the Registrant dated January 31, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 000-21324).

10.29

Employment Agreement between Jay D. Shaffer and the Registrant dated January 1, 2005. Incorporated herein by reference from Exhibit 99.1 of Registrant’s Current Report on Form 8-K filed on January 6, 2005 (File Number 000-21324).

10.30

Purchase Agreement, dated December 30, 2004, by and between the Registrant and Whitebox Convertible Arbitrage Partners L.P. (“Whitebox”) incorporated herein by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 000-21324).

-122-

10.31

Convertible Promissory Note, dated December 30, 2004, by and between the Registrant and Whitebox incorporated herein by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 000-21324).

10.32

Registration Rights Agreement, dated December 30, 2004, by and between Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) (File Number 000-21324).

10.33

Agreement, dated March 30, 2005, by and between the Registrant and Whitebox extending the Election Period on the Convertible Promissory Note. Incorporated herein by reference from Exhibit 10.33 to the Registrant’s 2004 10-K (File Number 000-21324).

10.34

Agreement to Amend Convertible Promissory Note and Registration Rights Agreement and to Waive Breaches, dated June 24, 2005, by and between Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.34 to the Registrant’s 2004 10-K (File Number 000-21324).

10.35

Amendment No. 1 to January 1, 2005 Executive Agreement between Jay D. Shaffer and the Registrant, effective as of February 23, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 24, 2006 (File Number 000-21324).

10.36

Separation and General Release, dated as of February 17, 2006, by and between the Registrant and Keith R. Jamaitis. Incorporated herein by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 24, 2006 (File Number 000-21324).

10.37

Amendment No. 2 to January 1, 2005 Executive Agreement between Jay D. Shaffer and the Registrant, effective as of August 1, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.38

Securities Purchase Agreement, dated as of September 4, 2006, by and between Warburg Pincus Private Equity IX, L.P. and the Registrant. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.39

Employment Agreement between Howard Edelstein and the Registrant dated September 4, 2006. Incorporated herein by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.40

Separation and Release Agreement between Robert C. Gasser and the Registrant dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.41	Securities Purchase Agreement between Registrant and certain clients of an institutional investor, dated June 29, 2006.*
10.42	Registration Rights Agreement between Registrant, certain clients of an institutional investor and Rhone Group Advisors, LLC dated July 5, 2006.*
10.43	Separation Agreement and General Release between Mark R. Hahn and the Registrant dated December 1, 2006.*

-123-

10.44	Amended Bylaws of NYFIX, Inc. Incorporated herein by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).
10.45

Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Voting Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock of NYFIX, Inc. Incorporated herein by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.46

Warrant, dated October 12, 2006, issued by the Registrant to Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.47

Registration Rights Agreement, dated October 12, 2006, between the Registrant and Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.48

Indemnification Agreement, dated October 12, 2006, between the Registrant and Cary Davis. Incorporated herein by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.49

Indemnification Agreement, dated October 12, 2006, between the Registrant and William Janeway. Incorporated herein by reference from Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.50

Amendment No. 1, dated August 1, 2006, to Executive Agreement dated January 31, 2006 between Mark R. Hahn and the Registrant. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006 (File Number 000-21324).

10.51	Amended Bylaws of NYFIX, Inc. Incorporated herein by reference from Exhibit 3.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2006 (File Number 000-21324).
10.52

Amendment No. 2 to Rights Agreement between NYFIX, Inc. and Mellon Investor Services LLC dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2006 (File Number 000-21324).

10.53

Employment Agreement effective August 1, 2006 between NYFIX, Inc. and Mr. Brian Bellardo. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.54

Severance Agreement and General Release NYFIX, Inc. and Mr. Keith R. Jamaitis dated February 17, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 27, 2006 (File Number 000-21324).

10.55

Executive Agreement effective January 31, 2006 between NYFIX, Inc. and Mr. Mark R. Hahn. Incorporated herein by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 000-21324).

21.1	Subsidiaries of the Registrant
23.1	Consent of Friedman LLP
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

*Filed herewith

_____________________________________________________

(c)	Financial Statement Schedules

See Item 15(a) 2.

-124-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYFIX, INC.

March 5, 2007	By: /s/ P. Howard Edelstein

P. Howard Edelstein

Title:	President, Chief Executive Officer and Director

KNOW ALL MEN BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints P. Howard Edelstein and Steven R. Vigliotti, and each of them individually, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this Report together with all schedules and exhibits thereto, (ii) act on, sign and file with the Securities and Exchange Commission any and all exhibits to this Report and any and all exhibits and schedules thereto, (iii) act on, sign and file any and all such certificates, notices, communications, reports, instruments, agreements and other documents as may be necessary or appropriate in connection therewith and (iv) take any and all such actions which may be necessary or appropriate in connection therewith, granting unto such agents, proxies and attorneys-in-fact, and each of them individually, full power and authority to do and perform each and every act and thing necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, and hereby approving, ratifying and confirming all that such agents, proxies and attorneys-in-fact, any of them or any of his, her or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ P. Howard Edelstein P. Howard Edelstein	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2007

/s/ Steven R. Vigliotti Steven R. Vigliotti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 5, 2007

/s/ Cary J. Davis Cary J. Davis	Director	March 5, 2007

/s/ George O. Deehan George O. Deehan	Director	March 5, 2007

-125-

/s/ Lon Gorman Lon Gorman	Chairman of the Board of Directors	March 5, 2007

Peter Kilbinger Hansen	Director

/s/ William H. Janeway William H. Janeway	Director	March 5, 2007

/s/ William C. Jennings William C. Jennings	Director	March 5, 2007

/s/ William J. Lynch William J. Lynch	Director	March 5, 2007

/s/ Richard Y. Roberts Richard Y. Roberts	Director	March 5, 2007

/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	March 5, 2007

-126-

EXHIBIT INDEX

10.2	Purchase Agreement between the Registrant, NYFIX Overseas, Inc. and G.L. Trade S.A., dated August 25, 2006.
10.6	Employment Agreement between Peter K. Hansen and the Registrant, dated June 24, 1991.
10.41	Securities Purchase Agreement between Registrant and certain clients of an institutional investor, dated June 29, 2006.
10.42	Registration Rights Agreement between Registrant, certain clients of an institutional investor and Rhone Group Advisors, LLC dated July 5, 2006.
10.43	Separation Agreement and General Release between Mark R. Hahn and the Registrant dated December 1, 2006.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Friedman LLP.
24	Power of Attorney (see signature page).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) and Rule 15d-14(b) of the Exchange Act and 18 U.S.C. 1350.

-127-

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2004 (As Restated)	F-3

Consolidated Statements of Operations for the Years Ended

December 31, 2005, 2004 (As Restated) and 2003 (As Restated)	F-4

Consolidated Statements of Stockholders’ Equity and Comprehensive

Loss for the Years Ended December 31, 2005, 2004 (As

Restated) and 2003 (As Restated)	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,

2005, 2004 (As Restated) and 2003 (As Restated)	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of NYFIX, Inc.:

We have audited the accompanying consolidated balance sheets of NYFIX, Inc. and subsidiaries, as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYFIX, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NYFIX, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Friedman LLP

East Hanover, New Jersey

March 1, 2007

NYFIX, Inc. and Subsidiaries
Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2005	2004
		(As Restated - See Note 2)
Assets
Current assets:
Cash and cash equivalents	$21,066	$24,764
Short-term investments	500	1,175
Accounts receivable, less allowances of $1,413 and $2,107, respectively	15,368	13,125
Clearing broker assets	456,575	138,906
Prepaid expenses and other current assets	4,692	4,710

Total current assets	498,201	182,680
Property and equipment, net	14,124	16,649
Product enhancement costs, net	9,251	9,175
Goodwill	58,234	58,275
Acquired intangible assets, net	4,202	6,455
Other assets, net	1,771	1,729

Total assets	$585,783	$274,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$15,740	$18,214
Clearing broker liabilities	456,825	138,436
Current portion of capital lease obligations	690	510
Current portion of long-term debt	259	714
Current portion of other long-term liabilities	1,174	1,017
Deferred revenue	4,456	4,011

Total current liabilities	479,144	162,902
Long-term portion of capital lease obligations	956	896
Long-term debt	7,673	7,936
Other long-term liabilities	3,062	2,457

Total liabilities	490,835	174,191

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized; 33,784,293 shares and 33,752,860 shares issued, respectively	34	34
Additional paid-in capital	238,464	238,134
Accumulated deficit	(125,883)	(118,186)
Treasury stock, 1,188,290 and 1,327,230 shares, respectively, at cost	(17,004)	(18,992)
Notes receivable issued for common stock	(70)	(67)
Accumulated other comprehensive loss	(593)	(151)

Total stockholders’ equity	94,948	100,772

Total liabilities and stockholders’ equity	$585,783	$274,963

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
		(As Restated - See Note 2)
Revenue:
Subscription and maintenance	$62,370	$51,974	$44,516
Product sales and services	9,025	8,015	8,785
Transaction	26,222	14,827	12,877

Total revenue	97,617	74,816	66,178

Cost of revenue:
Subscription and maintenance	31,777	27,278	23,253
Product sales and services	5,304	4,675	3,988
Transaction	15,949	10,162	8,332

Total cost of revenue	53,030	42,115	35,573

Gross profit	44,587	32,701	30,605

Operating expense:
Selling, general and administrative	45,035	40,021	41,446
Restatement and SEC investigation expenses	3,069	1,260	145
Depreciation and amortization	2,061	2,304	2,684
Restructuring charge	-	2,527	-
Loss from equity affiliate	-	-	2,153

Loss from operations	(5,578)	(13,411)	(15,823)

Interest expense	(728)	(801)	(187)
Investment income	267	141	612
Other (expense) income, net	(189)	(99)	74

Loss before income tax provision	(6,228)	(14,170)	(15,324)
Income tax provision	189	189	47

Net loss	$(6,417)	$(14,359)	$(15,371)

Basic and diluted loss per common share	$(0.20)	$(0.45)	$(0.50)

Basic and diluted weighted average common shares outstanding	32,509	32,201	31,022

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share amounts)

	Common stock issued
	Shares	Par value	Additional paid-in capital	Accumulated deficit	Treasury stock	Notes receivable issued for common stock	Accumulated other comprehensive loss	Total stockholders’ equity
Balance December 31, 2002, as previously reported	32,420,558	$32	$194,538	$(38,156)	$(19,100)	$(597)	$107	$136,824
Adjustments to opening stockholders' equity
(see Note 2)	-	-	32,824	(49,979)	-	-	-	(17,155)

Balance December 31, 2002 (as restated, see Note 2)	32,420,558	32	227,362	(88,135)	(19,100)	(597)	107	119,669
Comprehensive loss:
Net loss (as restated, see Note 2)	-	-	-	(15,371)	-	-	-	(15,371)
Foreign currency translation adjustment							(13)	(13)
Reversal of net unrealized gain on
available-for-sale securities	-	-	-	-	-	-	(107)	(107)

Total comprehensive loss								(15,491)

Exercise of stock options	279,978	-	838	-	-	-	-	838
Issuance of common stock	521,939	1	3,030	-	-	-	-	3,031
Stock-based compensation expense (as restated, see Note 2)	-	-	3,745	-	-	-	-	3,745
Repayment of notes issued for purchase of common stock	-	-	-	-	-	445	-	445
Interest paid on notes for common stock,
net of accruals	-	-	-	-	-	78	-	78
Acquisition of common stock (60,000 shares)	-	-	-	-	(380)	-	-	(380)

Balance December 31, 2003 (as restated, see Note 2)	33,222,475	33	234,975	(103,506)	(19,480)	(74)	(13)	111,935
Comprehensive loss:
Net loss (as restated, see Note 2)	-	-	-	(14,359)	-	-	-	(14,359)
Foreign currency translation adjustment	-	-	-	-	-	-	(138)	(138)

Total comprehensive loss								(14,497)

Exercise of stock options	103,211	-	396	-	-	-	-	396
Issuance of common stock and common stock from treasury (34,070 shares)	427,174	1	2,174	(321)	488	-	-	2,342
Stock-based compensation expense (as restated, see Note 2)	-	-	589	-	-	-	-	589
Repayment of notes issued for purchase of common stock	-	-	-	-	-	10	-	10
Interest accrued on notes for common stock,
net of payments	-	-	-	-	-	(3)	-	(3)

Balance December 31, 2004 (as restated, see Note 2)	33,752,860	34	238,134	(118,186)	(18,992)	(67)	(151)	100,772
Comprehensive loss:
Net loss	-	-	-	(6,417)	-	-	-	(6,417)
Foreign currency translation adjustment	-	-	-	-	-	-	(442)	(442)

Total comprehensive loss								(6,859)

Exercise of stock options	31,433	-	125	-	-	-	-	125
Issuance of common stock from treasury
(138,940 shares)	-	-	-	(1,280)	1,988	-	-	708
Stock-based compensation expense	-	-	205	-	-	-	-	205
Interest accrued on notes for common stock,
net of payments	-	-	-	-	-	(3)	-	(3)

Balance December 31, 2005	33,784,293	$34	$238,464	$(125,883)	$(17,004)	$(70)	$(593)	$94,948

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
		(As Restated - See Note 2)
Cash flows from operating activities:
Net loss	$(6,417)	$(14,359)	$(15,371)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	14,046	14,165	12,983
Restructuring charge	-	2,527	-
Stock-based compensation expense	205	589	3,745
Amortization of debt discounts and premiums	43	93	41
Deferred income taxes	148	148	37
Provision for doubtful accounts	481	763	2,831
Loss on debt extinguishment	255	-	-
Equity in loss of unconsolidated affiliates	-	-	2,153
Loss (gain) on sale of investments	-	-	(236)
Other, net	2	200	28
Changes in assets and liabilities (net of business
acquisitions):
Accounts receivable	(3,090)	(3,168)	3,541
Prepaid expenses and other assets	(435)	(601)	2,515
Clearing broker assets	(317,669)	(136,606)	(2,300)
Deferred revenue	538	462	164
Accounts payable, accrued expenses and other	(1,925)	5,952	2,029
liabilities
Clearing broker liabilities	318,389	136,736	1,700

Net cash provided by operating activities	4,571	6,901	13,860

Cash flows from investing activities:
Net sales of short-term investments	675	1,275	8,512
Capital expenditures for property and equipment	(3,654)	(6,658)	(5,297)
Capitalization of product enhancement costs	(4,596)	(6,480)	(5,357)
Tax benefit attributable to goodwill	41	41	10
Proceeds from sale of equipment	-	-	2
Cash acquired from acquisitions, net of payments / (payments	-	1,226	(146)
for acquisitions, net of cash acquired)
Loans and advances to unconsolidated affiliates,	-	-	(2,486)
net of repayments

Net cash used in investing activities	(7,534)	(10,596)	(4,762)

Cash flows from financing activities:
Proceeds from long-term debt	-	7,500	-
Financing costs	-	(283)	-
Repayment of long-term debt	(53)	-	-
Principal payments under capital lease obligations	(649)	(573)	(1,084)
Repayment of notes issued for purchase of common stock	-	10	445
Net proceeds from issuance of common stock	125	396	838
Other, net	280	389	-

Net cash (used in) provided by financing activities	(297)	7,439	199
Effect of exchange rate changes on cash	(438)	(384)	31

Net (decrease) increase in cash and cash equivalents	(3,698)	3,360	9,328
Cash and cash equivalents, beginning of year	24,764	21,404	12,076

Cash and cash equivalents, end of year	$21,066	$24,764	$21,404

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of Operations

NYFIX, Inc. (together with its subsidiaries, “NYFIX” or the “Company”) provides trading workstations, middle office trade automation technologies and trade messaging services to domestic and international market participants. In addition, NYFIX’s registered broker-dealer subsidiaries also provide automated trade execution services to institutional counterparties and operate a matched-book stock borrow/stock loan business.

The Company has its headquarters and principal office located on Wall Street in New York City and has other offices in London’s Financial District, San Francisco and Stamford, CT. The Company operates redundant data centers in the northeastern United States and data center hubs in London, Amsterdam, Hong Kong and Tokyo.

NYFIX was founded in 1991 and is incorporated in Delaware. The Company’s common stock is publicly traded (Pink Sheets: NYFX).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries and any other subsidiaries which it effectively controls. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in unconsolidated affiliates, where the Company may exercise significant influence over operating and financial policies, have been accounted for using the equity method. In accordance with Emerging Issues Task Force (“EITF”) No. 99-10, Percentage Used to Determine the Amount of Equity Method Losses, the Company records losses in excess of its ownership interest under the equity method in instances where the Company has outstanding loans and advances and the equity attributable to other shareholders has been reduced to zero.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expense during the reporting periods. Actual results could differ materially from those estimates.

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation. These reclassifications consisted of Treasury bills with original maturities of three months or less being reclassified as cash and cash equivalents, instead of short-term investments, and certain receivables and payables associated with the Company’s broker-dealer operations being reclassified as clearing broker assets and clearing broker liabilities. Additionally, certain employment costs for 2004 and 2003 have been reclassified from selling, general and administrative expenses to cost of revenue – product sales and services.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, and collectibility is reasonably assured. The Company recognizes revenue from software arrangements in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended, under which revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectibility is reasonably assured and the arrangement does not require significant customization or modification of the software.

The Company’s revenue is comprised of: subscription and maintenance, product sales and services and transaction revenue, as follows:

Subscription and maintenance consists of contracts that provide for the use of the Company’s systems and its messaging channels, together with managed services, with a term of generally one to three years. Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract. Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis. The Company includes within its subscription and maintenance revenue charges for connectivity to the NYFIX trading community (the “NYFIX Marketplace”). These include the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the customer and when other contractual obligations, including installation if applicable, have been satisfied and collection of the resulting receivable is reasonably assured.

Transaction revenue primarily consists of per-share commissions charged to clients who send and receive a match and execution in the Company’s Alternative Trading System (“ATS”) and clients to whom the Company provides execution and smart order routing technology, gateways to access markets and algorithmic trading ability in: (i) their own name, (ii) a third party name, or (iii) the Company’s name. Revenue for these services is generally invoiced monthly in arrears or is obtained through the clearing process within three days of the trade date and is recognized on a trade date basis, in the period in which it is earned.

Amounts invoiced in advance of the service being performed are deferred until earned and are included in deferred revenue. Shipping, handling and installation charges, if any, are generally invoiced to a client and are included in revenue upon completion of the installation.

Cost and Expense

Cost of revenue includes:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX Marketplace.
•

Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

recognized as either a cost of subscription and maintenance or cost of transaction revenue, as appropriate.

•	Amortization expense of acquired intangible assets and capitalized product enhancement costs relating to the applicable revenue category.
•	Developer and quality assurance personnel labor for client and product support of software products.
•

The cost of leased subscription and service bureau equipment which is depreciated over the estimated useful life of the equipment. When inventory is leased on a subscription basis, the cost of the inventory is relieved and transferred to property and equipment. The depreciation expense related to this equipment is included in cost of subscription and maintenance revenue.

•	Execution and clearing costs to access various markets and exchanges and to process and settle transactions.

Inventory consists of parts, finished goods and materials and is stated at the lower of cost, determined on a weighted average cost basis, or market and is included in prepaid expenses and other current assets. Inbound freight charges are included in inventory. When the inventory is sold, the cost of inventory, including the inbound freight charges, is relieved and charged to cost of revenue.

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are calculated using management’s best estimate of inventory value based on the age of the inventory, quantities on hand compared with historical and projected usage and current and anticipated demand.

The Company expenses advertising costs, primarily consisting of trade show promotions, as incurred. Advertising expense, which is included in selling, general and administrative expense, was $1.1 million, $1.0 million and $0.8 million, for the years 2005, 2004 and 2003, respectively.

Operating Leases

Minimum rental expenses are recognized over the term of the lease. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. The Company recognizes tenant allowances as an asset until reimbursement is received from the landlord and as a deferred lease credit. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of auction rate certificates with original maturities of less than twelve months. Such investments are stated at fair value, which approximates cost, as determined by the most recently traded price of each security at the balance sheet date. The Company’s short-term investments are classified as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments aggregating $0.4 million and $0.4 million were pledged as security against certain obligations of the Company at December 31, 2005 and 2004, respectively.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, if any, reported as

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

other comprehensive income (loss), which is a separate component of stockholders’ equity. Sales of securities are recorded by the specific identification method.

Accounts Receivable

Accounts receivable are stated at net realizable value by recording allowances for those amounts that the Company believes are uncollectible due to the inability of clients to make required payments or because of billing adjustments. These allowances are estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. As of December 31, 2005 and 2004, no single client accounted for more than 10% of accounts receivable.

Securities Lending Activities

Included in clearing broker assets and clearing broker liabilities are securities borrowed and securities loaned. Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. The net effect of interest earned on cash provided to counterparties as collateral for stock borrowed and interest expense incurred on cash received as collateral for securities loaned is included in transaction revenue. The Company monitors the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term. In situations where the Company determines that the useful life of a long-lived asset should be revised, the Company depreciates the net book value in excess of the estimated residual value over its revised remaining useful life.

Product Enhancement Costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter, product enhancement costs, consisting primarily of payroll and related costs, purchased materials and services and software to be used within the Company’s products that significantly enhance the marketability or significantly extend the life of the products are capitalized and amortized to cost of revenue on a straight-line basis over three years, beginning when the products are offered for sale or the enhancements are integrated into the products. Product enhancement costs are long-lived assets and are included in other assets. Management is required to use its judgment in determining whether product enhancement costs meet the criteria for immediate expense or capitalization, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

Research and development costs, which is included in selling, general and administrative expense, consisting primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $0.2 million, $1.0 million, and $1.4 million for the years 2005, 2004 and 2003, respectively.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Acquisitions

The Company accounts for business acquisitions under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. The total cost of acquisitions is allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill. Determining the fair value of assets acquired and liabilities assumed requires judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash inflows and outflows, discount rates, asset lives and market multiples, among other items.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company performs an impairment review of goodwill on an annual basis or more frequently if circumstances change.

The impairment review involves a two-step process as follows:

•

Step 1—The Company compares the fair value of its reporting units to the carrying value, including goodwill, of each of these units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment expense is necessary.

•

Step 2—If the Company determines in Step 1 that the carrying value of a reporting unit exceeds the fair value, the Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This results in an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.

Intangible Assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives for the Company’s identifiable intangible assets is five to fourteen years.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a discounted cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized. The provision for income taxes is comprised of the current tax liability, the net change in deferred tax assets and liabilities and the tax benefit applied to reduce goodwill.

Treasury Stock

Shares of common stock repurchased are recorded at cost as treasury stock. When shares are reissued, the weighted average cost method is used for determining cost. In accordance with Accounting Principles Board (“APB”) Opinion No. 6, Status of Accounting Research Bulletins (as amended), the excess of the acquisition cost over the reissuance price of treasury stock, if any, is charged to additional paid-in capital, limited to the amount previously credited to additional paid-in capital, if any. Any excess is charged to accumulated deficit.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are included in other non-current assets and are amortized over the term of the related agreements. Modifications to existing debt arrangements, including changes to conversion options, resulting in a greater than 10% change in the net present value of future cash flows are accounted for as debt extinguishments pursuant to EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Accordingly, the Company expenses previously unamortized debt issuance costs when modifications of existing debt arrangements are considered to result in a debt extinguishment.

Foreign Currency Translation

Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations. Transaction gains and (losses) included in selling, general and administrative expense were $97,000, $(235,000) and $(97,000) in 2005, 2004 and 2003, respectively.

Comprehensive Income (Loss)

The Company reflects other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock-Based Compensation

The Company has elected to account for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB Opinion No. 25, (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations with the pro-forma disclosures permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-based Compensation – Transition and Disclosure (“SFAS 148”).

Under APB 25, compensation cost for stock-based compensation is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award.

For fixed awards, compensation expense is measured based on the amount by which the quoted market price of the Company’s stock on the measurement dates exceeds the exercise price of the option granted, commonly referred to as the intrinsic value. The measurement date is the first date on which both the number of shares and the exercise price are known. No compensation expense is recognized if the exercise price is equal to or greater than the quoted market price of the Company’s stock on the measurement date. Compensation expense, if any, is recognized for these awards ratably over the vesting period(s) using the straight-line method, beginning on the measurement date. The amount of expense recorded is always equal to or greater than the percentage of underlying awards exercisable at any given time.

If the number of shares or exercise price is not fixed upon the date of grant, the award is accounted for as a variable award until the number of shares and the exercise price become fixed or until the award is exercised, canceled or expires unexercised. For variable awards, the Company remeasures the intrinsic value of the options at the end of each reporting period or until the options are exercised, cancelled or expire unexercised. Under variable accounting, compensation expense in any given period is calculated as the difference between the cumulative earned compensation at the end of the period, less the cumulative earned compensation at the beginning of the period. Compensation earned for variable awards is calculated under an accelerated vesting method in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, An Interpretation of APB Opinions No. 15 and 25.

If the number of shares, exercise price or other terms are modified, additional compensation expense may be necessary. The Company accounts for modifications to stock options under APB No. 25, as subsequently interpreted by FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25 (“FIN 44”). Modifications include, but are not limited to:

a)	acceleration of vesting,
b)	extension of the life (exercise period) during employment and extensions beyond 90 days following termination of employment,
c)	changes to the number of shares, and
d)	changes to the exercise price.

For items a) and b) above, compensation expense is determined based on the intrinsic value on the date of the modification. For items c) and d) above, compensation expense is determined using variable accounting, which remeasures the value each period until exercised, cancelled or expired.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Awards exercised for non-recourse notes are accounted for under the provisions of EITF No. 95-16, Accounting for Stock Compensation Arrangements with Employer Loan Features Under APB Opinion No. 25. If interest payments on these notes are non-recourse, such amounts are considered part of the exercise price and, if the terms of the notes allow for pre-payment, the exercise price is not considered fixed. As a result, the award is converted to a variable award on the date of exercise, with a final measurement date reached upon payment of the note and accrued interest with cash or replacement of the non-recourse note with a recourse note.

Stock options exchanged in a business combination are accounted for using the purchase method at fair value on the date of acquisition using the Black-Scholes option pricing model, in accordance with FIN 44. The fair value of assumed options is included as a component of the purchase price.

With respect to certain awards, the Company has been confronted with various situations under which the required factual documentation necessary to determine measurement criteria was either inconsistent, incomplete or could not be located and other situations relating to the validity and/or authorization of the grant. In these situations, the Company’s treatment is consistent with the SEC Staff guidance to industry dated September 19, 2006.

For instances where there are issues as to validity and/or authorization of grants, the Company has accounted for such awards as fixed options using as the measurement date the date that the Company has determined to be the date on which the terms and recipients were established with finality.

For instances where the Company has difficulty locating documentation to determine precisely the first date on which both the number of shares and exercise prices were known, the Company has determined measurement dates based upon the documentation available as to when the grants were first included in the Company’s books and records or using assumptions based on the historical documentation on other grants with similar characteristics. These determinations have required significant judgments by current management.

Pro Forma Net Loss and Loss per Share

The following table illustrates the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, as required by SFAS 148. The Company has estimated fair value using the Black-Scholes option pricing model. For further information on the assumptions used and the resulting amounts, see Note 15.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2005	2004	2003
		As Restated
	(in thousands, except per share amounts)

Net loss	$(6,417)	$(14,359)	$(15,371)
Add: Stock-based compensation expense included in net
loss, zero tax effect	205	589	3,745
Deduct: Stock-based compensation expense determined under the fair
value method, zero tax effect	(2,339)	(4,162)	(9,720)

Pro forma net loss	$(8,551)	$(17,932)	$(21,346)

Basic and diluted loss per common share:
As reported, as restated	$(0.20)	$(0.45)	$(0.50)

Pro forma	$(0.26)	$(0.56)	$(0.69)

In 2005, the SEC issued phased-in implementation guidance for SFAS No. 123(R), Share-Based Payments (“SFAS 123(R)”). SFAS 123(R) is a revision of SFAS 123 and supersedes APB 25 and its related implementation guidance. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. In accordance with that guidance, the Company will adopt SFAS 123(R) in 2006. The Company expects the impact of adopting SAB 107 (defined below) and SFAS 123(R) to have a material impact on its consolidated financial statements.

In March 2005, the SEC issued SAB No. 107, Share-Based Payment (“SAB 107”). SAB 107 expresses the SEC Staff’s views regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R) and the modification of employee share options prior to adoption of SFAS 123(R).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 157 on January 1, 2008 and anticipates that the adoption will not materially impact its consolidated financial position or results of operations.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007 and anticipates that the adoption will not materially impact its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. SFAS 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS 133, and amends SFAS 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company will adopt SFAS 155 on January 1, 2007 and anticipates that the adoption will not materially impact its consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application, as defined, to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.	Restatement of Consolidated Financial Statements

The Company has restated its consolidated financial statements for prior periods and related financial statement disclosures to reflect adjustments necessary to correct accounting errors (the “2005 Restatement”). The 2005 Restatement corrects errors in previously reported consolidated financial statements for years 1993 through 2004 and an interim period in 2005. Previously, in its annual report on Form 10-K for the year ended December 31, 2004 (filed in June 2005), the Company corrected errors in its previously reported consolidated financial statements for fiscal years 1993 through 2003 and interim periods in 2004 (the “2004 Restatement”). The Company has concluded that the 2004 Restatement was incomplete and incorrect, and believes that the 2005 Restatement addresses those defects.

The 2005 Restatement reflects the accounting conclusions of current management following its extensive internal review of the Company’s historical stock-based compensation awards as well as its overall accounting review. The Company’s consolidated financial statements for the years ended December 31, 2004 and 2003 have been re-audited by its independent registered public accounting firm

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

engaged in November 2005. The Company’s internal review was overseen by the Audit Committee of the Company’s Board of Directors and a special Subcommittee of the Audit Committee formed in connection with a restructuring of the Board and of management that commenced in September 2005.

In September 2005, the Board appointed two new outside directors to the Board, Richard Roberts and Lon Gorman. At its next regular meeting, in November 2005, the Board revised the membership of its committees. Following that action, William Jennings remained Chairman of the Audit Committee, Thomas Wajnert remained on the Audit Committee, and Mr. Gorman joined the Audit Committee; George Deehan (Chairman), William Lynch and Mr. Gorman constituted the Compensation Committee; and Mr. Lynch (Chairman), Mr. Deehan and Mr. Jennings constituted the Corporate Governance and Nominating Committee. At that time, the Audit Committee appointed Messrs. Wajnert and Gorman to the Subcommittee of the Audit Committee (“Subcommittee”) authorized to undertake, or cause to be undertaken, such analyses, investigations, reports and other actions relating to investigations by the U.S. Securities and Exchange Commission (“SEC”) as the Subcommittee deemed to be appropriate. In November 2005, Mr. Wajnert was appointed non-executive Lead Director to coordinate the activities of the independent directors and consult with the then executive Chairman; additionally, the Board also commenced making significant changes in management. It appointed Robert Gasser as Chief Executive Officer (“CEO”), replacing Company founder Peter Hansen. Mr. Hansen resigned as CEO in November 2005, stepped down as Chairman of the Board in September 2006 and remains a director of the Company. Also in November 2005, the Audit Committee engaged Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm, replacing Deloitte & Touche LLP (“Deloitte”), which had resigned. In January 2006, the Board appointed Steven Vigliotti as Chief Financial Officer (“CFO”), replacing Mark Hahn.

In June 2006, the Board increased the exercise prices of certain grants still outstanding to certain directors and officers (including Messrs. Hansen, Lynch, Deehan, Jennings, Brian Bellardo, the Company’s General Counsel and Secretary, and Mr. Hahn, a former CFO and for a period of time Secretary) where the Company concluded that a higher exercise price was more appropriate. The Company did not adjust grants to rank and file employees.

The 2005 Restatement corrected accounting errors relating to:

•	stock-based compensation:
o	due to post-grant modifications of options, including extensions, accelerations, repricings and increases in shares;
o	due to exercises of options and warrants using non-recourse notes; and
o	due to incorrect determinations of measurement dates and resulting determinations of intrinsic values of stock option awards;
•	acquisitions and investments:
o	due to incorrect application of the equity method of accounting;
o	due to incorrect use of the equity method of accounting for losses of a subsidiary over which the Company had effective control; and
o	due to incorrect determination of purchase price, goodwill and other intangible assets;
•	revenue recognition;
•	income taxes; and
•	treasury stock issuances.

These errors are described in more detail below. The following table sets forth the effects of these errors for the years indicated on the previously reported results of operations (both pre-tax and post-tax). The impact on the results previously reported for the three months ended March 31, 2005 is reflected in Note 19.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	(Decrease) Increase in Reported Results (in thousands)
	Stock-Based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	Total
1993	$(63)	$-	$-	$-	$(63)
1994	(196)	-	-	-	(196)
1995	(86)	-	-	-	(86)
1996	(238)	-	-	-	(238)
1997	(1,043)	-	-	-	(1,043)
1998	(520)	-	-	-	(520)
1999	(9,729)	-	-	(915)	(10,644)
2000	(18,508)	-	-	(8,374)	(26,882)
2001	(9,254)	-	(2,000)	4,221	(7,033)
2002	4,576	(2,765)	(730)	(4,355)	(3,274)
2003	(3,043)	(2,919)	124	(4,618)	(10,456)
2004	(342)	219	(407)	18,873	18,343

	$(38,446)	$(5,465)	$(3,013)	$4,832	$(42,092)

Stock-Based Compensation

In November 2005, under the oversight of the Subcommittee, the Company commenced an extensive document review related to its historical stock option practices in connection with the SEC’s investigation into those practices. This document review was a necessary step in completing management’s review of the Company’s historical stock-based compensation awards, which was conducted under the oversight of the Audit Committee, and the Subcommittee. In February 2006, Mr. Vigliotti assumed management oversight of the internal review. The 2005 Restatement is based on this internal review, the scope and findings of which are summarized below.

Scope of Internal Review

This internal review was performed with the assistance of over sixty contract lawyers and accountants and required the Company to expend significant resources. This review included interviews with current and former employees and current and former Board members, the creation of a new stock-compensation grant database, and the examination of:

•

every stock option grant from 1991 (inception) through 2004, including related cancellations and exercises, or approximately 1,500 awards (or portions of awards) of options covering 12.7 million shares granted to approximately 450 grantees;

•	certain warrants, covering 2.0 million shares, issued to directors, officers and employees;
•	non-recourse loans issued to pay for option and warrant exercises;
•	accounting policies, accounting records and material previously filed with the SEC; and
•

hundreds of thousands of documents and supporting documentation, including payroll records, offer letters, employment contracts, Board of Directors and Compensation Committee meeting minutes (including resolutions and schedules), email communications, and meta-data for such documents (such as computer generated and fax header date and time stamps), to the extent available.

Findings of Internal Review

The internal review related to stock-based compensation resulted in accounting corrections related to initial measurement date intrinsic values, performance grants, acceleration and extension modifications,

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

share reprice and share increase modifications and non-recourse loans issued for exercise prices. Certain specific findings related to these accounting corrections included the following:

Measurement Date Intrinsic Values

▪

During 1991 through 2004, the Company granted options to purchase 8.7 million shares at exercise prices less than the fair market value of the Company’s common stock on the measurement dates being used in the 2005 Restatement, pursuant to plans that did not permit the award of “in-the-money” grants. The methodologies and judgments used to determine the initial measurement dates and resulting intrinsic values for these awards are described in more detail below.

▪

During 1998 through 2002, former management attached grant schedules to the minutes of Board or Compensation Committee meetings that included awards that were not initiated until after the dates of these meetings. These grants were accounted for as fixed awards with measurement dates reflecting the first dates that documentation indicates the grants were made.

▪

Outside directors (including Messrs. Lynch and Deehan) received grants that did not comply with provisions of the stock option plans then in effect. In June 2005, the Board voided certain grants to directors for this reason. Also in June 2005, the Board determined that under the terms of the 1991 Amended and Restated Stock Option Plan, options had automatically been granted to Messrs. Lynch and Deehan upon their appointment as directors in 2000. In the 2004 Restatement, the Company considered the voided awards to be invalid from the outset, and recorded no compensation expense in connection with them. In the 2005 Restatement, the Company recorded compensation expense in connection with these grants using fixed intrinsic accounting through the date they were voided with measurement dates reflecting the date documentation evidences these awards were made.

▪

The Company often granted options to new hires with effective grant dates prior to (in some cases as long as two months prior to) the dates of documented written offers and in certain instances prior to a mutual understanding being reached. Included in these grants was a grant to Mr. Jennings. His initial grant was among those repriced in June 2006 as described above. The grants to Messrs. Lynch and Deehan that the Board voided in June 2005 had also been treated as effective prior to the date they were appointed to the Board. Although the Company did not originally record any compensation expense with respect to such grants, the Company did properly use employment start dates as measurement dates in calculating compensation expense in the 2004 Restatement when evidence demonstrated that such grants were made prior to employment start dates.

▪

The Company made grants to existing employees, officers and directors (including Mr. Hansen and Richard Castillo, a former CFO and Secretary) having exercise prices based on fair market values at dates before the approval of the grants by the Board, the Compensation Committee or, in the case of employees and officers, the CEO pursuant to implied delegated authority. Such grants to Mr. Hansen were voided by the Board in June 2005. In the 2005 Restatement, the Company accounted for such grants as having been granted on the approval date at the stated exercise price and the Company has recorded compensation expense on voided awards from the grant dates through the date the grants were voided. In the 2004 Restatement, the Company did not record compensation expense with respect to some of these grants that were in-the-money at the time of approval.

▪

The Company’s records contain grants in amounts that were not round numbers with an effective date and price prior to the occurrence of a stock split. When adjusted for the subsequent stock split, these grants result in round-numbered grants. This atypical result and the absence of contemporaneous documentation support the inference that the grants may actually have been made after the stock split. In the 2005 Restatement, the Company

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

accounted for these grants using as the measurement date the first date documentation demonstrates that these awards appear in the Company’s books and records.

▪

The granting process for certain awards was not completed until after the dates of Board or Compensation Committee meetings at which these grants were approved, resulting in the need for re-measurement to a later measurement date. The most significant of these grants was a grant made with an effective date of August 16, 2002. Among others, Messrs. Hansen, Lynch, Deehan and Castillo received awards under this grant. In June 2006, upon the recommendation of current management, the Board raised the exercise price of such grants that were still outstanding to the fair market value on the date the granting process was complete (August 29, 2002). Included in the 2005 Restatement is a charge (net of cancellations) related to the August 16, 2002 grants of $1.5 million. No charge was recorded on these grants through the 2004 Restatement because former management concluded that the granting process was complete on August 16, 2002.

▪

Based on computer information evidencing when data was initially entered into the Company’s records, the Company has established when the vesting provisions for certain grants were retroactively changed by former management from a requirement that the grants would vest based on achievement of performance conditions to fixed grants with acceleration based on performance conditions or to vesting based on continuation of service. Certain of these grants were modified after their original expirations and are considered new grants. In the 2005 Restatement, the Company accounted for these new grants as fixed intrinsic awards using the date the vesting provisions were changed as the measurement date. In the 2004 Restatement, the Company accounted for these retroactively changed grants as if they had been granted in modified form on the original grant date.

▪

In 2001, the Company purported to issue options to purchase 171,176 shares, reflecting former management’s estimation of the remaining number of shares available for grant under the Amended and Restated 1991 Stock Option Plan before that Plan’s expiration on June 23, 2001, to undetermined recipients. After the expiration date, the Company later issued these options to employees. Certain of these awards were not issued until 2002. As more fully described in Note 15, these grants are being considered grants that are not covered by a shareholder approved plan. In the 2004 Restatement, these awards were measured to the date of a Board meeting on October 23, 2001. Because the available evidence indicates the list of award recipients was not final as of October 23, 2001, in the 2005 Restatement the Company is using as measurement dates the first date documentation demonstrates that these awards appear in the Company’s books and records.

Performance Grants

▪

The Company issued grants to employees having vesting terms solely based on the achievement of performance criteria. Consistent with the 2004 Restatement, grants with performance based vesting have been accounted for using variable accounting. In the 2005 Restatement additional grants were identified as performance based.

Acceleration and Extension Modifications

▪

The Company has not located documents confirming that either the Board or the Compensation Committee approved extensions (from five to ten years) of the contractual lives of some awards to Mr. Hansen, or the repricing of certain awards to him. The Company’s periodic filings with the SEC after the original expiration dates disclosed these awards as still outstanding. At the time of the modifications to Mr. Hansen’s options (March 2000), the incremental intrinsic value of these awards totaled $25 million. In the 2005 Restatement, this amount is being reflected in compensation expense. Mr. Hansen, however, never exercised these awards, and they were subsequently voided by the Board

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(which included Mr. Hansen) in June 2005. In the 2004 Restatement, subsequently voided awards were given no accounting consequence.

▪

The Company reinstated Mr. Castillo’s employment status retroactively, more than six months after his documented termination, after he had substantially completed his services to the Company. Thereafter, the Company permitted Mr. Castillo to accelerate the vesting and extend the life of stock option grants that otherwise would have expired. As a result of these actions, the Company did not establish a reserve with respect to a loan from the Company to Mr. Castillo that was later repaid. In the 2005 Restatement, these accelerations and extensions were accounted for as modifications with incremental intrinsic value of $20,000 reflected in compensation expense. In the 2004 Restatement, these accelerations and extensions were given no accounting consequence.

Share Reprice and Share Increase Modifications

▪

During 1998 through 2002, former management attached grant schedules to the minutes of Board or Compensation Committee meetings that included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price. These grants were included on the attached schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings. In the 2005 Restatement these modifications were accounted for using variable accounting. Prior to the 2005 Restatement these awards were accounted for as if they were originally granted or approved on the dates of the meetings at the modified terms.

Non-Recourse Loans Issued for Exercise Prices

▪

The Company has not located documents confirming that the Board or Compensation Committee approved non-recourse loans made by the Company to officers and directors (including Messrs. Hansen and Castillo) for the exercise of options and warrants. Certain of these loans had the effect of extending the period in which these awards could be exercised. Through the 2004 Restatement, these loans were not accounted for using variable accounting, as required under APB 25, even though correspondence suggests that the proper accounting was discussed by former management with Deloitte. Exercises with non-recourse loans are deemed to be outstanding until the loans are satisfied. These loans were consistently disclosed in the Company’s periodic filings with the SEC in the related party footnotes contained in the audited financial statements.

Comparison of the Restatements Regarding Stock-Based Option Compensation

The 2005 Restatement corrects and amplifies the Company’s earlier restatement of accounting errors concerning stock-based compensation. The 2004 Restatement was triggered by a letter dated October 28, 2004, in which the Division of Enforcement of the SEC informed the Company that it had initiated an informal investigation with respect to certain of the Company’s stock option grants. On February 25, 2005, the Company filed a current report on Form 8-K, which indicated that the Company believed that the matter was a formal inquiry.

In January 2005, the Company’s former management commenced an initial internal review with respect to stock option granting. As a result of this review, the Company concluded that it had incorrectly accounted for non-cash compensation expense attributable to stock options granted during the period of 1993 through 2003. The Company’s 2004 consolidated financial statements, issued in June 2005, included restated amounts for prior periods reflecting the cumulative effect of unrecorded non-cash compensation expense through December 31, 2003 of $16.4 million and for 2004 interim periods of $0.3 million, for a total of $16.7 million. The 2004 Restatement generally accepted the accuracy and adequacy of Board or Compensation Committee minutes and accounted for those grants based on the dates

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

contained in those minutes. Where there was an absence of specific documentation that grants were presented at a meeting of the Board or Compensation Committee, the Company assumed the omissions were administrative errors and used the date of the first meeting after the effective date of a grant as its measurement date. Prior to completing the 2004 Restatement in June 2005, upon the recommendation of former management, the Board voided certain awards granted to directors that were deemed to be outside the terms of the option plans then in effect. As noted above, the Company deemed these grants to be void from the outset, and accordingly did not record compensation expense with respect to measurement errors in the grants.

On August 1, 2005, after the issuance of the audited consolidated financial statements as part of the 2004 Restatement, Deloitte, the Company’s independent registered public accounting firm at the time, asked the Audit Committee to provide answers to particular questions related to stock option grants, including questions about the accuracy of minutes, the accuracy of a grant date, the timing of particular grants, whether grants were reallocated after a Board or Compensation Committee meeting, and the grant and measurement dates the Company had used prior to any reallocation. Deloitte informed the Audit Committee that it was suspending all audit and review services to the Company until its questions were addressed and remedial action was taken. In connection with efforts to permit the Company to file its quarterly report on Form 10-Q due August 14, 2005, the Audit Committee on August 1, 2005 asked the Company's outside counsel, working together with former management, to review the testimony and documents produced up to that time in the SEC inquiry relating to these questions and to provide a report to the Audit Committee about the relevant information provided to the SEC to date. After a report to Deloitte on August 4, 2005 responding to certain questions, the Audit Committee directed former management to conduct a second internal review of the Company’s historical activities relating to stock option grants. The Audit Committee also retained separate outside counsel to assist in the Audit Committee’s oversight of this second internal review and in the Audit Committee’s response to Deloitte.

In October 2005, former management completed its second internal review and issued a report to the Audit Committee, which included certain conclusions of the Company’s outside counsel on limited questions delegated to counsel. On October 19, 2005, the Company announced that, as directed by the Audit Committee, it had completed its review of the accounting for stock options and that it believed the Company’s non-cash compensation expense for stock option grants, primarily in the years 1999 to 2004, was understated by approximately $2.0 million. The Company announced that, accordingly, it would restate its financial results.

The Audit Committee reviewed the report with Deloitte and, shortly thereafter on October 26, 2005, Deloitte informed the Chairman of the Audit Committee that Deloitte was unwilling to continue as independent registered public accountants of the Company or to rely on the representations of former management.

Following the resignation of Deloitte, during November 2005, the Board began to implement the management and corporate governance changes described above, which led to the 2005 Restatement.

In the 2005 Restatement, the Company recorded $38.4 million of non-cash compensation expense in addition to the $16.7 million previously recorded, for a combined total of $55.1 million. The $16.7 million previously recorded is comprised of $16.4 million through December 31, 2003 and $0.3 million for 2004 interim periods. Since the 2004 Restatement for stock-based compensation was not disclosed by period for years prior to 2002, the Company has disclosed the impact of both the 2004 and 2005 Restatement amounts on reported results (both pre-tax and post-tax) by year for non-cash stock-based compensation. The impact on the previously reported results for the three months ended March 31, 2005 is reflected in Note 19. These amounts were offset by a corresponding increase to additional paid-in capital.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Decrease) Increase in Reported Results (in thousands)
	2004 Restatement	2005 Restatement	Total

1993	$(5)	$(63)	$(68)
1994	(12)	(196)	(208)
1995	(14)	(86)	(100)
1996	(18)	(238)	(256)
1997	(251)	(1,043)	(1,294)
1998	(323)	(520)	(843)
1999	(1,873)	(9,729)	(11,602)
2000	(7,089)	(18,508)	(25,597)
2001	(3,577)	(9,254)	(12,831)
2002	(2,554)	4,576	2,022
2003	(702)	(3,043)	(3,745)
2004	(247)	(342)	(589)

Total	$(16,665)	$(38,446)	$(55,111)

Basic and diluted shares outstanding for prior periods have changed due to the findings above and the fact that, for accounting purposes, it is appropriate to treat awards exercised in exchange for non-recourse notes as outstanding options and warrants, as opposed to outstanding shares until such notes are satisfied.

Allocation of Total Corrections by Category

The table below details the combined amount of the stock-based compensation adjustments in both the 2005 Restatement and the 2004 Restatement by type of accounting error on reported results (both pre-tax and post-tax).

(Decrease) Increase in Reported Results (in thousands)
	Measurement Date Intrinsic Values	Performance Grants	Acceleration and Extension Modifications	Share Reprice and Share Increase Modifications	Non-Recourse Notes Issued for Exercise Prices	Total

1993	$(68)	$-	$-	$-	$-	$(68)
1994	(208)	-	-	-	-	(208)
1995	(71)	-	(29)	-	-	(100)
1996	(77)	-	(179)	-	-	(256)
1997	(262)	(24)	(45)	-	(963)	(1,294)
1998	(467)	(20)	(99)	(19)	(238)	(843)
1999	(1,212)	(1,549)	(62)	(649)	(8,130)	(11,602)
2000	(6,734)	(826)	(13,756)	(864)	(3,417)	(25,597)
2001	(5,972)	1,931	(11,615)	(219)	3,044	(12,831)
2002	(3,666)	432	(102)	532	4,826	2,022
2003	(1,867)	(77)	(47)	(268)	(1,486)	(3,745)
2004	(788)	39	(2)	88	74	(589)

Total	$(21,392)	$(94)	$(25,936)	$(1,399)	$(6,290)	$(55,111)

Shares affected
(1)	12,573,595	768,250	1,452,426	515,776	699,496

(1) Certain share amounts may be present in multiple categories as appropriate as certain grants initially issued with intrinsic value were subsequently modified or were exercised by payment with non-recourse notes.

The variability of amounts recorded year-by-year is due in part to the application of variable accounting required for performance grants, subsequent modifications for share re-pricings and increases, and the issuance of non-recourse notes to permit the exercise of previously granted awards.

Methodology for Determining Measurement Dates

The following describes the Company’s methodology for selecting appropriate initial measurement dates:

•

For grants comprising 93% of the 12.7 million shares covered under option issuances from 1991 through 2004, current management was able to locate contemporaneous documentation to identify and support initial measurement dates. The measurement date intrinsic value derived from this documentation comprised 81% of the $21.4 million of expense related to initial measurement date intrinsic values noted above. The documentation included Board and Compensation Committee meeting minutes, employment agreements, offer letters, emails and grant schedules. In most instances, the Company used computer information about the dates upon which documents were created or entries were made in the Company’s stock option accounting system (meta-data) to determine the accuracy of the dates noted on these documents.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

•

For grants comprising 7% of the 12.7 million shares covered by option grants from 1991 through 2004, current management was not able to locate definitive evidence to determine the precise initial measurement dates. These grants comprised 19% of the expense related to initial measurement date intrinsic values. For such grants to new hires, the Company used employee start dates as the measurement dates because historical evidence located on other new-hire grants demonstrated that option grant terms were almost always determined before the commencement of employment. For the remainder of these grants, the Company used the first date that available documentation, with underlying meta-data, evidences that such awards appear in the Company’s books and records. This documentation included quarterly option roll-forward schedules, diluted share calculations, grant resolutions sent to employees and periodic grant summary reports prepared for employees. The measurement date intrinsic value using this methodology comprised 19% of the $21.4 million of expense related to initial measurement date intrinsic values noted above.

The determination of initial measurement dates and the dates of modifications required significant judgments by management due in large part to the weaknesses in the Company’s historical control environment over stock options described above. Different interpretations of the evidence and different assumptions could materially change the amounts reflected above. Some of the outcomes that would result from different assumptions are described below.

Measurement Date Intrinsic Values

•

The Company used employee start dates as the measurement dates for awards to new hires when definitive evidence could not be located to determine the precise measurement dates. This approach resulted in an intrinsic charge for such awards of approximately $600,000 due to their pricing effective as of earlier dates. Had the Company used as the measurement dates the first dates that available documentation, with underlying meta-data, evidences that such awards appear in the Company’s books and records, the intrinsic charge would have been $1.3 million. If the Company had used as the measurement dates the dates corresponding with the highest fair market values for the Company’s common stock between the recorded grant dates and the first dates that available documentation evidences such awards appear in the books and records (the “Ranges”), the charge would have been $2.5 million. A calculation using the daily average prices during the Ranges to determine the intrinsic charge would have resulted in an expense of approximately $800,000.

•

For awards other than new-hire awards, when definitive evidence could not be located to determine precise measurement dates, the Company used as the measurement dates the first dates that available documentation, with underlying meta-data, evidences that such awards appear in the Company’s books and records. This approach resulted in an intrinsic charge for such awards of $3.4 million. If the initially recorded grant dates were used as the measurement dates, there would not have been an intrinsic charge. If the Company had used dates corresponding with the highest fair market values for the Company’s common stock during the Ranges as the measurement dates the resulting intrinsic charge would have been $6.1 million. A calculation using the daily average prices during the Ranges to determine the intrinsic charge would have resulted in an expense of $1.8 million. These awards and the awards noted in the immediately preceding paragraph comprised 7% of the 12.7 million shares covered by option grants from 1991 through 2004.

•

For certain large grants, the granting process was not completed until after Board or Compensation Committee meetings at which these grants were approved. In two separate circumstances, the manager for a group of employees was away when the allocation process was finalized for the remaining employees. Upon the return of the manager, the grant allocation process was finalized for the manager’s group of employees. In these circumstances the

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Company used different measurement dates for the manager’s group and the remaining employees. Had the Company moved the measurement dates for all grants to the date when the grants to the manager’s group were finalized, the combined net effect would be an increase to compensation expense of $4.4 million.

Acceleration and Extension Modifications

•

Although not specified in certain of the Company’s stock option plans, the Company’s practice was to allow option recipients who terminated their employment for any reason other than disability, death or misconduct to have a 90 day period following the date of termination in which to exercise any options that had vested prior to the termination of service. The Company believes that as of the grant date there was a mutual understanding between the Company and the recipients with respect to this 90 day period. Accordingly, the Company did not consider option exercises within such 90 day period to be pursuant to modified terms. If allowing exercises after the date of termination had been considered a modification of the initial grant for accounting purposes, an additional $1.8 million of compensation expense would have been recorded.

The accounting for awards with performance based vesting, which had share reprice and share increase modifications and which were exercised with non-recourse notes did not require the use of significant judgments by management as the available documentation provided an understanding of the facts and circumstances for which management was able to apply specific accounting guidance.

Acquisitions and Investments

Investment in and Acquisition of Renaissance Trading Technologies, LLC

The Company determined in 2006 that it did not properly account for its October 2, 2002 initial investment in, and its effective July 1, 2003 full acquisition of, Renaissance Trading Technologies, LLC (“Renaissance”). Although the Company believes it was appropriate to account for its investment in Renaissance during the period from October 2, 2002 until July 1, 2003 using the equity method of accounting, because it was able to exercise significant influence over the operating decisions of Renaissance, the Company’s share of Renaissance’s losses during this period should not have been limited to its 18% voting interest. Due to loans and advances made by the Company to Renaissance and the lack of recorded value attributable to the other members’ equity interests, the Company has determined that it should have absorbed all of Renaissance’s losses during this period. These additional losses of $3.8 million, including consideration in excess of fair value, reduced the carrying value of the Company’s investment in and loans and advances to Renaissance prior to the full acquisition. In the 2005 Restatement, this has resulted in a reduced amount of goodwill recorded upon the full acquisition.

The Company also concluded in 2006 that it had incorrectly included professional fees incurred by Renaissance of $0.6 million as part of the Company’s purchase price upon acquisition of the remaining equity interest in Renaissance effective July 1, 2003, resulting in excess goodwill. The Company also determined that it was not appropriate to increase the value of an intangible asset by $2.1 million upon the full acquisition, because the Company already had substantial rights, including a royalty stream, with respect to this intangible asset. In the 2005 Restatement, the impact of not increasing the value of the intangible asset was to increase the goodwill recorded upon the full acquisition and to decrease the amortization of this intangible after July 1, 2003.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The impact of these adjustments on the Company’s results of operations (both pre-tax and post-tax) by year is as follows:

	(Decrease) Increase in Reported Results (in thousands)
	2004	2003	2002	Total

Additional losses recognized	$-	$(1,759)	$(2,003)	$(3,762)
Professional fees incurred by Renaissance
originally recorded as part of the purchase price	-	(590)	-	(590)
Amortization expense	300	150	-	450

	$300	$(2,199)	$(2,003)	$(3,902)

Investment in and Acquisition of EuroLink Network, Inc.

The Company determined in 2006 that it did not properly account for its March 6, 2002 initial investment in, and its March 29, 2004 acquisition of the remaining minority interest in, EuroLink Network, Inc. (“EuroLink”). Because it provided substantially all of the funding and technological infrastructure and expertise to EuroLink, the Company has determined that it had control over the operating decisions of EuroLink and therefore should have consolidated EuroLink’s balance sheet and results of operations upon its initial investment on March 6, 2002. In addition, there was no recorded value attributable to the other shareholders’ minority interests to absorb any portion of the losses incurred by EuroLink. The Company had previously accounted for its investment in EuroLink from March 6, 2002 until March 29, 2004 under the equity method, based on its 40% as converted voting interest. In the 2005 Restatement, the Company used consolidation accounting during this period, with no portion attributable to minority interest, resulting in additional operating losses and consideration in excess of fair value of $1.6 million, with an equal reduction to previously recorded goodwill.

The Company also determined in 2006 that under step acquisition accounting which takes into account the interest acquired, it should have only recorded 60% of the assessed value of an unrecorded intangible asset upon the March 29, 2004 acquisition of the remaining minority interest. The Company had previously recorded 100% of the assessed value. This adjustment resulted in a reduction of $272,000 to the intangible asset recorded at the full acquisition with a corresponding increase to goodwill and also reduced intangible amortization expense during 2004 by $31,000.

The impact of these adjustments on the Company’s results of operations by year is as follows:

	(Decrease) Increase in Reported Results (in thousands)
	2004	2003	2002	Total
Additional losses recognized	$(112)	$(720)	$(762)	$(1,594)
Amortization expense	31	-	-	31

	$(81)	$(720)	$(762)	$(1,563)

Acquisition of Javelin Technologies, Inc.

The Company determined in 2006 that it did not properly calculate the purchase price and resultant goodwill for its acquisition of Javelin Technologies, Inc. (“Javelin”) effective March 31, 2002. The Company valued the 493,636 fully vested options to purchase shares of the Company’s common stock issued in exchange for fully vested options to purchase shares of Javelin stock held by Javelin employees using the intrinsic value instead of the fair value, as required. In the 2005 Restatement, using the Black-Scholes option pricing model, the Company recorded a fair value of $5.9 million for the options issued in this transaction, representing an increase of $2.4 million over the intrinsic value of $3.5 million previously recorded. Partially offsetting this increase is a decrease associated with the value of the 2.8 million shares of the Company’s stock issued to purchase the stock of Javelin. Pursuant to EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, the value of the Company’s shares issued in this transaction should be determined based on the market price of the securities over a reasonable period of time before and after the terms of

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the acquisition are agreed and announced. Because the terms of this acquisition were agreed and announced on March 12, 2002, the Company has determined that the value of these shares should be based on the trading which took place from March 8, 2002 (two trading days before March 12th) until March 14, 2002 (two trading days after March 12th). The adjusted per share value of $14.21 (calculated using a volume-based weighted average) resulted in a total value for these shares of $39.6 million, representing a reduction of $1.6 million from the $41.2 million previously recorded. The net effect of these two adjustments of $0.8 million has been recorded as an increase to goodwill and an increase to additional paid-in-capital.

Revenue Recognition

Prior to making its investment in EuroLink in March 2002, the Company recorded $2.0 million of revenue in 2001 ($1.0 million on September 28, 2001 and $1.0 million on December 31, 2001) for transactions with IMX Group, LLC (“IMX”). IMX had minimal assets other than cash from a $0.5 million loan from the Company and was operated by substantially all of the same principals who later operated EuroLink. The $2.0 million liability on the books of IMX was transferred to EuroLink in March 2002 and was paid to the Company out of the Company’s initial investment in EuroLink made on March 6, 2002. Based on IMX’s lack of operating history and tangible assets, the Company determined that it was not reasonable to conclude that the collection of this revenue was reasonably assured and has reversed the $2.0 million in revenue recorded in 2001 and $2.0 million of the investment in EuroLink recorded in 2002. The $1.0 million of revenue recorded on September 28, 2001 was included in third quarter 2001 revenues announced on October 25, 2001, two days after a large grant of options to purchase over 1.0 million shares was made to employees, officers and directors. Among others, Messrs. Hansen, Lynch, Deehan and Castillo received stock options in this grant. In June 2006, the Company increased the exercise prices on awards that had been made in this large grant to officers and directors that were still outstanding to the fair market value of the Company’s stock on October 31, 2001 (the first business day Company employees were allowed to transact in the Company’s stock following the October 25, 2001 announcement). The Company did not adjust the exercise price on such awards made to rank and file employees.

The Company determined in 2006 to adjust amounts previously recorded as revenue of its NYFIX Overseas, Inc. subsidiary as a result of issues identified pertaining to the timing of delivery of products and service periods. These adjustments reduced revenues by $0.7 million in 2002, increased revenues by $0.1 million in 2003 and reduced revenues by $0.4 million in 2004; additionally, $48,000 related to foreign currency transaction losses was recorded in 2004.

Income Taxes

Based on a review of the Company’s historical operating results as of prior reporting periods, the Company determined in 2006 that it should have established and maintained a valuation allowance for the realizable value of its net deferred tax assets as of December 31, 1999. From 1999 through the third quarter of 2004, the Company had not reserved for the realizable value of its net deferred tax assets. The decision to establish the allowance as of 1999 in the 2005 Restatement reflects the Company’s view that its historical pre-tax book income and its historical income for tax purposes, including the impacts of the restatement adjustments noted above and of non-recurring items, were not sufficient to support a conclusion at that time that the value of net deferred tax assets was more likely than not to be realized. As a result, the provision for income taxes for 2004 has been decreased by $18.9 million, the benefit for income taxes for 2003 has been decreased by $4.6 million, and the benefit for income taxes for the years ended December 31, 1999 through 2002 has been decreased by $9.4 million.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The previously reported provision for income taxes in 2004 included a reserve for tax benefits aggregating $3.7 million that was not established through operations, including benefits recorded on stock option exercises and on acquisitions. On a restated basis, the reserve for these items will not be recorded through operations. In addition, primarily because of the additional expense recorded for the losses incurred by Renaissance, a net deferred tax liability recorded through operations has been reduced by $1.2 million.

Treasury Stock

The Company determined in 2006 that it should have charged accumulated deficit in 2004 for $0.3 million for the difference between the fair market value of the Company’s stock on the date shares were issued from treasury and the average cost of the treasury shares on that date, which shares were issued in connection with certain principal payments under notes payable by the Company. This charge is offset by an increase to additional paid in capital.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Reconciliation of Previously Reported and Currently Restated Amounts and Related Matters

The following tables summarize the effects of the 2005 Restatement adjustments described above on the Company’s consolidated statements of operations for the years ended December 31, 2004 and 2003, the consolidated balance sheet as of December 31, 2004 and stockholders’ equity as of December 31, 2002.

	Year Ended December 31, 2004
Consolidated Statement of Operations (in thousands, except per share amounts)		Adjustments
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Revenue:
Subscription and maintenance	$51,419	$-	$-	$555	$-	$51,974
Product sales and services	8,929	-	-	(914)	-	8,015
Transaction	14,787	-	40	-	-	14,827

Total revenue	75,135	-	40	(359)	-	74,816

Cost of revenue:
Subscription and maintenance	27,547	31	(300)	-	-	27,278
Product sales and services	4,669	6	-	-	-	4,675
Transaction	10,182	3	(23)	-	-	10,162

Total cost of revenue	42,398	40	(323)	-	-	42,115

Gross profit	32,737	(40)	363	(359)	-	32,701
Operating expense:
Selling, general and administrative	39,460	302	211	48	-	40,021
Restatement and SEC investigation expenses	1,260	-	-	-	-	1,260
Depreciation and amortization	2,304	-	-	-	-	2,304
Restructuring charge	2,527	-	-	-	-	2,527
Loss from equity affiliate	74	-	(74)	-	-	-

Loss from operations	(12,888)	(342)	226	(407)	-	(13,411)
Interest expense	(794)	-	(7)	-	-	(801)
Investment income	141	-	-	-	-	141
Other (expense) income, net	(99)	-	-	-	-	(99)

Loss before income tax provision (benefit)	(13,640)	(342)	219	(407)	-	(14,170)
Income tax provision (benefit)	19,062	-	-	-	(18,873)	189

Net loss	$(32,702)	$(342)	$219	$(407)	$18,873	$(14,359)

Basic and diluted loss per common share	$(1.02)	$(0.01)	$0.01	$(0.01)	$0.58	$(0.45)

Basic and diluted weighted average common shares outstanding	32,214	(13)				32,201

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Year Ended December 31, 2003
Consolidated Statement of Operations (in thousands, except per share amounts)		Adjustments
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Revenue:
Subscription and maintenance	$44,222	$-	$-	$294	$-	$44,516
Product sales and services	8,955	-	-	(170)	-	8,785
Transaction	12,732	-	145	-	-	12,877

Total revenue	65,909	-	145	124	-	66,178

Cost of revenue:
Subscription and maintenance	23,316	87	(150)	-	-	23,253
Product sales and services	3,958	30	-	-	-	3,988
Transaction	8,283	17	32	-	-	8,332

Total cost of revenue	35,557	134	(118)	-	-	35,573

Gross profit	30,352	(134)	263	124	-	30,605
Operating expense:
Selling, general and administrative	36,726	2,909	1,811	-	-	41,446
Restatement and SEC investigation expenses	145	-	-	-	-	145
Depreciation and amortization	2,649	-	35	-	-	2,684
Loss from equity affiliate	832	-	1,321	-	-	2,153

Loss from operations	(10,000)	(3,043)	(2,904)	124	-	(15,823)

Interest expense	(157)	-	(30)	-	-	(187)
Investment income	597	-	15	-	-	612
Other (expense) income, net	74	-	-	-	-	74

Loss before income tax provision (benefit)	(9,486)	(3,043)	(2,919)	124	-	(15,324)
Income tax provision (benefit)	(4,571)	-	-	-	4,618	47

Net loss	$(4,915)	$(3,043)	$(2,919)	$124	$(4,618)	$(15,371)

Basic and diluted loss per common share	$(0.16)	$(0.10)	$(0.09)	$-	$(0.15)	$(0.50)

Basic and diluted weighted average common shares outstanding	31,462	(440)				31,022

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	December 31, 2004
Consolidated Balance Sheet (in thousands)		Adjustments
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	Treasury Stock	As Restated
Assets
Current assets:
Cash and cash equivalents	$24,764	$-	$-	$-	$-	$-	$24,764
Short-term investments	1,175	-	-	-	-	-	1,175
Accounts receivable	13,176	-	2,000	(2,051)	-	-	13,125
Clearing broker assets	138,906	-	-	-	-	-	138,906
Prepaid expenses and other current assets	4,709	-	(410)	-	411	-	4,710

Total current assets	182,730	-	1,590	(2,051)	411	-	182,680
Property and equipment, net	16,649	-	-	-	-	-	16,649
Product enhancement costs, net	9,175	-	-	-	-	-	9,175
Goodwill	62,519	-	(4,373)	-	129	-	58,275
Acquired intangible assets, net	8,346	-	(1,891)	-	-	-	6,455
Other assets, net	1,729	-	-	-	-	-	1,729

Total assets	$281,148	$-	$(4,674)	$(2,051)	$540	$-	$274,963

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$18,214	$-	$-	$-	$-	-	$18,214
Clearing broker liabilities	138,436	-	-	-	-	-	138,436
Current portion of capital lease obligations	510	-	-	-	-	-	510
Current portion of long-term debt	714	-	-	-	-	-	714
Current portion of other long-term liabilities	1,017	-	-	-	-	-	1,017
Deferred revenue	2,994	-	-	1,017	-	-	4,011

Total current liabilities	161,885	-	-	1,017	-	-	162,902
Long-term portion of capital lease obligations	896	-	-	-	-	-	896
Long-term debt	7,936	-	-	-	-	-	7,936
Other long-term liabilities	3,689	-	-	-	(1,232)	-	2,457

Total liabilities	174,406	-	-	1,017	(1,232)	-	174,191

Commitments and contingencies
Stockholders’ equity:
Preferred stock	-	-	-	-	-	-	-
Common stock	34	-	-	-	-	-	34
Additional paid-in capital	201,635	38,446	791	-	(3,059)	321	238,134
Accumulated deficit	(75,773)	(38,446)	(5,465)	(3,013)	4,832	(321)	(118,186)
Treasury stock	(18,992)	-	-	-	-	-	(18,992)
Notes receivable issued for common stock	(67)	-	-	-	-	-	(67)
Accumulated other comprehensive loss	(95)	-	-	(55)	(1)	-	(151)

Total stockholders' equity	106,742	-	(4,674)	(3,068)	1,772	-	100,772

Total liabilities and stockholders' equity	$281,148	$-	$(4,674)	$(2,051)	$540	$-	$274,963

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	December 31, 2002
Stockholders’ Equity (in thousands)		Adjustments
	As Previously Reported	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	Treasury Stock	As Restated
Stockholders’ equity:
Preferred stock	$-	$-	$-	$-	$-	$-	$-
Common stock	32	-	-	-	-	-	32
Additional paid-in capital	194,538	35,061	791	-	(3,028)	-	227,362
Accumulated deficit	(38,156)	(35,061)	(2,765)	(2,730)	(9,423)	-	(88,135)
Treasury stock	(19,100)	-	-	-	-	-	(19,100)
Notes receivable issued for common stock	(597)	-	-	-	-	-	(597)
Accumulated other comprehensive loss	107	-	-	-	-	-	107

Total stockholders’ equity	$136,824	$-	$(1,974)	$(2,730)	$(12,451)	$-	$119,669

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following tables illustrate the effect on net loss and loss per common share if the Company had applied the fair value recognition provisions of SFAS 123, as required by SFAS 148, from 1997 through 2005. The impact of SFAS 123 on periods prior to 1997 is not considered material. The Company has estimated fair value using the Black-Scholes option pricing model. For further information on the assumptions used and the resulting amounts see Note 15.

	2005	2004	2003

		As Restated

(in thousands, except per share amounts)
Net loss	$ (6,417)	$ (14,359)	$ (15,371)
Add: Stock-based compensation expense included in net loss, zero tax effect	205	589	3,745
Deduct: Stock-based compensation expense determined under the fair value method, zero tax effect	(2,339)	(4,162)	(9,720)

Pro forma net loss	$ (8,551)	$ (17,932)	$ (21,346)

Basic and diluted loss per common share:
As reported, as restated	$ (0.20)	$ (0.45)	$ (0.50)

Pro forma	$ (0.26)	$ (0.56)	$ (0.69)

	2002	2001	2000	1999	1998	1997
	As Restated
	(in thousands, except per share amounts)

Net loss	$(10,281)	$(13,495)	$(26,751)	$(28,591)	$(3,038)	$(3,844)
Add: Stock-based compensation expense
included in net loss, zero tax effect	(2,022)	12,831	25,597	11,602	843	1,294
Deduct: Stock-based compensation expense determined under the fair value method, zero tax effect	(14,723)	(20,887)	(15,415)	(5,067)	(1,194)	(1,127)

Pro forma net loss	$(27,026)	$(21,551)	$(16,569)	$(22,056)	$(3,389)	$(3,677)

Basic and diluted loss per common share:
As restated	$(0.35)	$(0.51)	$(1.13)	$(1.38)	$(0.16)	$(0.21)

Pro forma	$(0.91)	$(0.82)	$(0.70)	$(1.06)	$(0.17)	$(0.20)

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes the effects of the 2004 Restatement and 2005 Restatement adjustments on results of operations reported prior to the 2004 Restatement:

Restatements (in thousands)	2004	2003	2002	2001
Net income (loss), as originally
reported (1)	$(32,702)	$(4,373)	$(5,045)	$(3,457)

Effect of stock-based compensation adjustments - 2004 restatement	-	(702)	(2,554)	(3,577)
Tax adjustments	-	160	592	572

Impact of 2004 restatement	-	(542)	(1,962)	(3,005)

Net income (loss), as revised	(32,702)	(4,915)	(7,007)	(6,462)

Effect of stock-based compensation adjustments - 2005 restatement	(342)	(3,043)	4,576	(9,254)
Effect of other adjustments - 2005 restatement	18,685	(7,413)	(7,850)	2,221

Impact of 2005 restatement	18,343	(10,456)	(3,274)	(7,033)

Net income (loss), as restated	$(14,359)	$(15,371)	$(10,281)	$(13,495)

Restatements (in thousands)	2000	1999	1998	1997	1993 - 1996
Net income (loss), as originally
reported (1)	$5,005	$(16,569)	$(2,234)	$(2,594)	$(1,269)

Effect of stock-based compensation adjustments - 2004 restatement	(7,089)	(1,873)	(323)	(251)	(49)
Tax adjustments	2,215	495	39	44	-

Impact of 2004 restatement	(4,874)	(1,378)	(284)	(207)	(49)

Net income (loss), as revised	131	(17,947)	(2,518)	(2,801)	(1,318)

Effect of stock-based compensation adjustments - 2005 restatement	(18,508)	(9,729)	(520)	(1,043)	(583)
Effect of other adjustments - 2005 restatement	(8,374)	(915)	-	-	-

Impact of 2005 restatement	(26,882)	(10,644)	(520)	(1,043)	(583)

Net income (loss), as restated	$(26,751)	$(28,591)	$(3,038)	$(3,844)	$(1,901)

(1)  Reflects amounts as originally reported unless otherwise restated prior to 2004 filing on Form 10-K.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.       Property and Equipment

Property and equipment consisted of the following at December 31, 2005 and 2004:

	2005	2004	Useful Lives (Years)
	(in thousands)

Computer software	$3,736	$4,871	4 - 5
Leasehold improvements	3,890	3,217	2 - 10
Furniture and equipment	5,210	7,054	3 - 7
Subscription and data center equipment	31,846	33,240	3 - 5

Total property and equipment, gross	44,682	48,382
Less: Accumulated depreciation	30,558	31,733

Total property and equipment, net	$14,124	$16,649

Assets held under capital leases, included in the above, consisted of the following at December 31, 2005 and 2004:

	2005	2004	Useful Lives (Years)
	(in thousands)

Furniture and equipment	$64	$114	5
Data center equipment	2,289	4,368	3 - 5

Total property and equipment held under capital leases, gross	2,353	4,482
Less: Accumulated depreciation	459	2,678

Total property and equipment held under capital leases, net	$1,894	$1,804

Depreciation and amortization expense for property and equipment was $7.1 million, $7.9 million and $8.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. Of these amounts, $5.1 million, $5.6 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively, were included in cost of revenue. Amortization expense for assets held under capital leases included above was $0.8 million, $0.9 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

4.	Acquisitions

EuroLink

On March 6, 2002, the Company acquired a convertible preferred stock interest in EuroLink, with its operations based in Madrid, Spain, for $2.0 million in cash. The preferred stock automatically converted into a 40% common stock interest on March 6, 2004.

Although the Company did not initially own a majority of the voting interest, the Company deemed it appropriate to consolidate the balance sheet and results of operations of EuroLink as it had control over the operating decisions of EuroLink. In addition to the Company providing substantially all of the

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

financial support to EuroLink, the Company provided the technological infrastructure and expertise used in the business. Since there was no equity attributable to the other shareholders’ interests, there was no minority interest to absorb any portion of the losses of EuroLink.

The Company’s key consideration for taking control of EuroLink was to help expand the Company’s business into Europe.

Effective March 29, 2004, the Company acquired the remaining 60% of EuroLink that it did not already own for $24,000 in cash and promissory notes issued and payable in the Company’s common stock or cash, at the Company’s option, in the aggregate having a fair value of $0.5 million.

The $0.5 million purchase price for the remaining interest has been assigned to 60% of the fair value of an intangible asset acquired, which under step acquisition accounting takes into account the interest acquired, with the balance of $0.1 million recorded as goodwill.

Renaissance

On October 2, 2002, the Company acquired an 18% interest in the membership units of Renaissance. Renaissance was formed to commercialize a Nasdaq trading platform (the “Platform”). The Company acquired its interest in return for 300,000 shares of the Company’s common stock with a fair value of $3.74 per share, totaling $1.1 million. The intellectual property rights and source code to the Platform were developed by a major bank and brokerage firm. In connection with its investment, the Company acquired, for $1.0 million, the intellectual property rights and source code to the Platform from the major bank and brokerage firm, and contributed such intellectual property rights and source code to Renaissance. In consideration for the intellectual property rights contributed and funding of the operating costs and capital expenditures, the Company was to share in 50% of Renaissance’s revenue for, at a minimum, three years.

In October 2002, the Company loaned $1.5 million to Renaissance in exchange for a convertible secured promissory note. The note bore an interest rate of 5.5%, was due in October 2007, or was convertible into 6,400,000 units (or 32% of the total outstanding membership units, subject to dilution) of Renaissance, at the Company’s option. In February and March 2003, the Company loaned an additional aggregate $1.0 million to Renaissance in exchange for a secured promissory note. The note bore an interest rate of 5.5% and was due in March 2005. In addition, the Company funded Renaissance $2.2 million in the aggregate through June 30, 2003 for certain operating costs and capital expenditures of Renaissance. Prior to July 1, 2003, the Company’s investment in Renaissance was accounted for under the equity method as the Company did not have control over the operating decisions of Renaissance. Because of loans and advances made by the Company to Renaissance and the lack of equity attributable to the other members’ interests, the Company determined that it should absorb all of Renaissance’s losses during this period. Through June 30, 2003, the Company recorded losses from its Renaissance investment aggregating $4.3 million, of which $2.2 million is included in loss from equity affiliate in 2003.

Effective July 1, 2003, the Company acquired the remaining 82% of the membership units of Renaissance which it did not already own. The Company’s key considerations for the acquisition of Renaissance included the ability to provide a workstation to manage quote based orders and to cross-sell other NYFIX products including network connectivity and transaction services. The Company financed the remaining acquisition by (i) exercising its option to convert the outstanding $1.5 million promissory note, plus accrued interest of $0.1 million, for an additional 32% of the outstanding membership units in Renaissance; and (ii) acquiring from the unitholders the remaining 50% of the membership units in Renaissance, for a total value of $5.7 million, by issuing (a) 462,286 shares of its common stock into an

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million; (b) promissory notes payable, at the Company’s option, in its common stock or cash to certain unitholders of Renaissance maturing in December 2004, having a fair value of $1.3 million; (c) promissory notes payable, at the Company’s option, in its common stock or cash to certain unitholders of Renaissance with annual maturity dates ranging between June 2004 and June 2007, having a fair value of $1.4 million; and (d) 59,653 shares of the Company’s common stock with selling restrictions to certain unitholders of Renaissance, having a fair value of $0.3 million (see Note 9).

In connection with the acquisition, the Company contributed to Renaissance’s capital certain obligations that Renaissance owed to the Company, including the promissory note and advances aggregating $3.2 million. In addition, the Company acquired 60,000 shares of its common stock, valued at $0.4 million, that it had issued in connection with its original investment in Renaissance, and which Renaissance had acquired. The Company classified these 60,000 shares as “treasury stock” in the accompanying consolidated balance sheets at December 31, 2005 and 2004 (See Note 11).

The Company’s total investment in Renaissance of $8.1 million is comprised of the carrying value of its notes and advances due from Renaissance of $2.6 million (after deducting the amount of losses absorbed in excess of the Company’s investment in Renaissance), the $5.7 million acquisition price for 50% of the membership units, $0.2 million of acquisition related expenses less the treasury stock acquired of $0.4 million. The excess of the purchase price over the fair value of the net assets acquired was $5.9 million at July 1, 2003, and has been recorded as goodwill. The tax-deductible goodwill was $6.7 million and is expected to be deductible for tax purposes over 15 years.

The purchase prices of the acquisition of the minority interest of EuroLink in 2004 and the acquisition of Renaissance in 2003 have been allocated to the assets acquired and liabilities assumed based on the fair values at the respective acquisition dates.

	EuroLink	Renaissance
	(in thousands)

Assets:
Cash	$-	$29
Other current assets	-	100
Property and equipment	-	1,175
Intangible assets	408	1,000
Goodwill	116	5,874
Other assets	-	-

Total assets acquired	524	8,178

Liabilities:
Current liabilities	50	116

Total liabilities assumed	50	116

Net assets acquired	$474	$8,062

5.       Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets relate primarily to the Company’s 2004 acquisition of EuroLink, the 2003 acquisition of Renaissance and, in 2002, the acquisition of an additional 30% ownership interest in NYFIX Millennium, L.L.C. (“NYFIX Millennium”) (see Note 11) and the acquisition of Javelin. In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, the Company has set October 1 as its annual testing date for goodwill impairment. As of October 1, 2005, 2004 and 2003, the Company performed its annual tests for

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

impairment on a reporting unit basis using the discounted cash flow valuation method. There was no indication of impairment to the value of goodwill for the years ended December 31, 2005, 2004 and 2003.

The Company recorded a reduction to goodwill during the first quarter of 2004 to reflect the $1.3 million of net proceeds it received from an escrow account for the settlement of a working capital adjustment from the Javelin acquisition.

The tax basis of goodwill related to the Company’s 2003 acquisition of Renaissance exceeded the book basis of goodwill by approximately $0.8 million. As the tax benefits of the deductible goodwill are realized on the Company’s tax returns, the tax benefits attributable to the excess tax basis are recognized for financial reporting purposes as reductions of goodwill in accordance with SFAS 109. The amounts recorded as reductions to goodwill are the sum of the tax benefits attributable to the excess tax basis realized on the returns plus the deferred tax benefit from reducing the deferred tax liability related to goodwill.

The changes in the carrying amount of goodwill by segment (reporting unit) (see Note 16) for the years ended December 31, 2005 and 2004 are as follows:

	FIX Division	Transaction Services Division	Total
	(in thousands)

Balance as of December 31, 2003
prior to restatement	$50,041	$11,060	$61,101
Opening balance adjustment (1)	(462)	(1,188)	(1,650)

Balance as of December 31, 2003 (as restated (1))	49,579	9,872	59,451
Goodwill acquired or (adjusted) during year:
EuroLink	116	-	116
Javelin (adjustment)	(1,250)	-	(1,250)
Renaissance (adjustment)	(21)	(21)	(42)

Balance as of December 31, 2004 (as restated (1))	48,424	9,851	58,275
Renaissance (adjustment)	(20)	(21)	(41)

Balance as of December 31, 2005	$48,404	$9,830	$58,234

(1)  See Note 2

Acquired intangible assets consisted of the following at December 31, 2005 and 2004:

	2005		2004 (as restated)
	(in thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Lives (Years)
Existing technology	$8,500	$5,864	$8,500	$4,267	5 - 7
Customer related intangibles	3,108	2,008	3,108	1,439	5
Trademarks and other	800	334	800	247	6 - 14

Total	$12,408	$8,206	$12,408	$5,953

Amortization expense of acquired intangible assets was $2.3 million, $2.3 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, and is included in cost of revenue.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The Company’s estimate of future amortization expense for acquired intangible assets that exist at December 31, 2005, is as follows:

2006	$ 2,253
2007	1,129
2008	289
2009	234
2010	146
Thereafter	151

Total	$ 4,202

6.	Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(in thousands)

Securities borrowed	$454,098	$136,382
Securities failed-to-deliver	357	2,326
Deposits with clearing organizations and others	1,209	163
Receivables from clearing organizations	911	-
Other	-	35

Total clearing broker assets	$456,575	$138,906

Securities loaned	$456,431	$136,233
Securities failed-to-receive	394	2,146
Payables to clearing organizations	-	57

Total clearing broker liabilities	$456,825	$138,436

The Company receives collateral under securities borrowed transactions which it is allowed by contract or custom to sell or repledge. As of December 31, 2005, the fair value of securities borrowed of $440.2 million was repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the years ended December 31, 2005 and 2004 (when these operations substantially commenced) were as follows:

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2005	2004
	(in thousands)

Interest earned	$7,567	$1,180
Interest incurred	(6,682)	(1,091)

Net	$885	$89

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium are subject to the Securities and Exchange Commission’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratio for both NYFIX Transaction and NYFIX Millennium at December 31, 2005 was 2.03 to 1 and 1.16 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is a registered firm of the Financial Services Authority (“FSA”) in the U.K. Until July 2006 the firm was registered as an ISD Category C firm and required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €50,000, plus a proportion of less liquid assets on hand. At December 31, 2005, NYFIX International had financial resources in accordance with the FSA’s rules of £552,000 ($949,000) and excess financial resources over its requirement of £75,000 ($129,000). In July 2006, NYFIX International became an ISD Category B registered firm and as a result is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand.

As of December 31, 2005, the regulatory net capital/resources and excess amounts were as follows:

	Regulatory Net Capital/Resources	Excess Regulatory Net Capital/Resources

	(in thousands)
NYFIX Clearing	$ 12,278	$ 12,028
NYFIX Transaction	592	512
NYFIX Millennium	1,125	1,039

	13,995	13,579

NYFIX International	949	129

	$ 14,944	$ 13,708

Credit Risk

In the normal course of business, the Company settles securities transactions with counterparties in connection with its execution businesses and its matched-book stock borrow/stock loan business. This activity may expose the Company to off-balance sheet risk arising from the potential that counterparties may fail to satisfy their obligations. In the event counterparties fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments, at unfavorable market prices, to satisfy those obligations. The Company also clears certain of its securities transactions with its institutional counterparties through third-party clearing firms on a fully disclosed basis. These agreements provide that the clearing firms may have the right to charge the Company for losses that result from a

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

counterparty's failure to fulfill its contractual obligations. The Company mitigates the risk of counterparty nonperformance by reviewing, on an ongoing basis, the credit standing of its counterparties and by its membership in the stock loan hedge program of the Options Clearing Corporation (the “OCC”). The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2005, approximately 71% of the Company’s stock borrow/stock loan transactions outstanding were processed through the OCC. The Company believes that the settlement of these transactions will not have a material effect on the Company’s financial position.

The Company is a member of various clearing organizations that trade and clear securities transactions and guarantee certain member obligations. Associated with its memberships, the Company may be required to pay a proportionate share of the financial obligations of another member who may default on its obligations to the exchange. While the rules governing different exchange memberships vary, in general the Company’s guarantee obligations would arise only if the exchange had previously exhausted its resources. In addition, any such guarantee obligation would be apportioned among the other non-defaulting members of the exchange. Any potential contingent liability under these membership agreements cannot be fully estimated. The Company has not recorded any contingent liability in the statement of financial condition for these agreements, and believes that any potential requirement to make payments under these agreements is remote.

7.	Restructuring Costs

Effective February 1, 2004, the Company entered into an agreement to lease additional space at its New York City offices at 100 Wall Street. In connection with this agreement, the Company ceased use, in the second quarter of 2004, of one of its other offices on Wall Street, consolidated its operations into the new space and eliminated 14 staff positions. The Company recorded a restructuring charge of $2.5 million in June, 2004, which included the fair value of the remaining rent payments (net of estimated sub-lease income), severance and write-offs of property and equipment. The restructuring activities were substantially completed at December 31, 2004.

The liabilities related to the restructuring charge are included in current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the total restructuring costs incurred, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities as of December 31, 2005 and 2004.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Liability at Beginning of Year	Charges to Expense	Cash Uses	Non-Cash Uses and Other	Liability at End of Year
2004	(in thousands)
Lease costs, net of estimated sublease income	$-	$2,097	$(501)	$144	$1,740
Property and equipment write-offs	-	319	-	(319)	-
Severance	-	111	(96)	(15)	-

Year ended December 31, 2004	$-	$2,527	$(597)	$(190)	$1,740

2005
Lease costs, net of estimated sublease income	$1,740	$-	$(601)	$55	$1,194

Year ended December 31, 2005	$1,740	$-	$(601)	$55	1,194

	Less: current portion				280

	Long-term portion				$914

8.	Other Balance Sheet Information

Prepaid expenses and other current assets consisted of the following at December 31, 2005 and 2004:

	2005	2004

	(in thousands)
Income taxes receivable	$ 1,079	$ 1,262
Prepaid expenses	1,289	1,087
Inventory	557	895
Other	1,767	1,466

Total prepaid expenses and other current assets	$ 4,692	$ 4,710

Inventory consisted of the following at December 31, 2005 and 2004:

	2005	2004

	(in thousands)
Parts and materials	$ 749	$ 820
Work in process	7	11
Finished goods	150	302

Total inventory, gross	906	1,133
Less: Allowance for obsolescence	349	238

Total inventory, net	$ 557	$ 895

The capitalized cost and accumulated amortization related to product enhancement costs were as follows at December 31, 2005 and 2004:

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2005	2004

	(in thousands)
Product enhancement costs, gross	$ 27,703	$ 23,107
Less: Accumulated amortization	18,452	13,932

Product enhancement costs, net	$ 9,251	$ 9,175

Amortization expense of product enhancement costs of $4.6 million, $3.9 million and $2.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, is included in cost of revenue. Amortization expense of other assets of $83,000 and $35,000 for the years ended December 31, 2005 and 2004, respectively, was included in cost of revenue, and $35,000, $29,000 and $13,000 for the years ended December 31, 2005, 2004 and 2003, respectively, was included in depreciation and amortization expense.

Accounts payable and accrued expenses consisted of the following at December 31, 2005 and 2004:

	2005	2004

	(in thousands)
Accounts payable	$ 7,896	$ 10,634
Taxes, other than income taxes	1,963	2,738
Payroll related and commissions	3,014	2,026
Other	2,867	2,816

Total accounts payable and accrued expenses	$ 15,740	$ 18,214

9.	Long-Term Debt and Capital Lease Obligations

Long-term debt consisted of the following at December 31, 2005 and 2004:

	2005	2004

	(in thousands)
Notes payable - EuroLink	$ 67	$ 467
Notes payable - Renaissance	365	683
5% Convertible note payable	7,500	7,500

	7,932	8,650
Less: Current portion	(259)	(714)

Long-term debt	$ 7,673	$ 7,936

Convertible Note Payable

At December 31, 2005 and 2004, the Company had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. This note was issued in December 2004 through a private placement to a lender. As a result of the restatements of the Company’s financial statements for the year ended December 31, 2003, the Company was in breach of certain representations and warranties relating to those financial statements that constituted events of default under this note. This note was amended on June 24, 2005, at which time the lender waived all existing defaults, extended the requirement to have a registration statement be effective for the shares of the Company's common stock

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

that may be issued as payment of principal or interest and the conversion price was reduced (as amended, the “Note”).

The interest is payable in cash or, at the Company’s option as described below, by the issuance of shares of its common stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June 30, 2005.

The Note is subordinated to all existing and future secured indebtedness of the Company. The lender has certain rights which require the Company to register the common stock to be issued upon conversion of the Note or for payment of interest, under the Securities Act of 1933, as amended. Such registration statement was to be effective by March 31, 2006 and since it was not, the Company is required to pay additional interest, in cash, for each month the effectiveness is delayed. The additional interest varies by month and has an aggregate cap of $500,000 for the duration of the Note. The Company paid $338,000 of such additional interest in 2006.

The entire outstanding principal amount of the Note, together with all accrued but unpaid interest is due in cash on December 30, 2009; and except under certain conditions, the Company has no right of early prepayment on the Note.

In exchange for the amendment described above, the Company agreed to reduce the price at which the lender can convert the Note into its common stock from $6.94 to $5.75 per common share (the “Conversion Price”), a 16% premium over the average of the Company’s common stock closing price for the five trading days preceding June 24, 2005. This modification to the Note resulted in a greater than 10% change in the fair value of the embedded conversion feature and accordingly is considered a debt extinguishment. As a result, the unamortized debt issuance costs as of June 24, 2005 of $255,000 were written off. At the option of the Company, the Note is convertible into its common stock at the lender’s conversion rate at any time provided the Company’s common stock has exceeded 150% of the Conversion Price, or $8.63 per common share, for at least ten trading days in the thirty day trading period ending within five trading days prior to the date the Company gives notice of the conversion and provided that the Company has an effective registration statement covering the public resale of such shares. If the Company converts the Note prior to December 30, 2007, the Company is required to pay an additional make-whole interest payment equal to the present value of the remaining interest payments in either cash or the Company’s stock at the Company’s discretion.

The Conversion Price may be reduced if the Company issues shares of common stock at a price below $5.75 or the Conversion Price then in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the Note and other transactions previously approved by the Company’s Board of Directors. As a result of the private placement of common shares which closed in July 2006 (see Note 20) the Conversion Price was reduced to approximately $5.66 per common share.

The Note is not considered to be conventional convertible debt, as it is not convertible into a fixed number of shares. Therefore, the embedded conversion option and other derivatives of the Note are subject to the requirements of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. However, since the circumstances under which the conversion price can be reset are within the control of the Company and the additional interest payments required for not timely registering the shares is a reasonable estimation of the difference between registered and unregistered securities, embedded derivative accounting is not required as of December 31, 2005.

If the Company issues its common stock in lieu of cash to convert the Note or to make interest payments, or any portion thereof, the Company is required to have an effective registration statement

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

covering the public resale of such shares and pay a 5% premium based on an average of the closing price of its common stock for the previous ten trading days.

At the option of the lender, the Company may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above. The lender has received an extension to close on an additional issuance until fourteen days after the date on which the Company files this report on Form 10-K.

Renaissance Notes

At December 31, 2005 and 2004, the Company had $365,000 and $683,000 outstanding in principal value due on notes issued in connection with the acquisition of the remaining 82% of the membership units of Renaissance (see Note 4). The notes, which were originally issued with a face value of $3 million, were discounted at 5.5% to $2.7 million, and are payable in annual installments through June 2007 at the Company’s option in its common stock or cash. Pursuant to receiving default notices from certain of the Renaissance noteholders as a result of not being current with SEC filings the Company, in April 2005, issued 16,801 shares from treasury stock with an aggregate market price of $84,000 and, in December 2005, made a cash payment of $51,000, in full settlement of certain notes. In July 2005, the Company issued 36,401 shares from treasury with an aggregate market price of $218,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. During 2005, $36,000 of interest accreted on these notes.

EuroLink Notes

At December 31, 2005 and 2004, the Company had $67,000 and $467,000 in outstanding principal value on notes issued in connection with the acquisition of the remaining 60% of EuroLink (see Note 4). The notes, which were originally issued with a face value of $0.5 million, were discounted at 5.5% to $474,000 and were payable at the Company‘s option in its common stock or cash on April 28, 2005. During 2005, the Company issued 85,738 shares from treasury stock to the EuroLink promissory noteholders as payment towards the notes with an aggregate market value agreed in April 2005 of $408,000. During 2005, $8,000 of interest accreted on these notes. The remaining principal balance outstanding at December 31, 2005 relates to a holder who did not tender their note for payment.

Annual maturities on long-term debt

Annual maturities on long-term debt outstanding at December 31, 2005 were as follows (in thousands):

2006	$259
2007	193
2008	-
2009	7,500

Total payments	7,952
Less amount reflecting accreted interest	(20)

Principal balance outstanding at December 31, 2005	$7,932

The fair value of long-term debt is estimated at $7.8 million at December 31, 2005 based on current market rates.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Capital Lease Obligations

At December 31, 2005, the Company was committed under capital lease obligations with interest rates ranging from 5.00% to 9.34% with maturities ranging from May 20, 2007 to June 1, 2008. At December 31, 2005 and 2004, capital lease obligations were $1.6 million and $1.4 million, respectively, of which $0.7 million and $0.5 million, respectively, was classified as a current liability in the accompanying consolidated balance sheets.

Future minimum lease payments under capital leases at December 31, 2005 were as follows (in thousands):

2006	$ 769
2007	834
2008	160

Total minimum payments	1,763
Less: amount representing interest	117

Present value of minimum capital lease payments	1,646
Less: Current portion	690

Long-term portion of capital lease obligations	$ 956

10.	Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment, under telecommunication services contracts and under software purchase, license and maintenance agreements.

Operating leases for office space contain escalation clauses for base rent, maintenance and real estate tax increases.

Future minimum obligations under operating leases and purchase obligations with remaining terms in excess of one year, net of sublease income, approximate the following:

	Minimum Payments	Minimum Sublease Income	Net
	(in thousands)
2006	$7,454	$460	$6,994
2007	5,922	469	5,453
2008	4,579	479	4,100
2009	3,060	488	2,572
2010	2,414	289	2,125
Thereafter	7,224	-	7,224

Total	$30,653	$2,185	$28,468

Rent expense was $4.8 million, $4.8 million and $6.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock-based Compensation

SEC Investigation

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed the Company that it was conducting an informal investigation related to certain stock option grants. On February 25, 2005, the Company filed a current report on Form 8-K, which indicated that the Company believed that the matter was a formal inquiry. The Company is cooperating with the SEC. The Company believes it is substantially complete with regard to producing all documents responsive to document requests and a subpoena. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including the Company’s former auditors.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney, the Company is responding to the subpoena by producing the documents it produces to the staff of the Division of Enforcement of the SEC.

Shareholder Derivative Actions

On or about June 1, 2006, the Company was served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al. in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, the Company was named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al. in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, the Company’s current Secretary and General Counsel and the Company’s former Executive Vice President and President of NYFIX Millennium. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.

On August 30, 2006, the Company was served as a nominal defendant with a complaint (the “Cattelona Complaint”) in a shareholder derivative action titled Cattelona v. Hansen, et al. in the United States District Court for the District of Connecticut.   The Cattelona Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Cattelona Complaint asserts counts against the individual defendants for violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 14(a) of the Exchange Act and Section 20(a) of the Exchange Act, and for breach of fiduciary duty, gross mismanagement and corporate waste. In addition, the Cattelona Complaint asserts a count against four of

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

the individual defendants for unjust enrichment based on claimed backdating of stock option grants to the latter individuals between 1999 and 2002.

On or about September 7, 2006, a complaint (the “Brock Complaint”) was filed in a shareholder derivative action titled Brock v. Hansen, et al. in the United States District Court for the District of Connecticut. The Brock Complaint names the Company as a nominal defendant, as well as the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Brock Complaint asserts a count for an accounting of all stock options granted to the individual defendants, and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract. In addition, the Brock Complaint asserts counts against three individual defendants for rescission and for breach of contract for stock option grants made between 1997 and 2001.

On December 5, 2006, the U.S. District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; for an accounting of all stock options granted to the individual defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium, one of the Company’s subsidiaries. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the present.

In addition, certain shareholders have made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in the Ritchie and McLaughlin suits.

Related Tax Matters

In November 2006, the Company received a document request from the Internal Revenue Service (“IRS”) relating to stock option grants and exercises in connection with the IRS examination of the Company’s returns for the years 2001 and 2004.

The Company has recorded a liability of $0.7 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”) and exposures related to Section 409A of the Internal Revenue Code. Because certain of these options were granted at a price below the fair market value of the Company’s stock on the date of grant and other documentation issues, they do not qualify for ISO tax treatment. As a result, the Company has certain tax exposure as it did not properly withhold income and payroll taxes. The Company also has certain tax exposure, under Section 409A, for employee taxes potentially due on option grants made with exercise prices below fair market value on the date of grant. In 2006, the Company remedied the 409A exposure with respect to directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007 with respect to rank and file employees are currently being evaluated.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The overall tax exposure could be significantly higher if the IRS seeks more than the amounts involved in a recently proposed settlement offer for the years 2003 through 2005 and if the IRS does not accept the Company’s position on the exercise date for the exercise of options and warrants by certain officers and directors with non-recourse loans.

Pending Exercises

Due to the fact that the Company is not current with its SEC reporting obligations, it has not issued shares to employees and directors in connection with the exercise of stock options since July 2005. Certain employees (and former employees) have notified the Company in writing of their intent to exercise; however, the Company has not honored such exercises at this time. The Company may have exposure if the Company’s stock price drops after employees have notified the Company in writing of their intent to exercise. As of December 31, 2005, the Company was notified of intents to exercise aggregating 69,492 shares. The range of fair market values for the Company’s common stock on the dates of these notifications was from $4.25 to $6.75, with a weighted average fair market value for such shares on the notification dates of $5.60. The Company recorded a liability as of December 31, 2005 of $93,000 based on the closing fair market value of $4.26. During 2006, the Company was notified of additional intents to exercise aggregating approximately 1.0 million shares. As of December 31, 2006, the cumulative notifications of intents to exercise aggregate approximately 1.1 million shares. The range of fair market values for the Company’s common stock on the dates of the cumulative notifications was from $4.20 to $7.10, with a weighted average fair market value for such shares on the notification dates of $5.93. The Company’s potential exposure as of December 31, 2006 for declines in its stock price after such notifications, is approximately $70,000 (based on the closing fair market value of $6.30 at December 31, 2006).

The Company may have additional exposure if it cannot settle pending exercises with stock prior to their expiration. While the final settlement amounts as to pending exercises are unknown, as of March 1, 2007 options for approximately 130,000 shares are beyond their original ten-year life. The intrinsic value of these options on the notification date is approximately $500,000.

2005 Restatement Matters

As part of the 2005 Restatement explained in Note 2, significant legal and other judgments were relied upon and applied. These judgments included determinations as to the validity of grants, measurement dates, and other matters, including reliance upon delegated authority with respect to awards issued directly by Mr. Hansen and not later ratified by the Board or Compensation Committee. Any and all of these determinations could be challenged. Additionally, new and possibly significant information may also be located which could lead to different determinations which may require different accounting treatment.

NYFIX Millennium

SEC Inquiry

In connection with the restatement of the Company’s 1999 through 2002 consolidated financial statements relating to its accounting for the losses incurred by NYFIX Millennium filed in May 2004, the Division of Enforcement of the SEC informed the Company by letter dated July 14, 2004 that it was conducting an informal inquiry. On January 25, 2005, the Company filed a current report on Form 8-K, which indicated that the Company believed that the matter was a formal inquiry. The Company cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including the Company’s former auditors. In March 2006, the Company announced that the SEC Enforcement Staff had advised that it is recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual. As a result of the Staff’s recommendation, which is subject to a formal approval process within the SEC, the Company has not been required to produce any more documents or provide additional witnesses for testimony in connection with this inquiry.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Litigation

On May 13, 2004, an action entitled Fuller & Thaler Asset Management v. NYFIX, Inc., et al. was filed in the U.S. District Court for the District of Connecticut. The complaint named the Company, its former Chairman and Chief Executive Officer, two of its former Chief Financial Officers and certain of its directors as defendants. The complaint was filed as a putative class action claim on behalf of all buyers of the Company’s stock between March 30, 2000 and March 30, 2004 and sought an unspecified amount of damages. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, based on the issuance of a series of allegedly false and misleading financial statements and press releases concerning, among other things, the Company’s investment in NYFIX Millennium. On July 20, 2004, the court appointed three different plaintiffs to be the lead plaintiffs, as Fuller & Thaler Asset Management withdrew as the named plaintiff. The action became titled Johnson, et al. v. NYFIX, Inc., et al. On August 19, 2004, the newly named plaintiffs filed a first amended class action complaint, which added, among other things, allegations of violations of Sections 11 and 15 of the Securities Act of 1933, as amended. The new allegations were based fundamentally on the same allegations that the plaintiffs asserted in the original complaint. The defendants filed a motion to dismiss the amended complaint with prejudice on October 6, 2004. The court heard oral arguments on September 27, 2005. On October 3, 2005, the court dismissed all claims without prejudice and granted plaintiffs leave to replead their claims. On November 16, 2005, plaintiffs filed a second amended complaint. The action became titled THS&H Investment Associates LLC, v. NYFIX, Inc., et al, as one of the three named plaintiffs in the first amended complaint, Douglas M. Johnson, withdrew as a named plaintiff. Plaintiffs, purporting to represent a group of former shareholders of Javelin, a company the Company acquired in 2002, allege in the second amended complaint that the former shareholders were defrauded in a 2002 merger transaction. They purported to assert Section 11 and 15 claims against the Company based on certain escrowed shares that plaintiffs alleged they “acquired” after the effective date of the relevant registration statement. The defendants filed a motion to dismiss the second amended class action complaint with prejudice on December 28, 2005. Prior to a ruling by the court, plaintiffs agreed to the dismissal of the action without costs or attorneys’ fees or any consideration of any kind being paid to any party. Based on this agreement, the court dismissed this class action lawsuit in June 2006.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Other

In July 2005, Trading Technologies International, Inc. (“Trading Technologies”), filed a patent infringement action in the United States District Court for the Northern District of Illinois, Civil Action No. 05C 4120, against the Company, NYFIX Overseas and two unaffiliated companies.  Trading Technologies alleged that the defendants were infringing its U.S. Patent Nos. 6,766,304 and 6,772,132, both titled “Click Based Trading with Intuitive Grid Display of Market Depth” (the “Patents”).  Trading Technologies sought a preliminary and permanent injunction and an unspecified amount of damages, including treble damages.  In January 2006, the Company and Trading Technologies announced that they had resolved the lawsuit the previous month with the entry of a consent judgment. In that consent judgment, the Company admitted infringement by a version of NYFIX Overseas’ Derivatives Depth Order Entry Window product incorporating a static price ladder (which had previously been distributed by NYFIX Overseas only to a limited number of its customers). The consent judgment also specifies that the Patents are valid. Under the settlement agreement, the Company agreed not to use or offer to its customers any version of its Derivatives Depth Order Entry Window product that infringes the Patents in the future. Trading Technologies agreed not to sue the Company or its customers for infringement of the Patents based on the sale or use of the Company’s new Derivatives Depth Order Entry Window product. As part of the settlement, Trading Technologies released the Company, NYFIX Overseas and their customers from any past liability for infringement of the Patents. No monetary payment was made by the Company, NYFIX Overseas or Trading Technologies.

During the course of normal business, the Company becomes involved in various routine legal proceedings, including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

As noted separately in the consolidated statements of operations, the Company has incurred costs of $3.1 million, $1.3 million and $0.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, relating to the stock option investigation and subpoenas and the related financial restatements, together with the NYFIX Millennium SEC inquiry, related class action litigation and restatement. In addition, the Company incurred $11.7 million in 2006 related to these matters, a grand jury subpoena related to its stock option grants and related shareholder derivative litigation and will likely continue to incur material amounts going forward. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of Deloitte as its independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters.

Other than the amount described above for employee-related taxes for stock options and pending exercises, the Company, in accordance with SFAS No. 5, Accounting for Contingencies, has not recorded any liability with respect to these matters as it is currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, the Company could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the Company’s financial condition. In addition, other actions may be brought against the Company related to the matters described above.

11.	Stockholders’ Equity

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company’s securities on the Nasdaq National Market, subject to the Company’s filing of its quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC investigation into the Company’s accounting for stock option grants (see Notes 2 and 10), the Company was unable to make this filing by October 31, 2005 and the Company’s common stock was delisted from the Nasdaq National Market on November 1, 2005.

As a result of this delisting, the Company’s common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market. In addition, if the market price of the Company’s common stock is less than $5.00 per share, the Company’s common stock could be considered a penny stock and become subject to the regulations applicable to penny stocks.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stockholders’ Rights Plan

On September 1, 1997, the Board of Directors declared a dividend of a preference share purchase right (a “Right”) for each outstanding share of common stock of the Company held by stockholders of record on September 19, 1997 (the “Rights Agreement”). The number of outstanding Rights was adjusted for the two stock splits of 1.5 to 1.0 occurring in 1999 and 2000. Each share of common stock issued by the Company after such record date has the same Right attached thereto. Each Right entitles the registered holder to purchase from the Company, at any time after a stockholder acquires 20% or more of the Company's outstanding common stock, as set forth in the Rights Agreement, shares of the Company's Series A Preferred Stock (“Preference Stock”). The purchase price is $40 per one one-hundredth of a share of Preference Stock, subject to adjustment as set forth in the Rights Agreement.

Each share of Preference Stock will be entitled to a minimum preferential quarterly dividend payment of $1 per share but will be entitled to an aggregate dividend of one hundred times the dividend declared per share of common stock. In the event of liquidation, the holders of the Preference Stock will be entitled to a minimum preferential liquidation payment of $100 per share but will be entitled to an aggregate payment of one hundred times the payment made per share of common stock. Each share of Preference Stock will have one hundred votes, voting together with the shares of common stock. In the event of any merger, consolidation or other transaction in which shares of common stock are exchanged, each share of Preference Stock will be entitled to receive one hundred times the amount received per share of common stock.

Because of the nature of the Preference Stock’s dividend, liquidation and voting rights, the value of one one-hundredth interest in a share of Preference Stock purchasable upon exchange of each Right should approximate the value of one share of common stock.

On September 4, 2006, the Rights Agreement was amended to exclude the acquisition by Warburg Pincus Private Equity IX, L.P. (“Warburg”) of the 1.5 million shares of Series B Voting Convertible Preferred Stock issued on October 12, 2006 (see Note 20) from triggering the exercise period for the Rights.

Common Stock and Treasury Stock

At December 31, 2002, the Company had outstanding 31,119,258 shares of common stock, with 1,301,300 held in treasury.

In July 2003, in connection with its acquisition of the remaining 82% of Renaissance (see Note 4), the Company issued 462,286 shares of its common stock into an irrevocable trust for the benefit of certain unitholders of Renaissance, having a fair value of $2.7 million and issued 59,653 shares of the Company’s common stock with selling restrictions to certain unitholders of Renaissance, having a fair value of $343,000. In connection with the acquisition of Renaissance, the Company acquired in treasury 60,000 shares of its common stock that it had issued to Renaissance unitholders in connection with its original investment in Renaissance, and which Renaissance had subsequently acquired. The Company recorded the receipt of the treasury stock at the then current market value of $380,000. In addition, during 2003, the Company issued an aggregate of 279,978 shares pursuant to the exercise of employee stock options.

In July 2004, the Company issued 51,828 shares of its common stock to certain noteholders of Renaissance as the first principal payment under the promissory notes, valued at $246,000. In April and September 2004, pursuant to notice from certain noteholders after the Company’s technical default, as to timely periodic reporting, on the promissory notes, the Company issued, in the aggregate, 388,616 shares

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

of its common stock (of which 13,270 was issued from its treasury stock) as payment for $2.0 million in principal amount of such notes. In October 2004, the Company issued an additional 20,800 shares of its common stock, from its treasury stock to certain unitholders of Renaissance in connection with a price protection provision. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates of $321,000 during 2004 was charged directly to retained earnings. In addition, during 2004, the Company issued an aggregate of 103,211 shares pursuant to the exercise of employee stock options.

During 2005, the Company issued 85,738 shares from treasury stock to the EuroLink promissory noteholders as payment towards the notes with an aggregate market value agreed in April 2005 of $408,000. Pursuant to receiving default notices from certain of the Renaissance noteholders, as a result of not being current with SEC filings, the Company, in April 2005, issued 16,801 shares from treasury stock with an aggregate market price of $84,000 in full settlement of certain notes. In July 2005, the Company issued 36,401 shares from treasury stock with an aggregate market price of $218,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates of $1,280,000 during 2005 was charged directly to retained earnings. In addition, during 2005, the Company issued an aggregate of 31,433 shares pursuant to the exercise of employee stock options.

As a result of the foregoing activity, the Company had the following shares issued, held in treasury and outstanding as of the years ending December 31, 2005, 2004 and 2003:

	2005	2004	2003
Shares issued	33,784,293	33,752,860	33,222,475
Shares held in treasury	(1,188,290)	(1,327,230)	(1,361,300)

Shares outstanding	32,596,003	32,425,630	31,861,175

2003 includes 22,500 shares issued for a non-recourse note outstanding at year end.

Minority Interest

In 1999, the Company and seven global investment banks and brokerage firms formed NYFIX Millennium, a broker-dealer that offers a real-time anonymous automated matching and routing system for equity trading. In 2001, four additional global investment banks and brokerage firms were admitted as partners to NYFIX Millennium. All eleven partners were paid an option premium in the form of the Company’s stock to allow the Company to increase its ownership interest in NYFIX Millennium from 50% to 80%. Since the value of the Company’s stock used as consideration for the option premium exceeded the cash equity investments by the partners, the option transaction was deemed to lack economic substance as the partners lacked any investment risk in NYFIX Millennium. As a result, the Company accounted for the cash contributed to NYFIX Millennium by the partners as its investment and has included 100% of the losses incurred by NYFIX Millennium since inception in its financial statements. In 2002, the Company exercised its option to increase its ownership interest in NYFIX Millennium to 80%. If and when NYFIX Millennium achieves profitability on a cumulative basis and has the ability to repay all debt outstanding, 24% of such profits will be allocated to the other partners in accordance with the contractual agreement among the parties.

Loss per Share

The Company’s basic loss per common share (“EPS”) was calculated based on the net loss available to common stockholders and the weighted-average number of shares outstanding during the reporting period. Incremental shares of 1,924,000, 1,167,000 and 1,341,000 representing potential shares from

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

stock options exercised and conversion of debt were excluded from the loss per share calculations for the years ended December 31, 2005, 2004 and 2003, respectively, as their effect was anti-dilutive.

12.	Income Taxes

Significant components of the income tax provision were as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
		(As Restated - see Note 2)
Current tax provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-

	-	-	-

Deferred tax provision:
Federal	109	109	27
State	39	39	10
Foreign	-	-	-

	148	148	37

	148	148	37
Benefit applied to reduce goodwill	41	41	10

Income tax provision	$189	$189	$47

The United States and foreign components of loss before income tax provision were as follows for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	(in thousands)
		(As Restated - see Note 2)
United States	$(4,128)	$(12,677)	$(15,244)
Foreign	(2,100)	(1,493)	(80)

Total	$(6,228)	$(14,170)	$(15,324)

The Company’s effective tax (benefit) rate differs from the federal statutory rate of 35% as follows for the years ended December 31, 2005, 2004 and 2003:

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2005	2004	2003

Statutory federal tax (benefit) rate	(35)%	(35)%	(35)%
State and local taxes, net of federal benefit	(7)%	(7)%	(7)%
Foreign tax rate differential	(1)%	0%	0%
Tax credits	0%	0%	(3)%
Valuation allowance	43%	41%	44%
Other	3%	2%	1%

Effective tax (benefit) rate	3%	1%	0%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following at December 31, 2005 and 2004:

	2005	2004
	(in thousands)
		(As Restated - see Note 2)
Deferred tax assets:
Bad debt expense	$592	$984
Deferred revenue	1,159	913
Intangible asset amortization	606	525
Compensation expense attributable to stock options	4,740	17,131
Restructuring charge	503	733
Capitalized product enhancement costs	1,639	1,360
Net operating loss carryforwards	17,302	14,264
Basis difference in NYFIX Millennium	3,080	3,703
Research and development tax credit carryforwards	1,600	1,611
Other	392	188

Total deferred tax assets	31,613	41,412

Deferred tax liabilities:
Depreciation and amortization	494	447
Amortization of goodwill related to Renaissance	332	185
Other	56	55

Total deferred tax liabilities	882	687

Net deferred tax assets	30,731	40,725
Valuation allowance	(31,063)	(40,910)

Net deferred tax liabilities	$(332)	$(185)

At December 31, 2005, the Company had federal net operating loss carryforwards (“NOLs”) of $39.7 million, which may be used to offset future taxable income, if any. The Company’s federal NOLs expire between 2021 and 2025. A portion of the Company’s federal NOLs ($4.1 million) associated with the Javelin acquisition is subject to an annual limitation of $2.2 million, as defined in Section 382 of the Internal Revenue Code. At December 31, 2005, the tax benefits available on state and local returns for NOLs were $4.7 million, with portions expiring at various dates from 2009 to 2025. Portions of the federal and state research and development tax credit carryforwards outstanding at December 31, 2005 expire at various dates from 2016 to 2023. As described in Note 1, the Company maintains a valuation allowance in accordance with SFAS 109 of $31.1 million and $40.9 million on its net deferred tax assets at December 31, 2005 and 2004, respectively. These amounts exclude the offsetting impact of the

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

deferred tax liability for amortization of goodwill related to Renaissance due to its indefinite life. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets. The net deferred tax liabilities as of December 31, 2005 and 2004 are included in other long term liabilities in the accompanying consolidated balance sheet.

The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company’s stock option plans give rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes.

Compensation expense attributable to non-qualified stock options granted gives rise to a temporary difference and is not deductible by the Company for federal and state income tax purposes until stock options are exercised. When stock options are canceled prior to being exercised, the Company does not receive any tax benefit and records the reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance. Such reductions in deferred tax assets related to awards that were either cancelled or voided were $12.5 million and $0.3 million during the years ended December 31, 2005 and 2004, respectively.

13.     Related Party Transactions

During 2005, Richard Y. Roberts, a director since October 2005, was a partner of Thelen Reid & Priest, LLP, a firm which represented the Company in various matters. In 2005, the Company incurred approximately $322,000 in connection with legal services and related expenses.

During 2004, the Company had a note receivable of $70,000, plus accrued interest, from a former Chief Financial Officer in connection with his exercise of options for the Company's common stock, with an annual interest rate of 5.5%, and a maturity date of May 13, 2004. In addition, the Company had a note receivable of $300,000 plus accrued interest from the same former officer, with an annual interest rate of 5.5%, and a maturity date of July 2, 2004.

On July 27, 2004, the Company received notes from the same former officer for $76,000 and $318,000 to replace notes that matured on May 13, 2004 and July 2, 2004, respectively. Both notes matured on July 27, 2006, accrued interest annually at 4.0% and were collateralized by assets in a brokerage account of the former officer, which consisted of shares of the Company’s stock. The $76,000 note was related to the former officer’s previous exercise of options for the Company’s common stock. Subsequent to July 27, 2004 and through December 31, 2004, repayments were made on each of these two notes in the amounts of $10,000 and $33,000, respectively. The remaining balance of such notes was paid in full in July 2006.

During 2003, the Company received payments of $148,000 and $297,000, respectively, from a former officer and the Company’s then CEO under notes related to previous exercise of options for the Company’s common stock.

14.      Employee Benefit Plans

The Company sponsors a 401(k) retirement plan (the “401(k) Plan”) covering substantially all of its United States employees who meet eligibility requirements. The 401(k) Plan permits participants to contribute a percentage of their annual compensation, as defined, not to exceed the Federal limits. The 401(k) Plan permits the Company to match a portion of the employees' contributions. The Company matched employees’ contributions up to 3% of their annual compensation, subject to limitations, in each of 2005, 2004 and 2003. The Company’s contributions under the 401(k) Plan are discretionary.

The Company also maintains various benefit plans for its international employees. The Company may make discretionary contributions to these plans.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The aggregate cost of contributions made by the Company to all employee benefit plans were $0.7 million, $0.8 million and $0.6 million in 2005, 2004 and 2003, respectively.

15. Stock Option Plans

As described in Note 2, the Company has performed a detailed forensic review of its historical stock-based awards. As a result of this review, the Company has identified certain stock option grants that may not comply with certain terms of the respective stock option plans then in effect. For employees not involved in the grant approval process, the Company has determined it appropriate to honor all such awards as they appear in the Company’s records. For directors and for officers involved in the grant approval process, the Company has either voided or adjusted the exercise prices for such awards where, based on the state of the documentation or process involved, there is doubt as to the appropriateness of the Company’s prior practices regarding grant date and/or exercise price. In addition, the Company has determined that stock options issued to employees directly by Mr. Hansen, as CEO, and not later ratified by the Board of Directors or the Compensation Committee were validly issued under a long standing practice of implied delegated authority.

Although not specifically stated in the 2001 Plan and the 1991 Plan, the Company’s practice was to allow option recipients who terminated their employment for any reason other than disability, death or misconduct to have a 90 day period following the date of termination in which to exercise any options that had vested prior to the termination of service.

2001 Stock Option Plan

On March 13, 2001, the Company’s Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) under which a total of 2,000,000 shares of the Company’s common stock were authorized for issuance. The 2001 Plan was approved at the Company’s Annual Meeting of Stockholders held on June 4, 2001. In 2002, the Company amended the 2001 Plan to increase the total number of shares of the Company’s common stock available for issuance to 3,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 10, 2002. Pursuant to the 2001 Plan, as amended, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. The Board of Directors, or a committee to whom the Board of Directors has delegated authority, selects individuals to whom options are granted. Generally, options become exercisable over a three-year period and expire in ten years. The exercise price of stock options granted under the 2001 Plan must be at least equal to the fair market value of the Company’s stock at the date of grant, as defined. The 2001 Plan became effective on May 1, 2001 and expires on April 30, 2011. The Company intends to file a Form S-8 Registration Statement in 2007 to register the additional 1,500,000 authorized shares related to the 2002 amendment to the 2001 Plan. At December 31, 2005, stock options to purchase 2,956,717 shares of the Company’s common stock under the 2001 Plan were outstanding.

Javelin Stock Option Plan

As a result of the Company’s acquisition of Javelin on March 31, 2002, the Company assumed the Javelin 1999 Stock Option Plan, as amended (the “Javelin Plan”). The Javelin Plan authorized grants of options to purchase the common stock of Javelin, and after the acquisition authorized grants of options to purchase the common stock of the Company. At the acquisition date, the Javelin options then outstanding were converted into options to purchase the common stock of the Company at a conversion rate of 0.51 to one and the converted options had a term equal to the then remaining term of the Javelin options. The options outstanding under the Javelin Plan were fully vested at the time of the Company’s acquisition of

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Javelin pursuant to a change of control clause within the Javelin Plan. Generally, options granted under the Javelin Plan have a term of ten years. The exercise price per share may be less than, equal to or greater than the fair market value per share of the Company’s common stock on the grant date. Pursuant to the Javelin Plan, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. The Javelin Plan became effective on July 1, 1999 and expires on June 30, 2009. At December 31, 2005, stock options to purchase 256,597 shares of the Company’s common stock under the Javelin Plan were outstanding.

1991 Stock Option Plan

On March 30, 1999, the Company’s Board of Directors adopted the first amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan (the “1991 Plan”). The 1991 Plan was amended to increase the number of shares of common stock available for issuance upon exercise of options granted thereunder from 1,500,000 shares to 2,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 7, 1999. The number of shares authorized for issuance increased from 2,500,000 to 3,750,000 due to a 3 for 2 stock split effective November 15, 1999. The number of shares authorized for issuance under the 1991 Plan increased from 3,750,000 to 5,625,000 due to a 3 for 2 stock split effective April 4, 2000. On March 29, 2000, the Board of Directors adopted the second amendment to the 1991 Plan. Under this amendment, the number of shares authorized for issuance was increased from 5,625,000 shares to 6,625,000 shares of common stock. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 5, 2000. Generally, options granted became exercisable over a three-year period and expire in ten years. The 1991 Plan expired on June 23, 2001. At December 31, 2005, stock options to purchase 1,869,433 shares of the Company’s common stock under the 1991 Plan were outstanding.

Equity Compensation Not Approved by the Company’s Stockholders

In 2001, the Company intended to issue stock options to purchase 171,176 shares, reflecting the then estimation of the remaining amount available under the 1991 Plan. However, by the time former management had determined the grantees and completed the granting process, the 1991 Plan had expired. Of the 171,176 options, 103,176 options were granted by year-end 2001 and 68,000 in 2002. As a result, these awards are now considered issued outside of a shareholder approved plan. At December 31, 2005, stock options to purchase 74,500 shares from this issuance remain outstanding.

As a result of the findings of the Company’s internal review over historical stock-based compensation awards described in Note 2, certain of the awards disclosed above as outstanding at December 31, 2005 from the 2001 Plan and the 1991 Plan may also be considered as having been made outside of a shareholder approved plan. Based on the SEC Staff guidance to industry dated September 19, 2006, any such legal determination would not impact the Company’s accounting for such awards as the Company has consistently honored these awards through the issuance of stock and intends to continue to do so in the future.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

A summary of activity under stock option plans for 2005, 2004 and 2003, follows:

	2005			2004 (As Restated)			2003 (As Restated)
Options (1)	Shares		Weighted average exercise price	Shares		Weighted average exercise price	Shares		Weighted average exercise price

Outstanding at beginning of the year	6,758,406		$10.74	6,741,543		$11.13	7,170,858		$11.11
Grants with exercise prices:
Below fair market value on Grant Date (5)	2,000		$4.75	83,000		$5.51	268,000		$4.95
At fair market value on Grant Date (5)	91,000		$5.32	539,700		$6.62	166,000		$5.98
Above fair market value on Grant Date (5)	4,000		$5.77	84,000		$6.18	185,000		$5.12
Exercised	(31,433)		$3.98	(125,711	) (3)	$3.71	(426,227	) (2)	$2.43
Cancelled	(1,666,726)		$11.92	(564,126)		$11.53	(622,088)		$11.03

Outstanding at end of the year	5,157,247	(4)	$10.31	6,758,406		$10.74	6,741,543		$11.13

Exercisable at end of the year	4,491,280	(4)	$10.76	5,431,268		$11.70	5,321,720		$11.80

	Shares	Weighted average fair value		Weighted average fair value		Weighted average fair value

Weighted average fair value of options granted:
Below fair market value on Grant Date (5)	2,000	$3.01	83,000	$4.34	268,000	$4.36
At fair market value on Grant Date (5)	91,000	$3.75	539,700	$1.55	166,000	$4.85
Above fair market value on Grant Date (5)	4,000	$2.77	84,000	$3.95	185,000	$2.87

(1) This table does not include 275,625 shares under warrants deemed exercised in 2003 as a result of the satisfaction of non-recourse notes.

(2) Includes 146,250 shares from options deemed to be exercised due to the satisfaction of non-recourse notes.

(3) Includes 22,500 shares from options deemed exercised through conversion of a non-recourse note to a recourse note.

(4) Includes 69,492 shares related to pending exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.12 per share.

(5) Grant date is based on SFAS 123 definition.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table summarizes information about stock options outstanding and exercisable at December 31, 2005:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Low	High
$1.61	$3.00	580,033	1.7	$2.24	580,033	$2.24
$3.01	$4.50	1,194,183	6.3	$3.92	1,172,350	$3.91
$4.51	$6.00	440,500	7.8	$5.17	217,333	$5.14
$6.01	$8.50	734,613	7.2	$6.96	435,146	$7.03
$8.51	$12.50	675,750	5.8	$11.60	660,750	$11.67
$12.51	$40.19	1,532,168	4.9	$20.84	1,425,668	$21.42

		5,157,247	5.6	$10.31	4,491,280	$10.76

The fair value of each option award is estimated on the date of grant using a Black-Scholes-Merton option pricing model with the following assumptions:

	2005	2004	2003

Average risk-free interest rate	3.6%	3.1%	2.7%
Average expected life in years	5.5	4.7	4.6
Expected volatility	80%	82%	83%
Expected dividend yield	0%	0%	0%

The fair value of stock options granted under the Plans during 2005 was approximately $0.4 million. As disclosed in Note 1, pro forma compensation expense associated with options granted under the Plans during 2005, 2004 and 2003 was approximately $2.3 million, $4.2 million and $9.7 million, respectively.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Stock-based compensation expense for 2005, 2004 and 2003 are shown below, by expense category as presented in the Company’s Statements of Operations:

(in thousands)
2005
Cost of subscription and maintenance			$ 50
Cost of product sales and services			9
Cost of transaction			5
Selling, general and administrative			141

			$ 205

	As Previously Reported	Restatement Adjustment (Note 2)	As Restated

2004
Cost of subscription and maintenance	$ 17	$ 31	$ 48
Cost of product sales and services	-	6	6
Cost of transaction	7	3	10
Selling, general and administrative	223	302	525

	$ 247	$ 342	$ 589

2003
Cost of subscription and maintenance	$ 54	$ 87	$ 141
Cost of product sales and services	2	30	32
Cost of transaction	10	17	27
Selling, general and administrative	636	2,909	3,545

	$ 702	$ 3,043	$ 3,745

16.      Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), the Company is reporting certain information relating to its operating segments. In the fourth quarter of 2005, the Company was reorganized into four operating divisions through which the Company’s chief operating decision makers, principally the Chief Executive Officer and Chief Financial Officer, began managing the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

FIX Division. The FIX Division provides software and consultative services to enable global financial institutions to utilize the industry established Financial Information Exchange Protocol for messaging, monitoring and processing transaction information. The FIX Division also provides messaging channels for institutions who are members of its trading community for order routing and other value-added services.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Order Management Systems (“OMS”) Division. The OMS Division provides software applications for desktop and wireless handheld management of New York Stock Exchange and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions.

Order Book Management Systems (“OBMS”) Division. The OBMS Division specialized in electronic trading solutions for the global derivatives markets and offered order management workstations and exchange interfaces. The OBMS Division was operated through the Company’s NYFIX Overseas, Inc. subsidiary which was sold in August 2006.

Transaction Services Division. The Transaction Services Division is comprised of the three U.S. registered broker-dealer subsidiaries, NYFIX Millennium, NYFIX Transaction and NYFIX Clearing together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Transaction provides direct electronic market access and algorithmic trading products. NYFIX Millennium and NYFIX Transaction also resell certain products and services offered by the FIX Division and the OMS Division. NYFIX Clearing clears trades on behalf of NYFIX Millennium and NYFIX Transaction and operates a matched-book stock borrow/stock loan business.

Reportable segment information for 2004 and 2003 has been restated to conform to the current presentation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in Note 1. Previously the FIX Division, the OMS Division and the OBMS Division were included in the Technology Services segment.

For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for more than 10% of consolidated revenue.

The Company does not currently break-out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents information by reportable segment for the years ended December 31, 2005, 2004 and 2003:

(in thousands)	FIX Division	OMS Division	OBMS Division (1)	Transaction Services Division	Reconciling Items (2)	Total
2005
Revenue - external customers	$37,215	$21,786	$8,824	$29,792	$--	$97,617
Revenue (cost of revenues), net - intersegment	2,599	1,179	(306)	(3,472)	--	--

Net revenue	39,814	22,965	8,518	26,320	--	97,617

Operating income (loss)	5,073	(4,211)	(4,193)	822	(3,069)	(5,578)
Depreciation and amortization	4,403	5,827	1,328	2,488	--	14,046
Goodwill	48,404	--	--	9,830	--	58,234

2004
Revenue - external customers	$26,902	$21,305	$9,186	$17,423	$--	$74,816
Revenue (cost of revenues), net - intersegment	1,450	1,110	--	(2,560)	--	--

Net revenue	28,352	22,415	9,186	14,863	--	74,816

Operating (loss)	(3,416)	(120)	(1,400)	(4,967)	(3,508)	(13,411)
Depreciation and amortization	4,270	5,719	1,379	2,797	--	14,165
Goodwill	48,424	--	--	9,851	--	58,275

2003
Revenue - external customers	$22,834	$21,873	$7,128	$14,343	$--	$66,178
Revenue (cost of revenues), net - intersegment	1,542	947	--	(2,489)	--	--

Net revenue	24,376	22,820	7,128	11,854	--	66,178

Operating (loss) income	(8,768)	(945)	(1,218)	(5,145)	253	(15,823)
Depreciation and amortization	3,826	5,221	1,248	2,688	--	12,983
Loss from equity affiliate	--	2,153	--	--	--	2,153
Goodwill	49,579	--	--	9,872	--	59,451

(1) The OBMS Division was disposed of in 2006 with the sale of NYFIX Overseas, Inc., see Note 20. Beginning in the third quarter of 2006, the results of the OBMS Division will be reflected as discontinued operations.

(2) Reconciling items include restatement and SEC inquiry expenses, corporate restructuring costs and certain corporate items which are not allocated to reportable segments.

Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The following table presents information by geographic area for the years ended December 31, 2005, 2004 and 2003:

(in thousands)	United States	Foreign	Total

2005
Revenue	$ 85,710	$ 11,907	$ 97,617
Long-lived assets	84,463	3,119	87,582

2004
Revenue	$ 65,493	$ 9,323	$ 74,816
Long-lived assets	88,358	3,635	91,993

2003
Revenue	$ 59,406	$ 6,772	$ 66,178
Long-lived assets	89,509	2,610	92,119

17.     Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Year

Allowance for doubtful accounts:	(in thousands)
Year ended December 31, 2005	$ 2,107	$ 481	$ 1,175	$ 1,413

Year ended December 31, 2004	$ 1,839	$ 763	$ 495	$ 2,107

Year ended December 31, 2003	$ 1,207	$ 2,831	$ 2,199	$ 1,839

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Year

Allowance for inventory obsolescence	(in thousands)
Year ended December 31, 2005	$ 238	$ 248	$ 137	$ 349

Year ended December 31, 2004	$ 195	$ 43	$ -	$ 238

Year ended December 31, 2003	$ 160	$ 35	$ -	$ 195

18. Supplemental Cash Flow Information

Information about the cash flow activities related to acquisitions during the years ended December 31, 2004 and 2003 follows:

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2004	2003
	(in thousands)

Fair value of net assets acquired, net of cash acquired	$(474)	$(8,033)
Promissory note converted to equity	-	1,560
Fair value of capital contributed	-	3,181
Fair value of notes issued	450	2,702
Common stock issued	-	2,997
Treasury stock acquired	-	(380)
Pre-acquisition investment basis	-	(2,173)
Javelin working capital adjustment settlement	1,250	-

Cash acquired from acquisitions, net of payments / (payments for acquisitions, net of cash acquired)	$1,226	$(146)

Information about other cash flow activities during the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
	(in thousands)

Supplemental disclosures of cash flow information:
Cash paid for interest	$704	$266	$126
Cash paid (refunded) for income taxes, net	$(286)	$128	$(2,186)
Supplemental schedule of noncash investing and
financing information:
Capital lease obligations incurred for the purchase of property and equipment	$891	$1,472	$-
Common stock and treasury stock issued for promissory note payments	$708	$2,342	$-
Unrealized loss on available-for-sale securities	$-	$-	$107

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

19.     Quarterly Financial Data (Unaudited)

The following tables present selected unaudited consolidated quarterly financial information as restated for the first quarter of 2005 and each of the quarters in 2004 from previously reported information filed on Form 10-Q and/or Form 10-K, as a result of the restatement of the Company’s financial results discussed in Note 2. The following tables also present selected unaudited consolidated financial information for the second and third quarters of 2005, which information has not previously been filed on Form 10-Q as well as the fourth quarter of 2005.

Summary Quarterly Data

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts) (Unaudited)
	As Restated
2005
Revenue	$23,764	$23,955	$24,426	$25,472
Gross profit	$11,677	$10,942	$11,085	$10,883
Income (loss) from operations	$287	$(1,225)	$(842)	$(3,798)
Net income (loss)	$106	$(1,632)	$(989)	$(3,902)
Basic and diluted income (loss) per share	$0.00	$(0.05)	$(0.03)	$(0.12)
Basic and diluted weighted average common
shares outstanding	32,426	32,439	32,575	32,596

	As Restated	As Restated	As Restated	As Restated
2004
Revenue	$17,162	$17,968	$19,586	$20,100
Gross Profit	$7,405	$7,928	$8,792	$8,576
Loss from operations	$(1,801)	$(4,993)	$(1,972)	$(4,645)
Net loss	$(1,892)	$(5,210)	$(2,023)	$(5,234)
Basic and diluted loss per share	$(0.06)	$(0.16)	$(0.06)	$(0.16)
Basic and diluted weighted average common
shares outstanding	31,850	32,220	32,331	32,399

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Previously Unreported Periods

	Second Quarter 2005	Third Quarter 2005	Fourth Quarter 2005
	(in thousands, except per share amounts) (Unaudited)
Quarterly Data: Year Ended December 31, 2005

Revenue:
Subscription and maintenance	$15,674	$15,517	$15,706
Product sales and services	1,947	2,051	2,696
Transaction	6,334	6,858	7,070

Total revenue	23,955	24,426	25,472

Cost of revenue:
Subscription and maintenance	7,643	8,148	8,460
Product sales and services	1,139	1,374	1,497
Transaction	4,231	3,819	4,632

Total cost of revenue	13,013	13,341	14,589

Gross profit	10,942	11,085	10,883

Operating expense:
Selling, general and administrative	10,933	10,897	13,014
Restatement and SEC investigation expenses	737	577	1,097
Depreciation and amortization	497	453	570

Loss from operations	(1,225)	(842)	(3,798)
Interest expense	(166)	(167)	(205)
Investment income	60	67	84
Other (expense) income, net	(254)	1	64

Loss before income tax provision	(1,585)	(941)	(3,855)
Income tax provision	47	48	47

Net loss	$(1,632)	$(989)	$(3,902)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.12)

Basic and diluted weighted average common shares outstanding	32,439	32,575	32,596

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Restated Periods

	First Quarter 2005
(in thousands, except per share amounts)		Adjustments (2)
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Quarterly Data (Unaudited): Year Ended December 31, 2005

Revenue:
Subscription and maintenance	$15,311	$-	$-	$162	$-	$15,473
Product sales and services	2,409	-	-	(78)	-	2,331
Transaction	5,960	-	-	-	-	5,960

Total revenue	23,680	-	-	84	-	23,764

Cost of revenue:
Subscription and maintenance	7,594	7	(75)	-	-	7,526
Product sales and services	1,292	2	-	-	-	1,294
Transaction	3,278	-	(11)	-	-	3,267

Total cost of revenue	12,164	9	(86)	-	-	12,087

Gross profit	11,516	(9)	86	84	-	11,677
Operating expense:
Selling, general and administrative	10,304	(35)	-	(78)	-	10,191
Restatement and SEC investigation expenses	658	-	-	-	-	658
Depreciation and amortization	541	-	-	-	-	541

Income from operations	13	26	86	162	-	287
Interest expense	(190)	-	-	-	-	(190)
Investment income	56	-	-	-	-	56
Other (expense) income, net	-	-	-	-	-	-

Loss before income tax provision	(121)	26	86	162	-	153
Income tax provision	14	-	-	-	33	47

Net (loss) income	$(135)	$26	$86	$162	$(33)	$106

Basic and diluted (loss) income per common share	$(0.00)	$0.00	$0.00	$0.00	$(0.00)	$0.00

Basic and diluted weighted average common
shares outstanding	32,426	-				32,426

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

(2) For a discussion of the restatement adjustments, see Note 2 - Restatement of Consolidated Financial Statements

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	First Quarter 2004
(in thousands, except per share amounts)		Adjustments (2)
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Quarterly Data (Unaudited): Year Ended December 31, 2004

Revenue:
Subscription and maintenance	$11,785	$-	$-	$120	$-	$11,905
Product sales and services	1,988	-	-	(134)	-	1,854
Transaction	3,363	-	40	-	-	3,403

Total revenue	17,136	-	40	(14)	-	17,162

Cost of revenue:
Subscription and maintenance	6,600	3	(75)	-	-	6,528
Product sales and services	1,140	-	-	-	-	1,140
Transaction	2,083	(2)	8	-	-	2,089

Total cost of revenue	9,823	1	(67)	-	-	9,757

Gross profit	7,313	(1)	107	(14)	-	7,405

Operating expense:
Selling, general and administrative	8,540	(140)	211	-	-	8,611
Restatement and SEC investigation expenses	54	-	-	-	-	54
Depreciation and amortization	541	-	-	-	-	541

Loss from equity affiliate	74	-	(74)	-	-	-

Loss from operations	(1,896)	139	(30)	(14)	-	(1,801)

Interest expense	(82)	-	(8)	-	-	(90)
Investment income	46	-	-	-	-	46
Other (expense) income, net	-	-	-	-	-	-

Loss before income tax (benefit) provision	(1,932)	139	(38)	(14)	-	(1,845)
Income tax (benefit) provision	(772)	-	-	-	819	47

Net loss	$(1,160)	$139	$(38)	$(14)	$(819)	$(1,892)

Basic and diluted loss per common share	$(0.04)	$0.00	$(0.00)	$(0.00)	$(0.03)	$(0.06)

Basic and diluted weighted average common
shares outstanding	31,873	(23)				31,850

(1)  Includes certain reclassifications to conform to the current year’s presentation as described in Note 1 - Reclassifications

(2)  For a discussion of the restatement adjustments, see Note 2 - Restatement of Consolidated Financial Statements

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Second Quarter 2004
(in thousands, except per share amounts)		Adjustments (2)
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Quarterly Data (Unaudited): Year Ended December 31, 2004

Revenue:
Subscription and maintenance	$12,680	$-	$-	$118	$-	$12,798
Product sales and services	2,055	-	-	(379)	-	1,676
Transaction	3,494	-	-	-	-	3,494

Total revenue	18,229	-	-	(261)	-	17,968

Cost of revenue:
Subscription and maintenance	6,624	11	(75)	-	-	6,560
Product sales and services	1,094	2	-	-	-	1,096
Transaction	2,393	2	(11)	-	-	2,384

Total cost of revenue	10,111	15	(86)	-	-	10,040

Gross profit	8,118	(15)	86	(261)	-	7,928
Operating expense:
Selling, general and administrative	9,434	115	-	-	-	9,549
Restatement and SEC investigation expenses	218	-	-	-	-	218
Depreciation and amortization	628	-	(1)	-	-	627
Restructuring charge (3)	2,527	-	-	-	-	2,527

Loss from operations	(4,689)	(130)	87	(261)	-	(4,993)
Interest expense	(192)	-	1	-	-	(191)
Investment income	17	-	-	-	-	17
Other (expense) income, net	4	-	-	-	-	4

Loss before income tax (benefit) provision	(4,860)	(130)	88	(261)	-	(5,163)
Income tax (benefit) provision	(1,890)	-	-	-	1,937	47

Net loss	$(2,970)	$(130)	$88	$(261)	$(1,937)	$(5,210)

Basic and diluted loss per common share	$(0.09)	$0.00	$0.00	$(0.01)	$(0.06)	$(0.16)

Basic and diluted weighted average common
shares outstanding	32,243	(23)				32,220

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

(2) For a discussion of the restatement adjustments, see Note 2 - Restatement of Consolidated Financial Statements

(3) As described in Note 7, the Company recorded a restructuring charge of $2.5 million in the second quarter of 2004.

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Third Quarter 2004
(in thousands, except per share amounts)		Adjustments (2)
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Quarterly Data (Unaudited): Year Ended December 31, 2004

Revenue:
Subscription and maintenance	$13,486	$-	$-	$156	$-	$13,642
Product sales and services	2,547	-	-	(60)	-	2,487
Transaction	3,457	-	-	-	-	3,457

Total revenue	19,490	-	-	96	-	19,586

Cost of revenue:
Subscription and maintenance	6,926	9	(75)	-	-	6,860
Product sales and services	1,219	1	-	-	-	1,220
Transaction	2,722	2	(10)	-	-	2,714

Total cost of revenue	10,867	12	(85)	-	-	10,794

Gross profit	8,623	(12)	85	96	-	8,792
Operating expense:
Selling, general and administrative	9,291	248	-	(1)	-	9,538
Restatement and SEC investigation expenses	685	-	-	-	-	685
Depreciation and amortization	540	-	1	-	-	541

Loss from operations	(1,893)	(260)	84	97	-	(1,972)
Interest expense	(32)	-	-	-	-	(32)
Investment income	28	-	-	-	-	28
Other (expense) income, net	-	-	-	-	-	-

Loss before income tax (benefit) provision	(1,897)	(260)	84	97	-	(1,976)
Income tax (benefit) provision	21,642	-	-	-	(21,595)	47

Net loss	$(23,539)	$(260)	$84	$97	$21,595	$(2,023)

Basic and diluted loss per common share	$(0.73)	$(0.01)	$0.00	$0.01	$0.67	$(0.06)

Basic and diluted weighted average common
shares outstanding	32,338	(7)				32,331

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

(2)  For a discussion of the restatement adjustments, see Note 2 - Restatement of Consolidated Financial Statements

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	Fourth Quarter 2004
(in thousands, except per share amounts)		Adjustments (2)
	As Previously Reported (1)	Stock-based Compensation	Acquisitions and Investments	Revenue Recognition	Income Taxes	As Restated
Quarterly Data (Unaudited): Year Ended December 31, 2004

Revenue:
Subscription and maintenance	$13,468	$-	$-	$161	$-	$13,629
Product sales and services	2,339	-	-	(341)	-	1,998
Transaction	4,473	-	-	-	-	4,473

Total revenue	20,280	-	-	(180)	-	20,100

Cost of revenue:
Subscription and maintenance	7,397	8	(75)	-	-	7,330
Product sales and services	1,216	3	-	-	-	1,219
Transaction	2,984	1	(10)	-	-	2,975

Total cost of revenue	11,597	12	(85)	-	-	11,524

Gross profit	8,683	(12)	85	(180)	-	8,576
Operating expense:
Selling, general and administrative	12,195	79	-	49	-	12,323
Restatement and SEC investigation expenses	303	-	-	-	-	303
Depreciation and amortization	595	-	-	-	-	595

Loss from operations	(4,410)	(91)	85	(229)	-	(4,645)
Interest expense	(488)	-	-	-	-	(488)
Investment income	50	-	-	-	-	50
Other (expense) income, net	(103)	-	-	-	-	(103)

Loss before income tax (benefit) provision	(4,951)	(91)	85	(229)	-	(5,186)
Income tax (benefit) provision	82	-	-	-	(34)	48

Net loss	$(5,033)	$(91)	$85	$(229)	$34	$(5,234)

Basic and diluted loss per common share	$(0.16)	$0.00	$0.00	$(0.00)	$0.00	$(0.16)

Basic and diluted weighted average common
shares outstanding	32,399	-				32,399

(1) Includes certain reclassifications to conform to the current year's presentation as described in Note 1 - Reclassifications

(2) For a discussion of the restatement adjustments, see Note 2 - Restatement of Consolidated Financial Statements

20.     Subsequent Events

      Private Placements

Common Stock

In a private placement transaction which closed on July 5, 2006 (the “Closing Date”), the Company issued 2,713,000 shares of its common stock to certain clients of an investment manager (the “Buyers”) for an aggregate purchase price of $12.6 million. The Company also issued 157,693 shares of its common stock to pay placement agent fees equivalent to 6% of the gross proceeds of this transaction.

Pursuant to a registration rights agreement entered into on the Closing Date, the Company was obligated to use its best efforts to become current in its reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006 which resulted in the Company incurring liability to the Buyers in the form of liquidated damages in the amount of 5% of the purchase price. In December 2006, the Company recorded a charge of $631,000 as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

statement for these shares to become effective within 45 days (if the SEC will not review such registration statement) and 120 days (if the SEC does review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45 or 120 day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in liability of the Company to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

Convertible Preferred Stock

On September 4, 2006, the Company entered into a definitive agreement to sell 1.5 million shares of convertible preferred stock to Warburg, a leading global private equity firm, for $75 million. The Company intends to use the net proceeds from the investment, after deducting a 6% placement agent fee of $4.5 million and other transaction-related expenses of $1.3 million, for general corporate purposes and business development activities. The transaction closed on October 12, 2006.

Each share of convertible preferred stock sold under the agreement is initially convertible into 10 shares of common stock at an initial conversion price of $5.00 per common share, which represents a discount of approximately 6.5% to the closing price of the Company’s common stock on September 1, 2006 and a premium of 9.3% to the last 45 trading day average prior to September 4, 2006. Per the agreement, the Company's failure to file its audited financial statements for each of the three years ended December 31, 2003, 2004 and 2005 and the six month period ended June 30, 2006 with the SEC prior to February 15, 2007, will result in the conversion price of the convertible preferred stock being automatically adjusted to the lowest average closing price during any period of 30 consecutive business days between February 15, 2007 to and including the actual date of filing, if the conversion price, as so adjusted, would be lower than the initial conversion price. In the event that fewer than 30 business days elapse between February 15, 2007 and the actual filing date, the conversion price will be adjusted on the basis of the average closing price for the 30 consecutive business days preceding the actual date of filing, if the price, as so adjusted, would be below the initial conversion price. Dividends are payable on the convertible preferred stock in shares of common stock semiannually at a rate of 7% using the conversion price then in effect (currently $5.00) as the value of the common shares. As part of this transaction, the Company also issued Warburg warrants to purchase 2.25 million shares of the Company’s common stock at an exercise price of $7.75 per share.

As part of the agreement with Warburg, the Company agreed to hold a stockholder vote to increase its authorized share capital. The Company filed a definitive proxy statement on January 26, 2007 relating to a proposal to increase the number of authorized shares of common stock from 60 million to 100 million. The proposal was approved at a special meeting of stockholders that was held on February 27, 2007.

Restructuring Charge

In the second half of 2006, the Company relocated its corporate headquarters from Stamford, Connecticut to New York City, signed an agreement to sublet the office space previously occupied in Stamford and reached an agreement to lease additional space at its New York City office at 100 Wall Street. The Company recorded a charge to operations of $2.1 million in September 2006, which consisted primarily of the fair value of the remaining rent payments (net of sub-lease income), plus real estate

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

commissions, leasehold improvements for the sub-tenant, employment costs, moving costs and write-offs of property and equipment.

Sale of NYFIX Overseas

During the third quarter of 2006, the Company committed to a plan to dispose of all of the issued and outstanding capital stock of NYFIX Overseas, Inc. (“NYFIX Overseas”), a wholly-owned subsidiary which previously comprised the Company’s OBMS Division. The transaction (the “Sale Agreement”) closed on August 25, 2006. The initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount is expected to be repaid to GL in settlement of a working capital adjustment. There is also an earn-out adjustment, under the terms of which the Company is eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

The Company currently estimates recording a net gain on this transaction in excess of $4.0 million. This estimate is preliminary and may be impacted by the outcome of the final working capital adjustment.

The Company has agreed to indemnify GL for certain claims made through December 31, 2007, as well as for losses arising out of or resulting from (1) any misrepresentation or breach of warranties; (2) any breach of a covenant or agreement made or to be performed by the Company under the Sale Agreement; (3) certain patent settlements; (4) the lack of recording stock-based compensation expense related to stock options granted to the employees of NYFIX Overseas by the Company; (5) specified taxes of NYFIX Overseas pre-closing that were not previously paid or adequately reserved for by NYFIX Overseas, and (6) any obligations relating to options to purchase shares of common stock of the Company held by employees of NYFIX Overseas.

For two years following the closing and subject to certain exceptions, the Company has agreed not to develop or market any product that is directly competitive with the OBMS product of NYFIX Overseas.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly all financial statements presented subsequent to the second quarter of 2006 will reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation.

The net assets of NYFIX Overseas were as follows as of December 31, 2005 (in thousands):

Cash and cash equivalents	$494
Accounts receivable, less allowance of $833	2,804
Prepaid expenses and other current assets	12
Property and equipment, net	403
Other assets, net	2,118
Accounts payable and accrued expenses	(1,808)
Deferred revenue	(588)

Net assets	$3,435

Revenue and loss before income tax provision of NYFIX Overseas, included in the Company’s consolidated financial statements, were as follows for the years ended December 31:

NYFIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

	2005	2004	2003

		(As Restated - See Note 2)
	(in thousands)
Revenue	$ 8,824	$ 9,186	$ 7,128

Loss before income tax provision	$ (4,190)	$ (1,429)	$ (1,212)

The loss before income tax provision noted above includes allocated overhead charges from affiliates of $3.9 million, $2.3 million and $1.3 million, for 2005, 2004 and 2003, respectively.

Litigation

There are lawsuits that have arisen subsequent to December 31, 2005 that involve the Company, and, in some cases, certain of the Company’s directors and officers, as defendants. See Note 10, for a discussion of these matters.