Form 10-Q
period 2006-03-31
NYFIX INC
filed 2007-08-06
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number: 0-21324
__________________________

NYFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1344888 (I.R.S. Employer Identification Number)

100 Wall Street New York, New York (Address of principal executive offices)	10005 (Zip code)

(646) 525-3000
(Registrant’s telephone number, including area code)
_______________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2007, the registrant had 35,948,706 shares of common stock, $0.001 par value, outstanding.

NYFIX, INC.

INDEX

		Page

Introductory Explanatory Note		3

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the three months ended March 31, 2006	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II - OTHER INFORMATION

Introductory Explanatory Note

We filed our annual report on Form 10-K for 2005 (“2005 10-K”) on March 7, 2007.  The delay in the filing of our 2005 10-K was due to the need to restate our consolidated financial statements and related disclosures for prior periods and to correct certain accounting errors, as described in that report.  Given the delay in the filing of our 2005 10-K, that report included certain amounts and discussions, as indicated therein, which were updated to include relevant 2006 amounts and information insofar as it was practicable to do so.  The delay in the filing of our 2005 10-K has necessarily delayed the filing of our quarterly reports on Form 10-Q for 2006; as a result, disclosures and discussions in this report on Form 10-Q similarly may include updated amounts and information either in the form of information previously reported in our 2005 10-K or as updates to that information for events occurring subsequent to March 7, 2007.

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$20,822	$21,066
Short-term investments	500	500
Accounts receivable, less allowances of $1,178 and $1,413, respectively	14,350	15,368
Clearing broker assets	387,264	456,575
Prepaid expenses and other current assets	4,615	4,692
Total current assets	427,551	498,201
Property and equipment, net of accumulated depreciation and amortization of $32,110 and $30,558, respectively	13,547	14,124
Product enhancement costs, net of accumulated amortization of $20,176 and $18,452, respectively	9,154	9,251
Goodwill	58,218	58,234
Acquired intangible assets, net of accumulated amortization of $8,764 and $8,206, respectively	3,625	4,202
Other assets, net	1,520	1,771
Total assets	$513,615	$585,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$19,946	$15,740
Clearing broker liabilities	386,166	456,825
Current portion of capital lease obligations	701	690
Current portion of long-term debt	259	259
Current portion of other long-term liabilities	925	1,174
Deferred revenue	3,704	4,456
Total current liabilities	411,701	479,144
Long-term portion of capital lease obligations	777	956
Long-term debt	7,678	7,673
Other long-term liabilities	3,105	3,062
Total liabilities	423,261	490,835
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized; 33,784,293 shares issued at March 31, 2006 and December 31, 2005	34	34
Additional paid-in capital	238,066	238,464
Accumulated deficit	(130,137)	(125,883)
Treasury stock, 1,188,290 shares at March 31, 2006 and December 31, 2005, at cost	(17,004)	(17,004)
Notes receivable issued for common stock	(70)	(70)
Accumulated other comprehensive loss	(535)	(593)
Total stockholders' equity	90,354	94,948
Total liabilities and stockholders' equity	$513,615	$585,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006		2005

Revenue:
Subscription and maintenance		$17,028	$15,473
Product sales and services		1,183	2,331
Transaction		7,204	5,960
Total revenue		25,415	23,764

Cost of revenue:
Subscription and maintenance		8,295	7,526
Product sales and services		1,386	1,294
Transaction		3,927	3,267
Total cost of revenue		13,608	12,087

Gross profit		11,807	11,677

Operating expense:
Selling, general and administrative		11,549	10,191
Restatement, SEC investigation and related expenses		4,054	658
Depreciation and amortization		409	541

(Loss) income from operations		(4,205)	287

Interest expense		(134)	(190)
Investment income		132	56
(Loss) income before income tax provision		(4,207)	153
Income tax provision		47	47

Net (loss) income		$(4,254)	$106

Basic (loss) income per common share	$	(0.13)	$0.00
Diluted (loss) income per common share	$	(0.13)	$0.00
Basic weighted average common shares outstanding		32,596	32,426
Diluted weighted average common shares outstanding		32,596	33,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2006
(in thousands, except share amounts)

	Common stock issued		Additional paid-in	Accumulated	Treasury	Notes receivable issued for common	Accumulated other comprehensive	Total stockholders'
	Shares	Par value	capital	deficit	stock	stock	loss	equity
Balance December 31, 2005	33,784,293	$34	$238,464	$(125,883)	$(17,004)	$(70)	$(593)	$94,948
Comprehensive loss:
Net loss	-	-	-	(4,254)	-	-	-	(4,254)
Foreign currency translation adjustment	-	-	-	-	-	-	58	58
Total comprehensive loss	-	-	-	-	-	-	-	(4,196)
Stock-based compensation expense	-	-	313	-	-	-	-	313
Modification of stock options	-	-	(711)	-	-	-	-	(711)
Balance March 31, 2006	33,784,293	$34	$238,066	$(130,137)	$(17,004)	$(70)	$(535)	$90,354

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(4,254)	$106
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,257	3,712
Stock-based compensation expense	313	18
Amortization of debt discounts and premiums	5	15
Deferred income taxes	37	37
(Recovery) provision for doubtful accounts	(88)	46
Changes in assets and liabilities
Accounts receivable	1,148	(2,734)
Prepaid expenses and other assets	320	(653)
Clearing broker assets	69,311	69,062
Deferred revenue	(763)	13
Accounts payable, accrued expenses and other liabilities	3,251	(2,317)
Clearing broker liabilities	(70,659)	(69,106)
Net cash provided by (used in) operating activities	1,878	(1,801)
Cash flows from investing activities:
Net sales of short-term investments	-	575
Capital expenditures for property and equipment	(945)	(148)
Capitalization of product enhancement costs	(1,025)	(1,216)
Tax benefit attributable to goodwill	10	10
Net cash used in investing activities	(1,960)	(779)
Cash flows from financing activities:
Principal payments under capital lease obligations	(168)	(202)
Other, net	(20)	19
Net cash used in financing activities	(188)	(183)
Effect of exchange rate changes on cash	26	(73)
Net decrease in cash and cash equivalents	(244)	(2,836)
Cash and cash equivalents, beginning of period	21,066	24,764
Cash and cash equivalents, end of period	$20,822	$21,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Nature of Operations

NYFIX, Inc. (together with its consolidated subsidiaries, “NYFIX” or the “Company”) provides trading workstations, middle office trade automation technologies and trade messaging services to domestic and international market participants. In addition, NYFIX’s registered broker-dealer subsidiaries also provide automated trade execution services to institutional counterparties and operate a matched-book stock borrow/stock loan business.

The Company has its headquarters and principal office on Wall Street in New York City, and has other offices in London’s Financial District, Hong Kong, Boston, MA, Stamford, CT, and San Francisco, CA. The Company operates redundant data centers in the northeastern United States as well as data center hubs in London and Amsterdam.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during 2006, as compared to what was previously disclosed in the Company’s 2005 10-K, except as discussed in Note 2 regarding the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”).

2.  Stock-Based Compensation

Adoption of SFAS 123(R)

 The Company has stock option plans under which stock options have been granted to employees and non-employee members of the Board of Directors. These options are typically granted for a term not exceeding ten years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. These options vest over periods specified at the time of grant, which generally range from less than one to five years.

The Company adopted the fair value recognition provisions of SFAS 123(R) on January 1, 2006. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity for goods or services; addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and focuses primarily on accounting for transactions in which an entity obtains employee services in stock-based compensation transactions. The fundamental premise of SFAS 123(R) requires that companies recognize the fair value of employee stock-based compensation awards as compensation cost in the financial statements, beginning on the grant date and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. Compensation cost is based on the fair value of the awards the Company expects to vest, amortized straight-line to expense over the vesting period or service period for each award.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

In addition, the compensation expense for stock-based awards includes an estimate for forfeitures recognized over the expected term of the award. Prior to the adoption of SFAS 123(R), the Company recognized actual forfeitures when they occurred. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect adjustment, to record the impact of estimated forfeitures on the unvested portion of options with an intrinsic value on the grant date, was determined to be immaterial.

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123(R) and SAB 107 (defined below), the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those stock-based compensation awards, such as continued employment, periodic vesting requirements, and limited transferability.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, Share-Based Payment (“SAB 107”). SAB 107 provides guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company elected the modified prospective transition method provided for under SFAS 123(R), and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes:

1.	compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005; and

2.	compensation expense related to stock-based awards granted subsequent to December 31, 2005.

As of December 31, 2005, there were unvested options outstanding representing a total of approximately 666,000 shares. The unamortized stock-based compensation expense for these options, as previously calculated as of their grant date under SFAS 123, adjusted for estimated forfeitures at 6%, was $1.1 million. These costs are expected to be recognized over a weighted average period of 1.1 years.

The Company expects the adoption of SFAS 123(R) and SAB 107 to have a material impact on its consolidated financial statements in the future (after it resumes granting stock options as a component of employee compensation); however, the Company has suspended stock option granting activities since April 2005, as previously explained in the 2005 10-K. As a result, the impact of adopting SFAS 123(R) (including modification charges), on the Company’s net loss for the three months ended March 31, 2006 was $0.4 million greater than had it continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The loss per common share for the three months ended March 31, 2006 was $(0.13) and would have been $(0.12) had the Company not adopted SFAS 123(R).

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB 25, and related interpretations with the pro-forma disclosures permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Under APB 25, compensation cost for stock-based compensation is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. For fixed awards, compensation expense is measured based on the amount by which the quoted market price of the Company’s stock on the measurement date exceeds the exercise price of the option granted, commonly referred to as the intrinsic value. No compensation expense is recognized if the exercise price is equal to or greater than the quoted market price of the Company’s stock on the measurement date. In those cases where the terms of an award were modified after the initial grant, such grants were remeasured to determine if additional compensation expense was needed. Modifications include, but are not limited to: acceleration of vesting, extension of the life (exercise period) during employment and extensions beyond 90 days following termination of employment, changes to the number of shares, and changes to the exercise price. Compensation expense, if any, for modified awards was determined in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No.123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP SFAS 123(R)-3”). The Company has elected to adopt the alternative simplified transition method provided in FSP SFAS 123(R)-3 for calculating the beginning balance of the additional paid in capital pool (or “APIC pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to its adoption. In addition, in accordance with SFAS 123(R), SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D-32, Intra-period Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Pro Forma Net Loss and Loss per Share

The following table illustrates the effect on net income and income per common share, for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 in that period. The Company has estimated the fair value of options using a Black-Scholes option pricing model and amortized such amounts to expense over the option’s vesting period.

Three Months Ended
March 31, 2005
(in thousands, except per share amounts)
Net income	$106

Add: Stock-based compensation expense included in reported net income, zero tax effect	18

Deduct: Stock-based compensation expense determined under the fair value method, zero tax effect	(697)
Pro forma net loss	$(573)

Basic and diluted income (loss) per common share:
As reported	$0.00
Pro forma	$(0.02)

Basic and diluted weighted average common shares outstanding	32,426

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Stock Option Plans

A summary of activity under stock option plans for the three months ended March 31, 2006, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)

Outstanding at beginning of the year	5,157,247	(1)	$10.31
Cancelled	(360,895)		$13.97
Outstanding at end of the quarter	4,796,352	(2)	$10.03	5.3	$7,602

Exercisable at end of the quarter	4,331,126	(2)	$10.25	5.1	$7,213

(1) Includes 69,492 shares related to pending exercises which were not deemed probable of expiring before the Company would be current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.12 per share.
(2) Includes 213,205 shares related to pending exercises which were not deemed probable of expiring before the Company would be current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.96 per share.

Since the Company has not been current with its SEC reporting obligations, it generally did not issue shares to employees and directors in connection with the exercise of stock options from July 2005 to July 2007. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby the Company will honor awards to former employees who have validly notified the Company in writing of their intent to exercise. As a result, the Company modified vested in-the-money awards to terminating employees, prior to their termination of employment, extending the normal 90 day post-termination exercise period until such time as the Company expected to be current with its SEC reporting obligations and the underlying shares are once again covered by an effective registration statement.

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines. Due to this exposure, these option holders no longer retain the risks of equity ownership. Accordingly, the fair market values of these awards were reclassified as liabilities in accordance with SFAS 123(R). These liabilities are subsequently re-marked for as long as the awards are outstanding and classified as liabilities. The recorded liabilities are offset against a charge to additional paid in capital to the extent of the original grant date fair values of such awards (calculated under SFAS 123). Any amounts by which the current fair values for these modified awards exceed their related original grant date fair values are recorded through compensation expense. At March 31, 2006, shares underlying post-termination exercise period extensions totaled 213,205 with an aggregate fair value of $0.7 million. Of this amount, $0.7 million of grant date fair values were reclassified from additional paid in capital to liabilities and less than $0.1 million was charged to compensation expense.

Once it is considered probable that an award will reach its maximum contractual term of 10 years prior to the time the Company will be able to honor the award through the issuance of stock, the award is considered modified to a cash settled award and a resulting reclassification to liability is recorded. The recorded liability for a cash settled expired award is offset against a charge to additional paid in capital to the extent of the original grant date fair value of such award (calculated under SFAS 123). Any additional liability amounts are recorded through compensation expense.

At March 31, 2006, 22,500 shares underlying awards to three optionees had either expired or were considered probable of expiring, with an aggregate fair value of $0.1 million. Of this amount, less than $0.1 million of grant date fair values were reclassified from additional paid in capital to liabilities with $0.1 million charged to compensation expense.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The Company did not grant any awards during the three months ended March 31, 2006. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 was $3.71 per share. The fair value of option awards granted during the three months ended March 31, 2005 was estimated under SFAS 123 using the Black-Scholes option pricing model with the following weighted average assumptions:

Average risk-free interest rate	3.64%
Average expected life in years	5.5
Expected volatility	80%
Expected dividend yield	0%

Stock-based compensation expense during the three months ended March 31, 2006 was approximately $0.4 million which includes an aggregate of $0.1 million of expense related to expired options to be cash settled and extending the normal 90 day post-termination exercise period. Stock-based compensation for the three months ended March 31, 2005 was less than $0.1 million.

3.  (Loss) Earnings Per Share

The Company’s basic (loss) income per common share is determined by dividing the net (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is determined by dividing the net (loss) income applicable to common stockholders, adjusted for the effect of dilutive securities, by the weighted average number of common shares and dilutive potential common shares. Since the Company incurred a net loss for the three months ended March 31, 2006, the impact of all potentially dilutive securities on earnings per share is antidilutive.

See Note 12 for a discussion of a private placement of common stock during the third quarter of 2006, a private placement of convertible preferred stock and the issuance of warrants to purchase shares of common stock during the fourth quarter of 2006, and the issuance of common stock to pay dividends on convertible preferred stock and the issuance of treasury stock for stock option exercises during the first quarter of 2007.

The following table sets forth the components of the computation of net (loss) income per common share and of the weighted average common shares outstanding:

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share amounts)
Net (loss) income applicable to common stockholders, basic and diluted	$(4,254)	$106

Net (loss) income per common share - basic	$(0.13)	$0.00
Net (loss) income per common share - diluted	$(0.13)	$0.00

Weighted average common shares outstanding:
Basic shares	32,596	32,426
Dilutive stock options, treasury stock method	-	912
Diluted shares	32,596	33,338

Antidilutive securities:
Stock options, treasury stock method (1)	768	-
Convertible note (1)	1,304	1,081

(1) The impact of stock options and the convertible note on earnings per share is anti-dilutive in a period of loss.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4.  Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(in thousands)
Accounts payable	$11,826	$7,896
Taxes, other than income and payroll taxes	1,602	1,963
Compensation and related	3,443	3,753
Modification of stock-based awards (Note 2)	817	-
Other	2,258	2,128
Total accounts payable and accrued expenses	$19,946	$15,740

5.  Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(in thousands)
Securities borrowed	$383,967	$454,098
Securities failed-to-deliver	1,587	357
Deposits with clearing organizations and others	1,212	1,209
Receivables from clearing organizations	498	911
Total clearing broker assets	$387,264	$456,575

Securities loaned	$384,423	$456,431
Securities failed-to-receive	1,588	394
Payables to clearing organizations	155	-
Total clearing broker liabilities	$386,166	$456,825

Securities Lending

The Company receives collateral under securities borrowed transactions which it is allowed by contract or custom to sell or repledge. As of March 31, 2006, securities borrowed with a fair value of $362.3 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three months ended March 31, 2006 and 2005, were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest earned	$2,720	$562
Interest incurred	(2,351)	(519)
Net	$369	$43

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium, LLC (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium, at March 31, 2006, were 2.68 to 1 and 1.53 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is a registered firm of the Financial Services Authority (“FSA”) in the U.K. Until July 2006 the firm was registered as an ISD Category C firm and required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €50,000, plus a proportion of less liquid assets on hand. At March 31, 2006, NYFIX International had financial resources in accordance with the FSA’s rules of £746,000 ($1,298,000) and excess financial resources over its requirement of £322,000 ($560,000). In July 2006, NYFIX International became an ISD Category B registered firm and as a result is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand.

At March 31, 2006, the regulatory net capital/resources and excess amounts were as follows:

	Regulatory Net Capital/Resources	Excess Regulatory Net Capital/Resources
	(in thousands)
NYFIX Clearing	$12,475	$12,225
NYFIX Transaction	491	403
NYFIX Millennium	880	790
	13,846	13,418

NYFIX International	1,298	560
	$15,144	$13,978

6.  Long-Term Debt

Convertible Note Payable

At March 31, 2006 and December 31, 2005, the Company had outstanding a $7.5 million convertible note, as amended June 24, 2005, with an interest rate of 5%, due in December 2009. The lender has certain rights which require the Company to register the common stock to be issued upon conversion of the convertible note or for payment of interest, under the Securities Act of 1933, as amended (the “Securities Act”). Such registration statement was to be effective by March 31, 2006, and since it was not, the Company is required to pay additional interest, in cash, for each month the effectiveness is delayed. The additional interest varies by month and has an aggregate cap of $500,000 for the duration of the convertible note. The Company recognized $500,000 of such additional interest during the period April 1, 2006 through December 31, 2006.

At March 31, 2006, the convertible note was convertible at the option of the lender into shares of the Company’s common stock at a conversion price of $5.75 per share. At the option of the Company, the convertible note is convertible into its common stock at the lender’s conversion rate at any time, provided the Company’s common stock has exceeded 150% of the conversion price for at least ten trading days in the thirty-day trading period ending within five trading days prior to the date the Company gives notice of the conversion and provided that the Company has an effective registration statement covering the public resale of such shares. If the Company converts the convertible note prior to December 30, 2007, the Company is required to pay an additional make-whole interest payment equal to the present value of the remaining interest payments in either cash or the Company’s stock at the Company’s discretion.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The conversion price may be reduced if the Company issues shares of common stock at a price below $5.75 or the conversion price then in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by the Company’s Board of Directors. As a result of the private placement of common shares which closed in July 2006 (see Note 12), the conversion price was reduced to approximately $5.66 per common share.

At the option of the lender, the Company may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above.

7.  Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the Company’s 2005 10-K, the Company maintains a valuation allowance in accordance with SFAS 109 on its net deferred tax assets. This allowance excludes the offsetting impact of the deferred tax liability for amortization of goodwill related to the acquisition of Renaissance Trading Technologies, LLC (“Renaissance”) due to the indefinite life of goodwill. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

8.  Total Comprehensive (Loss) Income

The components of total comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net (loss) income	$(4,254)	$106
Foreign currency translation adjustment	58	(40)
Total comprehensive (loss) income	$(4,196)	$66

9.  Business Segment Information

In accordance with the requirements for interim period reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting the external, inter-segment and net revenues and the operating income of its operating segments. As of March 31, 2006, the Company was organized into four operating divisions through which senior management evaluates the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Order Book Management Systems (“OBMS”) Division. The OBMS Division specialized in electronic trading solutions for the global derivatives markets and offered order management workstations and exchange interfaces. The OBMS Division was operated through the Company’s NYFIX Overseas, Inc. (“NYFIX Overseas”) subsidiary which was sold in August 2006.

Transaction Services Division. The Transaction Services Division is comprised of the three U.S. registered broker-dealer subsidiaries, NYFIX Millennium, NYFIX Transaction and NYFIX Clearing together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Transaction provides direct electronic market access and algorithmic trading products. NYFIX Millennium and NYFIX Transaction also resell certain products and services offered by the FIX Division and the OMS Division. NYFIX Clearing clears trades on behalf of NYFIX Millennium and NYFIX Transaction and operates a matched-book stock borrow/stock loan business.

The Company does not currently break-out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three months ended March 31, 2006 and 2005:

(in thousands)	FIX Division	OMS Division	OBMS Division (1)	Transaction Services Division	Corporate & Other (2)	Total
March 31, 2006
Revenue - external customers	$10,635	$4,880	$1,693	$8,207	$-	$25,415
Revenue (cost of revenues), net - intersegment	617	297	-	(914)		-
Net revenue	11,252	5,177	1,693	7,293	-	25,415
Operating income (loss) (3)	1,864	(1,944)	(210)	294	(4,209)	(4,205)

March 31, 2005
Revenue - external customers	$8,508	$5,704	$2,731	$6,821	$-	$23,764
Revenue (cost of revenues), net - intersegment	411	237	-	(648)		-
Net revenue	8,919	5,941	2,731	6,173	-	23,764
Operating income (loss) (3)	935	(184)	(341)	535	(658)	287

(1) The Company disposed of the OBMS Division in 2006 with the sale of NYFIX Overseas, Inc. (see Note 12). Beginning in the third quarter of 2006, the results of the OBMS Division will be reflected in discontinued operations.

(2) Corporate & Other includes restatement, SEC investigation and related expenses, certain corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.

(3) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

10.  Commitments and Contingencies

Stock-based Compensation Related Matters

SEC Investigation

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed the Company that it was conducting an informal investigation related to certain stock option grants. On February 25, 2005, the Company filed a current report on Form 8-K, which indicated that the Company believed that the matter was a formal inquiry. The Company is cooperating with the SEC. The Company believes it is substantially complete with regard to producing all documents responsive to document requests and a subpoena. The SEC staff has taken testimony from current and/or former employees, officers and/or directors, as well as from third parties, including the Company’s former independent registered public accounting firm.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney, the Company is responding to the subpoena by producing the documents it produces to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm.

Shareholder Derivative Actions

On or about June 1, 2006, the Company was served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al. in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, the Company was named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al. in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, the Company’s current General Counsel and former Secretary and the Company’s former Executive Vice President and President of NYFIX Millennium, one of the Company’s subsidiaries. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.

On August 30, 2006, the Company was served as a nominal defendant with a complaint (the “Cattelona Complaint”) in a shareholder derivative action titled Cattelona v. Hansen, et al., in the United States District Court for the District of Connecticut.   The Cattelona Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Cattelona Complaint asserts counts against the individual defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Section 14(a) of the Exchange Act and Section 20(a) of the Exchange Act, and for breach of fiduciary duty, gross mismanagement and corporate waste. In addition, the Cattelona Complaint asserts a count against four of the individual defendants for unjust enrichment based on claimed backdating of stock option grants to the latter individuals between 1999 and 2002.

On or about September 7, 2006, a complaint (the “Brock Complaint”) was filed in a shareholder derivative action titled Brock v. Hansen, et al., in the United States District Court for the District of Connecticut. The Brock Complaint names the Company as a nominal defendant, as well as the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Brock Complaint asserts a count for an accounting of all stock options granted to the individual defendants, and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract. In addition, the Brock Complaint asserts counts against three individual defendants for rescission and for breach of contract for stock option grants made between 1997 and 2001.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

On December 5, 2006, the U.S. District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; for an accounting of all stock options granted to the individual defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the filing of the Federal Court Consolidated Complaint. In June, 2007, plaintiffs filed a corrected amended consolidated complaint (the “Federal Court Amended Consolidated Complaint”). The Federal Court Amended Consolidated Complaint drops eight individual defendants (two current directors, two former directors, a former Chief Executive Officer and director, a former Chief Financial Officer, a former Chief Information Officer and a former Executive Vice President of the Company and President of NYFIX Millennium), two counts for rescission and breach of contract and the count for violation of Section 14(a) of the Exchange Act and adds a count under Section 20 of the Exchange Act. The ten counts of the Federal Court Amended Consolidated Complaint are based on claimed backdating of stock option grants and an allegedly false and misleading Form 10-K filed in June 2005.

In addition, certain shareholders have made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in the Ritchie and McLaughlin suits.

Related Tax Matters

In 2006 and 2007, the Company has had communications with the United States Internal Revenue Service (“IRS”) and the United Kingdom HM Revenue & Customs (“Inland Revenue”) relating to historical stock option grants and exercises. These communications involve employment tax returns and the amounts of reported employee compensation and related payroll tax withholdings, as well as deductions on corporate income tax returns. The Company has received document requests from the IRS relating to stock option grants and exercises in connection with the IRS examination of the Company’s corporate tax returns for the years 2001 and 2004 and of the Company’s employment tax returns for the years 2003 through 2005, respectively. Subsequent to the sale of NYFIX Overseas in August 2006 (see Note 12), GL Trade S.A. (“GL”) forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company recorded a liability as of March 31, 2006 of $0.7 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL). In 2006, the Company remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007, with respect the 409A exposure related to rank and file employees, are currently being evaluated.

Based upon the current information available and the liabilities recognized, the Company believes the resolution of these tax matters will not have a material adverse effect on its consolidated financial condition or results of operations. However, the ongoing discussions with the taxing authorities could result in new information and higher than anticipated exposures. The Company is continuing to cooperate with the taxing authorities to resolve these matters.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Pending Exercises

Since the Company has not been current with its SEC reporting obligations, it generally did not issue shares to employees and directors in connection with the exercise of stock options from July 2005 to July 2007. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby the Company will honor awards to former employees who have validly notified the Company in writing of their intent to exercise. (See Note 2 for a more detailed discussion).

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines.

As of March 31, 2006, the Company had options covering 213,205 shares for which it had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for the Company’s common stock on the dates of these notifications was from $2.90 to $7.35. The weighted average fair market value for such shares underlying options on the respective notification dates was $6.35 for such shares as of March 31, 2006. At March 31, 2006, the fair market value of the Company’s common stock was $7.10.

During the remainder of 2006 and the first six months of 2007, the Company was notified of additional intents to exercise. During the first six months of 2007 certain pending notifications were resolved through exercise (see Note 12) and additionally, other pending notifications expired.

As of June 30, 2007, the remaining Pending Exercises total 1,030,150 shares. The range of fair market values for the Company’s common stock on the dates of the pending notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. The Company estimated that its potential cash exposure as of June 30, 2007, due to declines in its stock price after such notifications, was less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of the Company’s stock declines once option holders are able to exercise and sell the underlying shares.

At December 31, 2006, 130,000 shares underlying awards, to six optionees, with an aggregate fair value of $0.5 million had either expired or were considered probable of expiring. During the six months ended June 30, 2007, the Company paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled related to expired options covering 21,375 shares aggregated $0.1 million. The Company has additional cash exposure if it cannot settle pending exercises with stock prior to their expiration going forward.

Internal Accounting Review and Restatements

The Company performed an extensive internal review of its historical stock-based compensation awards as well as an overall accounting review. The consolidated financial statements for the years ended December 31, 2004 and 2003 were re-audited by a newly engaged independent registered public accounting firm. The internal review was overseen by the Audit Committee of the Board of Directors and a special Subcommittee of the Audit Committee formed in connection with a restructuring of the Board and of management that commenced in September 2005.

As a result of this internal review, in its 2005 10-K, the Company restated its consolidated financial statements for prior periods and related financial statement disclosures (“2005 Restatement”) to reflect adjustments necessary, reducing its previously reported results by a net amount of $42.1 million. The items adjusted consisted of stock-based compensation, acquisitions and investments, revenue recognition, income taxes and treasury stock. The findings of the Company’s internal review of historical stock-based compensation awards included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings which included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings which included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25.0 million charge in March 2000, based on the incremental intrinsic value on the date assumed to be the modification date.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The restatement for stock-based compensation included in the Company’s 2005 10-K relied upon significant legal and other judgments. These judgments included determinations as to the validity of grants, measurement dates, and other matters, including reliance upon delegated authority with respect to awards issued directly by Mr. Hansen and not later ratified by the Board or Compensation Committee. Any and all of these determinations could be challenged. Additionally, new and possibly significant information may also be located which could lead to different determinations that may require different accounting treatment.

NYFIX Millennium Related Matters

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

Litigation

On May 13, 2004, an action titled Fuller & Thaler Asset Management v. NYFIX, Inc., et al., was filed in the U.S. District Court for the District of Connecticut. The complaint named the Company, its former Chairman and Chief Executive Officer, two of its former Chief Financial Officers and certain of its directors as defendants. The complaint was filed as a putative class action claim on behalf of all buyers of the Company’s stock between March 30, 2000 and March 30, 2004 and sought an unspecified amount of damages. The complaint alleged violations of Sections 10(b) and 20(a) of the Exchange Act, based on the issuance of a series of allegedly false and misleading financial statements and press releases concerning, among other things, the Company’s investment in NYFIX Millennium. On July 20, 2004, the court appointed three different plaintiffs to be the lead plaintiffs, as Fuller & Thaler Asset Management withdrew as the named plaintiff. The action became titled Johnson, et al. v. NYFIX, Inc., et al. On August 19, 2004, the newly named plaintiffs filed a first amended class action complaint, which added, among other things, allegations of violations of Sections 11 and 15 of the Securities Act. The new allegations were based fundamentally on the same allegations that the plaintiffs asserted in the original complaint. The defendants filed a motion to dismiss the amended complaint with prejudice on October 6, 2004. The court heard oral arguments on September 27, 2005. On October 3, 2005, the court dismissed all claims without prejudice and granted plaintiffs leave to replead their claims. On November 16, 2005, plaintiffs filed a second amended complaint. The action became titled THS&H Investment Associates LLC, v. NYFIX, Inc., et al. as one of the three named plaintiffs in the first amended complaint, Douglas M. Johnson, withdrew as a named plaintiff. Plaintiffs, purporting to represent a group of former shareholders of Javelin, a company the Company acquired in 2002, allege in the second amended complaint that the former shareholders were defrauded in a 2002 merger transaction. They purported to assert Section 11 and 15 claims against the Company based on certain escrowed shares that plaintiffs alleged they “acquired” after the effective date of the relevant registration statement. The defendants filed a motion to dismiss the second amended class action complaint with prejudice on December 28, 2005. Prior to a ruling by the court, plaintiffs agreed to the dismissal of the action without costs or attorneys’ fees or any consideration of any kind being paid to any party. Based on this agreement, the court dismissed this class action lawsuit in June 2006.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Other

In July 2005, Trading Technologies International, Inc. (“Trading Technologies”), filed a patent infringement action in the United States District Court for the Northern District of Illinois, Civil Action No. 05C 4120, against the Company, NYFIX Overseas and two unaffiliated companies.  Trading Technologies alleged that the defendants were infringing its U.S. Patent Nos. 6,766,304 and 6,772,132 both titled “Click Based Trading with Intuitive Grid Display of Market Depth” (the “Patents”).  Trading Technologies sought a preliminary and permanent injunction and an unspecified amount of damages, including treble damages.  In January 2006, the Company and Trading Technologies announced that they had resolved the lawsuit the previous month with the entry of a consent judgment. In that consent judgment, the Company admitted infringement by a version of NYFIX Overseas’ Derivatives Depth Order Entry Window product incorporating a static price ladder (which had previously been distributed by NYFIX Overseas only to a limited number of its customers). The consent judgment also specifies that the Patents are valid. Under the settlement agreement, the Company agreed not to use or offer to its customers any version of its Derivatives Depth Order Entry Window product that infringes the Patents in the future. Trading Technologies agreed not to sue the Company or its customers for infringement of the Patents based on the sale or use of the Company’s new Derivatives Depth Order Entry Window product. As part of the settlement, Trading Technologies released the Company, NYFIX Overseas and their customers from any past liability for infringement of the Patents. No monetary payment was made by the Company, NYFIX Overseas or Trading Technologies.

In November 2005, Tradition - UK, a London client of NYFIX Overseas, sent a letter of claim, alleging breach of warranty and negligence in the performance of NYFIX Overseas under a Purchase and License Agreement and Service Agreement relating to the furnishing of an order book management system provided by NYFIX Overseas to Tradition - UK.  Tradition - UK sought reimbursement of all payments it had made, totaling ₤475,000 plus an estimated further ₤2 million for loss of revenue and damage to reputation.  The Company and NYFIX Overseas responded in February 2006, stating that Tradition - UK’s claims are entirely without merit and asserting claims against Tradition - UK for non-payment of amounts owed.  To the Company’s knowledge, NYFIX Overseas has heard nothing further from Tradition - UK on this matter.

In January 2006, a former NYFIX employee filed a state court action in the New York Supreme Court for New York County titled Iovino v. NYFIX, Inc., alleging that he was discriminated against on the basis of his sexual orientation.  He is claiming $50 million in damages.  In April 2006, NYFIX answered the complaint, denying the allegations.

In June 2006, a former independent contractor in Madrid, Spain commenced a proceeding in Social Court No. 29 of Madrid, Spain in connection with the closing of EuroLink Network, Inc.’s (“EuroLink”) Madrid office.  He alleged that he was an employee, not an independent contractor, and that under Spanish law he was entitled to certain employee benefits.  In October 2006, the Company settled this matter, paying this individual €260,000.

In April 2005, a former employee filed a verified complaint with the New York State Division of Human Rights, alleging discrimination on the basis of race/color, age and opposition to unlawful discriminatory practices.  In June 2005, the Company filed a position paper with the New York State Division of Human Rights, denying the complainant’s charges in their entirety and requesting that the Division render a determination of “No Probable Cause.”  On December 21, 2006, the Regional Director of the New York State Division of Human Rights made a determination that there was probable cause to support the allegations of the complaint. The Company intends to vigorously defend these actions.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

During the normal course of business, the Company becomes involved in various other routine legal proceedings, including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

During the three months ended March 31, 2006 and 2005, the Company incurred $4.1 million and $0.7 million, respectively, relating to the stock option investigation and subpoenas, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of the Company’s prior independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. Amounts incurred during the three months ended March 31, 2006 included $0.1 million of aggregate expense related to modifications to cash settle expiring stock options- and to extend the normal 90-day post-termination exercise period. The Company incurred an additional $8.7 million during the remainder of 2006 related to these matters, a grand jury subpoena related to its stock option grants and related shareholder derivative litigation. This additional $8.7 million also included penalties of $0.6 million due to the Company’s delinquency in its periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period.  The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

11.  Stockholders’ Equity

Nasdaq Delisting Proceeding

As a result of the Company’s common stock being delisted, on November 1, 2005, from the Nasdaq National Market, the Company’s shares are currently traded in the Over-the-Counter (“OTC”) securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

On September 4, 2006, the Rights Agreement was amended to exclude the acquisition by Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”) of the 1.5 million shares of Series B Voting Convertible Preferred Stock issued on October 12, 2006 (see Note 12) from triggering the exercise period for the Rights.

Common Stock and Treasury Stock

At March 31, 2006 and December 31, 2005, the Company had outstanding 32,596,003 shares of common stock, with 1,188,290 held in treasury.

12.   Subsequent Events

Private Placements

Common Stock

In a private placement transaction which closed on July 5, 2006 (the “Closing Date”), the Company issued 2,713,000 shares of its common stock to certain clients of an investment manager (the “Buyers”) for an aggregate purchase price of $12.6 million. The Company also issued 157,693 shares of its common stock to pay placement agent fees equivalent to 6% of the gross proceeds.

Pursuant to a registration rights agreement entered into on the Closing Date, the Company was obligated to use its best efforts to become current in its reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In December 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration statement for these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45- or 120-day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in a liability of the Company to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

Convertible Preferred Stock

On October 12, 2006, the Company closed a Securities Purchase Agreement (“SPA”) with Warburg Pincus, pursuant to which Warburg Pincus acquired 1.5 million shares of the Company’s preferred stock designated as Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and a warrant to purchase shares of common stock of the Company (the “Warrant”) for $75 million (the “Preferred Stock SPA”). The Company intends to use the proceeds, after deducting a 6% placement agent fee and other transaction related expenses aggregating $5.9 million, for general corporate purposes and business development activities.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Each share of Series B Preferred Stock is convertible at any time, initially into 10 shares of common stock at an initial conversion price of $5.00 per common share. The conversion price is subject to adjustment to provide for anti-dilution protection upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events. The conversion price is also subject to adjustment in the case of certain issuances of the Company’s common stock which are at a price below the conversion price then in effect and if certain of the Company’s financial representations in the Preferred Stock SPA are proved to be incorrect in any material respect as of the date they were made.

Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the purchase price per share, or $50, divided by the conversion price then in effect (currently $5.00). Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock. On January 25, 2007 and July 2, 2007, the Company paid dividends in the form of 227,500 and 526,327 issued shares of the Company’s common stock representing dividends accumulated on the Series B Preferred Stock through December 31, 2006 and June 30, 2007, respectively.

The Warrant issued in connection with this transaction entitles Warburg Pincus to purchase 2.25 million shares of the Company’s common stock at an exercise price of $7.75 per share. The Warrant is exercisable at the option of Warburg Pincus, in whole or in part, at any time prior to the tenth anniversary of the closing of the transaction. The exercise price is subject to adjustment to provide for anti-dilution protection upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events.

As part of the agreement with Warburg Pincus, the Company agreed to hold a stockholder vote to increase its authorized share capital. The Company filed a definitive proxy statement on January 26, 2007, relating to a proposal to increase the number of authorized shares of common stock from 60 million to 100 million. The proposal was approved at a special meeting of stockholders held on February 27, 2007.

Treasury Stock Activity

During the three months ended March 31, 2007, certain stock options on the pending notification list aggregating 225,000 shares, held by an accredited investor (and former executive officer), were exercised at $2.00 per share. The shares were paid for with 73,171 shares of then-outstanding common stock which were credited to treasury. The Company then issued 225,000 restricted shares from treasury with a fair market value of $6.15 per share on the exercise date.

Also during the three months ended March 31, 2007, the Company issued 48,169 restricted shares from treasury to an officer in satisfaction of a provision in his employment agreement.

Restructuring Charge

In the second half of 2006, the Company relocated its corporate headquarters from Stamford, Connecticut to New York City, signed an agreement to sublet the office space previously occupied in Stamford, and reached an agreement to lease additional space at its New York City office at 100 Wall Street. The Company recorded a charge to operations of $2.1 million in September 2006, which consisted primarily of the fair value of the remaining rent payments (net of sub-lease income), plus real estate commissions, leasehold improvements for the sub-tenant, employment costs, moving costs and write-offs of property and equipment.

Sale of NYFIX Overseas

During the third quarter of 2006, the Company committed to a plan to dispose of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised the Company’s OBMS Division. The transaction (the “Sale Agreement”) closed on August 25, 2006. The initial amount paid by GL for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. Transaction fees and other settlement costs aggregating $0.5 million were paid subsequent to closing. There is also an earn-out adjustment, under the terms of which the Company is eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The Company recorded a net gain on this transaction of $4.0 million.

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

The net assets of NYFIX Overseas were as follows as of March 31, 2006 (in thousands):

Cash and cash equivalents	$155
Accounts receivable, net	2,335
Prepaid expenses and other current assets	188
Property and equipment, net	348
Other assets, net	2,176
Accounts payable and accrued expenses	(1,925)
Deferred revenue	(241)
Net assets	$3,036

Revenue and loss before income tax provision of NYFIX Overseas were as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Revenue	$1,693	$2,731

Loss before income tax provision	$(210)	$(341)

The loss before income tax provision noted above includes allocated overhead charges from affiliates of $0.8 million for the three months ended March 31, 2005.

Litigation

There are lawsuits that have arisen subsequent to March 31, 2006 that involve the Company, and, in some cases, certain of the Company’s current and former directors and officers, as defendants. See Note 10 for a discussion of these matters.

Part I  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are any statements other than statements of historical fact. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. This report on Form 10-Q may include forward-looking statements about future SEC filings, future restatements and related charges, future activities of new employees and the impact thereof on us. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, and may also include our belief regarding the effect of proposed transactions or various legal proceedings, as well as the impact of our ability to meet periodic filing deadlines, initiatives that may impact future business activities, and future disclosure practices. Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements (including those discussed in Part II Item 1A.Risk Factors) due to various factors, including but not limited to: general economic conditions; the impact of recording a sufficiently large impairment charge relating to our goodwill because we are not profitable; the effects of current, pending and future legislation; regulation and regulatory actions; our ability to achieve and maintain effective internal control over financial reporting in accordance with SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act; the impact of accounting for stock-based compensation and ongoing regulatory investigations, including the possibility of new and significant information subsequently arising which could lead to different determinations and require different accounting treatment; actions and initiatives by both current and future competitors; the risks related to our ability to market and develop our products and services; our success in obtaining, retaining and selling additional products and services to clients; the pricing of products and services; stock market activity; the ability of NYFIX Clearing to clear trades due to maximum limits imposed by the DTCC and the need for intra-day funding commitments from third parties; the ability of our Transaction Services Division to maintain third-party assistance to access exchanges and other important trading venues; our ability to comply with the SEC’s Uniform Net Capital Rule; the impact of our customers defaulting on their trading obligations; a decline in trading by our buy side clients; changes in technology; the availability of skilled technical associates; our ability to obtain necessary network equipment, technical support or other telecommunications services or being forced to pay higher prices for such equipment, support or services; and the impact of new acquisitions and divestitures; and other risks and uncertainties including those detailed in our SEC filings; as well as future decisions by us. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those referred to in Part II, Item 1A. Risk Factors. Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Overview

We are a pioneer in electronic trading solutions and we continue to transform trading through innovation.  The NYFIX Marketplace TM is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium provides the NYFIX MarketplaceTM with enhanced methods of accessing liquidity.  We also provide value-added informational and analytic services and powerful tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables ultra-low touch, low impact market access and end-to-end transaction processing. We refer to ourselves as a “trusted business partner” because our clients depend on our products and services for mission-critical business functions, including order management, order routing and trade execution. And since we act only as agent for our clients and never engage in proprietary trading for the firm’s account, we are viewed as a neutral intermediary and impartial by Buy-Side and Sell-Side alike.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors (e.g., hedge funds, investment advisers, mutual funds and pension funds) and the Sell-Side broker-dealers, and through exchanges (e.g., New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”), the NASDAQ Stock Market (“Nasdaq”) and other exchanges), the over-the-counter (“OTC”) market, alternative trading systems (“ATSs”) and electronic communication networks (“ECNs”).

Business Model

Our revenue is comprised of subscription and maintenance, product sales and services and transaction revenue, as follows:

Subscription and maintenance consists of contracts that provide for the use of our systems and our messaging channels, together with managed services, with a term of generally one to three years.  Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis.  We include within our subscription and maintenance revenue charges for connectivity to the NYFIX trading community. These include the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software, and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

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

Cost of revenue includes the following:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX Marketplace TM;

•
Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are recognized as either a cost of subscription and maintenance or cost of transaction revenue, as appropriate;

•	Amortization expense of acquired intangible assets and capitalized product enhancement costs relating to the applicable revenue category;

•	Developer and quality assurance personnel labor for client and product support of software products;

•
The cost of leased subscription and service bureau equipment, which is depreciated over the estimated useful life of the equipment. When inventory is leased on a subscription basis, the cost of the inventory is relieved and transferred to property and equipment. The depreciation expense related to this equipment is included in cost of subscription and maintenance revenue; and

•	Execution and clearing costs to access various markets and exchanges and to process and settle transactions.

Sale of NYFIX Overseas

During the third quarter of 2006, we committed to a plan to dispose of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised our OBMS Division. The transaction closed on August 25, 2006. The initial amount paid by GL for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. Transaction fees and other settlement costs aggregating $0.5 million were paid subsequent to closing.

There is also an earn-out adjustment, under the terms of which we are eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

We recorded a net gain on this transaction of $4.0 million.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly our results of operations presented subsequent to the second quarter of 2006 will reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation on a historical comparative basis.

Revenue and loss before income tax provision of NYFIX Overseas, included in our condensed consolidated financial statements, were as follows for the three months ended March 31, 2006 and 2005:

	2006	2005
	(in thousands)
Revenue	$1,693	$2,731

Loss before income tax provision	$(210)	$(341)

The loss before income tax provision noted above includes allocated overhead charges from affiliates of $0.8 million, for the three months ended March 31, 2005.

Adoption of SFAS 123(R) in 2006

On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25.

SEC Investigation and Related Contingencies

We filed a current report on Form 8-K on February 25, 2005, indicating our belief that the informal investigation related to certain stock option grants initiated by the SEC in October 2004 had become formal. We are cooperating with the SEC with respect to this matter. We believe we are substantially complete with regard to producing all documents responsive to document requests and a subpoena. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including Deloitte & Touche LLP (“Deloitte”), our former independent registered public accounting firm, in this investigation.

We performed an extensive internal review of our historical stock-based compensation awards as well as an overall accounting review. Our consolidated financial statements for the years ended December 31, 2004 and 2003 were re-audited by a newly engaged independent registered public accounting firm. The internal review was overseen by the Audit Committee of the Board of Directors and a special Subcommittee of the Audit Committee formed in connection with a restructuring of the Board and of management that commenced in September 2005.

As a result of this internal review, in our 2005 10-K, we restated previously reported results by a net amount of $42.1 million. The items adjusted consisted of stock-based compensation, acquisitions and investments, revenue recognition, income taxes and treasury stock. The findings of our internal review of historical stock-based compensation awards included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards, (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings which included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings which included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25 million charge in March 2000 based on the incremental intrinsic value on the date assumed to be the modification date.

The restatement for stock-based compensation included in our 2005 10-K relied upon significant legal and other judgments. These judgments included determinations as to the validity of grants, measurement dates, and other matters, including reliance upon delegated authority with respect to awards issued directly by Mr. Hansen and not later ratified by the Board or Compensation Committee. Any and all of these determinations could be challenged. Additionally, new and possibly significant information may also be located which could lead to different determinations that may require different accounting treatment.

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney, we are responding to the subpoena by producing the documents we produce to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one of our current employees and two of our former employees (one of whom is a former officer) and with at least one employee of our former independent registered public accounting firm.

We are a nominal defendant in two separate consolidated shareholder derivative actions, one in the state court of Connecticut and the other in the United States District Court for the District of Connecticut. The complaints in these actions assert counts for an accounting of stock options granted to certain of the individual defendants and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract.

In 2006 and 2007, we have had communications with the United States Internal Revenue Service (“IRS”) and the United Kingdom HM Revenue & Customs (“Inland Revenue”) relating to historical stock option grants and exercises. These communications involve employment tax returns and the amounts of reported employee compensation and related payroll tax withholdings, as well as deductions on corporate income tax returns. We received, and have produced materials in response to, document requests from the IRS relating to stock option grants and exercises in connection with the IRS examination of our corporate tax returns for the years 2001 and 2004 and of our employment tax returns for the years 2003 through 2005, respectively. Subsequent to the sale of NYFIX Overseas in August 2006, GL forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

We have determined that we have exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, we have recorded a liability of $0.7 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K, related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL). In 2006, we remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007, with respect to rank and file employees, relating to 409A exposure are currently being evaluated. Based upon the current information available and the liabilities recognized, we believe the resolution of these tax matters will not have a material adverse effect on our consolidated financial condition or results of operations. However, the ongoing discussions with the taxing authorities could result in new information and higher than anticipated exposures. We are continuing to cooperate with the taxing authorities to resolve these matters.

Due to the fact that we are not current with our SEC reporting obligations, we have generally not issued shares to employees and directors in connection with the exercise of stock options from July 2005 to July 2007. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby we will honor awards to former employees who have validly notified us in writing of their intent to exercise. These awards will be honored once the Company is current with its periodic SEC reporting requirements and can settle awards under its registration statements. Certain former employees have notified us in writing of their intent to exercise; however, we have not honored such exercises at this time. We have exposure if our stock price drops after employees have notified us in writing of their intent to exercise.

As discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements, under SFAS 123(R), this exposure has resulted in liability classification for these modified awards and a net charge recorded through compensation expense for amounts by which the current fair values for these modified awards exceed their related original grant date fair values.

As of March 31, 2006, we had options covering 213,205 shares for which we had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for our common stock on the dates of these notifications was from $2.90 to $7.35, with a weighted average fair market value for such shares on the notification dates of $6.35.

As discussed in Notes 10 and 12 to the Condensed Consolidated Financial Statements, during the remainder of 2006 and the first six months of 2007, we were notified of additional intents to exercise and certain pending options were resolved through exercise. As of June 30, 2007, the remaining Pending Exercises total 1,030,150 shares. The range of fair market values for our common stock on the dates of the pending notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares on the notification dates of $5.97. Our potential cash exposure as of June 30, 2007 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the closing fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of our stock declines once option holders are able to exercise and sell the underlying shares.

During the six months ended June 30, 2007, we paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled related to expired options covering 21,375 shares aggregated $0.1 million. We have additional cash exposure if we cannot settle pending exercises with stock prior to their expiration going forward.

During the three months ended March 31, 2006 and 2005, we incurred $4.1 million and $0.7 million, respectively, relating to the stock option investigation, subpoenas, related financial restatements and expenses to resolve related matters, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during the three months ended March 31, 2006 included $0.1 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We incurred an additional $8.7 million during the remainder of 2006 related to these matters, a grand jury subpoena related to our stock option grants and related shareholder derivative litigation. This additional $8.7 million also included penalties of $0.6 million due to our delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

Please see Note 10 to the Condensed Consolidated Financial Statements for a more detailed description of these matters.

Results of Operations for the Three Month Periods Ended March 31, 2006 and 2005

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2006	% of revenue	2005	% of revenue
Revenue:
Subscription and maintenance	$17,028	67%	$15,473	65%
Product sales and services	1,183	5%	2,331	10%
Transaction	7,204	28%	5,960	25%
Total revenue	25,415	100%	23,764	100%
Cost of revenue:
Subscription and maintenance (1)	8,295	33%	7,526	32%
Product sales and services (1)	1,386	5%	1,294	5%
Transaction (1)	3,927	16%	3,267	14%
Total cost of revenue	13,608	54%	12,087	51%
Gross profit	11,807	46%	11,677	49%
Operating expense:
Selling, general and administrative (1)	11,549	45%	10,191	43%
Restatement, SEC investigation and related expenses (1)	4,054	16%	658	3%
Depreciation and amortization	409	2%	541	2%
(Loss) income from operations	(4,205)	-17%	287	1%
Interest expense	(134)	-1%	(190)	-1%
Investment income	132	1%	56	0%
(Loss) income before income tax provision	(4,207)	-17%	153	0%
Income tax provision	47	0%	47	0%
Net (loss) income	$(4,254)	-17%	$106	0%

(1) Stock-based compensation expense included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$43		$10
Product sales and services	4		2
Transaction	3		1
Selling, general and administrative	263		5
Restatement, SEC investigation and related expenses (a)	105		-
	$418		$18

(a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents the components of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Subscription and maintenance	$17,028	$15,473	$1,555	10%
Product sales and services	1,183	2,331	(1,148)	-49%
Transaction	7,204	5,960	1,244	21%
Total revenue	$25,415	$23,764	$1,651	7%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended March 31, 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $0.7 million to $5.2 million for the three months ended March 31, 2006, compared to $5.9 million during the three months ended March 31, 2005, due primarily to the declining presence of floor traders using our products. Recurring maintenance on licensed software increased $0.6 million to $2.3 million during the three months ended March 31, 2006, compared to $1.7 million during the three months ended March 31, 2005 due to an increase related to both FIX and OBMS software products.

Product Sales and Services

The decrease in product sales and services for the three months ended March 31, 2006, was primarily due to a decrease in sales of software licenses and related services by our OBMS Division, offset in part by an increase in sales of FIX software licenses and related services by our FIX Division. The OBMS Division was disposed of during the third quarter of 2006; see the previous discussion regarding Sale of NYFIX Overseas.

Transaction

The increase in transaction revenue for the three months ended March 31, 2006, was attributable to an increase in commissions on trade executions and an increase in net interest spread on our securities lending business by our Transaction Services Division. Commissions increased $0.9 million to $6.8 million during the three months ended March 31, 2006, compared to $5.9 million during three months ended March 31, 2005 due primarily to a $2.3 million increase in commissions from Sell-Side clients offset by a $1.5 million decrease in commissions from Buy-Side clients during the three months ended March 31, 2006. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products and an increase in billed specialist fees. The average daily matched volume in NYFIX Millennium during the three months ended March 31, 2006, was 18.8 million shares, an 88% increase over the average of 10.9 million shares during the three months ended March 31, 2005. This increase reflects increased popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.4 million during the three months ended March 31, 2006, compared to $0.04 million during the three months ended March 31, 2005. This increase was due to the hiring of a new sales team in mid 2005.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase
	2006	2005	$	%
Subscription and maintenance	$8,295	$7,526	$769	10%
Product sales and services	1,386	1,294	92	7%
Transaction	3,927	3,267	660	20%
Total cost of revenue	$13,608	$12,087	$1,521	13%

Percent of total revenue	54%	51%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue for the three months ended March 31, 2006 was primarily attributable to increased telecommunication costs of $0.3 million, an increase in fees paid of $0.2 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher personnel costs of $0.4 million and higher amortization of capitalized enhancements of $0.1 million. These increases were offset in part by decreases in various other costs. As a percentage of related revenue, these costs were comparable at 49% for the three months ended March 31, 2006 and 2005.

Product Sales and Services

The increase in product sales and services cost of revenue for the three months ended March 31, 2006 was primarily attributable to investments in our licensed products and services offered, including higher personnel costs of $0.1 million slightly offset by lower amortization of capitalized enhancement costs. Such costs are significantly fixed versus variable in nature. As a percentage of related revenue (which declined 49% during the same period due to declining OBMS software license sales), these costs increased significantly to 117%, compared to 56% for the three months ended March 31, 2006 versus 2005. The OBMS Division was disposed of during the third quarter of 2006; see the previous discussion regarding Sale of NYFIX Overseas.

Transaction

The increase in transaction cost of revenue for the three months ended March 31, 2006 primarily related to increased execution and clearing fees of $1.0 million associated with the growth in transaction volumes, offset in part by decreases in depreciation and amortization expenses of $0.1 million and data center expenses of $0.3 million. As a percentage of related revenue, these costs were comparable at 55% for the three months ended March 31, 2006 and 2005.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Compensation and related	$6,908	$5,912	$996	17%
Occupancy and related	675	779	(104)	-13%
Marketing, travel and entertainment	492	561	(69)	-12%
Professional fees	1,584	1,163	421	36%
Stock-based compensation	263	5	258	5160%
General and other	1,627	1,771	(144)	-8%
Total SG&A	$11,549	$10,191	$1,358	13%

Percent of total revenue	45%	43%

Compensation and Related

The increase in the portion of compensation and related costs included in SG&A for the three months ended March 31, 2006 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels, increased costs for employee benefits, as well as severance and other termination benefits incurred of $0.2 million.

Occupancy and Related

The decrease in occupancy and related costs for the three months ended March 31, 2006 was primarily attributable to the consolidation of our operations in both our 100 Wall Street and Stamford locations.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three months ended March 31, 2006, was primarily due to the timing of our participation at industry trade shows.

Professional Fees

The increase in professional fees incurred for the three months ended March 31, 2006, was primarily due to the use of consultants addressing administrative and operational weaknesses and deficiencies, as well as improvements to internal reporting systems. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

Stock-based Compensation

The increase in non-cash stock-based compensation for the three months ended March 31, 2006 was primarily attributable to the change in accounting from the intrinsic value based methodology prescribed under APB 25 compared to the fair value method as prescribed by SFAS 123(R).

General and Other

The decrease in general and other expenses for the three months ended March 31, 2006 primarily reflects a decrease in research and development spending and the recovery of previously reserved receivable balances, offset in part by increases in costs for temporary administrative help, higher corporate insurance costs and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$
Restatement, SEC investigation and related expenses	$4,054	$658	$3,396
Depreciation and amortization	409	541	(132)

Restatement, SEC Investigation and Related Expenses

During the three months ended March 31, 2006 and 2005, we incurred costs relating to the stock option investigation and subpoenas, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during the three months ended March 31, 2006 included $0.1 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period.

The increase for the three months ended March 31, 2006 was due to the significant costs incurred in connection with the SEC investigation into prior stock option grants and the related restatements, including the 2005 Restatement.

We incurred an additional $8.7 million of costs during the remainder of 2006 related to these matters, a grand jury subpoena related to our stock option grants and related shareholder derivative litigation. This additional $8.7 million also included penalties of $0.6 million due to the delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

Depreciation and Amortization

The decline in the portion of depreciation and amortization not included in cost of revenue for the three months ended March 31, 2006 was due to an increase in the amount of general overhead assets that have become fully depreciated.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$
Interest expense	$(134)	$(190)	$(56)
Investment income	132	56	76

Interest Expense

The decrease for the three months ended March 31, 2006 was primarily attributable to decreases in interest expense on sales tax obligations and on reduced acquisition related notes outstanding.

From April 1, 2006 to December 31, 2006, we incurred additional interest of $0.5 million associated with our failure to register the shares underlying the $7.5 million convertible note.

Investment Income

The increase for the three months ended March 31, 2006 reflected higher average cash balances invested during the period.

Income Tax Provision

The income tax provisions for the three months ended March 31, 2006 and 2005 were solely attributable to the impact of deducting goodwill with the Renaissance acquisition in our tax filings. All other tax effects during the three months ended March 31, 2006 and 2005 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

	As of
	March 31,	December 31,
(in thousands)	2006	2005
Cash and cash equivalents	$20,822	$21,066
Short-term investments	500	500
Total cash, cash equivalents and short-term investments	$21,322	$21,566

(in thousands)	Three Months Ended March 31, 2006
Net cash provided by operating activities	$1,878
Net cash used in investing activities	(1,960)
Net cash used in financing activities	(188)
Effect of exchange rate changes on cash	26
Net decrease in cash and cash equivalents	$(244)

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, from issuances of stock and from long-term borrowings. At December 31, 2006, we had cash and cash equivalents of $105.9 million. We believe that our current resources, together with anticipated cash generated from operations, will be sufficient to finance our current investing and operating needs. At December 31, 2006 and March 31, 2006, $32.1 million and $16.6 million, respectively, of our total cash, cash equivalents and short-term investments were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

In December 2006, we infused an additional $12.5 million of cash into our broker-dealer subsidiaries to provide additional excess regulatory capital to allow for business expansion and to provide our broker-dealer transaction counterparties with a better capitalized business partner.

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between periods.

(in thousands)	Three Months Ended March 31, 2006
Net loss adjusted for non-cash items	$(730)
Effect of changes in working capital and other operating accounts	2,608
Net cash provided by operating activities	$1,878

The effect of changes in working capital and other operating accounts increased cash flows during the three months ended March 31, 2006, primarily due to an increase in accounts payable and a decrease in accounts receivable. The increase in accounts payable was due in part to cash management efforts affecting the timing of payments, and the decrease in accounts receivable was due in part to improved billing and cash collection efforts.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At March 31, 2006, the net balance for clearing broker assets and clearing broker liabilities was a net receivable of $1.1 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At March 31, 2006, clearing broker assets include stock borrows of $384.0 million and clearing broker liabilities include stock loans of $384.4 million. This business and the related balances continued to grow in 2006 and we anticipate further growth in 2007 as a result of the $12.5 million capital infusion described above under Liquidity.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires the maintenance of $10 million in excess regulatory net capital. Until July 2006, NYFIX International was registered as an ISD Category C firm with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €50,000, plus a proportion of less liquid assets on hand. In July 2006, NYFIX International became an ISD Category B registered firm and as a result is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At March 31, 2006, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $15.1 million, $3.9 million in excess of our aggregate requirement of $11.2 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the three months ended March 31, 2006 was $2.0 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $0.9 million and capitalized product enhancement costs of $1.0 million.

The sale of our NYFIX Overseas subsidiary in August 2006 generated $9.0 million of proceeds before resolution of a working capital true-up. In April 2007, $1.3 million of this amount was repaid in settlement of a working capital adjustment. See the previous discussion regarding Sale of NYFIX Overseas for more details of this transaction.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases and long-term debt issued for working capital purposes. At March 31, 2006 and December 31, 2005, we had long-term debt and capital lease obligations outstanding of $9.4 million and $9.6 million, respectively (including current portions and the convertible note discussed below).

At March 31, 2006, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At March 31, 2006, the price at which the lender could convert the convertible note into shares of our common stock was $5.75 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors. As a result of the private placement of common shares that closed in July 2006 (see Note 12 to the Condensed Consolidated Financial Statements), the conversion price was reduced from $5.75 to $5.66.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above.

Net cash used in financing activities for the three months ended March 31, 2006 was $0.2 million, consisting of principal payments under capital lease obligations.

As more fully described in Note 12 to the Condensed Consolidated Financial Statements, we issued shares of common stock and convertible preferred stock during the second half of fiscal 2006 in two separate private placement transactions. We issued 2.7 million shares of common stock for $12.6 million to clients of a large investment manager (plus an additional 0.2 million shares for placement agent fees), and 1.5 million shares of convertible preferred stock to Warburg Pincus Private Equity IX, L.P. for $75 million (less $5.8 million of transaction related expenses). The proceeds from these transactions are intended for general corporate purposes and business development activities.

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market, subject to our filing of our quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC investigation into our accounting for stock option grants (see Notes 10 and 11 to the Condensed Consolidated Financial Statements), these filings were not made by October 31, 2005, and our common stock was delisted from the Nasdaq National Market on November 1, 2005. As a result of this delisting, our common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX.

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

See Note 10 to the Condensed Consolidated Financial Statements for a description of our commitments and contingencies.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements other than that related to the contingent obligation under the $7.5 million convertible note as described above.

Subsequent Events

For more information regarding events occurring after March 31, 2006, refer to Note 12 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for doubtful accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our 2005 10-K, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts, property and equipment, acquisitions and goodwill, product enhancement costs, long-lived assets, income taxes, contingencies and stock-based compensation. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2005, with the exception of the adoption of SFAS 123(R) on January 1, 2006, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the three months ended March 31, 2006, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2005 10-K.

Part I Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our 2005 10-K (filed in March 2007), management and our independent registered public accounting firm identified numerous material weaknesses regarding elements of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures.

Based on an evaluation of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, we continued to have material weaknesses regarding elements of our internal control over financial reporting, and as a result, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2005 10-K, our management, with oversight from our Audit Committee, has implemented measures to help ensure the accuracy of our financial reporting until such time as we are able to further improve our control environment and remedy our material weaknesses, including, among other things:

▪	expansion of our period-end closing procedures,
▪	enhanced monitoring and communications,
▪	additional analyses and cross team reviews,
▪	the dedication of significant internal resources,
▪	the engagement of external consultants, and
▪	additional top level management reviews of financial information and related disclosures.

As a result of these expanded and compensating procedures, we concluded that the consolidated financial statements included in this report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

During 2006 and through the date of this report, we have initiated changes to address previously reported material weaknesses in internal control over financial reporting that have a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Our efforts have focused and continue to focus, on:

(i)	Expanding our organizational capabilities to improve our control environment;
(ii)	Implementing process changes to strengthen our internal control and monitoring activities; and
(iii)	Implementing adequate information technology general controls.

Initial Remediation Activities Related to Identified Material Weaknesses -

During 2006 and through the date of this report, our remedial actions and interim measures reflect our decision to first complete our internal accounting review and the correction of errors in prior period financial reporting, while addressing organizational capabilities and key common control deficiencies (which as remedied would raise control awareness and thus improve the control environment). The steps we have taken, among other things, include the actions summarized below.

Expanding our capabilities from an organizational leadership perspective, which included:

▪	Appointing a new Chairman of the Board in October 2006 and subsequently appointing two new outside directors to the Board,

▪	Appointing a new Chief Financial Officer, and

▪
Hiring a Chief Technology Officer, a newly created position, who leads the centralized IT department (which combines company level IT activities related to product operations and implementation of new product strategy)

Strengthening our internal controls and monitoring activities over financial reporting, which included:

▪	Retaining personnel with appropriate accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements, such as:

•	adding a new Controller and Senior Accountant and upgraded accounting staff, and

•	engaging a professional services firm to perform internal audit and Sarbanes Oxley compliance reviews;

▪	Initiating several changes to internal control processes, such as:

•
implementing a monthly financial close process, controls over journal entries, a series of proofs and reconciliations and a formal monthly review of the financial results (including a monthly analytical review of revenue at the customer and product level),

•	segregating duties over disbursements and cash processing, and

•	consolidating domestic financial activities into one location co-located with senior management;

▪
Engaging consultants and accounting professionals to assist in the overall accounting review, the forensic review of our historical stock option grants, and the restatement of our prior period financial statements since 1993;

▪	Addressing material weaknesses related to our stock option granting processes, which included:

•	adopting, in February 2007, Equity Award Guidelines (the “Guidelines”) addressing the authorization, timing, documentation and verification of equity awards, and

•	suspending the granting of new stock-based compensation awards pending resolution of related matters and adoption of the Guidelines.

Strengthening our IT controls and addressing the material weaknesses related to our IT operations, among other things, which included:

▪
Retaining personnel with appropriate IT operations knowledge, experience and training commensurate with the financial services industry, such as a new Chief System Architect, Head of Quality Control, and a Program Management Officer.

▪	Initiating several changes to IT related control processes, such as:

•	implementing a new consolidated authentication and access control technology to monitor and manage access to production systems,

•
moving corporate systems within class 1 datacenter environments to ensure availability and business continuity thereby making a substantial investment in our Data Center infrastructure and management tools and processes to ensure availability of increased core infrastructure services including power, space, and environmentals,

•
engaging external consultants to conduct security and process reviews and make appropriate recommendations and to establish appropriate data management and backup policies related to critical production databases and storage, and

•	engaging professional consultants to support financial reporting systems.

Ongoing Remediation of Material Weaknesses -

While we believe our ongoing efforts have improved our internal control over financial reporting, we have not completed the redesign and/or programming of all necessary procedures and controls nor our documentation and testing of the processes. Accordingly, we will continue to perform the interim measures described above and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above.

We continue to have extensive work remaining and management has increased the resources dedicated to our remediation program following completion of our internal accounting review in February 2007, and the resultant restatement of our financial results for prior periods.

We believe that these remedial actions have improved and that further planned actions will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, we do not believe that all of these material weaknesses, including certain of those involving our IT infrastructure and related controls, will be fully remediated by December 31, 2007. We expect that we will need a period of time over which to demonstrate that these controls are functioning appropriately to conclude that we have adequately remediated the weaknesses. Accordingly, we expect to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2007.

Certain of the planned remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

PART II -- OTHER INFORMATION

Part II Item 1. Legal Proceedings

The information required by this Item with respect to legal proceedings set forth under “Commitments and Contingencies” in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1, Unaudited Financial Statements of this report on Form 10-Q is hereby incorporated by reference.

Part II Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks referred to in our 2005 10-K are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the risks referred to in our 2005 10-K actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

For more information regarding risk factors relating to us and our business, please refer to Item 1A, Risk Factors in our 2006 Annual Report on Form 10-K, which will be filed concurrently with this report on Form 10-Q, for an update of the risk factors since the filing of our 2005 10-K in March 2007.

Part II Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Uses of Common Stock

No shares of our common stock were issued during the first and second quarters of 2006 in payment for services, in settlement of debt or related interest, or related to exercise of stock options; however, certain transactions involving our common stock did occur during the remainder of 2006 and through the date of this report.

Remainder of 2006

Private Placements

Common Stock

In a private placement transaction which closed on July 5, 2006, we issued 2,713,000 shares of our common stock to certain clients of an investment manager (the “Buyers”) for an aggregate purchase price of $12.6 million. We also issued 157,693 shares of our common stock to Rhone Group Advisors, LLC to pay placement agent fees equivalent to 6% of the gross proceeds of this transaction, for an aggregate 2,870,693 shares issued. We are using and intend to use the net proceeds from the investment for general corporate purposes and business development activities. The issuance of the shares to the Buyers and Rhone Group Advisors, LLC was effected in reliance on the exemption from the registration provisions of the Securities Act provided by Rule 506 of Regulation D under the Securities Act (“Regulation D”).

Pursuant to the Securities Purchase Agreement (“Common Stock SPA”) signed and delivered to us by the Buyers, each Buyer made the following representations, among others: (a) such Buyer is acquiring the securities for its own account for investment and not for the account of any other person and not with a view towards, or for resale in connection with, the public sale or distribution thereof, except pursuant to sales registered or exempt from registration, (b) such Buyer is an accredited investor and is also knowledgeable, sophisticated and experienced in making, and is qualified to make decisions with respect to, investments in securities presenting an investment decision like that involved in the purchase of our securities, (c) such Buyer was furnished with all materials relating to our business, finances and operations and materials relating to the offer and sale of our securities which have been requested by such Buyer and that such Buyer was provided the opportunity to ask questions of us. Management determined that each Buyer is an Accredited Investor (as defined in Regulation D) and also a sophisticated investor. In addition, we disclosed to the Buyers that such shares have not been registered under the Securities Act and consequently cannot be resold unless registered under the Securities Act or an exemption from registration is available, and a restrictive legend will be placed on the share certificates. Consequently, management determined that such shares can be issued to the Buyers in reliance on Rule 506 of Regulation D.

Pursuant to a registration rights agreement entered into on the Closing Date, we were obligated to use our best efforts to become current in our reporting obligations under the Exchange Act by September 30, 2006, and incur penalties if we failed to become current in our reporting obligations by December 31, 2006. We failed to become current in such reporting obligations, which resulted in our incurring a liability to the Buyers in the form of liquidated damages in the amount of 5% of the purchase price. In December 2006, we recorded a charge of $631,000 as a result of not meeting the December 31, 2006 filing requirements. In addition, we are obligated to cause a registration statement for these shares to become effective within 45 days (if the SEC will not review such registration statement) or 120 days (if the SEC does review the registration statement) following the date that we cure the delinquency in our Exchange Act reporting (such 45 or 120 day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective in accordance with the Effectiveness Deadline would result in additional liability owed to the Buyers for liquidated damages. Our total liability for liquidated damages in connection with such deadlines is capped at 13% of the aggregate purchase price. We are responsible for paying the costs associated with the aforementioned registration statement.

The foregoing discussion is not a complete description of all the terms of the Common Stock SPA and related documents and is qualified in its entirety by reference to the complete text of those documents, which are filed as Exhibits 10.41 and 10.42 to our 2005 10-K.

Convertible Preferred Stock

On September 4, 2006, we entered into a securities purchase agreement to sell 1.5 million shares of Series B Voting Convertible Preferred Stock and a warrant (the “Warrant”) to purchase 2.25 million shares of our common stock to Warburg Pincus Private Equity IX, L.P., a leading global private equity firm, for $75 million. We are using and intend to use the net proceeds from the investment, after deducting a 6% placement agent fee of $4.5 million to Rhone Group Advisors, LLC, and other transaction-related expenses of $1.3 million, for general corporate purposes and business development activities. The transaction closed on October 12, 2006. The shares of Series B Preferred Stock and the Warrant were issued in a private placement transaction under Rule 506 of Regulation D.

Pursuant to the Preferred Stock SPA, Warburg Pincus made certain representations, including the following: (a) Warburg Pincus is acquiring the securities for its own account for investment and not with a view towards the resale, transfer or distribution thereof, nor with any present intention of distributing the shares of Series B Preferred Stock or the Warrant, (b) Warburg Pincus is a “qualified institutional buyer” within the meaning of Rule 144A(a) of the Securities Act or an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, (c) Warburg Pincus has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of its investment in us and is able to bear the economic risk of such investment for an indefinite period of time, and (d) Warburg Pincus was furnished access to such information and documents as it has requested and has been afforded an opportunity to ask questions of and receive answers from representatives of us concerning the terms and conditions of the Preferred Stock SPA and the purchase of the Series B Preferred Stock. In addition, we disclosed to Warburg Pincus that the shares of Series B Preferred Stock, the Warrant and the shares of common stock issuable upon exercise of the Warrant have not been registered under the Securities Act and consequently cannot be resold unless registered under the Securities Act or an exemption from registration is available and a restrictive legend will be placed on the share certificates and Warrant. Consequently, management determined that such shares and Warrant can be issued to Warburg Pincus in reliance on Rule 506 of Regulation D of the Securities Act.

Each share of Series B Preferred Stock sold under the agreement is convertible at any time, initially into 10 shares of common stock, at an initial conversion price of $5.00 per common share, which represents a discount of approximately 6.5% to the closing price of our common stock on September 1, 2006 and a premium of 9.3% to the last 45 trading day average prior to September 4, 2006. Dividends are payable semiannually on the Series B Preferred Stock in shares of common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the purchase price per share, or $50, divided by the conversion price then in effect (currently $5.00).  The Warrant issued in connection with this transaction entitles Warburg Pincus to purchase 2.25 million shares of common stock at an exercise price of $7.75 per share.

As part of the agreement with Warburg Pincus, we agreed to hold a stockholder vote to increase our authorized share capital. We filed a definitive proxy statement on January 31, 2007 relating to our proposal to increase the number of authorized shares of common stock from 60 million to 100 million. The proposal was approved at a special meeting of stockholders that was held on February 27, 2007.

Pursuant to the Registration Rights Agreement entered into (in connection with the Preferred Stock SPA), the Company is obligated to use reasonable business efforts to (become current with regard to its periodic reporting with the SEC under the Exchange Act) obtain authorization for our common stock to be relisted on a “Principal Market”, as defined in the Registration Rights Agreement.  Beginning on the first anniversary of the closing date of the Preferred Stock SPA, Warburg Pincus has the right to make a written request to the Company to register “Registrable Securities”, as defined in the Registration Rights Agreement.  “Registrable Securities” include shares of our common stock: that are issued upon conversion of the Series B Preferred Stock, issued as a dividend, and any other shares held or acquired by Warburg Pincus.

The foregoing discussion is not a complete description of all the terms of the Preferred Stock SPA and related documents and is qualified in its entirety by reference to the complete text of those documents, which are filed as Exhibits 10.38, 10.46 and 10.47 to our 2005 10-K.

Other Transactions

▪
In July 2006, we issued 40,491 shares of common stock from treasury stock with an aggregate market price of $190,000 as a scheduled payment to certain noteholders of Renaissance promissory notes issued in connection with our acquisition of the remaining 82% of the membership units of Renaissance that we did not already own effective July 1, 2003. The issuance of the shares was effected in reliance on the exemption set forth in Section 3(a) (9) of the Securities Act. (Additional information regarding the Renaissance promissory notes may be found in Part II, Item 5, and Note 4 to the Consolidated Financial Statements in our 2005 10-K .)

▪
In August 2006, we issued 14,021 shares of common stock from treasury stock with an aggregate market value agreed in April 2005 of $67,000, as final settlement of a EuroLink promissory note issued in connection with our acquisition of the remaining 60% of EuroLink that we did not already own effective March 29, 2004. The issuance of the shares was effected in reliance on the exemption set forth in Section 3(a) (9) of the Securities Act. (Additional information regarding the EuroLink promissory notes may be found in Part II, Item 5, in our 2005 10-K.)

Six months ended June 30, 2007

▪
On January 25, 2007 and June 19, 2007, the Board of Directors declared a dividend payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006 and June 30, 2007, respectively. As a result, we issued 227,500 and 526,327 restricted shares of common stock, with fair values of approximately $1,354,000 and $3,426,000, respectively, based on the market price of our common stock on the respective declaration dates. The issuances of the shares were effected in reliance on the exemption set forth in Section 4(2) of the Securities Act. (See the discussion above for additional information regarding the Preferred Stock SPA.)

▪
During the three months ended March 31, 2007, certain stock options on the pending notification list aggregating 225,000 shares were exercised by an affiliate at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with 73,171 shares of then-outstanding common stock which were returned to treasury. We then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The issuance of the shares was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

▪
Also during March 2007, we issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of a provision in his employment agreement requiring issuance of shares worth $300,000. The issuance of the shares to the officer was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Part II Item 3. Defaults Upon Senior Securities

There were no payment defaults on our outstanding indebtedness during the three months ended March 31, 2006; however, there have been subsequent defaults related to our other obligations to become current with our periodic SEC filings and to register certain securities. Please see Notes 6 and 12 to the Condensed Consolidated Financial Statements included in this report for a more detailed description of these matters.

Part II Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended March 31, 2006; however a special meeting of stockholders was held on February 27, 2007, following a proxy filed with the SEC on January 31, 2007, to approve a proposal of the Board of Directors to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock from 60,000,000 to 100,000,000. A tabulation of the stockholder vote approving the proposal follows:

Vote of the Company’s Common Stock as a Class
For	29,372,641
Against	435,836
Abstain	41,425
Broker Non-votes	0

Vote of the Company’s Common Stock and the Series B Preferred Stock Combined as a Single Class
For	44,372,641
Against	435,836
Abstain	41,425
Broker Non-votes	0

Part II Item 5. Other Information

None.

Part II Item 6.  Exhibits

a.)	Exhibits

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYFIX, INC.

August 6, 2007	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

August 6, 2007	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.