Form 10-Q
period 2006-06-30
NYFIX INC
filed 2007-08-06
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

NYFIX, INC.

INDEX

		Page
Introductory Explanatory Note		3

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005	5

	Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2006	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005	7

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

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

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$23,125	$21,066
Short-term investments	500	500
Accounts receivable, less allowances of $1,010 and $1,413, respectively	12,921	15,368
Clearing broker assets	509,935	456,575
Prepaid expenses and other current assets	4,339	4,692
Total current assets	550,820	498,201
Property and equipment, net of accumulated depreciation and amortization of $32,400 and $30,558, respectively	12,620	14,124
Product enhancement costs, net of accumulated amortization of $21,877 and $18,452, respectively	9,010	9,251
Goodwill	58,215	58,234
Acquired intangible assets, net of accumulated amortization of $9,335 and $8,206, respectively	3,079	4,202
Other assets, net	1,632	1,771
Total assets	$635,376	$585,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$18,748	$15,740
Clearing broker liabilities	512,314	456,825
Current portion of capital lease obligations	704	690
Current portion of long-term debt	259	259
Current portion of other long-term liabilities	816	1,174
Deferred revenue	4,873	4,456
Total current liabilities	537,714	479,144
Long-term portion of capital lease obligations	603	956
Long-term debt	7,683	7,673
Other long-term liabilities	3,036	3,062
Total liabilities	549,036	490,835
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized; 33,784,293 shares issued at June 30, 2006 and December 31, 2005	34	34
Additional paid-in capital	238,702	238,464
Accumulated deficit	(135,141)	(125,883)
Treasury stock, 1,188,290 shares at June 30, 2006 and December 31, 2005, at cost	(17,004)	(17,004)
Notes receivable issued for common stock	(71)	(70)
Accumulated other comprehensive loss	(180)	(593)
Total stockholders' equity	86,340	94,948
Total liabilities and stockholders' equity	$635,376	$585,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005

Revenue:
Subscription and maintenance		$17,382		$15,674		$34,410		$31,147
Product sales and services		709		1,947		1,892		4,278
Transaction		6,744		6,334		13,948		12,294
Total revenue		24,835		23,955		50,250		47,719

Cost of revenue:
Subscription and maintenance		8,289		7,643		16,584		15,169
Product sales and services		1,582		1,139		2,968		2,433
Transaction		4,062		4,231		7,989		7,498
Total cost of revenue		13,933		13,013		27,541		25,100

Gross profit		10,902		10,942		22,709		22,619

Operating expense:
Selling, general and administrative		11,792		10,933		23,341		21,124
Restatement, SEC investigation and related expenses		3,688		737		7,742		1,395
Depreciation and amortization		298		497		707		1,038

Loss from operations		(4,876)		(1,225)		(9,081)		(938)

Interest expense		(282)		(166)		(416)		(356)
Investment income		182		60		314		116
Other income (expense), net		19		(254)		19		(254)
Loss before income tax provision		(4,957)		(1,585)		(9,164)		(1,432)
Income tax provision		47		47		94		94

Net loss		$(5,004)		$(1,632)		$(9,258)		$(1,526)

Basic and diluted loss per common share	$	(0.15)	$	(0.05)	$	(0.28)	$	(0.05)

Basic and diluted weighted average common shares outstanding		32,596		32,439		32,596		32,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Six Months Ended June 30, 2006
(in thousands, except share amounts)

	Common stock issued		Additional			Notes receivable issued for	Accumulated other	Total
	Shares	Par value	paid-in capital	Accumulated deficit	Treasury stock	common stock	comprehensive loss	stockholders' equity
Balance December 31, 2005	33,784,293	$34	$238,464	$(125,883)	$(17,004)	$(70)	$(593)	$94,948
Comprehensive loss:
Net loss	-	-	-	(9,258)	-	-	-	(9,258)
Foreign currency translation adjustment	-	-	-	-	-	-	413	413
Total comprehensive loss	-	-	-	-	-	-	-	(8,845)
Stock-based compensation expense	-	-	579	-	-	-	-	579
Modification of stock options	-	-	(341)	-	-	-	-	(341)
Interest accrued on notes for common stock	-	-	-	-	-	(1)	-	(1)
Balance June 30, 2006	33,784,293	$34	$238,702	$(135,141)	$(17,004)	$(71)	$(180)	$86,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(9,258)	$(1,526)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,372	7,083
Stock-based compensation expense	579	169
Amortization of debt discounts and premiums	10	23
Deferred income taxes	74	74
(Recovery) provision for doubtful accounts	(316)	132
Loss on extinguishment of debt	-	254
Other, net	(1)	5
Changes in assets and liabilities
Accounts receivable	2,997	(2,444)
Prepaid expenses and other assets	474	(1,735)
Clearing broker assets	(53,360)	(110,599)
Deferred revenue	356	294
Accounts payable, accrued expenses and other liabilities	2,136	(3,110)
Clearing broker liabilities	55,489	110,498
Net cash provided by (used in) operating activities	5,552	(882)
Cash flows from investing activities:
Net sales of short-term investments	-	675
Capital expenditures for property and equipment	(1,208)	(1,380)
Capitalization of product enhancement costs	(2,046)	(2,479)
Tax benefit attributable to goodwill	20	20
Net cash used in investing activities	(3,234)	(3,164)
Cash flows from financing activities:
Principal payments under capital lease obligations	(339)	(319)
Other, net	(67)	317
Net cash used in financing activities	(406)	(2)
Effect of exchange rate changes on cash	147	(221)
Net increase (decrease) in cash and cash equivalents	2,059	(4,269)
Cash and cash equivalents, beginning of period	21,066	24,764
Cash and cash equivalents, end of period	$23,125	$20,495

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

The Company expects the adoption of SFAS 123(R) and SAB 107 to have a material impact on its consolidated financial statements in the future (after it resumes granting stock options as a component of employee compensation); however, the Company has suspended stock option granting activities since April 2005, as previously explained in the 2005 10-K. As a result, the impact of adopting SFAS 123(R) (including modification charges), on the Company’s net loss for the three and six months ended June 30, 2006, was $0.3 million and $0.7 million greater, respectively than had it continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The loss per common share for the three and six months ended June 30, 2006 was $(0.15) and $(0.28), respectively and would have been $(0.15) and $(0.26), respectively had the Company not adopted SFAS 123(R).

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

Pro Forma Net Loss and Loss per Share

The following table illustrates the effect on net loss and loss per common share, for the three and six months ended June 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 in that period. The Company has estimated the fair value of options using a Black-Scholes option pricing model and amortized such amounts to expense over the option’s vesting period.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in thousands, except per share amounts)
Net loss	$(1,632)	$(1,526)
Add: Stock-based compensation expense included in reported net loss, zero tax effect	151	169
Deduct: Stock-based compensation expense determined under the fair value method, zero tax effect	(570)	(1,267)
Pro forma net loss	$(2,051)	$(2,624)

Basic and diluted loss per common share:
As reported	$(0.05)	$(0.05)
Pro forma	$(0.06)	$(0.08)

Basic and diluted weighted average common shares outstanding	32,439	32,432

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Stock Option Plans

A summary of activity under stock option plans for the six months ended June 30, 2006, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)

Outstanding at beginning of the year	5,157,247	(1)	$10.31

Cancelled	(487,371)		$14.33

Outstanding at end of the period	4,669,876	(2) (3)	$10.28	5.1	$2,232

Exercisable at end of the period	4,283,484	(2) (3)	$10.46	4.9	$2,230

(1) Includes 69,492 shares related to pending exercises which were not deemed probable of expiring before the Company would be current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.12 per share.

(2) Includes 234,005 shares related to pending exercises which were not deemed probable of expiring before the Company would be current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.98 per share.

(3) In June 2006, the Board of Directors, with the approval of and on the recommendation of the Compensation Committee, increased the exercise prices of certain grants still outstanding to certain current (and former) directors and officers where a higher exercise price was deemed more appropriate. Included above are 880,500 shares related to stock option grants whose weighted average exercise prices were increased by approximately $2.10 per share.

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

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines. Due to this exposure, these option holders no longer retain the risks of equity ownership. Accordingly, the fair market values of these awards were reclassified as liabilities in accordance with SFAS 123(R). These liabilities are subsequently re-marked for as long as the awards are outstanding and classified as liabilities. The recorded liabilities are offset against a charge to additional paid in capital to the extent of the original grant date fair values of such awards (calculated under SFAS 123). Any amounts by which the current fair values for these modified awards exceed their related original grant date fair values are recorded through compensation expense. At June 30, 2006, shares underlying post-termination exercise period extensions totaled 234,005 with an aggregate fair value of $0.3 million. Of this amount, $0.3 million of grant date fair values were reclassified from additional paid in capital to liabilities and less than $0.1 million was charged to compensation expense.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

At June 30, 2006, 22,500 shares underlying awards to three optionees had either expired or were considered probable of expiring, with an aggregate fair value of $0.1 million. Of this amount, less than $0.1 million of grant date fair values were reclassified from additional paid in capital to liabilities with $0.1 million charged to compensation expense.

The Company did not grant any awards during the six months ended June 30, 2006. The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2005 was $2.79 per share and $3.70 per share, respectively. The fair value of option awards granted during the six months ended June 30, 2005 was estimated under SFAS 123 using the Black-Scholes option pricing model with the following weighted average assumptions:

Average risk-free interest rate	3.64%
Average expected life in years	5.5
Expected volatility	80%
Expected dividend yield	0%

Stock-based compensation expense during the three and six months ended June 30, 2006 was approximately $0.2 million and $0.6 million, respectively, which includes an aggregate of a nil amount and $0.1 million, respectively, of expense related to expired options to be cash settled and extending the normal 90 day post-termination exercise period. During the three and six months ended June 30, 2005 stock-based compensation expense was approximately $0.2 million and $0.2 million, respectively.

3.	Loss Per Share

The Company’s basic loss per common share is determined by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is determined by dividing the net loss applicable to common stockholders, adjusted for the effect of dilutive securities, by the weighted average number of common shares and dilutive potential common shares. Since the Company incurred a net loss for the three and six months ended June 30, 2006 and 2005, the impact of all potentially dilutive securities on earnings per share is antidilutive.

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

The following table sets forth the components of the computation of net loss per common share and of the weighted average common shares outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005

Net loss applicable to common stockholders, basic and diluted	$(5,004)	$(1,632)	$(9,258)	$(1,526)

Net loss per common share - basic and diluted	$(0.15)	$(0.05)	$(0.28)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted shares	32,596	32,439	32,596	32,432

Antidilutive securities:
Stock options, treasury stock method (1)	632	576	679	570
Convertible note (1)	1,304	1,304	1,304	1,304

(1) The impact of stock options and the convertible note on earnings per share is anti-dilutive in a period of loss.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4.	Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(in thousands)
Accounts payable	$10,362	$7,896
Taxes, other than income and payroll taxes	1,740	1,963
Compensation and related	3,998	3,753
Modification of stock-based awards (Note 2)	402	-
Other	2,246	2,128
Total accounts payable and accrued expenses	$18,748	$15,740

5. Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(in thousands)
Securities borrowed	$506,247	$454,098
Securities failed-to-deliver	376	357
Deposits with clearing organizations and others	981	1,209
Receivables from clearing organizations	2,331	911
Total clearing broker assets	$509,935	$456,575

Securities loaned	$511,879	$456,431
Securities failed-to-receive	399	394
Payables to clearing organizations	36	-
Total clearing broker liabilities	$512,314	$456,825

Securities Lending

The Company receives collateral under securities borrowed transactions which it is allowed by contract or custom to sell or repledge. As of June 30, 2006, securities borrowed with a fair value of $494.3 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and six months ended June 30, 2006 and 2005, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Interest earned	$2,952	$623	$5,672	$1,185
Interest incurred	(2,604)	(531)	(4,955)	(1,050)
Net	$348	$92	$717	$135

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium, LLC (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium, at June 30, 2006, were 2.18 to 1 and 1.10 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is a registered firm of the Financial Services Authority (“FSA”) in the U.K. Until July 2006 the firm was registered as an ISD Category C firm and required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €50,000, plus a proportion of less liquid assets on hand. At June 30, 2006, NYFIX International had financial resources in accordance with the FSA’s rules of £670,000 ($1,239,000) and excess financial resources over its requirement of £195,000 ($361,000). In July 2006, NYFIX International became an ISD Category B registered firm and as a result is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand.

At June 30, 2006, the regulatory net capital/resources and excess amounts were as follows:
	Regulatory Net Capital/Resources	Excess Regulatory Net Capital/Resources
	(in thousands)
NYFIX Clearing	$12,519	$12,269
NYFIX Transaction	624	533
NYFIX Millennium	1,105	1,024
	14,248	13,826

NYFIX International	1,239	361
	$15,487	$14,187

6.	Long-Term Debt

Convertible Note Payable

At June 30, 2006, and December 31, 2005, the Company had outstanding a $7.5 million convertible note, as amended June 24, 2005, with an interest rate of 5%, due in December 2009. The lender has certain rights which require the Company to register the common stock to be issued upon conversion of the convertible note or for payment of interest, under the Securities Act of 1933, as amended (the “Securities Act”). Such registration statement was to be effective by March 31, 2006, and since it was not, the Company is required to pay additional interest, in cash, for each month the effectiveness is delayed. The additional interest varies by month and has an aggregate cap of $500,000 for the duration of the convertible note. The Company incurred $150,000 of such additional interest during the three and six month periods ended June 30, 2006 and recognized an additional $350,000 during the period July 1, 2006 through December 31, 2006.

At June 30, 2006, the convertible note was convertible at the option of the lender into shares of the Company’s common stock at a conversion price of $5.75 per share. At the option of the Company, the convertible note is convertible into its common stock at the lender’s conversion rate at any time, provided the Company’s common stock has exceeded 150% of the conversion price for at least ten trading days in the thirty-day trading period ending within five trading days prior to the date the Company gives notice of the conversion and provided that the Company has an effective registration statement covering the public resale of such shares. If the Company converts the convertible note prior to December 30, 2007, the Company is required to pay an additional make-whole interest payment equal to the present value of the remaining interest payments in either cash or the Company’s stock at the Company’s discretion.

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

8.	Total Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net loss	$(5,004)	$(1,632)	$(9,258)	$(1,526)
Foreign currency translation adjustment	355	(163)	413	(203)
Total comprehensive loss	$(4,649)	$(1,795)	$(8,845)	$(1,729)

9. Business Segment Information

In accordance with the requirements for interim period reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting the external, intersegment and net revenues and the operating income of its operating segments. As of June 30, 2006, the Company was organized into four operating divisions through which senior management evaluates the Company’s business. These divisions, as described below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

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

The following table presents information by reportable segment for the three and six months ended June 30, 2006 and 2005:

(in thousands)	FIX Division	OMS Division	OBMS Division (1)	Transaction Services Division	Corporate & Other (2)	Total
Three Months Ended June 30, 2006
Revenue - external customers	$10,676	$4,453	$1,882	$7,824	$-	$24,835
Revenue (cost of revenues), net - intersegment	561	289	-	(850)	-	-
Net revenue	11,237	4,742	1,882	6,974	-	24,835
Operating income (loss) (3)	1,033	(2,461)	(251)	(20)	(3,177)	(4,876)

Three Months Ended June 30, 2005
Revenue - external customers	$8,777	$5,621	$2,142	$7,415	$-	$23,955
Revenue (cost of revenues), net - intersegment	685	335	-	(1,020)	-	-
Net revenue	9,462	5,956	2,142	6,395	-	23,955
Operating income (loss) (3)	1,094	(481)	(782)	(319)	(737)	(1,225)

Six Months Ended June 30, 2006
Revenue - external customers	$21,311	$9,333	$3,575	$16,031	$-	$50,250
Revenue (cost of revenues), net - intersegment	1,178	586	-	(1,764)	-	-
Net revenue	22,489	9,919	3,575	14,267	-	50,250
Operating income (loss) (3)	2,897	(4,405)	(461)	274	(7,386)	(9,081)

Six Months Ended June 30, 2005
Revenue - external customers	$17,285	$11,325	$4,873	$14,236	$-	$47,719
Revenue (cost of revenues), net - intersegment	1,096	572	-	(1,668)	-	-
Net revenue	18,381	11,897	4,873	12,568	-	47,719
Operating income (loss) (3)	2,029	(665)	(1,123)	216	(1,395)	(938)

(1) The Company disposed of the OBMS Division in 2006 with the sale of NYFIX Overseas, Inc., see Note 12. Beginning in the third quarter of 2006, the results of the OBMS Division will be reflected as discontinued operations.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company has recorded a liability of $0.7 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL). In 2006, the Company remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007, with respect the 409A exposure related to rank and file employees, are currently being evaluated.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

As of June 30, 2006, the Company had options covering 234,005 shares for which it had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for the Company’s common stock on the dates of these notifications was from $2.90 to $7.35. The weighted average fair market value for such shares underlying options on the respective notification dates was $6.31 for such shares as of June 30, 2006. At June 30, 2006, the fair market value of the Company’s common stock was $4.76.

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

At December 31, 2006, 130,000 shares underlying awards, to six optionees, with an aggregate fair value of $0.5 million had either expired or were considered probable of expiring. During the six months ended June 30, 2007, the Company paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled related to expired options covering 21,375 shares, aggregated $0.1 million. The Company has additional cash exposure if it cannot settle pending exercises with stock prior to their expiration going forward.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Other

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

During the three and six months ended June 30, 2006, the Company incurred $3.7 million and $7.7 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys, forensic accountants, and other consultants and the cost of re-auditing previously issued financial statements following the resignation of its prior independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. Amounts incurred during the three and six months ended June 30, 2006 included a nil amount and $0.1 million, respectively, of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. During the three and six months ended June 30, 2005, these costs were $0.7 million and $1.4 million, respectively. The Company incurred an additional $5.1 million during the remainder of 2006 related to these matters. This additional $5.1 million also included penalties of $0.6 million due to the Company’s delinquency in its periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

Common Stock and Treasury Stock

At June 30, 2006 and December 31, 2005, the Company had outstanding 32,596,003 shares of common stock, with 1,188,290 held in treasury.

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

Pursuant to a registration rights agreement entered into on the Closing Date, the Company was obligated to use its best efforts to become current in its reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In December 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration statement for these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45 or 120-day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in a liability of the Company to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

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

The net assets of NYFIX Overseas were as follows as of June 30, 2006 (in thousands):

Cash and cash equivalents	$192
Accounts receivable, net	3,235
Prepaid expenses and other current assets	224
Property and equipment, net	341
Other assets, net	2,198
Accounts payable and accrued expenses	(2,106)
Deferred revenue	(1,158)
Net assets	$2,926

Revenue and loss before income tax provision of NYFIX Overseas were as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Revenue	$1,882	$2,142	$3,575	$4,873

Loss before income tax provision	$(251)	$(782)	$(461)	$(1,123)

The loss before income tax provision noted above includes allocated overhead charges from affiliates of $0.1 million for the three and six months ended June 30, 2006 and $0.9 million and $1.7 million for the three and six months ended June 30, 2005, respectively.

Litigation

There are lawsuits that have arisen subsequent to June 30, 2006 that involve the Company, and, in some cases, certain of the Company’s current and former directors and officers, as defendants. See Note 10 for a discussion of these matters.

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

Overview

We are a pioneer in electronic trading solutions and we continue to transform trading through innovation.  The NYFIX MarketplaceTM is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium provides the NYFIX MarketplaceTM with enhanced methods of accessing liquidity.  We also provide value-added informational and analytic services and powerful tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables ultra-low touch, low impact market access and end-to-end transaction processing. We refer to ourselves as a “trusted business partner” because our clients depend on our products and services for mission-critical business functions, including order management, order routing and trade execution. And since we act only as agent for our clients and never engage in proprietary trading for the firm’s account, we are viewed as a neutral intermediary and impartial by Buy-Side and Sell-Side alike.

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

Cost of revenue includes the following:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX MarketplaceTM;

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

Revenue and loss before income tax provision of NYFIX Overseas, included in our condensed consolidated financial statements, were as follows for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005

Revenue	$1,882	$2,142	$3,575	$4,873

Loss before income tax provision	$(251)	$(782)	$(461)	$(1,123)

The loss before income tax provision noted above includes allocated overhead charges from affiliates of $0.1 million for the three and six months ended June 30, 2006 and $0.9 million and $1.7 million for the three and six months ended June 30, 2005, respectively.

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

Due to the fact that we are not current with our SEC reporting obligations, we have generally not issued shares to employees and directors in connection with the exercise of stock options from July 2005 to July 2007. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby we will honor awards to former employees who have validly notified us in writing of their intent to exercise. These awards will be honored once the Company is current with its periodic SEC reporting requirements and can settle awards under its registration statements. Certain former employees have notified us in writing of their intent to exercise; however, we have not honored such exercises at this time. We have cash exposure if our stock price drops after employees have notified us in writing of their intent to exercise.

As discussed in more detail in Note 2 to the Condensed Consolidated Financial Statements, under SFAS 123(R), this exposure has resulted in liability classification for these modified awards and a net charge recorded through compensation expense for amounts by which the current fair values for these modified awards exceed their related original grant date fair values.

As of June 30, 2006, we had options covering 234,005 shares for which we had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for our common stock on the dates of these notifications was from $2.90 to $7.35, with a weighted average fair market value for such shares on the notification dates of $6.31.

As discussed in Notes 10 and 12 to the Condensed Consolidated Financial Statements, during the remainder of 2006 and the first six months of 2007, we were notified of additional intents to exercise and certain pending options were resolved through exercise. As of June 30, 2007, the remaining Pending Exercises total 1,030,150 shares. The range of fair market values for our common stock on the dates of the pending notifications through June 30, 2007, was from $2.90 to $7.47, with a weighted average fair market value for such shares on the notification dates of $5.97. Our potential cash exposure as of June 30, 2007 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the closing fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of our stock declines once option holders are able to exercise and sell the underlying shares.

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

During the three and six months ended June 30, 2006, we incurred $3.7 million and $7.7 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys, forensic accountants, and other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during the three and six months ended June 30, 2006 included a nil amount and $0.1 million, respectively, of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. During the three and six months ended June 30, 2005, these costs were $0.7 million and $1.4 million, respectively. We incurred an additional $5.1 million during the remainder of 2006 related to these matters. This additional $5.1 million also included penalties of $0.6 million due to our delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2006 and 2005

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2006	% of revenue	2005	% of revenue	2006	% of revenue	2005	% of revenue
Revenue:
Subscription and maintenance	$17,382	70%	$15,674	65%	$34,410	68%	$31,147	65%
Product sales and services	709	3%	1,947	8%	1,892	4%	4,278	9%
Transaction	6,744	27%	6,334	27%	13,948	28%	12,294	26%
Total revenue	24,835	100%	23,955	100%	50,250	100%	47,719	100%
Cost of revenue:
Subscription and maintenance (1)	8,289	33%	7,643	32%	16,584	33%	15,169	32%
Product sales and services (1)	1,582	6%	1,139	5%	2,968	6%	2,433	5%
Transaction (1)	4,062	17%	4,231	17%	7,989	16%	7,498	16%
Total cost of revenue	13,933	56%	13,013	54%	27,541	55%	25,100	53%
Gross profit	10,902	44%	10,942	46%	22,709	45%	22,619	47%
Operating expense:
Selling, general and administrative (1)	11,792	47%	10,933	46%	23,341	46%	21,124	44%
Restatement, SEC investigation and related expenses (1)	3,688	15%	737	3%	7,742	15%	1,395	3%
Depreciation and amortization	298	1%	497	2%	707	1%	1,038	2%
Loss from operations	(4,876)	-20%	(1,225)	-5%	(9,081)	-18%	(938)	-2%
Interest expense	(282)	-1%	(166)	-1%	(416)	-1%	(356)	-1%
Investment income	182	0%	60	0%	314	1%	116	0%
Other (expense) income, net	19	0%	(254)	-1%	19	0%	(254)	0%
Loss before income tax provision	(4,957)	-20%	(1,585)	-7%	(9,164)	-18%	(1,432)	-3%
Income tax provision	47	0%	47	0%	94	0%	94	0%
Net loss	$(5,004)	-20%	$(1,632)	-7%	$(9,258)	-18%	$(1,526)	-3%
percentages may not add due to rounding
(1) Stock-based compensation included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$37		$9		$80		$19
Product sales and services	4		2		8		4
Transaction	3		2		6		3
Selling, general and administrative	222		138		485		143
Restatement, SEC investigation and related expenses (a)	(45)		-		60		-
	$221		$151		$639		$169

(a)	Related to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents the components of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Subscription and maintenance	$17,382	$15,674	$1,708	11%	$34,410	$31,147	$3,263	10%
Product sales and services	709	1,947	(1,238)	-64%	1,892	4,278	(2,386)	-56%
Transaction	6,744	6,334	410	6%	13,948	12,294	1,654	13%
Total revenue	$24,835	$23,955	$880	4%	$50,250	$47,719	$2,531	5%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended June 30, 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $1.3 million to $4.7 million for the three months ended June 30, 2006, compared to $6.0 million during the three months ended June 30, 2005, due primarily to the declining presence of floor traders using our products. Recurring maintenance on licensed software increased $0.6 million to $2.1 million during the three months ended June 30, 2006, compared to $1.5 million during the three months ended June 30, 2005, reflecting the net effects of an increase related to OBMS software products and a decrease related to FIX software products.

The increase in subscription and maintenance revenue for the six months ended June 30, 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $2.0 million to $9.9 million for the six months ended June 30, 2006 compared to $11.9 million during the six months ended June 30, 2005, due primarily to the declining presence of floor traders using our products. Recurring maintenance on licensed software increased $1.2 million to $4.5 million during the six months ended June 30, 2006, compared to $3.3 million during the six months ended June 30, 2005, reflecting the net effects of an increase related to OBMS software products and a decrease related to FIX software products.

Product Sales and Services

The decrease in product sales and services for the three and six months ended June 30, 2006 was primarily due to a decrease in sales of software licenses and related services by our OBMS Division. The decrease for the six months ended June 30, 2006 was offset in part by an increase in sales of FIX software licenses and related services by our FIX Division. The OBMS Division was disposed of during the third quarter of 2006; see the previous discussion regarding Sale of NYFIX Overseas.

Transaction

The increase in transaction revenue for the three months ended June 30, 2006 was attributable to an increase in the net interest spread on our securities lending business and other revenue aggregating $0.4 million. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.4 million during the three months ended June 30, 2006, compared to $0.1 million during the three months ended June 30, 2005. The increased net interest spread was due to the hiring of a new sales team in mid-2005. Commissions remained flat at $6.3 million when comparing the three months ended June 30, 2006 to the three months ended June 30, 2005. For the three months ended June 30, 2006 commissions from Sell-Side clients increased by $1.9 million over the three months ended June 30, 2005, offset by a $1.9 million decrease for the same period in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, and increased use of the NYFIX NEXASTM algorithmic trading products. The average daily matched volume in NYFIX Millennium during the three months ended June 30, 2006 was 21.3 million shares, a 94% increase over the average of 11.0 million shares during the three months ended June 30, 2005. This increase reflects increased popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients.

The increase in transaction revenue for the six months ended June 30, 2006 was attributable to an increase in commissions on trade executions and an increase in net interest spread on our securities lending business. Commissions increased $0.9 million during the six months ended June 30, 2006 to $13.1 million as compared to $12.2 million during the six months ended June 30, 2005, due to a $4.3 million increase in commissions from Sell-Side clients, offset by a $3.4 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, the increased use of the NYFIX NEXASTM algorithmic trading products and an increase in billed specialist fees. The average daily matched volume in NYFIX Millennium during the six months ended June 30, 2006 was 20.1 million shares, a 91% increase over the average of 10.5 million shares during the six months ended June 30, 2005. This increase reflects the increased popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.7 million during the six months ended June 30, 2006 compared to $0.1 million during the six months ended June 30, 2005. This increase was due to the hiring of a new sales team in mid 2005.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase
	2006	2005	$	%	2006	2005	$	%
Subscription and maintenance	$8,289	$7,643	$646	8%	$16,584	$15,169	$1,415	9%
Product sales and services	1,582	1,139	443	39%	2,968	2,433	535	22%
Transaction	4,062	4,231	(169)	-4%	7,989	7,498	491	7%
Total cost of revenue	$13,933	$13,013	$920	7%	$27,541	$25,100	$2,441	10%

Percent of total revenue	56%	54%			55%	53%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue for the three months ended June 30, 2006 was primarily attributable to an increase in fees paid of $0.3 million to third-party order management system providers to establish messaging channels with their clients and investments in our subscription-based products, including higher personnel costs of $0.5 million. This increase was partially offset by decreases in various other costs. As a percentage of related revenue, these costs decreased to 48% for the three months ended June 30, 2006, as compared to 49% for the three months ended June 30, 2005.

The increase in subscription and maintenance cost of revenue for the six months ended June 30, 2006 was primarily attributable to investments in our subscription-based products, including higher personnel costs of $0.8 million, an increase in fees paid of $0.5 million to third-party order management system providers to establish messaging channels with their clients and an increase in telecommunication costs of $0.3 million. These increases were partially offset by decreases in other costs. As a percentage of related revenue, these costs decreased to 48% for the six months ended June 30, 2006, as compared to 49% for the six months ended June 30, 2005.

Product Sales and Services

The increase in product sales and services cost of revenue for the three months ended June 30, 2006 was primarily attributable to investments in our licensed products and services offered, including higher personnel costs of $0.2 million and higher amortization of capitalized enhancement costs of $0.2 million. Such costs are significantly fixed versus variable in nature. As a percentage of related revenue (which declined 64% during the same period due to declining OBMS software license sales), these costs increased significantly to 223% for the three months ended June 30, 2006, compared to 59% for the three months ended June 30, 2005.

The increase in product sales and services cost of revenue for the six months ended June 30, 2006 was primarily attributable to investments in our licensed products and services offered, including higher personnel costs of $0.3 million and higher amortization of capitalized enhancement costs of $0.1 million. As a percentage of related revenue (which declined 56% during the same period due to declining OBMS software license sales), these costs increased significantly to 157% for the six months ended June 30, 2006, compared to 57% for the six months ended June 30, 2005. The OBMS Division was disposed of during the third quarter of 2006; see the previous discussion regarding Sale of NYFIX Overseas.

Transaction

The decrease in transaction cost of revenue for the three months ended June 30, 2006 primarily related to losses incurred on trades executed in error during the three months ended June 30, 2005 of $0.5 million, and a decrease in data center expenses of $0.1 million, offset in part by increases in execution and clearing fees of $0.4 million associated with the growth in transaction volumes. As a percentage of related revenue, these costs decreased to 60% for the three months ended June 30, 2006 compared to 67% for the three months ended June 30, 2005.

The increase in transaction cost of revenue for the six months ended June 30, 2006 primarily related to increases in execution and clearing fees of $1.4 million associated with the growth in transaction volumes, offset in part by losses incurred on trades executed in error during the six months ended June 30, 2005 of $0.5 million, and decreases in data center expenses of $0.4 million and depreciation and amortization expenses of $0.1 million. As a percentage of related revenue, these costs decreased to 57% for the six months ended June 30, 2006, compared to 61% for the six months ended June 30, 2005.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Compensation and related	$7,070	$5,686	$1,384	24%	$13,978	$11,598	$2,380	21%
Occupancy and related	743	784	(41)	-5%	1,398	1,536	(138)	-9%
Marketing, travel and entertainment	795	874	(79)	-9%	1,287	1,436	(149)	-10%
Professional fees	1,441	1,865	(424)	-23%	3,025	3,028	(3)	0%
Stock-based compensation	222	138	84	61%	485	143	342	239%
General and other	1,521	1,586	(65)	-4%	3,167	3,383	(216)	-6%
Total SG&A	$11,792	$10,933	$859	8%	$23,340	$21,124	$2,216	10%

Percent of total revenue	47%	46%			46%	44%

 Compensation and Related

The increase in the portion of compensation and related costs included in SG&A for the three and six months ended June 30, 2006 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels, increased costs for employee benefits, as well as severance and other termination benefits incurred of $0.3 million and $0.5 million for the three and six months ended June 30, 2006, respectively.

Occupancy and Related

The decrease in occupancy and related costs for the three and six months ended June 30, 2006 was primarily attributable to the consolidation of our operations in both our 100 Wall Street and Stamford locations.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three and six months ended June 30, 2006, was primarily due to the timing of our attendance at trade shows.

Professional Fees

The decrease in professional fees incurred for the three months ended June 30, 2006, was primarily due to changing levels of consultants utilized to address administrative and operational weaknesses as well as initiatives related to improving internal reporting systems. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs were comparable for the six months ended June 30, 2006. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

Stock-based Compensation

The increase in non-cash stock-based compensation for the three and six months ended June 30, 2006 was primarily attributable to the change in accounting from the intrinsic value based methodology prescribed under APB 25 compared to the fair value method as prescribed by SFAS 123(R).

General and Other

The decrease in general and other expenses for the three and six months ended June 30, 2006 primarily reflects a decrease in research and development spending and the recovery of previously reserved receivable balances, offset in part by increases in costs for temporary administrative help, higher corporate insurance costs and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005		$2006	2005	$
Restatement, SEC investigation and related expenses	$3,688	$737	$2,951	$7,742	$1,395	$6,347
Depreciation and amortization	298	497	(199)	707	1,038	(331)

Restatement, SEC Investigation and Related Expenses

During the three and six months ended June 30, 2006 and 2005, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX millennium sec inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during the three and six months ended June 30, 2006 included a nil amount and $0.1 million, respectively, of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period.

The increase for the three and six months ended June 30, 2006 was due to the significant costs incurred in connection with the SEC investigation into prior stock option grants and the related restatements, including the 2005 Restatement.

We incurred an additional $5.1 million of costs during the remainder of 2006 related to these matters. This additional $5.1 million also included penalties of $0.6 million due to the delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

Depreciation and Amortization

The decline in the portion of depreciation and amortization included in SG&A for the three and six months ended June 30, 2006 was due to an increase in the amount of general overhead assets that have become fully depreciated.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated (in thousands):

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2006	2005		$2006	2005	$
Interest expense	$(282)	$(166)	$116	$(416)	$(356)	$60
Investment income	182	60	122	314	116	198
Other income (expense), net	19	(254)	273	19	(254)	273

Interest Expense

The increase for the three and six months ended June 30, 2006 was primarily attributable to additional interest incurred of $0.1 million during the three and six months ended June 30, 2006, as a result of our failure to register the shares underlying the $7.5 million convertible note, offset in part by decreases in interest expense on sales tax obligations and on reduced acquisition related notes outstanding. During the remainder of 2006, we incurred additional interest of $0.4 million associated with these shares not being registered.

Investment Income

The increase for the three and six months ended June 30, 2006 reflected higher average cash balances invested during the period.

Other Income (Expense), Net

The change in the net expense for the three and six months ended June 30, 2006 was primarily due to the write-off of deferred financing costs of $0.2 million associated with the deemed debt extinguishment of the $7.5 million convertible note from the conversion price reduction in June 2005.

Income Tax Provision

The income tax provisions for the three and six months ended June 30, 2006 and 2005 were solely attributable to the impact of deducting goodwill with the Renaissance acquisition in our tax filings. All other tax effects during the three and six months ended June 30, 2006 and 2005 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

	As of
	June 30,	December 31,
(in thousands)	2006	2005
Cash and cash equivalents	$23,125	$21,066
Short-term investments	500	500
Total cash, cash equivalents and short-term investments	$23,625	$21,566

(in thousands)	Six Months Ended June 30, 2006
Net cash provided by operating activities	$5,552
Net cash used in investing activities	(3,234)
Net cash used in financing activities	(406)
Effect of exchange rate changes on cash	147
Net increase in cash and cash equivalents	$2,059

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, from issuances of stock and from long-term borrowings. At December 31, 2006, we had cash and cash equivalents of $105.9 million. We believe that our current resources, together with anticipated cash generated from operations, will be sufficient to finance our current investing and operating needs. At December 31, 2006 and June 30, 2006, $32.1 million and $20.6 million, respectively, of our total cash, cash equivalents and short-term investments were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

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

(in thousands)	Six Months Ended June 30, 2006
Net loss adjusted for non-cash items	$(2,540)
Effect of changes in working capital and other operating accounts	8,092
Net cash provided by operating activities	$5,552

The effect of changes in working capital and other operating accounts increased cash flows during the six months ended June 30, 2006, primarily due to a decrease in accounts receivable, an increase in accounts payable and an increase in the net liability of clearing broker assets and liabilities. The decrease in accounts receivable was due in part to improved billing and cash collection efforts, the increase in accounts payable was due in part to cash management efforts affecting the timing of payments, and the increase in the net liability of clearing broker assets and liabilities was due to an increase in the spread between stock borrows and stock loans.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At June 30, 2006, the net balance for clearing broker assets and clearing broker liabilities was a net liability of $2.4 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At June 30, 2006, clearing broker assets include stock borrows of $506.2 million and clearing broker liabilities include stock loans of $511.9 million. This business and the related balances continued to grow in 2006 and we anticipate further growth in 2007 as a result of the $12.5 million capital infusion described above under Liquidity.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires the maintenance of $10 million in excess regulatory net capital. Until July 2006, NYFIX International was registered as an ISD Category C firm with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €50,000, plus a proportion of less liquid assets on hand. In July 2006, NYFIX International became an ISD Category B registered firm and as a result is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At June 30, 2006, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $15.5 million, $4.2 million in excess of our aggregate requirement of $11.3 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the six months ended June 30, 2006 was $3.2 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $1.2 million and capitalized product enhancement costs of $2.0 million.

The sale of our NYFIX Overseas subsidiary in August 2006 generated $9.0 million of initial proceeds. In April 2007, $1.3 million of this was repaid in settlement of a working capital adjustment. See the previous discussion regarding Sale of NYFIX Overseas for more details of this transaction.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases and long-term debt issued for working capital purposes, and issuance of capital stock for general corporate purposes and business development activities. At June 30, 2006 and December 31, 2005, we had long-term debt and capital lease obligations outstanding of $9.2 million and $9.6 million, respectively (including current portions and the convertible note discussed below).

At June 30, 2006, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At June 30, 2006, the price at which the lender could convert the convertible note into shares of our common stock was $5.75 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors. As a result of the private placement of common shares that closed in July 2006 (see Note 12 to the Condensed Consolidated Financial Statements), the conversion price was reduced from $5.75 to $5.66.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above.

Net cash used in financing activities for the six months ended June 30, 2006 was $0.4 million primarily consisting of principal payments under capital lease obligations of $0.3 million.

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

Subsequent Events

For more information regarding events occurring after June 30, 2006, refer to Note 12 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for doubtful accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our 2005 10-K, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts, property and equipment, acquisitions and goodwill, product enhancement costs, long-lived assets, income taxes, contingencies and stock-based compensation. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2005, with the exception of the adoption of SFAS 123 (R) on January 1, 2006, as more fully described in Note 2 to the Condensed Consolidated Financial Statements.

Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the six months ended June 30, 2006 from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2005 10-K.

Part I Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on an evaluation of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, we continued to have material weaknesses regarding elements of our internal control over financial reporting, and as a result, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2005 10-K, our management, with oversight from our Audit Committee, has implemented measures to help ensure the accuracy of our financial reporting until such time as we are able to further improve our control environment and remedy our material weaknesses, including, among other things:

•	expansion of our period-end closing procedures,

•	enhanced monitoring and communications,

•	additional analyses and cross team reviews,

•	the dedication of significant internal resources,

•	the engagement of external consultants, and

•	additional top level management reviews of financial information and related disclosures.

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

Initial Remediation Activities Related to Identified Material Weaknesses -

During 2006, and through the date of this report, our remedial actions and interim measures reflect our decision to first complete our internal accounting review and the correction of errors in prior period financial reporting, while addressing organizational capabilities and key common control deficiencies (which as remedied would raise control awareness and thus improve the control environment). The steps we have taken, among other things, include the actions summarized below.

Expanding our capabilities from an organizational leadership perspective, which included:

•	Appointing a new Chairman of the Board in October 2006, and subsequently appointing two new outside directors to the Board,

•	Appointing a new Chief Financial Officer, and

•
Hiring a Chief Technology Officer, a newly created position, who leads the centralized IT department (which combines company level IT activities related to product operations and implementation of new product strategy).

Strengthening our internal controls and monitoring activities over financial reporting, which included:

•	Retaining personnel with appropriate accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements, such as:

•	adding a new Controller and Senior Accountant and upgraded accounting staff, and

•	engaging a professional services firm to perform internal audit and Sarbanes Oxley compliance reviews;

•	Initiating several changes to internal control processes, such as:

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

•
Engaging consultants and accounting professionals to assist in the overall accounting review, the forensic review of our historical stock option grants, and the restatement of our prior period financial statements since 1993;

•	Addressing material weaknesses related to our stock option granting processes, which included:

•	adopting, in February 2007, Equity Award Guidelines (the “Guidelines”) addressing the authorization, timing, documentation and verification of equity awards, and

•	suspending the granting of new stock-based compensation awards pending resolution of related matters and adoption of the Guidelines.

Strengthening our IT controls and addressing the material weaknesses related to our IT operations, among other things, which included:

•
Retaining personnel with appropriate IT operations knowledge, experience and training commensurate with the financial services industry, such as a new Chief System Architect, Head of Quality Control, and a Program Management Officer.

•	Initiating several changes to IT related control processes, such as:

•	implementing a new consolidated authentication and access control technology to monitor and manage access to production systems,

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

For more information regarding risk factors relating to us and our business, please refer to Item 1A - Risk Factors in our 2006 Annual Report on Form 10-K, which will be filed concurrently with this report on Form 10-Q, for an update of the risk factors since the filing of our 2005 10-K in March 2007.

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

Each share of Series B Preferred Stock sold under the agreement is convertible at any time, initially into 10 shares of common stock, at an initial conversion price of $5.00 per common share, which represents a discount of approximately 6.5% to the closing price of our common stock on September 1, 2006 and a premium of 9.3% to the last 45 trading day average prior to September 4, 2006. Dividends are payable semiannually on the Series B Preferred Stock in shares of common stock The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the purchase price per share, or $50, divided by the conversion price then in effect (currently $5.00). The Warrant issued in connection with this transaction entitles Warburg Pincus to purchase 2.25 million shares of common stock at an exercise price of $7.75 per share.

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

Other Transactions

•
In July 2006, we issued 40,491 shares of common stock from treasury stock with an aggregate market price of $190,000 as a scheduled payment to certain noteholders of Renaissance promissory notes issued in connection with our acquisition of the remaining 82% of the membership units of Renaissance that we did not already own effective July 1, 2003. The issuance of the shares was effected in reliance on the exemption set forth in Section 3(a) (9) of the Securities Act. (Additional information regarding the Renaissance promissory notes may be found in Part II, Item 5, and Note 4 to the Consolidated Financial Statements in our 2005 10-K.)

•
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

Six months ended June 30, 2007

•
On January 25, 2007 and June 19, 2007, the Board of Directors declared a dividend payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006 and June 30, 2007, respectively. As a result, we issued 227,500 and 526,327 restricted shares of common stock, with fair values of approximately $1,354,000 and $3,426,000, respectively, based on the market price of our common stock on the respective declaration date. The issuances of the shares were effected in reliance on the exemption set forth in Section 4(2) of the Securities Act. (See the discussion above for additional information regarding the Preferred Stock SPA.)

•
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

•
Also during March 2007, we issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of a provision in his employment agreement requiring issuance of shares worth $300,000. The issuance of the shares to the officer was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Part II Item 3. Defaults Upon Senior Securities

There were no payment defaults on our outstanding indebtedness during the six months ended June 30, 2006; however, there have been subsequent defaults related to our other obligations to become current with our periodic SEC filings and to register certain securities. Please see Notes 6 and 12 to the Condensed Consolidated Financial Statements included in this report for a more detailed description of these matters.

Part II Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the six months ended June 30, 2006; however a special meeting of stockholders was held on February 27, 2007, following a proxy filed with the SEC on January 31, 2007, to approve a proposal of the Board of Directors to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock from 60,000,000 to 100,000,000. A tabulation of the stockholder vote approving the proposal follows:

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