Form 10-Q
period 2006-09-30
NYFIX INC
filed 2007-08-06
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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
Large accelerated filer☐	Accelerated filer☒	Non-accelerated filer⁯

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

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$40,872	$20,572
Short-term investments	-	500
Accounts receivable, less allowances of $397 and $580, respectively	11,849	12,564
Clearing broker assets	500,933	456,575
Prepaid expenses and other current assets	4,964	4,680
Current assets of discontinued operations	-	3,310
Total current assets	558,618	498,201
Property and equipment, net of accumulated depreciation and amortization of $31,659 and $30,110, respectively	12,321	13,721
Product enhancement costs, net of accumulated amortization of $15,224 and $12,375, respectively	6,403	7,229
Goodwill	58,203	58,234
Acquired intangible assets, net of accumulated amortization of $9,900 and $8,206, respectively	2,518	4,202
Other assets, net	1,516	1,675
Long-term assets of discontinued operations	-	2,521
Total assets	$639,579	$585,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,630	$13,932
Clearing broker liabilities	501,632	456,825
Current portion of capital lease obligations	706	690
Current portion of long-term debt	183	259
Current portion of other long-term liabilities	1,689	1,174
Deferred revenue	3,671	3,868
Current liabilities of discontinued operations	-	2,396
Total current liabilities	529,511	479,144
Long-term portion of capital lease obligations	427	956
Long-term debt	7,397	7,673
Other long-term liabilities	3,286	3,062
Total liabilities	540,621	490,835
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized; 36,654,986 shares and 33,784,293 shares issued, respectively	37	34
Additional paid-in capital	250,625	238,464
Accumulated deficit	(135,408)	(125,883)
Treasury stock, 1,133,778 and 1,188,290 shares, respectively, at cost	(16,224)	(17,004)
Notes receivable issued for common stock	-	(70)
Accumulated other comprehensive loss	(72)	(593)
Total stockholders' equity	98,958	94,948
Total liabilities and stockholders' equity	$639,579	$585,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005

Revenue:
Subscription and maintenance		$16,739		$14,871		$48,125		$44,559
Product sales and services		799		1,226		2,140		2,090
Transaction		7,702		6,858		21,649		19,152
Total revenue		25,240		22,955		71,914		65,801

Cost of revenue:
Subscription and maintenance		8,232		7,787		24,181		22,333
Product sales and services		369		450		1,365		1,469
Transaction		3,763		3,818		11,752		11,316
Total cost of revenue		12,364		12,055		37,298		35,118

Gross profit		12,876		10,900		34,616		30,683

Operating expense:
Selling, general and administrative		12,528		10,057		34,575		29,031
Restatement, SEC investigation and related expenses		1,928		578		9,670		1,972
Depreciation and amortization		280		406		918		1,382
Restructuring charge		2,056		-		2,056		-

Loss from operations		(3,916)		(141)		(12,603)		(1,702)

Interest expense		(219)		(167)		(635)		(523)
Investment income		402		67		715		181
Other (expense) income, net		(3)		2		15		(253)
Loss from continuing operations before income tax provision		(3,736)		(239)		(12,508)		(2,297)
Income tax provision		47		47		141		141

Loss from continuing operations		(3,783)		(286)		(12,649)		(2,438)

Income (loss) from discontinued operations, including gain on sale of $4,035 in 2006		4,038		(703)		3,646		(77)

Net income (loss)		$255		$(989)		$(9,003)		$(2,515)

Basic and diluted loss from continuing operations per common share	$	(0.11)	$	(0.01)	$	(0.38)	$	(0.08)
Basic and diluted income (loss) from discontinued operations per common share		0.12		(0.02)		0.11		(0.00)

Basic and diluted income (loss) per common share		$0.01	$	(0.03)	$	(0.27)	$	(0.08)

Basic and diluted weighted average common shares outstanding		35,380		32,575		33,534		32,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2006
(in thousands, except share amounts)

						Notes
						receivable
						issued	Accumulated
			Additional			for	other	Total
	Common stock issued		paid-in	Accumulated	Treasury	common	comprehensive	stockholders'
	Shares	Par value	capital	deficit	stock	stock	loss	equity
Balance December 31, 2005	33,784,293	$34	$238,464	$(125,883)	$(17,004)	$(70)	$(593)	$94,948
Comprehensive loss:
Net loss	-	-	-	(9,003)	-	-	-	(9,003)
Foreign currency translation adjustment	-	-	-	-	-	-	521	521
Total comprehensive loss	-	-	-	-	-	-	-	(8,482)
Private placement of common stock (including 157,693 shares issued for placement fees)	2,870,693	3	12,537	-	-	-	-	12,540
Issuance of treasury stock for debt repayment (54,512 shares)	-	-	-	(522)	780	-	-	258
Beneficial conversion feature related to convertible note	-	-	103	-	-	-	-	103
Stock-based compensation expense	-	-	732	-	-	-	-	732
Modification of stock options	-	-	(1,211)	-	-	-	-	(1,211)
Repayment of note issued for purchase of common stock	-	-	-	-	-	71	-	71
Interest accrued on notes for common stock	-	-	-	-	-	(1)	-	(1)
Balance September 30, 2006	36,654,986	$37	$250,625	$(135,408)	$(16,224)	$-	$(72)	$98,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(9,003)	$(2,515)
Adjustments to reconcile net loss to net cash provided by continuing operating activities:
(Income) loss from discontinued operations	(3,646)	77
Depreciation and amortization	8,495	9,488
Restructuring charge	2,056	-
Stock-based compensation expense	732	292
Amortization of debt discounts and premiums	10	35
Deferred income taxes	110	110
Provision (recovery) for doubtful accounts	3	(30)
Loss on debt extinguishment	-	254
Other, net	(1)	-
Changes in assets and liabilities:
Accounts receivable	757	(2,838)
Prepaid expenses and other assets	(174)	(1,592)
Clearing broker assets	(44,358)	(240,782)
Deferred revenue	(200)	595
Accounts payable, accrued expenses and other liabilities	4,361	(2,742)
Clearing broker liabilities	44,807	240,002
Net cash provided by continuing operating activities	3,949	354
Net cash provided by discontinued operating activities	791	1,100
Net cash provided by operating activities	4,740	1,454
Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	8,764	-
Net sales of short-term investments	500	675
Capital expenditures for property and equipment	(3,346)	(2,629)
Capitalization of product enhancement costs	(2,024)	(2,687)
Tax benefit attributable to goodwill	31	31
Net cash provided by (used in) continuing investing activities	3,925	(4,610)
Net cash used in discontinued investing activities	(598)	(1,166)
Net cash provided by (used in) investing activities	3,327	(5,776)
Financing activities:
Repayment of long-term debt	(2)	(2)
Principal payments under capital lease obligations	(513)	(484)
Repayment of notes issued for purchase of common stock	71	-
Proceeds from issuance of common stock, net of issuance costs	12,540	125
Other, net	(504)	298
Net cash provided by (used in) continuing financing activities	11,592	(63)
Effect of exchange rate changes on cash	147	(312)
Net increase (decrease) in cash and cash equivalents	19,806	(4,697)
Cash and cash equivalents, beginning of period	21,066	24,764
Cash and cash equivalents, end of period	40,872	20,067
Less cash and cash equivalents of discontinued operations, end of period	-	1,400
Cash and cash equivalents of continuing operations, end of period	$40,872	$18,667

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The disposition of NYFIX Overseas, Inc. (“NYFIX Overseas”), as more fully described in Note 10, was accounted for as a discontinued operation for all periods presented. Unless otherwise indicated, all amounts in the accompanying footnotes relate to continuing operations.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, the compensation expense for stock-based awards includes an estimate for forfeitures recognized over the expected term of the award. Prior to the adoption of SFAS 123(R), the Company recognized actual forfeitures when they occurred. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect adjustment, to record the impact of estimated forfeitures on the unvested portion of options with an intrinsic value on the grant date, was determined to be immaterial.

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

The Company expects the adoption of SFAS 123(R) and SAB 107 to have a material impact on its consolidated financial statements in the future (after it resumes granting stock options as a component of employee compensation); however, the Company has suspended stock option granting activities since April 2005, as previously explained in the 2005 10-K. As a result, the impact of adopting SFAS 123(R) (including modification charges), on the Company’s operating results for the three and nine months ended September 30, 2006, was $0.2 million and $0.8 million as additional expense, respectively, than had it continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The income (loss) per common share for the three and nine months ended September 30, 2006 was $0.01 and $(0.27), respectively and would have been $0.01 and $(0.24), respectively, had the Company not adopted SFAS 123(R).

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Pro Forma Net Loss and Loss per Share

The following table illustrates the effect on net loss and loss per common share, for the three and nine months ended September 30, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 in that period. The Company has estimated the fair value of options using a Black-Scholes option pricing model and amortized such amounts to expense over the option’s vesting period.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(in thousands, except per share amounts)
Net loss	$(989)	$(2,515)
Add: Stock-based compensation expense included in reported net loss, zero tax effect	123	292
Deduct: Stock-based compensation expense determined under the fair value method, zero tax effect	(547)	(1,814)
Pro forma net loss	$(1,413)	$(4,037)
Basic and diluted loss per common share:
As reported	$(0.03)	$(0.08)
Pro forma	$(0.04)	$(0.12)
Basic and diluted weighted average common shares outstanding	32,575	32,480

Notes to Condensed Consolidated Financial Statements (Unaudited)
Stock Option Plans

A summary of activity under stock option plans for the nine months ended September 30, 2006, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)
Outstanding at beginning of the year	5,157,247	(1)	$10.31
Cancelled	(736,130)		$13.76
Outstanding at end of the period	4,421,117	(2)(3)	$10.15	4.8	$3,278

Exercisable at end of the period	4,212,389	(2)(3)	$10.33	4.7	$3,266

(1) Includes 69,492 shares related to pending exercises which were not deemed probable of expiring before the Company would be current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.12 per share.
(2) Includes 683,941 shares related to pending exercises which were not deemed probable of expiring before the Company would be current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $4.20 per share.
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

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines. Due to this exposure, these option holders no longer retain the risks of equity ownership. Accordingly, the fair market values of these awards were reclassified as liabilities in accordance with SFAS 123(R). These liabilities are subsequently re-marked for as long as the awards are outstanding and classified as liabilities. The recorded liabilities are offset against a charge to additional paid in capital to the extent of the original grant date fair values of such awards (calculated under SFAS 123). Any amounts by which the current fair values for these modified awards exceed their related original grant date fair values are recorded through compensation expense. At September 30, 2006, shares underlying post-termination exercise period extensions totaled 683,941 with an aggregate fair value of $1.2 million. Of this amount, $1.2 million of grant date fair values were reclassified from additional paid in capital to liabilities and less than $0.1 million was charged to compensation expense.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2006, 22,500 shares underlying awards to three optionees had either expired or were considered probable of expiring, with an aggregate fair value of $0.1 million. Of this amount, less than $0.1 million of grant date fair values were reclassified from additional paid in capital to liabilities with $0.1 million charged to compensation expense.

The Company did not grant any awards during the nine months ended September 30, 2006. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2005 was $3.70 per share. The fair value of awards granted during the nine months ended September 30, 2005 was estimated under SFAS 123 using the Black-Scholes option pricing model with the following weighted average assumptions:

Average risk-free interest rate	3.64%
Average expected life in years	5.5
Expected volatility	80%
Expected dividend yield	0%

Stock-based compensation expense during the three and nine months ended September 30, 2006 was approximately $0.2 million and $0.8 million, respectively, which includes an aggregate of a nil amount and $0.1 million, respectively, of expense related to expired options to be cash settled and extending the normal 90 day post-termination exercise period. During the three and nine months ended September 30, 2005 stock-based compensation expense was approximately $0.1 million and $0.3 million, respectively. Stock-based compensation expense for both the nine months ended September 30, 2006 and the nine months ended September 30, 2005 includes less than $0.1 million related to discontinued operations.

3. Income (Loss) Per Share
The Company’s basic income (loss) per common share is determined by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is determined by dividing the net income (loss) applicable to common stockholders, adjusted for the effect of dilutive securities, by the weighted average number of common shares and dilutive potential common shares. Since the Company incurred a loss from continuing operations for the three and nine months ended September 30, 2006 and 2005, the impact of all potentially dilutive securities on earnings per share is antidilutive.

See Notes 13 and 14 for a discussion of a private placement of common stock during the third quarter of 2006, a private placement of convertible preferred stock and the issuance of warrants to purchase shares of common stock during the fourth quarter of 2006, and the issuance of common stock to pay dividends on convertible preferred stock and the issuance of treasury stock for stock option exercises during the first quarter of 2007.

The following table sets forth the components of the computation of net income (loss) per common share and of the weighted average common shares outstanding:

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Net loss from continuing operations applicable to common stockholders, basic and diluted	$(3,783)	$(286)	$(12,649)	$(2,438)
Income (loss) from discontinued operations applicable to common stockholders, basic and diluted	4,038	(703)	3,646	(77)
Net income (loss) applicable to common stockholders, basic and diluted	$255	$(989)	$(9,003)	$(2,515)

Basic and diluted loss from continuing operations per common share	$(0.11)	$(0.01)	$(0.38)	$(0.08)
Basic and diluted income (loss) from discontinued operations per common share	0.12	(0.02)	0.11	(0.00)
Basic and diluted income (loss) per common share	$0.01	$(0.03)	$(0.27)	$(0.08)

Weighted average common shares outstanding:
Basic and diluted shares	35,380	32,575	33,534	32,480

Antidilutive securities:
Stock options, treasury stock method (1)	450	951	324	705
Convertible note (1)	1,325	1,304	1,325	1,304

(1) The impact of stock options and the convertible note on earnings per share is anti-dilutive in a period of loss.

4. Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at September 30, 2006 and December 31, 2005:
	September 30,	December 31,
	2006	2005
	(in thousands)
Accounts payable	$10,928	$7,645
Taxes, other than income and payroll taxes	678	1,253
Compensation and related	5,057	3,122
Modification of stock-based awards (Note 2)	1,184	-
Sale of NYFIX Overseas working capital adjustment (Note 10)	1,318	-
Other	2,465	1,912
Total accounts payable and accrued expenses	$21,630	$13,932

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(in thousands)
Securities borrowed	$499,142	$454,098
Securities failed-to-deliver	46	357
Deposits with clearing organizations and others	985	1,209
Receivables from clearing organizations	760	911
Total clearing broker assets	$500,933	$456,575

Securities loaned	$501,488	$456,431
Securities failed-to-receive	46	394
Payables to clearing organizations	98	-
Total clearing broker liabilities	$501,632	$456,825

Securities Lending

The Company receives collateral under securities borrowed transactions which it is allowed by contract or custom to sell or repledge. As of September 30, 2006, securities borrowed with a fair value of $480.1 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and nine months ended September 30, 2006 and 2005, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)
Interest earned	$4,551	$2,470	$10,223	$3,655
Interest incurred	(4,182)	(2,082)	(9,137)	(3,132)
Net	$369	$388	$1,086	$523

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium, LLC (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium, at September 30, 2006, were 5.97 to 1 and 0.62 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is an ISD Category B registered firm of the Financial Services Authority (“FSA”) in the U.K. NYFIX International is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At September 30, 2006, NYFIX International had financial resources in accordance with the FSA’s rules of £605,000 ($1,132,000) and excess financial resources over its requirement of £163,000 ($305,000).

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2006, the regulatory net capital/resources and excess amounts were as follows:

	Regulatory Net Capital/Resources	Excess Regulatory Net Capital/Resources
	(in thousands)
NYFIX Clearing	$12,725	$12,475
NYFIX Transaction	275	166
NYFIX Millennium	2,087	2,000
	15,087	14,641

NYFIX International	1,132	305
	$16,219	$14,946

6. Long-Term Debt

Convertible Note Payable

At September 30, 2006, and December 31, 2005, the Company had outstanding a $7.5 million convertible note, as amended June 24, 2005, with an interest rate of 5%, due in December 2009. The lender has certain rights which require the Company to register the common stock to be issued upon conversion of the convertible note or for payment of interest, under the Securities Act of 1933, as amended (the “Securities Act”). Such registration statement was to be effective by March 31, 2006, and since it was not, the Company is required to pay additional interest, in cash, for each month the effectiveness is delayed. The additional interest varies by month and has an aggregate cap of $500,000 for the duration of the convertible note. The Company incurred $94,000 and $244,000 of such additional interest during the three and nine month periods ended September 30, 2006, respectively, and recognized an additional $256,000 during the period October 1, 2006 through December 31, 2006.

At September 30, 2006, the convertible note was convertible at the option of the lender into shares of the Company’s common stock at a conversion price of $5.66 per share. At the option of the Company, the convertible note is convertible into its common stock at the lender’s conversion rate at any time, provided the Company’s common stock has exceeded 150% of the conversion price for at least ten trading days in the thirty-day trading period ending within five trading days prior to the date the Company gives notice of the conversion and provided that the Company has an effective registration statement covering the public resale of such shares. If the Company converts the convertible note prior to December 30, 2007, the Company is required to pay an additional make-whole interest payment equal to the present value of the remaining interest payments in either cash or the Company’s stock at the Company’s discretion.

The conversion price may be reduced if the Company issues shares of common stock at a price below $5.66 or the conversion price then in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by the Company’s Board of Directors. Upon the private placement of the Company’s common shares which closed in July 2006 (see Note 13), the conversion price was reduced from $5.75 per common share before the issuance to the current $5.66 per common share. As a result, the Company recorded a discount to the convertible note of approximately $0.1 million related to a contingent beneficial conversion feature which was triggered by the adjustment to the conversion price. The beneficial conversion feature was calculated as the incremental shares into which the convertible note could be converted based on the revised conversion price multiplied by the market price of the Company’s common stock on the commitment date. The discount is being accreted over the remaining term of the convertible note.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

8. Total Comprehensive Income (Loss)

The components of total comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$255	$(989)	$(9,003)	$(2,515)
Foreign currency translation adjustment	108	(39)	521	(242)
Total comprehensive income (loss)	$363	$(1,028)	$(8,482)	$(2,757)

9. Business Segment Information

In accordance with the requirements for interim period reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting the external, intersegment and net revenues and the operating income of its operating segments. As of September 30, 2006, the Company was organized into three operating divisions through which senior management evaluates the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

FIX Division. The FIX Division provides software and consultative services to enable global financial institutions to utilize the industry established Financial Information eXchange (FIX) Protocol for messaging, monitoring and processing transaction information. The FIX Division also provides messaging channels for institutions who are members of its trading community for order routing and other value-added services.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company does not currently break-out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three and nine months ended September 30, 2006 and 2005:

(in thousands)	FIX Division	OMS Division	Transaction Services Division	Corporate & Other (1)	Total
Three Months Ended September 30, 2006
Revenue - external customers	$12,002	$4,330	$8,908	$-	$25,240
Revenue (cost of revenues), net - intersegment	577	264	(841)	-	-
Net revenue	12,579	4,594	8,067	-	25,240
Operating income (loss) (2)	1,779	(2,326)	1,165	(4,534)	(3,916)

Three Months Ended September 30, 2005
Revenue - external customers	$9,845	$5,511	$7,599	$-	$22,955
Revenue (cost of revenues), net - intersegment	591	300	(891)	-	-
Net revenue	10,436	5,811	6,708	-	22,955
Operating income (loss) (2)	1,831	(806)	485	(1,651)	(141)

Nine Months Ended September 30, 2006
Revenue - external customers	$33,313	$13,662	$24,939	$-	$71,914
Revenue (cost of revenues), net - intersegment	1,755	850	(2,605)	-	-
Net revenue	35,068	14,512	22,334	-	71,914
Operating income (loss) (2)	4,676	(6,731)	1,439	(11,987)	(12,603)

Nine Months Ended September 30, 2005
Revenue - external customers	$27,130	$16,836	$21,835	$-	$65,801
Revenue (cost of revenues), net - intersegment	1,687	872	(2,559)	-	-
Net revenue	28,817	17,708	19,276	-	65,801
Operating income (loss) (2)	3,860	(1,471)	701	(4,792)	(1,702)

(1) Corporate & Other items include restatement, SEC investigation and related expenses, corporate restructuring costs, certain corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.

(2) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

10. Discontinued Operations

During the third quarter of 2006, the Company committed to a plan to dispose of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised the Company’s Order Book Management Systems (“OBMS”) Division. Pursuant to the transaction which closed on August 25, 2006 (the “Sale Agreement”), the initial amount paid by GL Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

For two years following the closing and subject to certain exceptions, the Company has agreed not to develop or market any product that is directly competitive with the OBMS product of NYFIX Overseas.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly all financial statements presented reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation.

The net assets of NYFIX Overseas were as follows as of December 31, 2005 (in thousands):

Cash and cash equivalents	$494
Accounts receivable, net	2,804
Prepaid expenses and other current assets	12
Property and equipment, net	403
Other assets, net	2,118
Accounts payable and accrued expenses	(1,808)
Deferred revenue	(588)
Net assets	$3,435

Revenue and income (loss) before income tax provision related to NYFIX Overseas were as follows for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006(a)	2005	2006(a)	2005
	(in thousands)
Revenue	$1,413	$1,471	$4,988	$6,344

Income (loss) before income tax provision excluding gain on sale	$3	$(703)	$(389)	$(77)
Gain on sale	4,035	-	4,035	-
Income (loss) from discontinued operations including gain on sale in 2006	$4,038	$(703)	$3,646	$(77)

(a) Includes operations through August 25, 2006

11. Restructuring Costs

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

The liabilities related to the 2004 and 2006 restructuring charges are included in current portion of other long-term liabilities and other long-term liabilities. The total restructuring costs paid or otherwise settled during the nine months ended September 2006 were approximately $0.4 million. The remaining unpaid or otherwise unsettled accrued liabilities as of September 2006 related to the 2004 and 2006 restructurings were approximately $2.7 million.

Notes to Condensed Consolidated Financial Statements (Unaudited)

12. Commitments and Contingencies

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Related Tax Matters

In 2006 and 2007, the Company has had communications with the United States Internal Revenue Service (“IRS”) and the United Kingdom HM Revenue & Customs (“Inland Revenue”) relating to historical stock option grants and exercises. These communications involve employment tax returns and the amounts of reported employee compensation and related payroll tax withholdings, as well as deductions on corporate income tax returns. The Company has received document requests from the IRS relating to stock option grants and exercises in connection with the IRS examination of the Company’s corporate tax returns for the years 2001 and 2004 and of the Company’s employment tax returns for the years 2003 through 2005, respectively. Subsequent to the sale of NYFIX Overseas in August 2006 (see Note 10), GL forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company recorded a liability as of September 30, 2006 of $1.0 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL). In 2006, the Company remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007, with respect the 409A exposure related to rank and file employees, are currently being evaluated.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

As of September 30, 2006, the Company had outstanding options covering 683,941 shares for which it had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for the Company’s common stock on the dates of these notifications was from $2.90 to $7.35. The weighted average fair market value for such shares underlying options on the respective notification dates was $5.94 for such shares as of September 30, 2006. At September 30, 2006 the fair market value of the Company’s common stock was $5.45.

During the remainder of 2006 and the first six months of 2007, the Company was notified of additional intents to exercise. During the first six months of 2007 certain pending notifications were resolved through exercise (see Note 14) and additionally, other pending notifications expired. As of June 30, 2007, the remaining Pending Exercises total 1,030,150 shares. The range of fair market values for the Company’s common stock on the dates of the pending notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. The Company estimated that its potential cash exposure as of June 30, 2007, due to declines in its stock price after such notifications, was less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of the Company’s stock declines once option holders are able to exercise and sell the underlying shares.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

As a result of this internal review, in its 2005 10-K, the Company restated its consolidated financial statements for prior periods and related financial statement disclosures (“2005 Restatement”) to reflect adjustments necessary, reducing its previously reported results by a net amount of $42.1 million. The items adjusted consisted of stock-based compensation, acquisitions and investments, revenue recognition, income taxes and treasury stock. The findings of the Company’s internal review of historical stock-based compensation awards included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards, (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings which included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings which included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25.0 million charge in March 2000 based on the incremental intrinsic value on the date assumed to be the modification date.

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

Litigation

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

Other

During the normal course of business, the Company becomes involved in various other routine legal proceedings, including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

During the three and nine months ended September 30, 2006, the Company incurred $1.9 million and $9.7 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of its prior independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. Amounts incurred during the three and nine months ended September 30, 2006 included a nil amount and $0.1 million, respectively, of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. During the three and nine months ended September 30, 2005, these costs were $0.6 million and $2.0 million, respectively. The Company incurred an additional $3.1 million during the remainder of 2006 related to these matters. This additional $3.1 million also included penalties of $0.6 million due to the Company’s delinquency in its periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

13. Stockholders’ Equity

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

On September 4, 2006, the Rights Agreement was amended to exclude the acquisition by Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”) of the 1.5 million shares of Series B Voting Convertible Preferred Stock issued on October 12, 2006 (see Note 14) from triggering the exercise period for the Rights.

Private Placement of Common Stock

In a private placement transaction which closed on July 5, 2006 (the “Closing Date”), the Company issued 2,713,000 shares of its common stock to certain clients of an investment manager (the “Buyers”) for an aggregate purchase price of $12.6 million. The Company also issued 157,693 shares of its common stock to pay placement agent fees equivalent to 6% of the gross proceeds.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Pursuant to a registration rights agreement entered into on the Closing Date, the Company was obligated to use its best efforts to become current in its reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In December 2006, the Company recorded a charge of 631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration statement for these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45- or 120-day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in a liability of the Company to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

Other Common Stock and Treasury Stock Activity

At December 31, 2005, the Company had outstanding 32,596,003 shares of common stock, with 1,188,290 held in treasury.

In July 2006, the Company issued 40,491 shares from treasury stock with an aggregate market price of $191,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. In August 2006, the Company issued 14,021 shares from treasury stock to a EuroLink promissory noteholder as payment towards the note with an aggregate market value agreed in April 2005 of $67,000. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates during 2006, or $522,000, was charged directly to retained earnings.

As a result of the foregoing activity (including the shares issued in connection with the July 5, 2006 private placement described above), at September 30, 2006, the Company had outstanding 35,521,208 shares of common stock, with 1,133,778 held in treasury.

14.Subsequent Events

Private Placement of Convertible Preferred Stock

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

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Sale of NYFIX Overseas

During the third quarter of 2006, we disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised our OBMS Division. The transaction closed on August 25, 2006. The initial amount paid by GL for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing.

In connection with the sale, we recorded a gain of $4.0 million.

There is also an earn-out adjustment, under the terms of the Sales Agreement, for which we are eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly operating results relative to NYFIX Overseas are presented as a discontinued operation on a historical comparative basis.

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

As a result of this internal review, in our 2005 10-K, we restated previously reported results by a net amount of $42.1 million. The items adjusted consisted of stock-based compensation, acquisitions and investments, revenue recognition, income taxes and treasury stock. The findings of our internal review of historical stock-based compensation awards included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards, (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings which included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings which included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25.0 million charge in March 2000 based on the incremental intrinsic value on the date assumed to be the modification date.

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

We have determined that we have exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, we have recorded a liability of $1.0 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K, related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL). In 2006, we remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007, with respect to rank and file employees, relating to 409A exposure are currently being evaluated. Based upon the current information available and the liabilities recognized, we believe the resolution of these tax matters will not have a material adverse effect on our consolidated financial condition or results of operations. However, the ongoing discussions with the taxing authorities could result in new information and higher than anticipated exposures. We are continuing to cooperate with the taxing authorities to resolve these matters.

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

As of September 30, 2006, we had outstanding option covering 683,941 shares for which we had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for our common stock on the dates of these notifications was from $2.90 to $7.35, with a weighted average fair market value for such shares on the notification dates of $5.94.

As discussed in Notes 12 and 14 to the Condensed Consolidated Financial Statements, during the remainder of 2006 and the first six months of 2007, we were notified of additional intents to exercise and certain pending options were resolved through exercise. As of June 30, 2007, the remaining Pending Exercises total 1,030,150 shares. The range of fair market values for our common stock on the dates of the pending notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares on the notification dates of $5.97. Our potential cash exposure as of June 30, 2007 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of our stock declines once option holders are able to exercise and sell the underlying shares.

During the six months ended June 30, 2007, we paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards related to 21,375 shares underlying expired options to be cash settled aggregated $0.1 million. We have additional cash exposure if we cannot settle pending exercises with stock prior to their expiration going forward.

During the three and nine months ended September 30, 2006, we incurred $1.9 million and $9.7 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys, forensic accountants, and other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during the three and nine months ended September 30, 2006 included a nil amount and $0.1 million, respectively, of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. During the three and nine months ended September 30, 2005, these costs were $0.6 million and $2.0 million, respectively. We incurred an additional $3.1 million during the remainder of 2006 related to these matters. This additional $3.1 million also included penalties of $0.6 million due to the delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

Please see Note 12 to the Condensed Consolidated Financial Statements for a more detailed description of these matters.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2006 and 2005

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2006	% of revenue	2005	% of revenue	2006	% of revenue	2005	% of revenue
Revenue:
Subscription and maintenance	$16,739	66%	$14,871	65%	$48,125	67%	$44,559	68%
Product sales and services	799	3%	1,226	5%	2,140	3%	2,090	3%
Transaction	7,702	31%	6,858	30%	21,649	30%	19,152	29%
Total revenue	25,240	100%	22,955	100%	71,914	100%	65,801	100%
Cost of revenue:
Subscription and maintenance (1)	8,232	33%	7,787	34%	24,181	34%	22,333	34%
Product sales and services (1)	369	1%	450	2%	1,365	2%	1,469	2%
Transaction (1)	3,763	15%	3,818	17%	11,752	16%	11,316	17%
Total cost of revenue	12,364	49%	12,055	53%	37,298	52%	35,118	53%
Gross profit	12,876	51%	10,900	47%	34,616	48%	30,683	47%
Operating expense:
Selling, general and administrative (1)	12,528	50%	10,057	44%	34,575	48%	29,031	44%
Restatement, SEC investigation and related expenses (1)	1,928	8%	578	3%	9,670	13%	1,972	3%
Depreciation and amortization	280	1%	406	2%	918	1%	1,382	2%
Restructuring charge	2,056	8%	-	0%	2,056	3%	-	0%
Loss from operations	(3,916)	-16%	(141)	-1%	(12,603)	-18%	(1,702)	-3%
Interest expense	(219)	-1%	(167)	-1%	(635)	-1%	(523)	-1%
Investment income	402	2%	67	0%	715	1%	181	0%
Other income (expense), net	(3)	0%	2	0%	15	0%	(253)	0%
Loss from continuing operations before income tax provision	(3,736)	-15%	(239)	-1%	(12,508)	-18%	(2,297)	-3%
Income tax provision	47	0%	47	0%	141	0%	141	0%
Loss from continuing operations	(3,783)	-15%	(286)	-1%	(12,649)	-18%	(2,438)	-4%
Income (loss) from discontinued operations, including gain on sale of $4,035 in 2006 (1)	4,038	NM	(703)	NM	3,646	NM	(77)	NM
Net income (loss)	$255	NM	$(989)	NM	$(9,003)	NM	$(2,515)	NM
_________ NM - not meaningful

Percentage sub-totals may not add due to rounding.

(1) Stock-based compensation included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$17		$21		$75		$40
Product sales and services	1		1		3		2
Transaction	3		1		9		3
Selling, general and administrative	148		79		627		196
Restatement, SEC investigation and related expenses (a)	16		-		76		-
Income (loss) from discontinued operations	(16)		21		18		51
	$169		$123		$808		$292

(a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period

Revenue

The following table presents the components of revenue for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase
	2006	2005	$	%	2006	2005	$	%
Subscription and maintenance	$16,739	$14,871	$1,868	13%	$48,125	$44,559	$3,566	8%
Product sales and services	799	1,226	(427)	-35%	2,140	2,090	50	2%
Transaction	7,702	6,858	844	12%	21,649	19,152	2,497	13%
Total revenue	$25,240	$22,955	$2,285	10%	$71,914	$65,801	$6,113	9%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended September 30, 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $1.2 million to $4.6 million for the three months ended September 30, 2006, compared to $5.8 million during the three months ended September 30, 2005 due primarily to the declining presence of floor traders using our products and cancellations of subscriptions of our desktop products. Recurring maintenance on licensed FIX software products increased $0.1 million to $1.0 million during the three months ended September 30, 2006, compared to $0.9 million during the three months ended September 30, 2005.

The increase in subscription and maintenance revenue for the nine months ended September 30, 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $3.2 million to $14.5 million for the nine months ended September 30, 2006, compared to $17.7 million during the nine months ended September 30, 2005, due primarily to the declining presence of floor traders using our products. Recurring maintenance on licensed FIX software products decreased $0.1 million to $3.1 million during the nine months ended September 30, 2006, compared to $3.2 million during the nine months ended September 30, 2005.

Product Sales and Services

The decrease in product sales and services during the three months ended September 30, 2006 was primarily due to a decrease in sales of FIX software licenses and related services by our FIX Division.

Product sales and services revenue was comparable for the nine months ended September 30, 2006 and 2005.

Transaction

The increase in transaction revenue for the three months ended September 30, 2006 was primarily attributable to commissions on trade executions. Commissions increased by $0.8 million to $7.3 million during the three months ended September 30, 2006, as compared to $6.5 million during the three months ended September 30, 2005. For the three months ended September 30, 2006 commissions from Sell-Side clients increased by $2.0 million over the three months ended September 30, 2005, offset by a $1.2 million decrease for the same period in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, and increased use of the NYFIX NEXASTM algorithmic trading products, offset in part by a decline in commissions for direct market access services and billed specialist fees. The average daily matched volume in NYFIX Millennium during the three months ended September 30, 2006 was 27.7 million shares, a 150% increase over the average of 11.1 million shares during the three months ended September 30, 2005. This increase reflects increased popularity of the dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients.

The increase in transaction revenue for the nine months ended September 30, 2006 was attributable to an increase in commissions on trade executions and an increase in net interest spread on our securities lending business. Commissions increased $1.8 million during the nine months ended September 30, 2006 to $20.4 million as compared to $18.6 million during the nine months ended September 30, 2005, due to a $6.5 million increase in commissions from Sell-Side clients offset by a $4.7 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, the increased use of the NYFIX NEXASTM algorithmic trading products and an increase in billed specialist fees, offset in part by a decline in commissions for direct market access services. The average daily matched volume in NYFIX Millennium during the nine months ended September 30, 2006 was 22.6 million shares, a 111% increase over the average of 10.7 million shares during the nine months ended September 30, 2005. This increase reflects the increased popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $1.2 million during the nine months ended September 30, 2006, compared to $0.5 million during the nine months ended September 30, 2005. This increase was due to the hiring of a new sales team in mid 2005.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated (in thousands, except percentages):
	Three Months Ended September 30,		Increase(Decrease)		Nine Months Ended September 30,		Increase(Decrease)
	2006	2005	$	%	2006	2005	$	%
Subscription and maintenance	$8,232	$7,787	$445	6%	$24,181	$22,333	$1,848	8%
Product sales and services	369	450	(81)	-18%	1,365	1,469	(104)	-7%
Transaction	3,763	3,818	(55)	-1%	11,752	11,316	436	4%
Total cost of revenue	$12,364	$12,055	$309	3%	$37,298	$35,118	$2,180	6%

Percent of total revenue	49%	53%			52%	53%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue for the three months ended September 30, 2006 was primarily attributable to an increase in fees paid of $0.3 million to third-party order management system providers to establish messaging channels with their clients and investments in our subscription-based products, including higher personnel costs of $0.5 million, partially offset by decreases in depreciation costs of $0.2 million and other cost decreases. As a percentage of related revenue, these costs decreased to 49% for the three months ended September 30, 2006, as compared to 52% for the three months ended September 30, 2005.

The increase in subscription and maintenance cost of revenue for the nine months ended September 30, 2006 was primarily attributable to investments in our subscription-based products, including higher personnel costs of $1.8 million, and an increase in fees paid of $0.5 million to third-party order management system providers to establish messaging channels with their clients, partially offset by decreases in depreciation costs of $0.6 million and other cost decreases. As a percentage of related revenue, these costs were at 50% for the three months ended September 30, 2006 and 2005.

Product Sales and Services

The decrease in product sales and services cost of revenue for the three months ended September 30, 2006 was primarily attributable to lower amortization of capitalized enhancement costs of $0.1 million. Such costs are significantly fixed versus variable in nature. As a percentage of related revenue, these costs increased to 46% for the three months ended September 30, 2006, compared to 37% for the three months ended September 30, 2005 as a result of the decline in related revenue described above.

The decrease in product sales and services cost of revenue for the nine months ended September 30, 2006 was primarily attributable to decreased personnel costs of $0.1 million. Such costs are significantly fixed versus variable in nature. As a percentage of related revenue, these costs decreased to 64% for the nine months ended September 30, 2006, compared to 70% for the nine months ended September 30, 2005.

Transaction

The decrease in transaction cost of revenue for the three months ended September 30, 2006 primarily related to lower depreciation and amortization expenses of $0.1 million and data center expenses of $0.2 million, offset in part by higher execution and clearing fees of $0.2 million associated with the growth in transaction volumes. As a percentage of related revenue, these costs decreased to 49% for the three months ended September 30, 2006, compared to 56% for the three months ended September 30, 2005.

The increase in transaction cost of revenue for the nine months ended September 30, 2006 primarily related to increases in execution and clearing fees of $1.6 million associated with the growth in transaction volumes, offset in part by losses incurred on trades executed in error during the nine months ended September 30, 2005 of $0.5 million, and lower data center expenses of $0.5 million and depreciation and amortization expenses of $0.2 million. As a percentage of related revenue, these costs decreased to 54% for the nine months ended September 30, 2006, compared to 59% for the nine months ended September 30, 2005.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated (in thousands, except percentages):
	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2006	2005		$%	2006	2005		$%
Compensation and related	$7,675	$5,914	$1,761	30%	$20,584	$16,574	$4,010	24%
Occupancy and related	623	637	(14)	-2%	1,961	2,106	(145)	-7%
Marketing, travel and entertainment	701	678	23	3%	1,956	1,899	57	3%
Professional fees	1,779	1,469	310	21%	4,852	4,447	405	9%
Stock-based compensation	148	79	69	87%	627	196	431	220%
General and other	1,602	1,280	322	25%	4,595	3,809	786	21%
Total SG&A	$12,528	$10,057	$2,471	25%	$34,575	$29,031	$5,544	19%

Percent of total revenue	50%	44%			48%	44%

Compensation and Related

The increase in the portion of compensation and related costs included in SG&A for the three and nine months ended September 30, 2006 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels, increased costs for employee benefits, as well as severance and other termination benefits incurred of $0.6 million and $1.1 million for the three and nine months ended September 30, 2006, respectively.

Occupancy and Related

The decrease in occupancy and related costs for the three and nine months ended September 30, 2006 was primarily attributable to the consolidation of our operations at our Stamford, Connecticut location.

Marketing, Travel and Entertainment

Marketing, travel and entertainment expenses for the three and nine months ended September 30, 2006, was comparable for the respective periods.

Professional Fees

The increase in professional fees incurred during the three and nine months ended September 30, 2006, was primarily due to the use of consultants addressing administrative and operational weaknesses and deficiencies as well as improvements to internal reporting systems. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

Stock-based Compensation

The increase in non-cash stock-based compensation for the three and nine months ended September 30, 2006 was primarily attributable to the change in accounting from the intrinsic value based methodology prescribed under APB 25 compared to the fair value method as prescribed by SFAS 123(R).

General and Other

The increase in general and other expenses for the three and nine months ended September 30, 2006 primarily reflects an increase in fees paid to the Company’s board of directors, costs for temporary administrative help, higher corporate insurance costs and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated (in thousands):
	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005		$2006	2005	$
Restatement, SEC investigation and related expenses	$1,928	$578	$1,350	$9,670	$1,972	$7,698
Depreciation and amortization	280	406	(126)	918	1,382	(464)
Restructuring charge	2,056	-	2,056	2,056	-	2,056

Restatement, SEC Investigation and Related Expenses

During the three and nine months ended September 30, 2006 and 2005, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys, forensic accountants, and other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during the three and nine months ended September 30, 2006 included a nil amount and $0.1 million, respectively, of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period.

The increase for the three and nine months ended September 30, 2006 was due to the significant costs incurred in connection with the SEC investigation into prior stock option grants and the related restatements, including the 2005 Restatement.

We incurred an additional $3.1 million of costs during the remainder of 2006 related to these matters. This additional $3.1 million also included penalties of $0.6 million due to our delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.3 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

Depreciation and Amortization

The decline in the portion of depreciation and amortization included in SG&A for the three and nine months ended September 30, 2006 was due to an increase in the amount of general overhead assets that have become fully depreciated.

Restructuring Charge

In the second half of 2006, we relocated our corporate headquarters from Stamford, Connecticut to New York City, signed an agreement to sublet the office space previously occupied in Stamford, and reached an agreement to lease additional space at our New York City office at 100 Wall Street. We recorded a charge to operations of $2.1 million in September 2006, which consisted primarily of the fair value of the remaining rent payments (net of sub-lease income), plus real estate commissions, leasehold improvements for the sub-tenant, employment costs, moving costs and write-offs of property and equipment.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated (in thousands):

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
	2006	2005		$2006	2005	$
Interest expense	$(219)	$(167)	$52	$(635)	$(523)	$112
Investment income	402	67	335	715	181	534
Other income (expense), net	(3)	2	(5)	15	(253)	268

Interest Expense

The increase for the three and nine months ended September 30, 2006 was primarily attributable to additional interest incurred of $0.1 million and $0.2 million during the three and nine months ended September 30, 2006, respectively, as a result of our failure to register the shares underlying the $7.5 million convertible note, offset in part by decreases in interest expense on sales tax obligations and on reduced acquisition related notes outstanding. During the remainder of 2006, we incurred additional interest of $0.3 million associated with these shares not being registered.

Investment Income

The increase for the three and nine months ended September 30, 2006 reflected higher average cash balances invested during the period.

Other (Expense) Income, Net

The change in the net expense for the nine months ended September 30, 2006 was primarily due to the write-off of deferred financing costs of $0.2 million associated with the deemed debt extinguishment of the $7.5 million convertible note from the conversion price reduction in June, 2005.

Income Tax Provision

The income tax provisions for the three and nine months ended September 30, 2006 and 2005 were solely attributable to the impact of deducting goodwill with the Renaissance acquisition in our tax filings. All other tax effects during the three and nine months ended September 30, 2006 and 2005 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Income (Loss) from Discontinued Operations

As a result of the sale of NYFIX Overseas, the operating results of our OBMS Division have been reclassified and presented as discontinued operations. Fiscal year 2006 includes these results through the August 25, 2006 sale date.

Liquidity and Capital Resources

	As of
	September 30,	December 31,
(in thousands)	2006	2005
Cash and cash equivalents	$40,872	$20,572
Short-term investments	-	500
Total cash, cash equivalents and short-term investments	$40,872	$21,072

(in thousands)	Nine Months Ended September 30, 2006
Net cash provided by continuing operating activities	$3,949
Net cash provided by continuing investing activities	3,925
Net cash provided by continuing financing activities	11,592
Discontinued operations	193
Effect of exchange rate changes on cash	147
Net increase in cash and cash equivalents	$19,806

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, from issuances of stock and from long-term borrowings. At December 31, 2006, we had cash and cash equivalents of $105.9 million. We believe that our current resources, together with anticipated cash generated from operations, will be sufficient to finance our current investing and operating needs. At December 31, 2006 and September 30, 2006, $32.1 million and $19.1 million, respectively, of our total cash, cash equivalents and short-term investments were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

In December 2006, we infused an additional $12.5 million of cash into our broker-dealer subsidiaries to provide additional excess regulatory capital to allow for business expansion and to provide our broker-dealer transaction counterparties with a better capitalized business partner.

Operating Activities

The following table sets forth our loss from continuing operations adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between periods.

(in thousands)	Nine Months Ended September 30, 2006
Loss from continuing operations adjusted for non-cash items	$(1,244)
Effect of changes in working capital and other operating accounts	5,193
Net cash provided by continuing operating activities	$3,949

The effect of changes in working capital and other operating accounts increased cash flows during the nine months ended September 30, 2006, primarily due to a decrease in accounts receivable, and an increase in accounts payable. The decrease in accounts receivable was due in part to improved billing and cash collection efforts and the increase in accounts payable was due in part to cash management efforts affecting the timing of payments.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At September 30, 2006, the net balance for clearing broker assets and clearing broker liabilities was a net liability of $0.7 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At September 30, 2006, clearing broker assets include stock borrows of $499.1 million and clearing broker liabilities include stock loans of $501.5 million. This business and the related balances continued to grow in 2006 and we anticipate further growth in 2007 as a result of the $12.5 million capital infusion described above under Liquidity.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires the maintenance of $10 million in excess regulatory net capital. NYFIX International is a registered ISD Category B firm with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At September 30, 2006, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $16.2 million, $4.9 million in excess of our aggregate requirement of $11.3 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash provided by continuing investing activities for the nine months ended September 30, 2006 was $3.9 million. This included proceeds net of cash disposed, of $8.8 million from the sale of our NYFIX Overseas subsidiary in August 2006 and net sales of short-term investments of $0.5 million, offset in part by capital expenditures for property and equipment, principally for data center equipment and software, of $3.3 million and capitalized product enhancement costs of $2.0 million. In April 2007, $1.3 million of the proceeds from the sale of our subsidiary were repaid in settlement of a working capital adjustment. In addition transaction related fees and expenses on the sale of our subsidiary aggregating $0.5 million were paid subsequent to closing. See Note 10 to the Condensed Consolidated Financial Statements for more details of this transaction.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases, long-term debt issued for working capital purposes, and issuance of capital stock for general corporate purposes and business development activities. At September 30, 2006 and December 31, 2005, we had long-term debt and capital lease obligations outstanding of $8.7 million and $9.6 million, respectively (including current portions and the convertible note discussed below).

At September 30, 2006, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At September 30, 2006, the price at which the lender could convert the convertible note into shares of our common stock was $5.66 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above.

Net cash provided by financing activities for the nine months ended September 30, 2006 was $11.6 million consisting of $12.5 million of net proceeds related to the issuance of 2.7 million shares of our common stock (plus an additional 0.2 million shares for placement agent fees) in a private placement transaction (see Note 13 to the Condensed Consolidated Financial Statements) and repayment of a note issued for the purchase of common stock of $0.1 million, offset by principal payments under capital lease obligations of $0.5 million and other repayments of long term debt totaling $0.5 million.

As more fully described in Note 14 to the Condensed Consolidated Financial Statements, we issued 1.5 million shares of Series B Preferred Stock during the fourth quarter of 2006 in a private placement transaction to Warburg Pincus Private Equity IX, L.P. for $75 million (less $5.8 million of transaction related expenses). The proceeds from both private placement transactions are intended for general corporate purposes and business development activities.

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on the Nasdaq National Market, subject to our filing of our quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC investigation into our accounting for stock option grants (see Notes 12 and 13 to the Condensed Consolidated Financial Statements), these filings were not made by October 31, 2005, and our common stock was delisted from the Nasdaq National Market on November 1, 2005. As a result of this delisting, our common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX.

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

See Note 12 to the Condensed Consolidated Financial Statements for a description of our commitments and contingencies.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements other than that related to the contingent obligation under the $7.5 million convertible note as described above.

Subsequent Events

For more information regarding events occurring after September 30, 2006, refer to Note 14 to the Condensed Consolidated Financial Statements.

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

Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2006 from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2005 10-K.

Part I Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on an evaluation of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, we continued to have material weaknesses regarding elements of our internal control over financial reporting, and as a result, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006.

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

PART II -- OTHER INFORMATION

Part II Item 1. Legal Proceedings

The information required by this Item with respect to legal proceedings set forth under “Commitments and Contingencies” in Note 12 to the Condensed Consolidated Financial Statements included in Part I, Item 1, Unaudited Financial Statements of this report on Form 10-Q is hereby incorporated by reference.

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

For more information regarding risk factors relating to us and our business, please refer to Item 1A. Risk Factors in our 2006 Annual Report on Form 10-K, which will be filed concurrently with this report on Form 10-Q, for an update of the risk factors since the filing of our 2005 10-K in March 2007.

Part II Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
Uses of Common Stock

No shares of our common stock were issued during the first and second quarters of 2006 in payment for services, in settlement of debt or related interest, or related to exercise of stock options; however, certain transactions involving our common stock did occur during the remainder of 2006 and through April 30, 2007.

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

Private Placement of Common Stock

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

Private Placement of Convertible Preferred Stock

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

Each share of Series B Preferred Stock sold under the agreement is convertible at any time,, initially into 10 shares of common stock, at an initial conversion price of $5.00 per common share, which represents a discount of approximately 6.5% to the closing price of our common stock on September 1, 2006 and a premium of 9.3% to the last 45 trading day average prior to September 4, 2006. Dividends are payable semiannually on the Series B Preferred Stock in shares of common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the purchase price per share, or $50, divided by the conversion price then in effect (currently $5.00). The Warrant issued in connection with this transaction entitles Warburg Pincus to purchase 2.25 million shares of common stock at an exercise price of $7.75 per share.

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
Six months ended June 30, 2007

▪
On January 25, 2007 and June 19, 2007, the Board of Directors declared a dividend payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006 and June 30, 2007, respectively. As a result, we issued 227,500 and 526,327 restricted shares of common stock, with fair values of approximately $1,354,000 and $3,426,000, respectively, based on the market price of our common stock on the respective declaration date. . The issuances of the shares were effected in reliance on the exemption set forth in Section 4(2) of the Securities Act. (See the discussion above for additional information regarding the Preferred Stock SPA.)

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

Part II Item 3. Defaults Upon Senior Securities

There were no payment defaults on our outstanding indebtedness during the nine months ended September 30, 2006; however, there have been subsequent defaults related to our other obligations to become current with our periodic SEC filings and to register certain securities. Please see Notes 6, 13 and 14 to the Condensed Consolidated Financial Statements included in this report for a more detailed description of these matters.

Part II Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the nine months ended September 30, 2006; however a special meeting of stockholders was held on February 27, 2007, following a proxy filed with the SEC on January 31, 2007, to approve a proposal of the Board of Directors to amend the Restated Certificate of Incorporation of the Company to increase the number of authorized shares of the Company’s common stock from 60,000,000 to 100,000,000. A tabulation of the stockholder vote approving the proposal follows:

Vote of the Company’s Common Stock as a Class
For	29,372,641
Against	435,836
Abstain	41,425
Broker Non-votes	0

Vote of the Company’s Common Stock and the Series B Preferred Stock Combined as a Single Class
For	44,372,641
Against	435,836
Abstain	41,425
Broker Non-votes	0

Part II Item 5. Other Information

None.

Part II Item 6.  Exhibits

a.)	Exhibits

Exhibit No.	Description of Exhibit

4.1
Second Amendment to Rights Agreement between Mellon Investor Services, L.L.C. (now knows as Mellon Investor Services) and the Registrant dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 15, 2006 (File Number 000-21324).

10.1
Purchase Agreement between the Registrant, NYFIX Overseas, Inc. and GL Trade S.A., dated August 25, 2006. Incorporated herein by reference from Exhibit 10.2 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 000-21324).

10.2
Employment Agreement between Brian Bellardo and the Registrant, dated August 1, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.3
Amendment No. 2 to January 1, 2005 Executive Agreement between Jay D. Shaffer and the Registrant, effective as of August 1, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.4
Securities Purchase Agreement, dated as of September 4, 2006, by and between Warburg Pincus Private Equity IV, L.P. and the Registrant. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.5
Employment Agreement between Howard Edelstein and the Registrant dated September 4, 2006. Incorporated herein by reference from Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.6
Separation and Release Agreement between Robert C. Gasser and the Registrant dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.7
Securities Purchase Agreement between Registrant and certain clients of an institutional investor, dated June 29, 2006. Incorporated herein by reference from Exhibit 10.41 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 000-21324).

10.8
Registration Rights Agreement between Registrant, certain clients of an institutional investor and Rhone Group Advisors, LLC dated June 5, 2006. Incorporated herein by reference from Exhibit 10.42 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 000-21324).

10.9
Amendment No. 1, dated August 1, 2006, to Executive Agreement dated January 31, 2006, between Mark R. Hahn and the Registrant. Incorporated herein by reference from Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on October 4, 2006 (File Number 000-21324).

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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