Form 10-K
period 2006-12-31
NYFIX INC
filed 2007-08-06
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-21324

NYFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1344888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Wall Street
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(646) 525-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	☒ Accelerated Filer	Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐  No ☒

The aggregate market value of our outstanding common stock held by non-affiliates was approximately $144,234,000 as of June 30, 2006, based on the closing market price of our common stock. The amount shown is based on the closing price of NYFIX common stock as reported on the National Quotation Bureau “pink sheet” service.

There were 35,948,706 shares of our common stock outstanding on June 30, 2007.

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby. This report on Form 10-K may include forward-looking statements about future Securities and Exchange Commission (the “SEC”) filings, future restatements and related charges, future activities of new employees and the impact thereof on us. From time to time our management may make, or in the past has made, forward-looking statements on telephone or conference calls, by webcast or emails, in person, in presentations or written material, or otherwise. Forward-looking statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, and may also include our belief regarding the effect of proposed transactions or various legal proceedings, as well as the impact of our ability to meet periodic filing deadlines, initiatives that may impact future business activities, and future disclosure practices. We have no duty to update these statements. Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements (including those discussed in Item 1A.Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K), due to various factors, including but not limited to: general economic conditions; the impact of our recording a significant impairment charge relating to our goodwill because we are not profitable; the effects of current, pending and future legislation, regulation and regulatory actions; our ability to achieve and maintain effective internal control over financial reporting in accordance with SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act; the impact of accounting for stock-based compensation and ongoing regulatory investigations, including the possibility of new and significant information subsequently arising which could lead to different determinations and require different accounting treatment; actions and initiatives by both current and future competitors; the risks related to our ability to market and develop our products and services; our success in obtaining, retaining and selling additional products and services to clients; the pricing of products and services; stock market activity; the ability of NYFIX Clearing Corporation to clear trades due to maximum limits imposed by the Depository Trust & Clearing Corporation (the “DTCC”) and the need for intra-day funding commitments from third parties; the ability of our Transaction Services Division to maintain third-party assistance to access exchanges and other important trading venues; our ability to comply with the SEC’s net capital rule; the impact of our customers defaulting on their trading obligations; a decline in trading by our buy side clients; changes in technology; the availability of skilled technical associates; our ability to obtain necessary network equipment, technical support or other telecommunications services or our being forced to pay higher prices for such equipment, support or services; the impact of new acquisitions and divestitures; and other risks and uncertainties including those detailed in our SEC filings; as well as future decisions by us. We cannot assure you that any forward-looking statements will prove to be accurate and the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

Overview

NYFIX, Inc., a pioneer in electronic trading solutions, continues to transform trading through innovation.  The NYFIX MarketplaceTM is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium L.L.C. (“NYFIX Millennium®”) provides the NYFIX Marketplace with enhanced methods of accessing liquidity.  NYFIX also provides value-added informational and analytic services and powerful tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables ultra-low touch, low impact market access and end-to-end transaction processing. We refer to ourselves as a “trusted business partner” because our clients depend on our products and services for mission-critical business functions, including order management, order routing and trade execution. And since we act only as agent for our clients and never engage in proprietary trading for the firm’s account, we are viewed as a neutral intermediary and impartial by Buy-Side and Sell-Side alike.

We design, produce and sell technology-based products and services to professional financial services organizations, including hedge funds, which are engaged in traditional asset management activities (including the trading of those assets), proprietary trading, and/or the handling of client orders in the U.S. and international securities markets.

Value-added innovations to the FIX Protocol

Many of our products and services utilize the Financial Information eXchange (“FIX”) Protocol, which is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYFIX has been a pioneer in the commercial marketplace for FIX software and services.

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors and the Sell-Side broker-dealers, and through exchanges (e.g., New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”), the NASDAQ Stock Market (“Nasdaq”) and other exchanges), the over-the-counter (“OTC”) market, alternative trading systems (“ATSs”) and electronic communication networks (“ECNs”).

History of NYFIX, Inc.

NYFIX, Inc. was formerly known as Trinitech Systems Inc. (“Trinitech”) until 1999.  In 1991, Trinitech Business Systems, Inc. merged into Trans-Aire Electronics, Inc. which changed its name to Trinitech after the merger.  NYFIX, Inc. is a Delaware corporation whose common stock was listed on the Nasdaq National Market in 2000 and traded under the symbol NYFX.  During certain periods in 2004 and 2005 the common stock traded under the symbol NYFXE, indicating that we had not filed timely reports with the SEC and Nasdaq.  On November 1, 2005, our stock was delisted from trading on Nasdaq for failure to file required periodic reports under the Exchange Act (such as our quarterly reports on Form 10-Q) for 2005.  Our stock is now quoted on the Pink Sheets under the symbol NYFX.  With the filing of this report on Form 10-K, we believe that we will have filed information pertaining to all periodic reporting periods through December 31, 2006.

All references to 2004, 2005 and 2006 refer to our fiscal year ended, or the date, as the context requires, December 31, 2004, December 31, 2005 and December 31, 2006, respectively.

Financial information concerning our business units for each of 2004, 2005 and 2006 is set forth in the Consolidated Financial Statements and the notes thereto. In 2006, 96% of our revenues were derived from our U.S. businesses and 4% from our non-U.S. businesses.

Our headquarters and principal office is on Wall Street in New York City and we have other offices in London’s Financial District, Hong Kong, Boston, MA, Stamford, CT and San Francisco, CA. We operate redundant data centers in the northeastern United States as well as data center hubs in London and Amsterdam.

Recent Developments

2006 was a year of transition for NYFIX as we worked to restore confidence and resolve historical issues, such as those related to stock options and various accounting restatements. We were also successful during 2006 in raising additional capital for general corporate purposes and business development initiatives.  With the recent investment by Warburg Pincus (described below) and the appointment of new leadership, including President and Chief Executive Officer P. Howard Edelstein, we believe that NYFIX can make continued investments in its infrastructure for enhanced scalability and take advantage of its innovative technology and its market position as electronic trading continues to evolve.

Stock Options and Other Accounting Matters

As previously described in our annual report on Form 10-K for 2005 (filed in March 2007), we restated our historical consolidated financial statements and related financial statement disclosures to reflect adjustments necessary to correct accounting errors in previously reported consolidated financial statements (the “2005 Restatement”). The 2005 Restatement included issues relating to our historical stock option granting processes and related accounting during the period from 1993 to 2004. Our annual report on Form 10-K for 2005 included discussions regarding, among other things, how these matters arose, their impact on our historical consolidated financial statements, investigations conducted by the SEC and by management (as overseen by the Audit Committee and a special Subcommittee of the Audit Committee), the resultant delay in filing our annual report on Form 10-K for 2005, including quarterly periods and our quarterly reports on Form 10-Q for 2006, the resignation of our former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”), and their replacement by Friedman LLP (“Friedman”), material weakness in our internal control over financial reporting and remedial actions taken by us. The discussions in our Form 10-K for 2005 also included information about the misstatement of accounting losses incurred by Renaissance Trading Technologies, LLC (“RTT” or “Renaissance”) and EuroLink Network, Inc. (“EuroLink”), incorrect revenue recognition, accounting for income taxes and treasury stock issuances.

Investments in NYFIX

Warburg Pincus Private Equity IX, L.P.

On October 12, 2006, we closed a Securities Purchase Agreement (“SPA”) with Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”), pursuant to which Warburg Pincus acquired shares of our Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and a warrant (the “Warrant”) to purchase shares of our common stock (the “Preferred Stock SPA”). We are using and will use the net proceeds from the transaction for general corporate purposes and business development.

Under the terms of the Preferred Stock SPA, we sold and issued 1,500,000 shares of Series B Preferred Stock to Warburg Pincus for an aggregate purchase price of $75 million, or $50 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder, initially into 10 shares of our common stock at an initial conversion price of $5.00 per share. The conversion price is subject to adjustment upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events, certain issuances of our common stock priced below the conversion price, and if certain of our financial representations in the Preferred Stock SPA are proved to be incorrect as of the date they were made in any material respect.

Under the terms of the Preferred Stock SPA, we also issued the Warrant, entitling Warburg Pincus to purchase 2,250,000 shares of our common stock at an exercise price of $7.75. The Warrant is exercisable at the option of Warburg Pincus, in whole or in part, at any time and from time to time prior to the tenth anniversary of the closing of the transaction. The exercise price is subject to adjustment upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events.

The holders of Series B Preferred Stock have the right to receive semi-annual dividends at an annual rate of 7.0% payable in shares of common stock using the conversion price then in effect (currently $5.00) to determine the number of common shares to be paid. The holders of Series B Preferred Stock will also be entitled to receive any dividends or distributions paid on our common stock on an as-if-converted basis. In the event of a liquidation, dissolution or winding up of the Company, the holders of Series B Preferred Stock will be entitled to receive a liquidation preference payment. Upon a change of control of the Company approved by our Board of Directors, the holders of Series B Preferred Stock may, at their election, (i) treat the Series B Preferred Stock as if converted into common stock and receive the consideration due to the holders of common stock or (ii) receive their liquidation preference, including dividends through the third anniversary of issuance to the extent not previously paid.

At any time following the 18-month anniversary of the closing date, the Series B Preferred Stock will be convertible into shares of common stock at our option, in whole or in part, if the price per share of our common stock reaches certain levels ranging from 3.5 times the conversion price for the period between the 18-month and 36-month anniversaries of the closing date to 2.5 times the conversion price for the period following the 5-year anniversary of the closing date.

Under the terms of the Preferred Stock SPA, until the 5-year anniversary of the closing date, Warburg Pincus is prohibited, except in certain limited circumstances, from acquiring more than 40% of our outstanding common stock on an as-if-converted basis. If their ownership of our outstanding common stock exceeds 45% of our outstanding common stock on an as-if-converted basis, they would be required to exchange those shares of capital stock exceeding 45% of our outstanding common stock for shares of Series C Non-Voting Convertible Preferred Stock (“Series C Preferred Stock”), which terms are substantially similar to the Series B Preferred Stock except that the shares of Series C Preferred Stock will be non-voting.

The holders of Series B Preferred Stock also have the right, subject to certain requirements, to elect two directors to our Board of Directors (and a third director if certain of our financial representations in the Preferred Stock SPA are proved to be incorrect as of the date they were made in any material respect) and to withhold consent to certain significant transactions, including changes to the terms of the Series B Preferred Stock and certain issuances of securities, subject to certain conditions. The holders of Series B Preferred Stock also have certain subscription rights with respect to additional issuances of equity securities and registration rights with respect to the common stock into which the Series B Preferred Stock may be converted.

We were required to seek and obtain stockholder approval for an increase in our authorized share capital. We obtained stockholder approval at a special meeting of stockholders held on February 27, 2007 to increase the number of authorized shares of our common stock from 60 million to 100 million.

The foregoing discussion is not a complete description of all the terms of the Preferred Stock SPA and related documents and is qualified in its entirety by reference to the complete text of those documents, which are filed as Exhibits 10.45, 10.47 and 10.48 to this report on Form 10-K.

On May 9, 2007, Warburg Pincus purchased an aggregate of 1,207,500 shares of our common stock from Peter K. Hansen, former Chairman and CEO of the Company, for an aggregate purchase price of approximately $6,116,000, in a privately negotiated transaction. The transaction is described in Amendment No. 1 to Schedule 13D filed by the Warburg Pincus on May 10, 2007.

Private Placement

On July 5, 2006 (the “Closing Date”), we closed a Securities Purchase Agreement (“Common Stock SPA”) with certain clients of an investment manager (the “Buyers”), pursuant to which the Buyers acquired 2,713,000 shares of our common stock for an aggregate purchase price of $12.6 million. We also issued an additional 157,693 shares of our common stock at the closing to pay placement agent fees equivalent to 6% of the gross proceeds of the transaction. Pursuant to a registration rights agreement that we entered into with the Buyers, we were obligated to use our best efforts to become current in our reporting obligations under the Exchange Act by September 30, 2006. Our failure to become current in such obligations by December 31, 2006 resulted in our incurring liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In the fourth quarter of 2006, we recorded a charge of $631,000 (which was paid in April 2007), as a result of not meeting these filing requirements. In addition, we are obligated to cause a registration statement covering these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that we cure the delinquency in our reporting obligations (such 45 or 120 day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in our liability to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. Our total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and us. We are responsible for paying the costs associated with the aforementioned registration statement.

The foregoing discussion is not a complete description of all the terms of the Common Stock SPA and related documents and is qualified in its entirety by reference to the complete text of those documents, which are filed as Exhibits 10.40 and 10.41 to this report on Form 10-K.

Board and Management Changes

The composition of our Board on June 30, 2007, including date of appointment, was as follows (see also Item 10. Directors and Executive Officers of the Registrant for more detailed information on Board members):

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
William J. Lynch, June 2000
Richard Y. Roberts, September 2005
Thomas C. Wajnert, November 2004

P. Howard Edelstein was appointed our President and Chief Executive Officer in September 2006.

Robert C. Gasser was appointed to the Board in September 2005 and resigned as a Board member, President and CEO in September 2006.

On November 17, 2005, Peter K. Hansen resigned as our President and Chief Executive Officer and was no longer an executive officer. He was succeeded by Robert C. Gasser from November 2005 through September 2006. In September 2006, Mr. Hansen relinquished his position as Board Chairman, and subsequently resigned from the Board on April 10, 2007. The term of Mr. Hansen’s Employment Agreement expired on December 31, 2006.

Steven R. Vigliotti was appointed Chief Financial Officer on January 31, 2006. Mark R. Hahn relinquished his title of Chief Financial Officer and as an Executive Officer of the Company and assumed the role of Senior Vice President - Finance, reporting to Mr. Vigliotti. Mr. Hahn separated from the Company effective as of September 30, 2006. Mr. Vigliotti also assumed responsibility for all aspects of our Finance Department, including all Finance Department functions that previously reported to Jay D. Shaffer.

Jay D. Shaffer joined us as Executive Vice President - Finance and Administration on January 1, 2005 and became Executive Vice President - Administration in January 2006. Pursuant to a severance agreement extended through June 30, 2007, he left the Company.

Pursuant to an agreement in November 2006, Lars Kragh, our former Chief Information Officer, left the Company as of December 31, 2006.

On April 2, 2007, Scott A. Bloom was appointed Secretary, replacing Brian Bellardo, who continues as our General Counsel. On May 15, 2007, Mr. Bellardo relinquished his role as an Executive Officer.

W. Brennan Carley was appointed Executive Vice President, Head of Business Operations and Chief Strategy Officer effective January 1, 2007.

On January 22, 2007, David A. Merrill was named and began his employment as Chief of Client Operations.

Donald P. Henderson, who has been serving as Chief Technology Officer since May 2006, was designated as an Executive Officer of the Company on May 15, 2007.

Acquisitions

We have made no acquisitions since the filing of our annual report on Form 10-K for 2005.

Divestiture- Sale of NYFIX Overseas

During the third quarter of 2006, we disposed of all of the issued and outstanding capital stock of NYFIX Overseas, Inc. (“NYFIX Overseas”), a wholly-owned subsidiary which previously comprised our OBMS Division. The transaction closed on August 25, 2006. The initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid in April 2007 to GL in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing. We recorded a net gain on this transaction of $4.0 million. There is also an earn-out adjustment, under the terms of which we are eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

Litigation, SEC Investigation and Related Contingencies

Lawsuits have arisen in 2006 that involve us, and, in some cases, certain of our directors and officers, as defendants. In addition to various lawsuits and claims pending against us, there are also ongoing SEC and United States Attorney’s Office investigations into our accounting for stock option grants and an SEC investigation into our accounting for the losses incurred by NYFIX Millennium as well as recent inquiries from certain taxing authorities on related matters. For a full discussion of these matters please see:

•	Item 1A. Risk Factors - RISKS RELATING TO RESTATEMENTS AND RELATED PENDING LEGAL PROCEEDINGS;

•	Item 3. Legal Proceedings;

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Note 9 to the Consolidated Financial Statements

Industry Overview

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

Growth in Equity Trading Volume

Although from time to time there have been declines in trading volumes, (e.g., following the events of September 11, 2001), the general volume trend in the U.S. equity markets has been upward. The growth in volume results from a number of factors including strong economic conditions, technological innovations, greater market access, demographic trends, cross-border listings, initial public offerings and merger and acquisition activity. The increasing penetration of electronic trading platforms has reduced transaction costs and further stimulated trading activity. In each of, 2004, 2005 and 2006, the NYSE reported group volume in all issues traded of 460.5 billion, 523.5 billion and 635.1 billion shares, respectively. For the same years, Nasdaq reported trading volume of 450.5 billion, 449.7 billion and 506.2 billion shares, respectively. We believe the general growth trend in equity trading will benefit companies, including NYFIX, offering products and services that enhance electronic trading.

Division Overview

Our products and services are strategically organized in three operating divisions. Financial information by segment and geographic area is set forth in Note 16, Segment Information, of our Notes to Consolidated Financial Statements. We offer products and services that are designed to address the needs of Buy-Side and Sell-Side institutions while providing automatic and seamless unification of the data-elements of trade-management, trade-routing, market access, computerized execution enhancements and real-time transaction analysis. We cross sell our products and services across our community of Buy-Side and Sell-Side institutions, through our three operating divisions:

•	FIX Division,

•	Transaction Services Division (including NYFIX Millennium), and

•	Order Management Systems (“OMS”) Division.

FIX Division

Principal Products

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

3.
Additionally, we provide information and analytic services that are built on the ability of the NYFIX Marketplace. These include a service to measure transaction cost and a service to measure and monitor FIX messaging performance.

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

Through our NYFIX Marketplace Platform, we provide the services and infrastructure for trade messaging and global order routing between trading counterparties including Buy-Side institutions, Sell-Side institutions, numerous exchange floors, and other electronic trade execution venues, such as ECNs and ATSs. Managing approximately 7,000 FIX-based messaging channels among approximately 650 financial firms we are a leading supplier of FIX messaging and monitoring services to the financial industry.

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

•
Enhanced FIX Messaging Channels, which have the same features and capabilities of the standard FIX messaging channels with added capabilities including message storage and forwarding, FIX version translation, message enrichment, real-time storage and recovery of orders and executions, and translation to/from non-FIX messaging standards (e.g. proprietary messaging formats used by various stock exchanges and other intermediaries). Enhanced FIX Messaging Channels save the client the need to support multiple systems for each of its counterparties, and minimize changes to such systems as a result of ongoing advances in technology.

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

The NYFIX Marketplace Platform is built on an underlying set of data centers and domestic and international WAN (wide area network) infrastructure. While our business focus is on the NYFIX Marketplace Platform, the successful and high performance operation of that platform depends on the high quality design and operation of our data centers, systems and network. Further information on our data centers, systems and network is outlined under the “Technology Operations and Product Development” section in this report on Form 10-K.

FIX Software

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

C-Router, which is a “rules-based” routing module, is an optional enhancement to the Appia FIX engine software. C-Router provides FIX translation and normalization and, similar to Tradescope, can be used either with the NYFIX Marketplace Service or with any other FIX infrastructure. C-Router is used to deliver some of the messaging channels on the NYFIX Marketplace Service, and is sold on a stand-alone basis or as an add-on to the base Appia FIX engine.

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

Transaction Services Division

Our Transaction Services Division is comprised of the three National Association of Securities Dealers, Inc. (“NASD”) registered broker-dealer subsidiaries, NYFIX Millennium, Transaction Services, Inc. (“NTS”) NTS and NYFIX Clearing Corporation (“NYFIX Clearing”) together with NYFIX International, Ltd., a firm registered with the FSA in the U.K. NYFIX Clearing is also a member of the DTCC.

NYFIX Millennium provides anonymous matching under Regulation ATS and order routing for U.S. equity securities. Its clients are broker-dealers, including NTS.

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

Principal Markets and Clients

The Transaction Services Division primarily generates revenue from the application of commissions charged on executed trades to the following three categories of clients:

•
Member, non-Member and non-U.S. securities firms (Sell-Side firms) are either self-clearing or rely on a correspondent clearing firm to clear on their behalf with the Transaction Services Division. We generally bill per share execution commissions to Sell-Side clients on a monthly basis. These securities brokerage firms primarily utilize our NYFIX Millennium, Direct Market Access (“DMA”) and our NEXAS™ algorithmic trading products described below. Many of these clients also use the desktop products provided by the OMS Division.

•
U.S. hedge funds (Buy-Side firms) rely on prime brokers to clear their trades. These clients utilize NYFIX Millennium and NEXAS algorithmic trading products, described below. Larger quantitative oriented hedge funds utilize the NYFIX Marketplace Platform for DMA to facilitate these strategies.

•
Registered investment advisers (“traditional long-only” Buy-Side firms) rely on custodial banks to clear their trades. These trades are commonly referred to as Delivery vs. Payment and Receive vs. Payment (DVP/RVP) clearing. These are generally net trades in which the Transaction Services Division commission charges are paid through the settlement and clearing process, which is typically three business days after trade date. Registered investment advisers primarily utilize our NYFIX Millennium, DMA and NEXAS algorithmic trading products, described below.

Principal Products and Methods of Distribution

The Transaction Services Division is increasingly leveraging cross-selling opportunities with clients of our FIX Division and our OMS Division, while distributing its transaction products and solutions to its own clients.

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

NYFIX Millennium

NYFIX Millennium developed an ATS focused on the electronic matching of exchange-traded securities. Matching of Nasdaq listed stocks was introduced in late 2005. NYFIX Millennium does not display orders or quotes, and our executions are completely anonymous (commonly referred to as a “dark pool”). Two types of orders are available: (1) pass through and (2) conditional. Pass through orders flow through the matching facility on their way to an exchange, ECN, or ATS. These orders are only executed if they find a match within the National Best Bid and Offer. If there is not a match, these orders are immediately routed to their ultimate destination, thus incurring no opportunity cost. Conditional orders reside in the system and interact with pass through order flow as well as other conditional orders. These orders can be pegged to the bid, offer, last sale, or mid-point. Volume and bid/offer spread constraints can also be attached to these orders.

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

We have recently announced the scheduled launch of Euro Millennium, a UK regulated Multi-Lateral Trading Facility (MTF) for non-displayed liquidity in pan-European listed cash equities, in late 2007.

Millennium PLUS™

Millennium PLUS allows participants to generate liquidity alerts to third-party sources known as passive liquidity partners (“PLPs”). PLPs include systematic Buy-Side funds, external dark pools, broker internalization engines, and other pockets of hidden liquidity from across the industry. Unique to NYFIX Millennium, Millennium PLUS liquidity alerts are delivered only to computer-based systems holding live orders, rather than to traders’ screens. As a result, liquidity alerts will not be visible to traders or systems which may cause information leakage or market impact. Both conditional and pass-through orders can be designated as Millennium PLUS orders. Pass-through Millennium PLUS orders are held in NYFIX Millennium for several hundred milliseconds, just long enough for PLPs to receive the liquidity alert and automatically respond. If no response is forthcoming, the order is passed on to the appropriate market center in the usual fashion.

NYFIX Natural™

NYFIX Natural allows Buy-Side orders to be exposed to matching in NYFIX Millennium while generating an IOI message to other Buy-Side participants. NYFIX Natural is a “tradeable” message with minimum quantity size required to generate an IOI message.

NYFIX Direct Market Access (“NYFIX DMA”)

NYFIX DMA is offered via a single FIX destination for both OTC and exchange-traded securities. This enables clients with a FIX connection with NYFIX to send orders to the NYSE, the AMEX, NYSE Archipelago (or “NYSE Arca”), Nasdaq (INET), and other auto-execution destinations or other exchanges.

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

TWAP Algorithm is a tactic that evenly distributes the execution of an order over a user-specified period randomizing and thus disguising order size therefore balancing adverse selection and market impact.

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

Securities Lending

NYFIX Clearing operates a matched book of stock borrow/stock loan transactions, with a strong proficiency in matching a borrower and a lender anonymously for small to medium size transactions. Much of the counterparty credit risk associated with this business is mitigated through the daily monitoring of collateral value, frequent counterparty credit reviews and the use of the stock loan program of the Options Clearing Corporation (the “OCC”). The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2006, approximately 44% of our stock borrow/stock loan transactions outstanding were processed through the OCC.

Operations and Support

Capacity, speed, security and uptime are considered important competitive product parameters of the Transaction Services Division and are available as a result of the large-scale infra-structure we built. All products and services are supported by our help-desks and operations staffs located at our Wall Street office.

Order Management Systems (“OMS”) Division

The OMS Division offers broker-dealers a variety of workstation solutions to enable trading in various market types (including the NYSE, AMEX, Nasdaq, and others). OMS Division products include real-time order management, routing and Straight Through Processing (“STP”), interfaces to back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP. All OMS Division products enable clients to take advantage of the broad range of products and services.

Principal Markets

The OMS Division offers market access technology designed to address multiple market centers and direct orders to the market center representing the best execution opportunity, while adhering to the compliance and regulatory specifications that are unique to each different market center.

The U.S. equity market is made up of exchange-traded, OTC and third market traded stocks. Exchange-traded stocks are traded on the floors of the NYSE, the AMEX and other exchanges. OTC stocks are traded in electronic market centers such as Nasdaq, NYSE Arca, ECNs and ATSs, which include our NYFIX Millennium. Third market traded stocks are exchange-traded securities that are not traded on the floor of the NYSE or the AMEX and other exchanges.

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

Since 2003, both the NYSE and Nasdaq have experienced significant changes and challenges. ECNs and ATSs have increased the competitive pressures on both the NYSE and Nasdaq, and evolving regulation and demands from Buy-Side institutions have led to changes in the NYSE specialist system. As a result of recent developments such as Regulation NMS and the NYSE Hybrid market, we have discontinued supporting certain exchange floor application products.

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

Current Business and Business Development

Our OMS Division generates revenue primarily through subscription sales of its broker desktop products and services to Sell-Side securities brokerage firms in the U.S.

In the U.S. equity markets, our OMS division has derived most of its revenue from our automation products and services for the exchange-traded marketplace, which encompasses trading on the NYSE, the AMEX and other exchanges. Since 2004, we have continued to expand our Sell-Side trader workstation product portfolio to target the Nasdaq OTC market.

We are a leading provider in the U.S. equity market of advanced electronic gateways to connect exchanges, such as the NYSE, and of trader workstation products for “sales” and “block” traders working at the trading desks of large brokerage firms. Via the NYFIX Marketplace Platform, we typically process several hundred million shares per day, representing a significant market share of the NYSE volume. With the movement away from the traditional floor-broker open outcry exchanges to electronic environments, as seen in almost all international equity and derivatives exchanges and increasingly in the U.S., the interaction within and among these markets has changed. We believe this will change further due to the trading system technology that is available coupled with new and updated market regulations. There have been several regulatory changes that we believe favor and ultimately mandate that the type of technologies that we provide be integrated into daily trading processes for both on floor and off floor operations. Examples of SEC regulations and NYSE rules include: NYSE Rule 123, which mandates floor trade reporting requirements and Regulation SHO, which describes short sale handling. Additionally, Regulation NMS which mandates, among other things, intermarket protection against trade-throughs for automated markets, will result in significant change in the physical call auction market currently in place at the NYSE and AMEX (e.g., through the deployment of the NYSE Hybrid market).

Many of our clients have responded to the change in market structure by changing from a structure where trading desks were aligned with market centers (e.g. OTC desks and listed desks) to a converged NYSE/Nasdaq structure aligned along attributes such as market sector. In response, we have developed our “Fusion” product, which enables trading in both quote driven and call auction markets.

While brokers need more sophisticated technology to interact with a much faster hybrid market structure, many institutional investors who use computerized systems to transmit orders to their brokers, and in turn the market, are seeing a changing role for the traditional broker. This narrowing of the gap between the institutional investors’ systems and those of the exchange markets is illustrated, we believe, by the fact that many orders today travel “hands-free” from the institutional investor’s computer systems via broker electronic systems to the exchange or other execution venue and back after execution without any human intervention. For our Sell-Side brokerage clients, we believe that the development of new categories of value added capabilities can provide operating efficiencies that could help them generate cost efficiency from a de-emphasis of their floor based operations. One example is the use of NYFIX proprietary algorithms that simulate the behavior of a human intermediary. Our Transaction Services Division clients pay for the usage of these products on a per share basis as opposed to a fixed cost model.

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

Trader Workstation Products

Our trader workstations provide electronic order routing and order management. The workstations are touchpad-based or desktop software applications that enable Sell-Side traders to monitor and manage the flow and execution of equity orders. The OMS workstations use the FIX Protocol to connect to brokerage firms, major global market centers, many other exchanges, ECNs and ATSs.

FIXTrader® provides a complete order management solution for the trading desks of major brokerage firms and institutional investors (upstairs traders), including electronic entry and routing of orders and executions between Buy-Side institutions, sales and block desks and exchange floor booths.

NYFIX Fusion™ is a complete market making OMS that offers Sell-Side broker-dealers access to exchange-traded, OTC and third market trading on a single desktop. NYFIX Fusion™ includes order, execution and risk management, rule-based order processing, and automated preventive compliance handling functions. It also provides access to a full suite of third-party broker and NEXAS algorithms affording the end users multiple options for facilitating and maintaining their best execution and order handling obligations.

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

FIX Division

Competition to the products and services of our FIX Division includes potential clients who choose to maintain their own infrastructure and develop their own in-house products and services, third parties such as Transaction Network Services who offer basic IP-based FIX connectivity and application/system vendors who bundle their own network with their application (e.g. the Macgregor Order Management Network). We consider these networks to offer basic (TCP/IP) data transport only and consequently they provide a lower price point. In many cases, clients of IP-based FIX networks use NYFIX FIX software products (e.g. Appia) to provide management of their FIX connections, and as a result, while these networks are sometimes competitors, they are sometimes complementary. While we believe we have captured market share of Buy-Side institutional network clients from competitors during the last year, there is no assurance that this trend will continue. Our primary competitors in the FIX software marketplace are Cameron Systems (acquired by Orc in 2006) and TransactTools (acquired by NYSE Group in 2007).

Transaction Services Division

Our Transaction Services Division faces competition from a wide variety of correspondent clearing and technology oriented brokerage firms and providers. Examples of our competitors include the Goldman Sachs Group, Inc., Jefferies & Company, Inc., Merrill Lynch & Co., Inc., Investment Technology Group Inc. and Instinet LLC. While brokerages may in some instances compete with our Transaction Services Division, they are also frequently among the largest clients of our Transaction Services Division. NYFIX Millennium specifically faces competition from traditional stock exchanges, the largest of which are Nasdaq and the NYSE, and alternative markets such as ATSs and ECNs. Some of these competitors include Liquidnet, Pipeline, ITG POSIT, and Bloomberg TRADEBOOK.

OMS Division

At the OMS Division, we face competition from potential clients who choose to develop their own in-house products and services. We also face competition from vendors who produce desktop solutions for traders, including BRASS, Fidessa, Lava Trading, Tradeware, Mixit and Bloomberg. While we believe that we compete effectively and continue to install new systems, these vendors or smaller vendors could increase their competitive efforts and, thus, market share at our expense.

NYFIX Sales and Marketing

We generally offer our OMS and NYFIX Marketplace products and services on one to three-year subscription and service agreements. Our Transaction Services Division contracts identify per share commission charges but do not, typically, guarantee order flow. Our sales force is organized into teams by client segment or by product/service bundles that work together to provide solutions from the NYFIX offering of products and services. These teams work in close coordination with each other to maximize client acquisition and retention.

We maintain an in-house marketing department responsible for directing marketing activities. Our marketing strategy focuses on direct efforts to reach potential clients through targeted initiatives. We take a multi-pronged approach to marketing encompassing a variety of channels including but not limited to:

•	participation in industry events, conferences and exhibitions and securing speaking engagements for key NYFIX executives;

•	NYFIX-hosted events for clients and prospects;

•	advertising in key trade publications and technology/executions services provider directories;

•	proactive media relations policy to obtain press coverage in key media outlets including broadcast, print, and online media; and

•	development and production of sales tools, including presentations and product and service brochures; direct mail; product launches; and online initiatives including search engine optimization.

NYFIX participates in approximately 50 events per year on a global basis to publicize our offerings to the various market segments it services.

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

We rely upon third party telecommunication carriers and our own data centers in operating our NYFIX Marketplace Platform. Because our data volume is significant, and to achieve the highest level of availability, we use multiple telecommunication carriers for data transport between our data centers and to our clients. We utilize several providers including AT&T Inc., MCI Inc., Qwest Communications International Inc., Verizon Communications Inc., Colt Telecom Group plc and Singapore Telecommunications Limited. With this diversity, we decrease our reliance on any single telecommunication service provider without materially losing the benefit of economies of scale.

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

Our primary data centers are located in two independent, separately located, third-party data center facilities in New Jersey and New York, so-called “redundant centers.” The data centers are serviced by different power companies. The data centers are managed in co-location facilities. By co-locating equipment, we believe that we derive operating economies while obtaining the highest quality of service available in a physical plant. Our data centers’ 24x7 facilities are protected by fire suppression and heating, ventilation, and air conditioning systems and have multiple, uninterruptible sources of power, including backup generators and fully redundant power distribution units. Security personnel, procedures and video surveillance protect against unauthorized physical access to our equipment.

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

For our in-house manufactured hardware (e.g., TouchPad Workstations for traders and floor brokers) and standard PC products used in client installations, we generally do not maintain purchasing or governing agreements with vendors. In some cases, when it is to our economic benefit, we generate a blanket purchase order. The advantage of this is that pricing and product availability is stabilized for the term of the blanket purchase order. Some of the Tier 2 suppliers that we use are: CDW Corporation, MicroDesign, Inc., Dell Inc. and Arrow Electronics, Inc. Each of these resellers stocks products from most of the major computer manufacturers, such as International Business Machines Corp., Aaeon Technology Inc., Intel Corporation, Sony, NEC Corporation, Samsung, Kingston Technology Company, Inc., Elo TouchSystems, Inc. and Advanced Micro Devices, Inc. Tier 3 suppliers for the most part are generally smaller Internet accessible suppliers that deal in a variety of electronic and computer components. These suppliers are only used when Tier 2 suppliers quote extended lead times or pricing not consistent with the current market on preferred products.

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

Our Reliance Upon Large Clients

For the years ended December 31, 2006, 2005 and 2004 no single client accounted for more than 10% of our consolidated revenue.

Intellectual Property and Other Property Rights

Our success and ability to compete are dependent to a significant degree on our intellectual property, which includes our trademarks, copyrights, proprietary technology, trade secrets and customer base. However, no one patent, trademark or other form of intellectual property is critical to our business.

The trademark NYFIX® is the primary trademark used to identify our goods and services. We are the registered exclusive owner of the trademark as well as additional product brand trademarks. Each of our significant trademarks is registered with the appropriate governmental authority in countries where we do business or is in the process of being registered. We are not aware of any third party infringements of any of our trademarks.

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

Backlog and Seasonality

We do not believe that sales backlog is a meaningful indication of our future revenue, as a substantial portion of our revenue is derived from contracts for which our equipment or software is already installed and we are currently recognizing revenue. In addition, our operations, to date, have not been significantly affected by seasonality.

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

Regulations and Regulatory Environment

Regulation in the United States

Participants in the U.S. securities industry are subject to extensive regulation under both federal and state laws. Examples of SEC regulations affecting the industry in which we compete include: Exchange Act Rule 15c3-3, which requires the protection of customer funds; Regulation SHO, which describes short sale handling; and Regulation NMS, which provides new order handling rules in addition to other securities market reform. In addition to the SEC, NYSE Regulation, Inc., NASD Regulation, Inc., other Self Regulatory Organizations (“SROs”), such as the various regional stock exchanges, and other regulatory agencies, such as the various state securities authorities, require strict compliance with their rules and regulations. We have subsidiaries that are registered with the SEC and various states as broker-dealers. Much of the regulation of broker-dealers has been delegated by the SEC to SROs, including the NASD, which has been designated by the SEC as our principal examining authority. The NASD adopts rules (subject to approval by the SEC) that regulate broker-dealers who are members of the NASD. These rules regulate the conduct of our U.S. broker-dealer subsidiaries. The NASD, through its regulatory subsidiary, NASD Regulation, Inc., also conducts periodic examinations of the operations of those subsidiaries. The NASD has recently merged regulatory functions with the NYSE. Our U.S. broker-dealers also are registered as broker-dealers in a number of states and are subject to regulation by state securities administrators in states in which they conduct business.

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

Regulation in the European Union

The European Union (“EU”) has adopted MiFID (Markets in Financial Instruments Directive), which is required to become national law in all EU countries by November 2007. MiFID is intended to create a unified European market, with common regulation regarding investments and trading in EU countries. MiFID is intended to enable much greater competition among exchanges, investment firms who internalize (“systematic internalizers”), and ATS/ECN like platforms (“Multi-Lateral Trading Facilities”). MiFID encourages competition for market data, trade execution, and trade reporting. MiFID also introduces a European-wide requirement for best execution, by requiring investment firms to establish and publish execution policies for all traded instruments.

Regulatory Environment and Other Recent Developments

As a matter of public policy, regulatory agencies in the U.S. and abroad are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Companies that operate in the securities industry are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention and the conduct of directors, officers and employees. As part of this regulation, we are subject to significant intervention by regulatory authorities, including extensive examination and surveillance activity. Starting in 1994, the SEC and the U.S. Department of Justice (“DOJ”) conducted anti-trust investigations of various NASD member firms relating to concerns of fraud, price fixing and collusion. In December 1997, 30 brokerage firms and the U.S. Department of Justice entered into a settlement of these anti-trust proceedings. In response to the findings of these investigations and consistent with the recommendations in the SEC Market 2000 Report issued in 1994, the SEC adopted new rules referred to as the Order Handling Rules. These rules cover how to display and execute a limit order.

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

We provide our clients with access to U.S. listed securities, through connectivity to exchanges, their specialists, ECNs, and ATSs. We execute trades in the NYFIX Millennium ATS involving both NYSE and Nasdaq listed stocks on behalf of all of our clients.

SEC Rules 605 and 606 (f/k/a Rules 11Ac1-5 and 11Ac1-6) require many market participants to make detailed public disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities. Market centers must disclose information, categorized by security, size and type of order, about the time frames in which orders are executed and on the prices offered by participants relative to each other and the marketplace. These rules also require securities brokers to provide detailed disclosure regarding their order routing practices. NYFIX Transaction Services, and NYFIX Millennium report their execution quality data to the SEC through Transaction Audit Group, an independent reporting entity.

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

Our website can be found at http://www.nyfix.com. Information contained on our website is not a part of this document. We make available free of charge, on or through the Investor Relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Upon request we also will provide you with a copy of these filings, including the exhibits to such filings, at no cost, when you contact us at: NYFIX, Inc., 100 Wall Street, New York, NY 10005, Attention: Chief Financial Officer. Our telephone number is 646-525-3000.

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

In addition, costs incurred for professional fees for outside accountants and lawyers to restate and re-audit financial results, to produce and analyze document requests and to address related litigation have been significant and are expected to be significant in 2007.

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

We constantly monitor system loads and performances and upgrade our systems to the extent we determine to be appropriate to handle estimated increases in power consumption. However, we may not be able to accurately predict future demand. To mitigate the impact of power failures, we maintain critical data center facilities at two separate locations in the Metro New York area. Although these data centers are located in the same geographical area, they are serviced via different power companies (i.e. ConEdison and Public Service Electric & Gas). In the event of a power outage at any of our data centers, we use uninterruptible power supplies (“UPS”) to provide limited battery backup for critical systems. We also use diesel-powered generators to backup the UPSs.

In the event of loss of power or telecommunications services at either of these locations, we believe there are sufficient backup facilities in place to give us reasonable time to access, or switch over to, our redundant data center. It is possible that multiple telecommunications vendors could be impacted so severely that the multi-vendor and multi-site strategy would not ensure communications services to our clients.

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

Any significant degradation or failure of one or more of our networks could cause our clients to suffer delays in transaction processing, which could damage our reputation, increase our service costs, result in error positions and settlement breaks (potentially causing losses) or cause us to lose clients and revenues.

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

We are subject to rapid changes in technology which could impact our profitability and our ability to compete effectively.

Due to the high demand for technology-based services in the securities industry, we are subject to rapid technological change and evolving industry standards. Also, customer demands become greater and more sophisticated as the dissemination of information to clients increases. If we are unable to anticipate and respond to the demand for new services, products and technologies in a timely and cost-effective manner and to adapt to the technological advancements and changing standards, we will be less able to compete effectively, which could have a material adverse effect on our business. Many of our competitors have significantly greater resources than we do to fund such technological advancements. Similarly, the development of technology-based services is a complex and time-consuming process which may not always yield marketable products and services. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could negatively impact our revenues.

Our clients may develop in-house networks or use network providers other than NYFIX and divert part or all of their data communications from our networks to their networks, which could have a material adverse effect on our business.

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

Subscription and maintenance revenue is our most significant source of revenue. Subscription and maintenance revenue rates are fixed based on a contractual period of time, typically one to three years, and is not affected by trading volumes. However, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services. Pricing pressures due to competition, failure to sign new agreements with clients because of reductions in their new technology spending, and observed consolidation in the financial sector could affect our revenues and profitability. Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would impact profitability.

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

•
Potential changes in the U.S. market structure, e.g., the NYSE could establish limits on electronic access or create its own electronic matching order engine; there could be a consolidation of broker-dealers or a decline in the number of hedge funds; and

•	Increased client demands for bandwidth and speed, requiring reinvestment in hardware and software.

We have no current plans to transition from the subscription and maintenance or transaction-based revenue model due to general acceptance of it in the marketplace and the current trend of recurring, predictable revenue recognition and cash flows.

We are exposed to clearance, settlement and credit risk that could materially adversely affect our business.

NYFIX Clearing may have to finance our clients’ unsettled positions and we could be held responsible for the defaults of our clients. Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect NYFIX.

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

We are exposed to credit risk from third parties that owe us money, securities, or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Volatile securities markets, credit markets and regulatory changes increase our exposure to credit risk, which could adversely affect our financial condition and operating results.

Our ability to maintain or expand our brokerage business could be adversely impacted if we do not continue to have third-party assistance to access exchanges and other important trading venues.

Our Transaction Services Division provides execution services with the assistance of third parties who provide us access to exchanges and other important trading venues in the execution business such as ECNs and ATSs. If such third parties, exchanges or regulators determine that our Transaction Services Division must discontinue such indirect access, this could have an adverse impact on our ability to maintain or expand this business.

Our clients may not approve our broker-dealer subsidiaries as counterparties if we are unable to maintain certain levels of capital, fail to file our periodic reports in a timely fashion, fail to obtain Nasdaq relisting, or are the subject of charges resulting from the SEC and DOJ investigations, and we may not be able to expand into other securities businesses without increased capital.

Certain clients have stringent counterparty credit requirements that we may not satisfy if our capital falls below certain levels. If we are unable to satisfy these requirements, the result may be that clients limit the amount of transactions they enter into with us, which in turn would reduce our revenues. In addition, our ability to expand our Transaction Services business into new products and services may be limited by the amount of capital we have on hand. Failure to become and remain current with our periodic filing requirements, as well as the continued delisting of our stock by Nasdaq, might deter clients of our Transaction Services Division from continuing to do business with us.

In addition, our clients may limit the amount of transactions they enter into with us if we are charged by the SEC and/or U.S. Attorney in the investigation into our historical stock option grants.

Our broker-dealer subsidiaries are at risk if their clients default on their trading obligations.

Under applicable regulatory requirements, our broker-dealers are required to cover for their clients if their clients default on their trading obligations by improperly failing to deliver cash or securities on the date when a trade settles. The broker-dealer can pursue its client for losses the broker-dealer sustains by delivering the required cash or securities. Our broker-dealers attempt to manage the risks associated with client trading defaults by conducting a number of background checks on their clients, including financial history, credit, regulatory and legal checks. The broker-dealer decides which background checks to undertake based on the relationship with the client and the nature and extent of the business that the client has with the broker-dealer. In addition, our broker-dealers monitor trades to check that counterparties know and confirm trades before settlement date to minimize market risk to which our broker-dealers can be exposed between trade date and settlement date. Our membership in the stock loan program of the OCC mitigates our risk with respect to our matched-book stock borrow/stock loan business. The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2006, approximately 44% of our stock borrow/stock loan transactions outstanding were processed through the OCC. Despite these measures to reduce the risk to our broker-dealers from trading defaults by their clients, there can be no assurance that our broker-dealers will avoid such risks entirely or that if losses do occur they will not have a material impact on the financial condition or reputation of the affected broker-dealer.

The cost structure of our OMS business could negatively impact our profitability if large clients discontinue using our services.

There is a significant cost associated with maintaining and enhancing our order management systems. If a significant share of these clients were to discontinue use of our systems, we will continue to incur the costs associated with supporting our remaining clients, having a negative impact on our profitability.

We might not be able to accommodate increased levels of trading activity and keep current with market data requirements.

There could be an increase in transaction levels driven by market volumes, regulatory changes and industry changes. This increase could jeopardize the ability of our hardware and software to accommodate the increase in the total number of trades, the number of items handled during a given period of time and latency, the time required to deal with a single order. The inability to accommodate these increased transaction levels could result in significant error positions and settlement breaks potentially causing losses.

Live market data is an integral part of certain product offerings of our Transaction Services Division and our OMS Division. The increase in market volumes could impact our ability to keep current with market data requirements which could, in-turn, impact the functionality of certain products causing us to lose clients and revenues.

Regulation NMS and MiFID could significantly alter the market structure and the volume of trading of equities in the U.S. and in the EU which would adversely affect us if we are unable to provide competitive performance, functionality, and capacity.

As a result of the implementation of Regulation NMS, the order flow of our Transaction Services Division might migrate to competitive trading platforms as traders seek to exploit changes in market microstructure with a resulting decline in revenue. Additionally, trading volumes and market data volumes might substantially increase at the NYSE and other markets and, unless our Transaction Services and OMS Divisions are able to implement sufficient systems upgrades and product enhancements, we might be unable to keep up with the increased market volumes and compliance obligations, in which case clients would trade elsewhere. In addition, unless our OMS Division is able to implement product enhancements to provide a Regulation NMS compliant solution to our clients, they may cancel subscriptions to our OMS products.

In the European Union, MiFID is required to become national law in all EU countries by November 2007. MiFID is intended to create a unified European market, with common regulation regarding investments and trading in EU countries. Although the impact of these regulations on NYFIX is uncertain, they could result in increased competition, increased administrative costs and exposure to enforcement actions.

Our business could be adversely affected by our inability to attract and retain talented employees, including senior management professionals and software developers.

Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we were unable to hire or retain the services of talented financial and software professionals, we would be at a competitive disadvantage.

If Warburg Pincus converts the Series B Preferred Stock and exercises the Warrant held by it, it could potentially acquire effective voting control of us. Its interests may or may not be aligned with those of our other stockholders.

If Warburg Pincus converts the Series B Preferred Stock and exercises the Warrant held by it, Warburg Pincus would own approximately 35% of our then outstanding common stock (which includes 1,207,400 shares of common stock, representing approximately 3.4% of the outstanding common stock, purchased by Warburg Pincus on May 9, 2007). Warburg Pincus is permitted under the Preferred Stock - Securities Purchase Agreement to acquire up to 40% of our outstanding common stock, on an as-if-converted basis through September 2011, after which it may acquire up to 45%. Such conversion and exercise in full may enable Warburg Pincus to effectively acquire the ability to elect all of our directors and determine the outcome of other matters submitted to a vote of stockholders. This ability may enable Warburg Pincus to influence management and may discourage a third party from making a significant equity investment in us or seeking to acquire us. Warburg Pincus’ interests may differ from those of our other stockholders in material respects. Additionally, Warburg Pincus may determine that the disposition of some or all of its interests in us would be beneficial to it at a time when such disposition could be detrimental to us or our other stockholders.

RISKS RELATING TO RESTATEMENTS AND RELATED PENDING LEGAL PROCEEDINGS

Our internal review of our historical financial statements, the restatement of our consolidated financial statements, investigations by the SEC and related events have had, and will continue to have, a material adverse effect on us.

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed us that it was conducting an informal investigation related to our stock options granted. On February 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We are cooperating with the SEC with respect to this matter. We believe we are substantially complete with regard to producing all documents responsive to document requests and subpoenas. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former independent registered public accounting firm.

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

The consolidated financial statements included in our annual report on Form 10-K for 2005 restated the results of operations for fiscal years 2004 and 2003 and, in Note 19 to that report, the results for interim periods in 2004 and the quarter ended March 31, 2005 to reflect changes in our accounting for stock options granted, acquisitions and investments, revenue recognition, income taxes and treasury stock issuances. Costs incurred for professional fees for outside accountants and lawyers to restate and re-audit our financial results and to produce and analyze document requests and to address related litigation have been significant and are expected to be significant into 2007.

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

In 2006 and 2007, we have had communications with the United States Internal Revenue Service and the United Kingdom HM Revenue & Customs relating to our potential liability for income and payroll tax withholdings on certain historical stock option grants and exercises.

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

Our senior management team and our Board of Directors have devoted a significant amount of time on matters relating to the continuing SEC investigation into our historical stock option grants, the 2005 Restatement, curing the delinquency related to our periodic reports, remedial efforts and related litigation. In addition, certain members of our Board of Directors and our General Counsel are named defendants in one or more legal proceedings asserting claims of federal securities law violations related to the SEC investigation into our historical stock option granting practices. Defending these actions will require significant time and attention from members of our current senior management team and our Board of Directors. If our senior management is unable to devote a significant amount of time in the future developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses including those that may exist or hereafter arise or be identified, which could adversely impact our ability to provide timely and accurate financial information. Additional work remains to be done to address the identified material weaknesses. We may be required to hire additional employees and consultants to address these weaknesses, and may experience higher than anticipated capital expenditures and operating expenses during the implementation of these changes and thereafter. If we are unable to address these weaknesses effectively, or if other material weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following our remediation plans, or fail to update our internal control as our business evolves or to integrate acquired businesses into an in-control environment, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation, events of default under our long-term debt agreements and the terms of our agreement with the holder of our preferred stock, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock. Such weaknesses may impact our ability to list on a national securities exchange, such as Nasdaq.

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

Our stock is currently delisted from the Nasdaq National Market quotation system and the public float and trading volume of our common stock is limited.

As a result of the delisting of our stock from Nasdaq on November 1, 2005, our common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market and the limited public float of our stock could result in increased volatility particularly if larger share trades are executed. In addition, if the market price of our common stock is less than $5.00 per share, our common stock could be considered a penny stock and become subject to the regulations applicable to penny stocks.

Our stock price may decline if current and former employees exercise outstanding options and sell the underlying shares in the market.

As described in more detail in Note 14 to the Consolidated Financial Statements, as of December 31, 2006, there are approximately 3.5 million exercisable options outstanding. As of June 30, 2007, included in the exercisable options outstanding are 1,030,150 shares, underlying options, for which we had been notified of intents to exercise that were not deemed probable of expiring before the Company could issue shares. We have generally been unable to honor Pending Exercises since the third quarter of 2005 as a result of not being current with our periodic filing requirements and therefore not having an effective S-8 registration statement for the underlying shares. We have extended the period these options can be exercised until such time that we are current with our periodic filing requirements and have an effective S-8 registration statement for the underlying shares. If a large number of the shares underlying these options were to be sold in the market, together with shares underlying options to existing employees, the price of our stock may decline.

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

If we are unable to defend against such claims, we may be subject to disciplinary or other action by regulatory organizations, including censure, fines, the issuance of cease-and-desist orders or the suspension, and/or disqualification of our officers, directors or employees. The fines, if material, could have an adverse effect on our earnings because it could greatly increase our capital requirements. If any of our employees were suspended or disqualified, we may be unable to meet the needs of our clients or to solicit new business. This could also have an adverse effect on our earnings. Furthermore, any such penalties could materially harm our reputation in the industry, which could have a long-term effect on our financial growth.

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

In addition, our standing with various bodies that regulate us may be impacted if we are charged by the SEC and/or U.S. Attorney in the investigation into our historical stock option grants.

Our failure to meet Net Capital Rule Requirements, or adverse changes in the Net Capital rules, could restrict our business operations.

The SEC, the FSA and the NASD, as well as other regulatory agencies and securities exchanges within and outside the U.S., have stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers. These rules include the SEC’s net capital rule (15c3-1), to which our U.S. broker-dealer subsidiaries are subject, and the financial resources requirements of the FSA to which our UK registrant is subject. The failure by one of these subsidiaries to maintain its required regulatory net capital or financial resources (collectively, “Net Capital”) may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by the NASD and other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, a change in the Net Capital rules, the imposition of new rules or any unusually large charge against the Net Capital of one of our regulated subsidiaries could limit its operations, particularly those that are capital intensive. A large charge to the Net Capital of one of these subsidiaries could result from an error or other operational failure or a failure of a client to complete one or more transactions, including as a result of that client’s insolvency or other credit difficulties, and we cannot assure you that we would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge. The Net Capital rules could also restrict our ability to withdraw capital from our regulated subsidiaries, which could limit our ability to pay cash dividends if we decided to pay dividends, repay debt or repurchase shares of our outstanding stock. A significant operating loss or any unusually large charge against the Net Capital of any of our regulated subsidiaries could adversely affect our financial position. In addition, as a member of DTCC, our NYFIX Clearing subsidiary is required to maintain excess Net Capital of $10 million. Our NYFIX Clearing subsidiary had excess Net Capital in excess of $25 million at May 31, 2007. At December 31, 2006, our regulated subsidiaries had aggregate Net Capital requirements (including the DTCC requirement for NYFIX Clearing) of $11.3 million. In 2006, we provided an aggregate additional capital of $12.5 million in the form of additional capital contributions to our broker-dealer subsidiaries. If our regulated subsidiaries fall below their minimum regulatory Net Capital and minimum excess regulatory Net Capital requirements, their operations would be restricted by their respective regulatory agencies.

Item 1B. Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters and principal office is on Wall Street in New York City. Our properties do not exclusively support the operations of any one segment but rather support the global operations of each of our three business segments. We have other offices in London’s Financial District, Hong Kong, Boston, MA, Stamford, CT and San Francisco, CA. We operate redundant data centers in the northeastern United States, as well as data center hubs in London, England and Amsterdam, Netherlands.

U.S. Operations

Our offices on Wall Street in New York City comprise approximately 47,400 square feet of office space on several floors, pursuant to coterminous leases expiring in 2014. This includes 11,600 square feet of office space leased in 2006 concurrent with the closing of our former headquarters office in Stamford. We have sublet another former office on Wall Street, which comprised 23,800 square feet of space, to two third parties, pursuant to a lease (and sub-leases) expiring in 2010.

The office in Stamford, which consisted of 26,500 square feet of leased space, was sublet in its entirety during the second half of 2006, pursuant to a lease (and sub-lease) expiring in 2015.

We also occupy approximately 3,200 square feet of other space in the same Stamford office location, primarily supporting our sales and technical support services teams, pursuant to a lease expiring in 2008.

We opened our office in Boston during 2007, where we occupy approximately 2,800 square feet pursuant to a lease expiring in 2012.

We also maintain a sales office in San Francisco consisting of approximately 1,400 square feet pursuant to a lease expiring in 2008.

We maintain redundant data center facilities in the New York Metropolitan area, consisting of 2,750 square feet (in New York City) expiring in 2011 and 850 square feet (in New Jersey) expiring in 2009.

We also maintain a research, development, and technical support services facility in Lyndhurst, New Jersey, where we occupy approximately 2,150 square feet pursuant to a lease expiring in 2009.

International Operations

We have offices in London, England where we occupy approximately 3,000 square feet pursuant to a lease expiring in 2008. These sales and technical support services offices support our global operations and the operations of NYFIX International and NYFIX Global Services.

We have an office in Hong Kong, where we occupy leased space in support of our global operations and the operations of NYFIX Asia Pacific.

We are currently in the process of consolidating our international data center hub facilities into our two existing locations in London, England and Amsterdam, Netherlands. These data center hub facilities are located within the facilities of third-party operations. The data center facilities leases in Hong Kong and Tokyo were not renewed in 2007 as part of our operational consolidation.

Item 3.	Legal Proceedings

Litigation

On or about June 1, 2006, we were served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al. in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, our former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, we were named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al. in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, our current General Counsel and former Secretary and our former Executive Vice President and President of NYFIX Millennium, one of our subsidiaries. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.

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

On December 5, 2006, the U.S District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; for an accounting of all stock options granted to the defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the filing of the Federal Court Consolidated Complaint. In June 2007, plaintiffs filed a corrected amended consolidated complaint (the “Federal Court Amended Consolidated Complaint”). The Federal Court Amended Consolidated Complaint drops eight individual defendants (two current directors, two former directors, a former Chief Executive Officer and director, a former Chief Financial Officer, our former Chief Information Officer and a former Executive Vice President of the Company and President of NYFIX Millennium), two counts for rescission and breach of contract and the count for violation of Section 14(a) of the Exchange Act and adds a count under Section 20 of the Exchange Act. The ten counts of the Federal Court Amended Consolidated Complaint are based on claimed backdating of stock option grants and an allegedly false and misleading Form 10-K filed in June 2005.

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

We intend to vigorously defend these actions.

Other

During the normal course of business, we become involved in various routine legal proceedings. We believe that we are not presently a party to any other material litigation, the outcome of which could reasonably be expected to have a material adverse effect on our consolidated financial statements.

SEC Matters

In connection with the restatement of our 1999 through 2002 consolidated financial statements relating to our accounting for the losses incurred by NYFIX Millennium, filed in May 2004, the Division of Enforcement of the SEC informed us by letter dated July 14, 2004, that it was conducting an informal inquiry. On January 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former independent registered public accounting firm. In March 2006, we announced that the SEC Enforcement Staff had advised that it is recommending that the SEC close its inquiry into this matter without any action being taken against us or any individual. As a result of the Staff’s recommendation, which is subject to a formal approval process within the SEC, we have not been required to produce any more documents or provide additional witnesses for testimony in connection with this inquiry.

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed us that it was conducting an informal investigation, related to our stock options granted. On February 25, 2005, we filed a current report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We are cooperating with the SEC with respect to this matter. We believe that we are substantially complete with regard to producing all documents responsive to document requests and a subpoena. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including our former independent registered public accounting firm, in this investigation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

In January 2007, the Board of Directors approved a resolution to amend the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 60,000,000 to 100,000,000. As of December 31, 2006, there were 35,521,208 shares of the Company’s common stock outstanding, leaving 23,345,014 shares of common stock authorized but unissued and 1,133,778 shares of common stock held in treasury. However, as of December 31, 2006, the Company had obligations to issue approximately 22.5 million shares of common stock consisting of (i) stock options to purchase approximately 3.7 million shares of its common stock, (ii) 1,324,706 shares of common stock issuable at a conversion rate of approximately $5.66 upon conversion of the Company’s $7,500,000 Convertible Note, (iii) 2,250,000 shares of common stock issuable upon exercise of the Warrant issued in connection with the sale of 1,500,000 shares of Series B Preferred Stock, to Warburg Pincus, (iv) 15,000,000 shares of common stock issuable upon conversion of the shares of Series B Preferred Stock, and (v) 227,500 shares of common stock due to the Warburg Pincus in connection with a semi-annual dividend on the Series B Preferred Stock.

The proposal to amend the Restated Certificate of Incorporation to increase the number of authorized shares of Company common stock required approval by a majority of the aggregate voting power represented by the outstanding shares of common stock and Series B Preferred Stock, voting as a single class, and by a majority of the outstanding shares of common stock, voting as a separate class.

At a special meeting of stockholders held on February 27, 2007, the proposal was so approved by the stockholders as follows:

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Between March 2000 and October 2005, our common stock generally traded on Nasdaq under the symbol NYFX. From April 7, 2005 through July 11, 2005, and from August 16, 2005 through October 31, 2005, our common stock traded on Nasdaq under the symbol NYFXE. The addition of the “E” to our trading symbol indicated that we had not timely filed certain periodic reports with the SEC and Nasdaq. On November 1, 2005, our stock was delisted from trading on Nasdaq.

As described in Note 10, Stockholders’ Equity, of the Notes to the Consolidated Financial Statements, on October 31, 2005, we announced that our common stock was delisted from Nasdaq for noncompliance with Nasdaq listing requirements. Specifically, we were unable to comply with Marketplace Rule 4310(c)(14) because of the inability to file our quarterly report on Form 10-Q for the three months ended June 30, 2005 within the extended deadline previously granted by the Nasdaq Listing Qualifications Panel. This delay was primarily due to the impact of, and uncertainties related to, the ongoing SEC and internal investigation into our accounting for stock option grants.

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

Our common stock had the following high and low intra-day sale prices for the periods indicated.

PRICES OF COMMON STOCK		High	Low
2007	First Quarter	$6.95	$5.75
	Second Quarter	$7.40	$5.70
2006	First Quarter	$7.20	$4.31
	Second Quarter	$7.51	$4.20
	Third Quarter	$6.03	$4.13
	Fourth Quarter	$6.45	$5.25
2005	First Quarter	$6.27	$4.01
	Second Quarter	$6.32	$3.64
	Third Quarter	$8.05	$5.06
	Fourth Quarter	$5.95	$2.07

The prices set forth in the table above are as reported by the Nasdaq through October 31, 2005, and as quoted in the Pink Sheets for the subsequent period. OTC market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

The closing price of our common stock, as quoted in the Pink Sheets, was $6.30 and $7.40 per share on December 29, 2006, and June 30, 2007, respectively.

Holders

At June 30, 2007 the records of our transfer agent indicated that there were 297 holders of record of our common stock.

Dividend Policies and Restrictions

Holders of our common stock are entitled to dividends if and when declared by the Board of Directors out of funds legally available. We have not paid or declared any cash dividends on any class of our common stock since our incorporation and have no present intention of paying cash dividends on our common stock. We intend to utilize any income we may achieve for the development of our business and for working capital purposes.

As further described in Note 10 of the Notes to the Consolidated Financial Statements, on October 12, 2006, we issued shares of Series B Preferred Stock to Warburg Pincus. Holders of outstanding shares of Series B Preferred Stock have the right to receive semi-annual dividends at 7.0% per annum payable in shares of common stock using the conversion price of the Series B Preferred Stock then in effect (currently $5.00) to determine the number of common shares to be paid. Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of our common stock.

The terms of the Series B Preferred Stock include a restriction on the payment of dividends to holders of common stock unless certain financial conditions are met. In addition, we shall not declare or pay any dividends on shares of our common stock unless the holders of the Series B Preferred Stock shall simultaneously receive a dividend on a pro rata basis as if the Series B Preferred Stock had been converted into shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans at December 31, 2006:

Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan category:
Equity compensation
plans approved by
security holders (1),(2)	3,347,916	$9.43	1,237,538
Equity compensation
plans not approved by
security holders (3)	322,864	$10.67	150,045
Total	3,670,780	$9.56	1,387,583

(1)	Consists of stock options outstanding to purchase 2,076,969 shares and 1,270,947 shares of our common stock under the NYFIX 2001 Stock Option Plan and NYFIX 1991 Stock Option Plan, respectively.

(2)
Based on the findings of our internal review of stock option grant practices, certain stock option grants, as described further in Notes 9 and 14 to the Consolidated Financial Statements, may be considered outside certain plans approved by security holders. At this time, such determinations have not been made.

(3)
Consists of (i) stock options outstanding to purchase 253,364 shares of our common stock under the Javelin 1999 Stock Option Plan, which was assumed as part of the acquisition of Javelin on March 31, 2002, and (ii) stock options outstanding to purchase 69,500 shares of our common stock that were issued out of the 1991 Stock Option Plan after its expiration. See Note 14 to the Consolidated Financial Statements

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

For a description of sales of unregistered securities during 2006, refer to Part II Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds in our quarterly reports on Form 10-Q for the quarters ended March 31, June 30, and September 30, 2006.

Subsequent Stock Issuances

On January 25, 2007 and June 19, 2007, the Board of Directors declared dividends payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006 and June 30, 2007, respectively. As a result, we issued 227,500 and 526,327 restricted shares of common stock, with a fair value of approximately $1,354,000 and $3,426,000, respectively, based on the market price of our common stock on the respective declaration date.  The issuances of the shares were affected in reliance on the exemption set forth in Section 4(2) of the Securities Act. (See the discussion above for additional information regarding the Preferred Stock SPA.)

During the first quarter of 2007, certain stock options aggregating 225,000 shares, held by an accredited investor (and former executive officer), were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on the same day, with a fair market value of $6.15 per share on the exercise date. The issuance of the shares was affected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Also during March 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of a provision in his employment agreement requiring the issuance of shares worth $300,000. The issuance of the shares was affected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Stock Performance Graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2001 (and the reinvestment of dividends thereafter) in each of NYFIX common stock, the S&P 500 Index, and the Nasdaq Computer Index.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K. The information presented in the following tables has been restated to reflect the 2006 disposition of NYFIX Overseas which previously comprised our OBMS Division, as a discontinued operation.

Year Ended December 31,	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Consolidated statement of operations data:	(1)	(1)	(1)	(1) (2)	(1) (3)
Revenue:
Subscription and maintenance	$65,801	$59,720	$48,802	$42,872	$37,932
Product sales and services	2,943	3,157	2,001	3,300	2,996
Transaction	29,609	26,222	14,827	12,877	7,147
Total revenue	98,353	89,099	65,630	59,049	48,075
Cost of revenue:
Subscription and maintenance	32,638	30,388	25,976	22,413	17,241
Product sales and services	1,824	2,202	1,901	1,861	2,178
Transaction	15,901	15,949	10,161	8,333	7,089
Total cost of revenue	50,363	48,539	38,038	32,607	26,508
Gross profit	47,990	40,560	27,592	26,442	21,567
Operating expense:
Selling, general and administrative	49,237	40,979	36,086	37,615	28,221
Restatement, SEC investigation and related expenses	12,758	3,069	1,260	145	-
Depreciation and amortization	1,185	1,914	2,201	2,594	3,219
Restructuring charge	2,056	-	2,527	-	-
Loss from equity affiliate	-	-	-	2,153	2,704
Loss from operations	(17,246)	(5,402)	(14,482)	(16,065)	(12,577)
Interest expense	(1,029)	(728)	(773)	(187)	(321)
Investment income	1,894	263	137	605	616
Other income (expense), net	20	(187)	(93)	75	(789)
Loss from continuing operations before income tax provision	(16,361)	(6,054)	(15,211)	(15,572)	(13,071)
Income tax provision	189	189	189	47	65
Loss from continuing operations	(16,550)	(6,243)	(15,400)	(15,619)	(13,136)
Income (loss) from discontinued operations, including gain on disposal of $4,035 in 2006	3,646	(174)	1,041	248	2,855
Net loss	(12,904)	(6,417)	(14,359)	(15,371)	(10,281)
Accumulated preferred dividends	(1,354)	-	-	-	-
Beneficial conversion feature on preferred stock	(18,139)	-	-	-	-
Loss applicable to common stockholders	$(32,397)	$(6,417)	$(14,359)	$(15,371)	$(10,281)
Basic and diluted loss from continuing operations per common share	$(1.06)	$(0.19)	$(0.48)	$(0.50)	$(0.44)
Basic and diluted income (loss) from discontinued operations per common share	0.11	(0.01)	0.03	(0.00)	0.09
Basic and diluted loss per common share	$(0.95)	$(0.20)	$(0.45)	$(0.50)	$(0.35)
Basic and diluted weighted average common shares outstanding	34,035	32,509	32,201	31,022	29,670

At December 31,	2006	2005	2004	2003	2002
	(in thousands)
Consolidated balance sheet data:		(4)	(4)	(4)	(4)
Cash and cash equivalents	$105,888	$20,572	$23,934	$19,011	$9,715
Short-term investments	-	500	1,175	2,450	10,727
Accounts receivable, net	13,744	12,564	9,797	7,017	11,219
Clearing broker assets	422,880	456,575	138,906	2,300	-
Working capital	92,527	18,143	15,938	15,034	26,250
Property and equipment, net	14,808	13,721	16,351	16,412	18,013
Goodwill	58,193	58,234	58,275	59,451	53,587
Total assets	629,328	585,783	274,963	134,011	135,456
Clearing broker liabilities	422,429	456,825	138,436	1,700	-
Long-term debt and capital lease obligations, including current portion	9,284	9,578	10,056	3,409	1,753
Stockholders’ equity	163,373	94,948	100,772	111,935	119,669

(1)	Includes $1.3 million, $0.2 million, $0.6 million, $3.7 million, and $(2.0) million of stock-based compensation expense for the years ended 2006, 2005, 2004, 2003 and 2002, respectively.

(2)
2003 reflects the full consolidation of Renaissance beginning in July 2003. Prior to that date, 100% of the operating results of Renaissance were recognized under the equity method from the date of initial investment.

(3)
2002 reflects the full consolidation of EuroLink and Javelin Technologies, Inc. beginning in March 2002 upon initial acquisition, 100% of the operating results of Renaissance under the equity method beginning in October 2002 upon initial investment and the full consolidation of NYFIX Millennium beginning in February 2002. Prior to that date, 100% of the operating results of NYFIX Millennium were recognized under the equity method from the date of initial investment.

(4)	Excludes amounts attributable to discontinued operations with the exception of total assets and stockholders’ equity.

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

Overview

We are a pioneer in electronic trading solutions and we continue to transform trading through innovation.  The NYFIX MarketplaceTM is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium provides the NYFIX MarketplaceTM with enhanced methods of accessing liquidity.  We also provide value-added informational and analytic services and powerful tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the Buy-Side) and brokerage firms and banks (the Sell-Side), NYFIX enables ultra-low touch, low impact market access and end-to-end transaction processing.

We operate businesses that design, produce and sell technology-based products and services to professional financial services organizations that are engaged in trading activities including traditional asset management (including the trading of those assets), proprietary trading, and/or the handling of client orders in the U.S. and international securities markets.

Many of our products and services utilize the FIX Protocol which is a messaging standard developed specifically for real-time electronic exchange of securities trading information.

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors (e.g., hedge funds, investment advisers, mutual funds and pension funds) and the Sell-Side broker-dealers, and through exchanges (e.g., NYSE, AMEX, Nasdaq and other exchanges), the OTC market, ATSs and ECNs.

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

Product sales and services are primarily comprised of FIX software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the client and when other contractual obligations, including installation, if applicable, have been satisfied and collection of the resulting receivable is reasonably assured.

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

•
Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients, and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are recognized as either a cost of subscription and maintenance or cost of transaction revenue, as appropriate;

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

Transitional Costs

Following the $75.0 million investment by Warburg Pincus in October 2006, we began to incur significant transitional rebuilding and remediation expenses, primarily for consultants. As described below, certain of these costs were incurred during the fourth quarter of 2006 and we expect additional amounts in 2007. In addition, as described below, we incurred significant transitional employment costs during 2006 and expect further amounts in 2007.

Adoption of SFAS 123(R) in 2006

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”).

Sale of NYFIX Overseas

During the third quarter of 2006, we disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised our OBMS Division. The transaction closed on August 25, 2006. The initial amount paid by to GL for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing.

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

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney, we are responding to the subpoena by producing the documents we produce to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one of our current employees and two of our former employees (one of which is a former officer) and with at least one employee of our former independent registered public accounting firm.

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

As discussed in more detail in Note 14 to the Consolidated Financial Statements, under SFAS 123(R), this exposure has resulted in liability classification for these modified awards and a net charge recorded through compensation expense for amounts by which the current fair values for these modified awards exceed their related original grant date fair values.

As of December 31, 2006, we had outstanding options covering 1,089,906 shares for which we had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for our common stock on the dates of these notifications was from $2.90 to $7.35, with a weighted average fair market value for such shares underlying options on the notification dates of $5.99. As discussed in Notes 9 and 10 to the Consolidated Financial Statements, during the first six months of 2007, we were notified of additional intents to exercise and certain pending options expired or were resolved through exercise. Our potential cash exposure as of December 31, 2006 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the fair market value of $6.30 at December 31, 2006.

As of June 30, 2007, the remaining Pending Exercises, total 1,030,150 shares. The range of fair market values for our common stock on the dates of the corresponding notifications through June 30, 2007 was from $2.90 to $ 7.47, with a weighted average fair market value for such shares on the notification dates of $5.97. Our potential cash exposure as of June 30, 2007 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of our stock declines once option holders are able to exercise and sell the underlying shares.

At December 31, 2006, there were 130,000 shares underlying awards to six optionees, which had either expired or were considered probable of expiring with an aggregate fair value of $0.5 million. During the six months ended June 30, 2007, we paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled, related to expired options covering 21,375 shares, aggregated $0.1 million. We have additional cash exposure if we cannot settle Pending Exercises with stock prior to their expiration going forward.

During the years ended December 31, 2006, 2005 and 2004, we incurred costs totaling $12.8 million, $3.1 million and $1.3 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys, forensic accountants, and other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. Amounts incurred during 2006 included penalties of $0.6 million due to the delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.4 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. We will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

Please see Item 3. Legal Proceedings and Note 9 to the Consolidated Financial Statements for a more detailed description of these matters.

Results of Operations for 2006, 2005 and 2004

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Year Ended December 31,
		% of		% of		% of
(in thousands, except percentages)	2006	revenue	2005	revenue	2004	revenue
Revenue:
Subscription and maintenance	$65,801	67%	$59,720	67%	$48,802	74%
Product sales and services	2,943	3%	3,157	4%	2,001	3%
Transaction	29,609	30%	26,222	29%	14,827	22%
Total revenue	98,353	100%	89,099	100%	65,630	100%
Cost of revenue:
Subscription and maintenance (1)	32,638	33%	30,388	34%	25,976	40%
Product sales and services (1)	1,824	2%	2,202	2%	1,901	3%
Transaction (1)	15,901	16%	15,949	18%	10,161	15%
Total cost of revenue	50,363	51%	48,539	54%	38,038	58%
Gross profit	47,990	49%	40,560	46%	27,592	42%
Operating expense:
Selling, general and administrative (1)	49,237	50%	40,979	46%	36,086	55%
Restatement, SEC investigation and related expenses (1)	12,758	13%	3,069	3%	1,260	2%
Depreciation and amortization	1,185	1%	1,914	2%	2,201	3%
Restructuring charge	2,056	2%	-	0%	2,527	4%
Loss from operations	(17,246)	-18%	(5,402)	-6%	(14,482)	-22%
Interest expense	(1,029)	-1%	(728)	-1%	(773)	-1%
Investment income	1,894	2%	263	0%	137	0%
Other income (expense), net	20	0%	(187)	0%	(93)	0%
Loss from continuing operations before income tax provision	(16,361)	-17%	(6,054)	-7%	(15,211)	-23%
Income tax provision	189	0%	189	0%	189	0%
Loss from continuing operations	(16,550)	-17%	(6,243)	-7%	(15,400)	-23%
Income (loss) from discontinued operations, including gain of $4,035 in 2006 (1)	3,646	NM	(174)	NM	1,041	NM
Net loss	(12,904)	NM	(6,417)	NM	(14,359)	NM
Accumulated preferred dividends	(1,354)	NM	-		-
Beneficial conversion feature on preferred stock	(18,139)	NM	-		-
Loss applicable to common stockholders	$(32,397)	NM	$(6,417)	NM	$(14,359)	NM

NM - not meaningful
Percentage sub-totals may not add due to rounding
(1) Stock-based compensation included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$81	$48	$46
Product sales and services	4	2	2
Transaction	9	5	10
Selling, general and administrative	747	159	507
Restatement, SEC investigation and related expenses (a)	396	-	-
Income (loss) from discontinued operations	18	(9)	24
	$1,255	$205	$589

(a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents the components of revenue for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase
	2006	2005	$	%	2005	2004	$	%
Subscription and maintenance	$65,801	$59,720	$6,081	10%	$59,720	$48,802	$10,918	22%
Product sales and services	2,943	3,157	(214)	-7%	3,157	2,001	1,156	58%
Transaction	29,609	26,222	3,387	13%	26,222	14,827	11,395	77%
Total revenue	$98,353	$89,099	$9,254	10%	$89,099	$65,630	$23,469	36%

Subscription and Maintenance

The increase in subscription and maintenance revenue during 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $4.1 million to $18.9 million in 2006 compared to $23.0 million in 2005, due primarily to the declining presence of floor traders using our products. Recurring maintenance related to prior software sales was comparable between 2006 and 2005 at $4.1 and $4.2 million, respectively.

During 2007, we expect our OMS Division revenues to decline by approximately 40% due primarily to the discontinuation of certain floor application product offerings as well as cancellations by certain desktop clients.

The increase in subscription and maintenance revenue during 2005 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products were comparable between 2005 and 2004. Recurring maintenance related to prior software sales was comparable between 2005 and 2004 at $4.2 million and $4.0 million, respectively.

Product Sales and Services

The decrease in product sales and services during 2006 was related to a decrease in sales of software licenses and related services by our FIX Division.

The increase in product sales and services during 2005 was primarily due to a one-time sale of hand-held floor application equipment of $0.3 million and an increase in sales of software licenses and related services by our FIX Division.

Transaction

The increase in transaction revenue during 2006 was attributable to an increase in commissions on trade executions and the ramp up of our securities lending business by our Transaction Services Division. Commissions increased $2.9 million to $28.2 million during 2006, compared to $25.3 million during 2005 due primarily to an $8.1 million increase in commissions from Sell-Side clients offset in part by a $5.8 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, and the increased use of the NYFIX NEXASTM algorithmic trading products. These increased Sell-Side revenues were offset in part by a decline in commissions for direct market access services due to continued price compression and a decline in billed specialist fees. The average daily matched volume in NYFIX Millennium during 2006 was 24.5 million shares, a 111% increase over the average of 11.6 million shares during 2005. This increase reflects the increased popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $1.4 million during 2006 compared to $0.9 million during 2005. This increase was due to the hiring of a new sales team in mid-2005.

The increase in transaction revenue during 2005 was attributable to an increase in commissions on trade executions and the ramp up of our securities lending business by our Transaction Services Division. Commissions increased $10.6 million to $25.3 million during 2005, compared to $14.7 million during 2004 due primarily to a $6.7 million increase in commissions from Buy-Side clients and a $3.9 million increase in commissions from Sell-Side clients. The increase in commissions from Buy-Side clients resulted from our efforts in 2005 to increase the level of business with these institutions. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, a full year’s activity from the NYFIX NEXASTM algorithmic trading products, which were rolled out in the fourth quarter of 2004, and an increase in billed specialist fees. These increased Sell-Side revenues were offset in part by a decline in commissions for DMA services due to continued price compression. The average daily matched volume in NYFIX Millennium during 2005 was 11.6 million shares, a 68% increase over the average of 6.9 million shares during 2004. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.9 million during 2005 compared to $0.1 million during 2004. This increase was due to the hiring of a new sales team in mid-2005.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase
	2006	2005	$	%	2005	2004	$	%
Subscription and maintenance	$32,638	$30,388	$2,250	7%	$30,388	$25,976	$4,412	17%
Product sales and services	1,824	2,202	(378)	-17%	$2,202	1,901	301	16%
Transaction	15,901	15,949	(48)	0%	$15,949	10,161	5,788	57%
Total cost of revenue	$50,363	$48,539	$1,824	4%	$48,539	$38,038	$10,501	28%
Percent of total revenue	51.2%	54.5%			54.5%	58.0%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue during 2006 was primarily attributable to investments in our subscription-based products, including higher personnel costs of $2.3 million, increased fees of $0.7 million paid to third-party order management system providers to establish messaging channels with their clients, and higher amortization of capitalized enhancements of $0.5 million, offset in part by a decrease in depreciation and amortization of $0.9 million, primarily as a result of subscribed OMS equipment becoming fully depreciated, and decreases in various other costs. As a percentage of subscription and maintenance revenue, these costs declined to 50% in 2006, compared to 51% in 2005.

The increase in subscription and maintenance cost of revenue during 2005 was primarily attributable to investments in our subscription-based products, including higher personnel costs of $1.8 million, increased telecommunication costs of $1.3 million, an increase in fees paid of $1.1 million to third-party order management system providers to establish messaging channels with their clients, and higher amortization of capitalized enhancements of $0.3 million, slightly offset by decreases in various other costs. As a percentage of subscription and maintenance revenue, these costs declined to 51% in 2005, compared to 53% in 2004.

Product Sales and Services

The decrease in product sales and services cost of revenue during 2006 was primarily attributable to lower amortization of capitalized enhancement costs of $0.1 million and lower personnel costs of $0.2 million, offset in part by increases in various other costs. These costs were also higher in 2005 by $0.2 million related to the cost of equipment inventory sold as described above. As a percentage of related revenue, these costs decreased to 62% in 2006 compared to 70% for 2005.

The increase in product sales and services cost of revenue during 2005 was primarily attributable to investments in our licensed products and services offered, including higher amortization of capitalized enhancement costs of $0.3 million, offset in part by decreases in various other costs. These costs were also higher in 2005 by $0.2 million related to the cost of equipment inventory sold as described above. As a percentage of related revenue, these costs decreased to 70% in 2005 compared to 95% for 2004.

Transaction

The decrease in transaction cost of revenue during 2006 primarily related to decreases in losses incurred on trades executed in error of $0.6 million, allocated data center charges of $0.6 million, and depreciation and amortization expenses of $0.3 million, offset in part by higher execution and clearing fees of $1.4 million associated with the growth in transaction volumes. As a percentage of related revenue, these costs decreased to 54% for 2006 compared to 61% for 2005.

The increase in transaction cost of revenue during 2005 primarily related to increased execution and clearing fees of $3.1 million associated with the growth in transaction volumes. These costs also increased in 2005 from higher fees of $0.7 million associated with the growth of commission sharing arrangements, losses incurred on trades executed in error of $0.6 million (including a single occurrence of $0.5 million in April 2005) and various other costs. As a percentage of transaction revenue, transaction cost of revenue declined to 61% for 2005, compared to 69% for 2004.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated (in thousands, except percentages):

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
	2006	2005	$	%	2005	2004	$	%
Compensation and related	$28,009	$23,555	$4,454	19%	$23,555	$19,768	$3,787	19%
Occupancy and related	2,632	2,765	(133)	-5%	2,765	3,361	(596)	-18%
Marketing, travel and
entertainment	2,693	2,718	(25)	-1%	2,718	2,675	43	2%
Professional fees (including
consulting)	7,940	6,108	1,832	30%	6,108	4,293	1,815	42%
Stock-based compensation	747	159	588	370%	159	507	(348)	-69%
General and other	7,216	5,674	1,542	27%	5,674	5,482	192	4%
Total SG&A	$49,237	$40,979	$8,258	20%	$40,979	$36,086	$4,893	14%
Percent of total revenue	50.1%	46.0%			46.0%	55.0%

Compensation and Related

The increase in the portion of compensation and related costs included in SG&A during 2006 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels, increased costs for employee benefits and $1.9 million of transitional severance costs incurred during 2006. As our transitional efforts continue throughout 2007, we expect to incur additional transitional related compensation costs in 2007 in excess of $3.0 million.

The increase in the portion of compensation and related costs included in SG&A during 2005 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels, increased costs for employee benefits and $0.6 million of severance costs incurred during 2005.

Occupancy and Related

The decrease in occupancy and related costs during 2006 was primarily attributable to the impact of closing an office in Stamford, CT in September 2006 and the consolidation of those operations into our 100 Wall Street location. See Restructuring Charge below for a discussion of the restructuring charge recorded during 2006 regarding this office closing.

The decrease in occupancy and related costs during 2005 was primarily attributable to the impact of closing an office in lower Manhattan during 2004 and the consolidation of those operations into our 100 Wall Street location. See Restructuring Charge below for a discussion of the restructuring charge recorded during 2004 regarding this office closing.

Marketing, Travel and Entertainment

Marketing, travel and entertainment expenses during 2006, 2005 and 2004 were comparable reflecting our continued efforts to market and sell our products, including our initiative to increase the level of business we do with Buy-Side institutions and our efforts to expand globally.

Professional Fees

The increase in professional fees incurred during 2006 was primarily due to the use of consultants to address administrative and operational weaknesses and deficiencies and to recast historical results by division in the manner currently used by management. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

During the fourth quarter of 2006, we incurred $0.8 million of transitional rebuilding and remediation expenses, primarily for consulting, and we expect to incur in excess of $6.0 million of such costs during 2007.

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

Stock-based Compensation

The increase in non-cash stock-based compensation for 2006 was primarily attributable to the change in accounting from the intrinsic value based methodology prescribed under APB 25 compared to the fair value method as prescribed by SFAS 123(R).

The decrease in non-cash stock-based compensation for 2005 was primarily attributable to the impact of awards with initial measurement date intrinsic values becoming fully vested in earlier years.

General and Other

The increase in general and other expenses during 2006 and 2005 primarily reflected increased costs for temporary administrative help, higher corporate insurance costs and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated (in thousands):

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2006	2005		$2005	2004	$
Restatement, SEC investigation and
related expenses	$12,758	$3,069	$9,689	$3,069	$1,260	$1,809
Depreciation and amortization	1,185	1,914	(729)	1,914	2,201	(287)
Restructuring charge	2,056	-	2,056	-	2,527	(2,527)

Restatement, SEC Investigation and Related Expenses

During 2006, 2005 and 2004, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

The increases during 2006 and 2005 were the result of significant costs incurred in connection with the SEC investigation into prior stock option grants and related restatements, including the 2004 restatement of our consolidated financial statements (the “2004 Restatement”) and the 2005 Restatement. Amounts incurred during 2006 included penalties of $0.6 million due to the delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.4 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period.

Depreciation and Amortization

The declines in the portions of depreciation and amortization included in SG&A during 2006 and 2005 were the result of an increase in the amount of general overhead assets that have become fully depreciated.

Restructuring Charge

The restructuring charge in 2006 was the result of relocating our corporate headquarters from Stamford, Connecticut to 100 Wall Street, New York City. This charge reflected the fair value of the remaining rent payments for the closed office, net of sublease income, plus real estate commissions, leasehold improvements for the subtenant, employment costs, moving costs and write-offs of property and equipment.

The restructuring charge in 2004 was the result of closing an office in lower Manhattan and the consolidation of those operations into expanded space at our 100 Wall Street location. This charge reflected the fair value of the remaining rent payments for the closed office, net of sublease income, plus severance costs and write-offs of property and equipment.

We believe these consolidations of our office space will provide for substantial operational efficiencies as we better centralize our administrative and management functions across our entire organization.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated (in thousands):

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
	2006	2005		$2005	2004	$
Interest expense	$(1,029)	$(728)	$301	$(728)	$(773)	$(45)
Investment income	1,894	263	1,631	263	137	126
Other income (expense), net	20	(187)	207	(187)	(93)	(94)

Interest Expense

The increase in interest expense in 2006 was primarily attributable to additional interest incurred of $0.5 million as a result of our failure to register the shares underlying the $7.5 million convertible note issued on December 30, 2004, offset in part by decreases in interest expense on sales tax obligations and on reduced acquisition related notes outstanding.

The decrease in interest expense in 2005 was primarily attributable to decreases in interest expense on sales tax obligations and on reduced acquisition related notes outstanding, which also incurred accelerated interest in 2004 as a result of defaults relating to SEC reporting obligations. These decreases were partially offset by an increase in 2005 of $0.4 million associated with the $7.5 million convertible note issued on December 30, 2004.

Investment Income

The increase in 2006 and 2005 reflected higher average cash balances invested during the year.

Other Income (Expense), Net

The change in the net expense in 2006 and 2005 was primarily due to the write-off of deferred financing costs of $0.2 million associated with the deemed debt extinguishment of the $7.5 million convertible note from the conversion price reduction in June 2005.

Income Tax Provision

The income tax provisions for 2006, 2005 and 2004 were solely attributable to the impact of deducting goodwill with the Renaissance acquisition in our tax filings. All other tax effects during 2006, 2005 and 2004 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Income (Loss) from Discontinued Operations

As a result of the sale of NYFIX Overseas, the operating results and gain on sale of our OBMS Division have been reclassified and presented as discontinued operations. Fiscal year 2006 includes these results through the August 25, 2006 closing date.

Liquidity and Capital Resources

	As of December 31,
(in thousands)	2006	2005	2004
Cash and cash equivalents	$105,888	$20,572	$23,934
Short-term investments	-	500	1,175
Total cash, cash equivalents and short-term investments	$105,888	$21,072	$25,109

	Year Ended December 31,
	2006	2005	2004
Net cash provided by continuing operating activities	$3,288	$4,244	$3,037
Net cash (used in) provided by continuing investing activities	717	(6,180)	(9,094)
Net cash (used in) provided by continuing financing activities	80,458	(297)	7,439
Discontinued operations	193	(1,027)	2,362
Effect of exchange rate changes on cash	166	(438)	(384)
Net increase (decrease) in cash and cash equivalents	$84,822	$(3,698)	$3,360

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, from long-term borrowings and from the issuance of capital stock. At March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $94.6 million and $105.9 million, respectively. We believe resources available at December 31, 2006 together with anticipated cash generated from operations will be sufficient to finance our current investing, transitional rebuilding, remediation and other costs and operating needs as well as the net capital requirements of our broker-dealer subsidiaries. At March 31, 2007 and December 31, 2006, $31.0 million and $32.1 million, respectively, of our total cash, cash equivalents and short-term investments were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

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

	Year Ended December 31,
(in thousands)	2006	2005	2004
Loss from continuing operations adjusted for non-
cash items	$(2,301)	$7,187	$1,404
Effect of changes in working capital and other
operating accounts	5,589	(2,943)	1,633

Net cash provided by continuing operating activities	$3,288	$4,244	$3,037

Changes in working capital and other operating accounts affected cash flows during the years ended December 31, 2006, 2005 and 2004 primarily as a result of changes in the levels of accounts receivable, accounts payable and accrued expenses between periods. These changes resulted primarily from increasing levels of sales, offset in part by increasing levels of expenditures and from cash management efforts affecting the timing of payments.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction Services, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At December 31, 2006, the net balance for clearing broker assets and clearing broker liabilities was a net receivable of $0.5 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At December 31, 2006, clearing broker assets include stock borrows of $421.4 million and clearing broker liabilities include stock loans of $422.4 million. We expect these balances to continue to grow in 2007 as a result of the $12.5 million capital infusion described above under Liquidity.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. NYFIX International is a registered ISD Category B firm with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At December 31, 2006, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $30.0 million, $18.7 million in excess of our aggregate requirement of $11.3 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash provided by continuing investing activities in 2006 was $0.7 million. This consisted primarily of proceeds net of cash disposed from the sale of NYFIX Overseas of $8.4 million, substantially offset by capital expenditures for property and equipment, principally for data center equipment and software, of $5.8 million and capitalized product enhancement costs of $2.4 million. In April 2007, $1.3 million of the proceeds from the sale of NYFIX Overseas were repaid in settlement of a working capital adjustment. In addition, transaction related fees and expenses on the sale of NYFIX Overseas aggregating $0.1 million were paid subsequent to year end.

Net cash used in continuing investing activities in 2005 was $6.2 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $3.4 million and capitalized product enhancement costs of $3.5 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $0.7 million.

Net cash used in continuing investing activities in 2004 was $9.1 million. This consisted of capital expenditures, primarily for data center equipment and software, of $6.6 million, and capitalized product enhancement costs of $5.1 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $1.3 million and by cash acquired from acquisitions of $1.2 million, which represented a return of funds held in escrow pursuant to a settlement agreement with a representative of the former shareholders of Javelin.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases, long-term debt issued for working capital purposes and the issuance of capital stock for general corporate purposes and business development activities. At December 31, 2006, we had long-term debt and capital lease obligations outstanding of $7.6 million and $1.7 million, respectively (including current portions).

At December 31, 2006, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At December 31, 2006, the price at which the lender could convert the convertible note into shares of our common stock was $5.66 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above (see Note 8 to the Consolidated Financial Statements for a more extensive description of the terms of the convertible note).

Net cash provided by continuing financing activities in 2006 was $80.5 million consisting primarily of net proceeds of $69.1 million from the private placement of 1.5 million shares of our Series B Preferred Stock (including a warrant for the purchase of 2.25 million shares of common stock), net proceeds of $12.5 million from the private placement of 2.7 million shares of our common stock (plus an additional 0.2 million shares for placement agent fees) (see Note 10 to the Consolidated Financial Statements for a description of the private placements of our stock). In 2006, we repaid long-term borrowings of $0.3 million (by issuing our stock) and the principal value of capital lease obligations of $0.7 million.

Net cash used in continuing financing activities in 2005 was $0.3 million, consisting primarily of principal payments under capital lease obligations of $0.6 million and payments under long-term borrowings of $0.1 million, partially offset by proceeds from the exercise of stock options by employees of $0.1 million and other long-term obligations of $0.3 million.

Net cash provided by continuing financing activities in 2004 was $7.4 million, consisting primarily of net proceeds from long-term borrowings of $7.2 million and proceeds of $0.4 million from the issuance of common stock resulting from the exercise of stock options and other long-term obligations of $0.4 million, offset by principal payments under capital lease obligations of $0.6 million.

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of our securities on Nasdaq, subject to our filing of our quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC investigation into our accounting for stock option grants (see Notes 9 and 14 to the Consolidated Financial Statements and Item 3. Legal Proceedings), these filings were not made by October 31, 2005 and our common stock was delisted from the Nasdaq on November 1, 2005. As a result of this delisting, our common stock is currently traded in the OTC securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX.

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

See also Item 3. Legal Proceedings and Note 9 to the Consolidated Financial Statements.

Future Obligations

The following table summarizes our material contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Additional disclosures relating to our long-term debt, capital lease obligations and commitments appear in Notes 8 and 9 to the Consolidated Financial Statements.

Contractual Obligations
	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
		(in thousands)
Long-term debt	$7,693	$193	$7,500	$-	$-
Capital lease obligations	1,771	1,300	471	-	-
Operating lease obligations	27,426	5,362	9,381	6,497	6,186
Other long-term obligations	1,422	754	483	185	-
Purchase obligations	1,928	623	1,022	139	144
Total	$40,240	$8,232	$18,857	$6,821	$6,330

•
Long-term debt consists of payments on promissory notes issued in connection with acquisitions and the convertible note, described above. Under the terms of the long-term debt instruments, we may elect to make payments in shares of our common stock instead of cash, which would reduce the amounts shown above and lessen the effect on liquidity and cash flows.

•	Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office and data center space as well as certain equipment.

•	Other long-term obligations consist primarily of software financing arrangements.

•
Purchase obligations include minimum purchase obligations with remaining terms in excess of one year to certain telecommunication providers in exchange for pricing discounts and a software licensing arrangement with a minimum licensing fee.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those related to the contingent obligations under the $7.5 million convertible note as described above and under the terms of our Series B Preferred Stock as described in Notes 8 and 10 to the Consolidated Financial Statements.

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

Our revenue is comprised of: subscription and maintenance, product sales and services and transaction revenue, as follows:

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

Transaction revenue primarily consists of per-share commissions charged to clients who send and receive a match and execution within our ATS and clients to whom we provide execution and smart order routing technology, gateways to access markets and algorithmic trading ability in: (i) their own name, (ii) a third party name, or (iii) our name. Revenue for these services is generally invoiced monthly in arrears or is obtained through the clearing process within three days of the trade date and is recognized on a trade date basis, in the period in which it is earned.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term. Changes in circumstances such as technological advances, changes to our business model or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where we determine that the useful life of a long-lived asset should be revised, we depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

Acquisitions and Goodwill

Net assets of companies we acquired have been recorded at their fair value at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform an impairment review of goodwill on an annual basis or more frequently if circumstances change. The provisions of SFAS 142 require that we allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. Our reporting units represent components of our operating segments and are the same as the reportable segments identified in Note 16 to the Consolidated Financial Statements. The two-step impairment review process is as follows:

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

  In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, our annual impairment testing date is the beginning of our fourth quarter, which is October 1. For the years ended December 31, 2006, 2005 and 2004, there was no indication of impairment for any of our reporting units as the present value of the discounted future cash flows of each reporting unit with allocated goodwill exceeded their carrying values as of October 1st of each respective year, the date of our annual impairment analysis. Fair value assessments inherently involve estimates and judgments involving the amount and timing of cash flows that could materially differ with changes in circumstances.

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

Long-Lived Assets

We review the carrying value of long-lived assets, including property and equipment; intangible assets; investments, and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. If such an event or circumstances occur, the related estimated fair value of the assets would be compared to the carrying amount, and if needed, we would record an impairment to the extent by which the carrying amount exceeded the fair value of the assets. We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as discounted cash flows. There was no impairment of our long-lived assets recorded for the years ended December 31, 2006, 2005 and 2004. Fair value assessments inherently involve estimates and judgments involving the amount and timing of cash flows that could materially differ with changes in circumstances.

Income Taxes

We account for income taxes using the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized. Where there are cumulative losses in recent years, SFAS 109 requires, except in very limited circumstances, that a valuation allowance be established. Until we can achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on the realizable value of our net deferred tax assets.

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

Stock-Based Compensation

We adopted SFAS 123(R), on January 1, 2006 using the modified-prospective-transition method. Under the fair value recognition provisions of SFAS 123(R), stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

Prior to January 1, 2006, we accounted for stock-based compensation for employees under the recognition and measurement provisions of APB 25 and related interpretations and elected the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense of $0.2 million and $0.6 million was included in our operating results for the years ended December 31, 2005 and 2004, respectively, relating to the intrinsic value of certain stock options where the fair value of our common stock on the measurement date was in excess of the exercise price. In accordance with SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, we have disclosed the required pro forma information in the notes to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We will adopt SFAS 159 on January 1, 2008 and do not anticipate adoption to materially impact our consolidated financial position or results of operations.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 and the adoption did not materially impact our consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. SFAS 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS 133, and amends SFAS 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We adopted SFAS 155 on January 1, 2007 and the adoption did not materially impact our consolidated financial position or results of operations.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of this evaluation, the material weaknesses in our internal control over financial reporting discussed below, and because we were unable to file this annual report on Form 10-K and our quarterly reports on Form 10-Q for the interim periods ended March 31, 2006, June 30, 2006 and September 30, 2006 within the filing time periods specified in the SEC’s Rules, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We reported several material weaknesses in our 2005 10-K. Remediation of the 2005 material weaknesses was initiated during 2006. In connection with management’s assessment of our internal control over financial reporting described above, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2006 (consisting of certain of the 2005 material weaknesses which have not yet been remediated):

(1)	We did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework, issued by the COSO because of the following weaknesses:

(a)
We did not fully establish, or update when necessary, certain policies and procedures and did not effectively communicate certain established policies and procedures addressing, among other topics, accounting policy and procedure, Information Technology (“IT”) security and Human Resources (“HR”) related topics.

(b)	We did not effectively monitor accounting operations throughout the organization to ensure accounting controls were in place and operating effectively.

This material weakness in our control environment contributed to the existence of the following material weaknesses.

(2)	We did not maintain effective IT general or application controls because of the following weaknesses:

(a)
Access to code, information and applications - Job descriptions and/or internal procedures did not always establish job entitlements or report employment status to be used as the basis for granting, canceling or changing access to financial or production systems, controlling passwords or controlling spreadsheets containing key financial data.

(b)
Change management - Change management/emergency change management procedures were not formally documented or consistently applied.  Version controls were not always maintained, changes could be moved into production without formal review and approval and documentation is not always maintained for changes made. Change authorizations were not formally tracked and approved by assigned, authorized individuals. Installation rollout/rollback procedures were not incorporated in formalized release process. System deployment planning was accomplished informally, with management responsibility for the process shared amongst multiple groups.

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

(3)	We did not maintain effective controls to ensure that new and cancellations of prior subscribed services were reflected on invoices and in our accounting records accurately and/or timely.

(4)	We did not consistently follow procedures related to the acquisition, tracking and disposition of property and equipment.

(5)	We did not maintain adequate documentation and controls to properly value and disclose the impact of income tax timing differences in consolidated financial statements.

As a result of the material weaknesses described above, our management concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Friedman, our independent registered public accounting firm, as stated in their report, which is included herein.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting, our management, with oversight from our Audit Committee, has implemented expanded and compensating measures to help ensure the accuracy of our financial reporting until such time as we are able to further improve our control environment and remedy our material weaknesses, including, among other things:

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 9A for a complete understanding of the matters covered by the certifications.

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

(ii)  Implementing process changes to strengthen our internal control and monitoring activities; and

(iii)  Implementing adequate IT general and application controls.

Initial Remediation Activities Related to Identified Material Weaknesses

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

To expand our capabilities from an organizational leadership perspective, we, among other things:

•	Appointed a new Chairman of the Board in October 2006 and subsequently appointed two new outside directors to the Board,

•	Appointed a new Chief Financial Officer, and

•
Hired a Chief Technology Officer, a newly created position, who leads the centralized IT department (which combines Company-level IT activities related to product operations and implementation of new product strategy).

To strengthen our internal controls and monitoring activities over financial reporting, we, among other things:

•	Retained personnel with appropriate accounting knowledge, experience and training in the application of GAAP commensurate with our financial reporting requirements, including:

•	adding a new Controller and Senior Accountant and upgrading our accounting staff, and

•	engaging a professional services firm to perform internal audit and Sarbanes-Oxley compliance reviews;

•	Initiated several changes to internal control processes, including:

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

•
Engaged consultants and accounting professionals to assist in the overall accounting review, the forensic review of our historical stock option grants, and the restatement of our prior period financial statements since 1993; and

•	Addressed material weaknesses related to our stock option granting processes, including:

•	adopting, in February 2007, Equity Award Guidelines (the “Guidelines”) addressing the authorization, timing, documentation and verification of equity awards, and

•	suspending the granting of new stock-based compensation awards pending resolution of related matters and adoption of the Guidelines.

To strengthen our IT controls overall and address the material weaknesses related to our IT operations and general application controls, we, among other things:

•
Retained personnel with appropriate IT operations knowledge, experience and training commensurate with the financial services industry, including a new Chief System Architect, Chief Information Security Officer, Head of Quality Control, and a Program Management Officer; and

•	Initiated several changes to IT-related control processes, including:

•	implementing a new consolidated authentication and access control technology to monitor and manage access to production systems,

•
moving corporate systems within class 1 datacenter environments to ensure availability and business continuity, thereby making a substantial investment in our Data Center infrastructure and management tools and processes to ensure availability of increased core infrastructure services including power, space, and environmentals,

•
engaging external consultants to conduct security and process reviews and make appropriate recommendations and to establish appropriate data management and backup policies related to critical production databases and storage, and

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NYFIX, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that NYFIX, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of control effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2006:

(1)	The Company did not maintain an effective control environment based on the criteria established in Internal Control — Integrated Framework, issued by the COSO because of the following weaknesses:

(a)
The Company did not fully establish, or update when necessary, certain policies and procedures, and did not effectively communicate certain established policies and procedures addressing, among other topics, accounting policy and procedure, IT security and HR-related topics.

(b)	The Company did not effectively monitor accounting operations throughout the organization to ensure accounting controls were in place and operating effectively.

This material weakness in the Company’s control environment contributed to the existence of the following material weaknesses.

(2)	The Company did not maintain effective IT general or application controls because of the following weaknesses:

(a)
Access to code, information and applications - Job descriptions and/or internal procedures did not always establish job entitlements or report employment status to be used as the basis for granting, canceling or changing access to financial or production systems, controlling passwords or controlling spreadsheets containing key financial data.

(b)
Change management - Change management/emergency change management procedures were not formally documented or consistently applied.  Version controls were not always maintained, changes could be moved into production without formal review and approval and documentation is not always maintained for changes made. Change authorizations were not formally tracked and approved by assigned, authorized individuals. Installation rollout/rollback procedures were not incorporated in formalized release process. System deployment planning was accomplished informally, with management responsibility for the process shared amongst multiple groups.

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

(3)	The Company did not maintain effective controls to ensure that new and cancellations of prior subscribed services were reflected on invoices and in its accounting records accurately and/or timely.

(4)	The Company did not consistently follow procedures related to the acquisition, tracking and disposition of property and equipment.

(5)	The Company did not maintain adequate documentation and controls to properly value and disclose the impact of income tax timing differences in consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that NYFIX, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, NYFIX, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYFIX, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated August 1, 2007 expressed an unqualified opinion thereon.

/s/ Friedman LLP
East Hanover, New Jersey
August 1, 2007

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Set forth below are the name, age and position of each of our directors and executive officers as of May 31, 2007:

Name	Age	Position
Lon Gorman	58	Chairman of the Board of Directors
P. Howard Edelstein	52	President, Chief Executive Officer and Director
Steven R. Vigliotti	40	Chief Financial Officer
Donald P. Henderson	45	Chief Technology Officer
W. Brennan Carley	45	Executive Vice President, Head of Business Operations and Chief Strategy Officer
David Merrill	45	Executive Vice President, Chief of Client Operations
Scott A. Bloom	40	Executive Vice President, Corporate Development and Chief Administrative Officer and Secretary
Cary J. Davis	40	Director
George O. Deehan	64	Director
William H. Janeway	64	Director
William C. Jennings	67	Director
William J. Lynch	65	Director
Richard Y. Roberts	55	Director
Thomas C. Wajnert	63	Director

There are no family relationships among any of the above-named directors or executive officers.

Our Board of Directors currently consists of nine members, all of whom will serve until their reelection at our next annual meeting of stockholders or until the election and qualification of their successors or until their prior resignation, removal, or death.  Our Board of Directors has determined that all directors, other than Mr. Edelstein, are independent under Nasdaq Rule 4200(a) (15), based on information known to us.

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

P. Howard Edelstein has served as President and Chief Executive Officer since September 2006. Mr. Edelstein served as an entrepreneur-in-residence at Warburg Pincus & Co. from January 2006 through September 2006.  Mr. Edelstein was President, Chief Executive Officer and a director of Radianz from July 2003 to December 2005. From January 2002 until July 2003, Mr. Edelstein was an entrepreneur-in-residence with Warburg Pincus & Co. From June 1993 to April 2001, Mr. Edelstein served as President and Chief Executive Officer of Thomson Financial ESG, which he founded and which later merged with the Depository Trust & Clearing Corp.’s TradeSuite business to create Omgeo, an industry utility for straight-through processing. Previously, Mr. Edelstein held senior positions at firms such as Dow Jones Telerate and Knight-Ridder. Mr. Edelstein is a director of SkillSoft Corporation and of Alacra Inc., a private company providing business and professional information.  Mr. Edelstein earned a Master of Science degree in Electrical Engineering from Stanford University and a Bachelor of Engineering degree in Electrical Engineering from City College of New York.

Steven R. Vigliotti has served as Chief Financial Officer since January 2006. Mr. Vigliotti served as the Chief Financial Officer of Maxcor Financial Group Inc. (“Maxcor”), from November 2001, and Treasurer of that company from December 1998, until May 2005, when Maxcor (a former Nasdaq listed company) was sold. Mr. Vigliotti was employed by Maxcor until August 2005. Mr. Vigliotti also served as the Chief Financial Officer of Euro Brokers, a wholly-owned subsidiary of Maxcor, from May 1998, and as the Chief Financial Officer of a number of Euro Brokers’ subsidiaries from July 1998 until May 2005. From 1991 to 1998, Mr. Vigliotti was employed by the accounting firm of BDO Seidman, LLP, lastly as an Audit Partner in that firm’s financial services group. Mr. Vigliotti is a certified public accountant and received his B.B.A. degree in accounting from Hofstra University in 1990.

Donald P. Henderson has served as our Chief Technology Officer since May 2006 and as an executive officer since May 15, 2007. From January 2005 to May 2006, Mr. Henderson was the head of the consulting planning practice and business development for information technology consultant RipTyde Partners, LLC. From March 1993 to August 2004, Mr. Henderson held a number of technology-related positions at Bear Stearns & Co. Inc., rising to the level of Co-Chief Technology Officer and head of the infrastructure technology planning group. During his tenure at Bear Stearns, he headed the design and migration planning of the information technology infrastructure for the firm’s new corporate headquarters at 383 Madison Ave. Mr. Henderson earned his Bachelor of Arts degree in Economics from Rutgers University.

W. Brennan Carley has served as Executive Vice President, Head of Business Operations and Chief Strategy Officer since January 12, 2007. Through his consulting company, Benchris Inc., Mr. Carley served as a consultant for the Company from September 2006 through December 2006. From January 2006 through August 2006, Mr. Carley served as an Entrepreneur in Residence with Warburg Pincus & Co. through Benchris, Inc. Prior to working with Warburg Pincus & Co., Mr. Carley was Chief Technology Officer and Chief Strategy Officer at BT Radianz from June 2000 until December 2005. Mr. Carley’s other notable experience includes serving as Senior Vice President of network strategy for Reuters and Senior Vice President and Head of IT for Instinet Corporation. Early in his career, he also served in various engineering and management capacities for IBM Corporation. Mr. Carley also serves as an independent director on the board of Yipes Enterprise Services, a private company and global provider of managed, end-to-end Ethernet solutions. He is a Magna Cum Laude graduate of New York University, with a degree in Economics.

David A. Merrill has served as our Chief of Client Operations since January 22, 2007. From April 2005 to January 2007, Mr. Merrill was employed by Moody’s KMV, where he was responsible for Moody’s KMV’s customer organization in the Americas (Client Solutions, Credit Risk Specialists, Marketing, Support and Training), among other responsibilities. Prior to joining Moody’s KMV, Mr. Merrill was the principal of Merrill Consulting, from May 2004 until April 2005, advising and assisting financial services technology firms in local and global expansion. From 1994 until May 2004, Mr. Merrill held sales and managing director positions with Omgeo, a global post-trade pre-settlement solutions provider, culminating in the position of Omgeo’s Managing Director of Global Operations from 2002 until 2004. Previously, among other positions, Mr. Merrill spent eight years at Thomson Financial Services in sales and market development roles of increasing responsibility. He holds a B.S. in Business and Marketing from the University of Rhode Island.

Scott A. Bloom has served as our Executive Vice President, Corporate Development, Chief Administrative Officer and Secretary since April 2, 2007. From 2005 until March 2006, Mr. Bloom served as Executive Vice President, Corporate Development and Human Resources and General Counsel of Dictaphone Corporation, after having served as Senior Vice President, Corporate Development and Human Resources and General Counsel of Dictaphone from 2004 to 2005. Mr. Bloom was a Director of Finance at AT&T Corp. from 2003 until 2004. Prior to joining AT&T, Mr. Bloom had served in a series of increasingly responsible legal, financial and management positions, since beginning his career as a practicing attorney in 1991. Mr. Bloom holds an MBA in Finance from The Wharton School and a JD from the College of William & Mary.

Cary J. Davis has served as a director since October 2006 and is member of the Compensation Committee of our Board of Directors. Mr. Davis is Managing Director of Warburg Pincus LLC and a partner of Warburg Pincus & Co. and is responsible for investments in software and financial technology companies. Mr. Davis was designated to serve as one of our directors by Warburg Pincus Private Equity IX, L.P. Mr. Davis joined Warburg Pincus in 1994 and became a partner in 1999. Prior to joining Warburg Pincus, Mr. Davis was executive assistant to Michael Dell at Dell Computer and a consultant at McKinsey & Company. He also serves as a director of Secure Computing and several private companies and has been involved in a number of Warburg Pincus’ prior investments including OpenVision Technologies (now VERITAS Software) and BEA Systems. Mr. Davis received a B.A. in economics from Yale University and his M.B.A. from Harvard Business School.

George O. Deehan has served as a director since August 2000.  Mr. Deehan serves as Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of our Board of Directors.  From August 2005 to August 2006, he was the Chief Executive Officer and a board member of Sunset Financial Resources, a REIT and a publicly traded NYSE company.  From October 2003 to October 2004, he was the Chief Executive Officer and Chairman of the Board of Paragon Financial Corporation, a specialty residential mortgage banker.  From February 2002 to the present, Mr. Deehan has been a board member of Technology Investment Partners, a private leasing company.  From March 2002 to September 2003, he was a consultant for and investor in eOriginal, Inc., a software development company. Mr. Deehan was President of eOriginal, Inc. from August 2000 until March 2002.  He was President and Chief Executive Officer of Advanta Leasing Services, the business equipment leasing unit of Advanta Business Services, from August 1998 until August 2000.  Prior to joining Advanta, Mr. Deehan served as President and Chief Operating Officer of Information Technology Services for AT&T Capital.  He earned a bachelor’s degree from Lenoir-Rhyne College.

William H. Janeway has served as a director since October 2006 and is a member of the Nominating and Corporate Governance Committee of our Board of Directors. Mr. Janeway is a partner of Warburg Pincus & Co. and a member and Senior Advisor of Warburg Pincus LLC. Mr. Janeway was designated to serve as one of our directors by Warburg Pincus Private Equity IX, L.P. Mr. Janeway joined Warburg Pincus in 1988 to develop the firm’s investment activities in Information and Communications Technology. Prior to joining Warburg Pincus, he was Vice President and Director of Corporate Finance at F. Eberstadt & Co., Inc. He currently serves on the Board of Directors for BEA, Fortent, Nuance Communications Inc., O’Reilly Media Inc. and Wall Street Systems. He is Chairman of the Board of Trustees of Cambridge in America and co-chair of Cambridge’s 800th Anniversary Campaign. Mr. Janeway was Valedictorian of the Class of 1965 at Princeton University and received his Ph.D. in economics from Cambridge, which he attended as a Marshall Scholar.

William C. Jennings has served as a director since July 2003. Mr. Jennings serves as Chairman of the Audit Committee and a member of the Nominating and Corporate Governance Committee of our Board of Directors. Mr. Jennings is an audit committee financial expert as defined in Item 401 of Regulation S-K promulgated by the SEC and is independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Mr. Jennings is a retired partner of PricewaterhouseCoopers LLP, a global accounting and advisory firm, where he led the risk management and internal control consulting practice from 1992 until his retirement in 1999. Prior to that, Mr. Jennings served as a senior audit partner at Coopers & Lybrand (now, PricewaterhouseCoopers LLP), as a senior executive vice president at Shearson Lehman Brothers, responsible for quality assurance, internal audit and compliance, and as an executive vice president and Chief Financial Officer of Bankers Trust. Since retiring from PricewaterhouseCoopers, Mr. Jennings provided independent consulting services to a number of companies. He is also a director of Silgan Holdings Inc. and Axcelis Technologies, Inc., both publicly traded companies. Mr. Jennings received a BA in business administration from the University of Akron and an MBA from the University of Florida.

William J. Lynch has served as a director since June 2000. Mr. Lynch serves as Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee of our Board of Directors. Mr. Lynch is a Senior Advisor to Catterton Partners, a private equity fund, and has served in a similar position since January 2001. Mr. Lynch earned a bachelor’s degree from the College of the Holy Cross and a J.D. from Harvard Law School.

Richard Y. Roberts has served as a director since October 2005 and is a member of the Nominating and Corporate Governance Committee of our Board of Directors. Since February 2006, Mr. Roberts has operated Roberts, Raheb & Gradler LLC, a consulting firm, and has been a partner in Roberts & Associates, a law firm, both in Washington, DC. From 1996 to February 2006, Mr. Roberts was a partner with Thelen Reid & Priest LLP. From 1990 to 1995, Mr. Roberts served as a Commissioner of the SEC. Mr. Roberts is currently a director of Automated Trading Desk Inc., Endeavor Acquisition Corporation, and Victory Acquisition Corporation. Mr. Roberts is a member of the Advisory Board of the International Journal of Disclosure and Governance, of Securities Regulation and Law Report, and of the Municipal Finance Journal. Mr. Roberts has served as a member of the NASD’s District 10 Regional Consultative Committee, Market Regulation Advisory Board, and Legal Advisory Board. Mr. Roberts is a graduate of Auburn University where he earned a Bachelor of Science degree in Electrical Engineering. He received his Juris Doctorate from the University of Alabama School of Law and his Master of Laws from The George Washington University Law Center.

Thomas C. Wajnert has served as a director since October 2004. Mr. Wajnert serves as our Lead Director and a member of the Audit Committee of our Board of Directors. Mr. Wajnert is self employed and provides advisory services within the financial services industry. He currently serves as a Senior Advisor to Bear Stearns Merchant Banking. Mr. Wajnert had been Managing Director of Fairview Advisors, LLC, a merchant bank, from January 2002 to July 2006. He was Chairman and Chief Executive Officer of SEISMIQ, Inc, a provider of advanced technology to the commercial finance and leasing industry, from its founding in April 2000 until December 2001. Mr. Wajnert also was the Chairman of EPIX Holdings, Inc., a professional employer organization, from March 1998 until November 2003, where he also served as Chief Executive Officer from March 1998 to April 1999. Previously, Mr. Wajnert was Chairman of the Board of Directors from January 1992 until December 1997, and Chief Executive Officer from November 1984 until December 1997, of AT&T Capital Corporation (NYSE), a commercial finance and leasing company. He was self-employed from December 1997 to March 1998. Mr. Wajnert serves on the boards of directors of Reynolds American, Inc. (NYSE) and United Dominion Realty (NYSE). Mr. Wajnert received a B.S. in business from the Illinois Institute of Technology and an M.B.A. from Southern Methodist University.

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

To our knowledge, based solely on review of the copies of these reports furnished to us and the written representations that no other reports were required, during 2006 all Section 16(a) filing requirements applicable to our executive officers and directors were complied with except as noted below.

Peter K. Hansen a former director, who also served as our President and Chief Executive Officer, failed to respond to the Company’s inquiries regarding his compliance with Section 16(a). Mr. Hansen did not file an amended Form 4 with respect to stock options whose exercise prices were modified by our Board of Directors in 2006.

Steven R. Vigliotti did not timely file his Form 3 in 2006 in connection with his initial hiring. He did not have any ownership of equity securities to report; when the oversight was discovered, he filed his Form 3.

David Merrill inadvertently filed his Form 3 one day late following his initial hiring. He did not have any ownership of equity securities to report.

Forms 4/A for Brian Bellardo, George O. Deehan, William C. Jennings and William J. Lynch disclosing our Board of Directors’ action increasing the exercise price of certain stock options were inadvertently filed approximately one week late. The filing of the Forms 4/A was preceded by a timely filed Form 8-K that disclosed the same information.

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

Audit Committee and Audit Committee Financial Expert

Our Audit Committee members are Mr. Jennings, its Chairman; Mr. Wajnert; and Mr. Gorman. Each of the members of our Audit Committee is “independent” of management as independence for audit committee members is defined by Nasdaq rules and under the SEC’s Audit Committee independence standards. Our Board of Directors has determined that Mr. Jennings is an “audit committee financial expert”, as that term is defined under Item 407(d)(5) of Regulation S-K. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Jennings’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose on Mr. Jennings any duties, obligations or liability that are greater than those generally imposed on him as a member of the Audit Committee and Board of Directors, and his designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

Item 11. Executive Compensation

The compensation discussion and analysis below and the tables that follow describe our compensation program and, specifically, the elements of compensation awarded to, earned by or paid to each person serving as our Chief Executive Officer and each person serving as our Chief Financial Officer during the year ended December 31, 2006, our three most highly compensated executive officers, other than our Chief Executive Officer and Chief Financial Officer, whose salary and bonus exceeded $100,000 with respect to the year ended December 31, 2006 and who were serving as executive officers on December 31, 2006, and one former executive officer who had served as an executive officer during 2006 and who would have been a highly compensated executive officer if he had been serving as an executive officer at the end of 2006 (collectively the “Named Executive Officers” or “NEOs” ).

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation program for our Named Executive Officers. The Compensation Committee of our Board of Directors, acting on information provided by management and consultants, makes recommendations to our Board of Directors regarding salary, benefits, incentive compensation, perquisites and severance to be paid to our Named Executive Officers. Our Board of Directors, acting on the Compensation Committee’s recommendations, ultimately determines the elements and levels of compensation for our Named Executive Officers. The Compensation Committee administers the compensation program for certain executives other than our Named Executive Officers. The Compensation Committee also administers our equity compensation plans.

The Compensation Committee is presently composed of Messrs. Deehan, Gorman, Lynch and Davis. Mr. Davis was appointed to the Compensation Committee on November 21, 2006, after the last Compensation Committee meeting of 2006 and participated in the Committee’s decisions made in 2007 with respect to bonuses for 2006. Each of the members of the Compensation Committee is a non-employee director as defined under Rule 16b-3 of the Exchange Act and an “independent director” (as defined under Section 162(m) of the Internal Revenue Code (the “Code”). Mr. Deehan serves as Chairman of the Compensation Committee. During the year ended December 31, 2006, the Compensation Committee met twelve (12) times and on four (4) occasions approved resolutions by unanimous written consent.

Compensation Philosophy and Objectives

The various elements of the compensation paid to our Named Executive Officers are, in the aggregate, intended to (i) attract and retain executive officers with the skills and qualities necessary to achieve the Company’s near-term and long-term goals, (ii) align the interests of our NEOs with the interests of our stockholders and (iii) reward performance that enhances stockholder value. During the year ended December 31, 2006, the elements of our compensation program were: base salary; Annual Incentive Plan payments; bonuses and benefits. As discussed in more detail below, we believe that the elements of our compensation program further the objectives of the Company.

We have not established a policy with regard to Section 162(m) of the Code.

Role of Compensation Consultants

In April 2005, the Compensation Committee engaged Towers Perrin (“Towers”) to assist us in evaluating our compensation program for our Named Executive Officers and senior management as well as compensation for the Company’s directors, and to recommend changes to our compensation program that would increase its effectiveness in achieving our compensation objectives. Towers matched our Named Executive Officer positions and other key positions to those of published market compensation surveys based on job duties, responsibilities, qualifications and reporting relationships, and gathered information on salaries, total cash compensation and total direct compensation for the matched positions from companies in the computer hardware, software and services sector (the “Market Sector”). The Market Sector includes companies such as DST Systems Inc., Instinet Group, SAVVIS Communications Corporation, Archipelago Holdings Inc., Investment Technology Group Inc. and DATATRACK International Inc. Towers then analyzed and compared the gathered information to information provided by management about our then compensation program. In February 2006, Towers reported its findings to the Compensation Committee and the Board of Directors, and recommended certain changes to our compensation program that are discussed in more detail below.

Salaries

Base salary is the guaranteed element of a Named Executive Officer’s annual cash compensation. The base salary of each of our Named Executive Officers is reviewed annually by the Compensation Committee, and any recommendations of the Compensation Committee regarding changes to base salary are considered by the Board of Directors, which may then make changes to base salaries. For the year ended December 31, 2006, we relied upon the comparative analysis performed by Towers in determining whether adjustments to base salaries would be appropriate.

Towers found that our base salaries were generally in line with median levels in the Market Sector. Accordingly, upon receiving the Towers report the Compensation Committee did not recommend an adjustment to the base salaries of our Named Executive Officers during the year ended December 31, 2006. However, Towers also found that the total compensation that we paid to our executives was 33.2% below the median for the Market Sector. Consequently, the Compensation Committee recommended the adoption of the annual incentive plan described in the subsection entitled “Annual Incentive Plan” below.

A new President and Chief Executive Officer and a new Chief Financial Officer joined us during the year ended December 31, 2006. The base salary for these new executives was negotiated with each officer, was approved by the Compensation Committee and the Board and is set forth in their employment agreements.

One of the closing conditions of the Securities Purchase Agreement between us and Warburg Pincus required that our Board of Directors appoint Mr. Edelstein as our Chief Executive Officer. On September 4, 2006, Mr. Gasser stepped down as President and Chief Executive Officer, and the Board of Directors appointed Mr. Edelstein as President and Chief Executive Officer effective September 5, 2006. Mr. Edelstein’s employment agreement (the “Edelstein Agreement”) provides for an annual base salary of $495,000, which, is generally in line with median levels in the Market Sector as determined by Towers and, like all components of his compensation package, was negotiated by independent directors and approved by the Compensation Committee and the Board.

Mr. Hahn stepped down as our Chief Financial Officer on January 31, 2006. In connection with his resignation, we and Mr. Hahn entered into an Executive Agreement (the “Hahn Agreement”), which was to expire on June 30, 2006 and subsequently a Separation Agreement related to his services through September 30, 2006 and his separation from the company (described further below). The Hahn Agreement provided for an annualized base salary of $330,750, a 5% increase over his previous salary, which had not been increased since January 1, 2004. The Hahn Agreement was negotiated by former management and approved by the Compensation Committee and the Board.

Mr. Vigliotti joined us as Chief Financial Officer effective January 31, 2006, under an employment agreement (the “Vigliotti Agreement”) that runs through December 31, 2007. Mr. Vigliotti’s employment agreement sets his minimum annual base salary at $400,000, which is generally in line with median levels in the Market Sector as determined by Towers. The Vigliotti Agreement was negotiated by former management and approved by the Compensation Committee and the Board.

Stock Option Plans

It is the philosophy of the Compensation Committee that stock options should be awarded to employees to assist in the retention of such employees and to promote long-term alignment between the interests of our employees and our stockholders through an equity interest in the Company. The Compensation Committee believes the potential for equity ownership by management is beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value. Historically, we have granted stock options to new hires and have made grants to reward, motivate or retain employees.

During the year ended December 31, 2006, the 2001 Plan and the Javelin Plan were potential sources of employee stock options available for grant to our employees. Under the 2001 Plan we may not grant stock options at less than fair market value on the date of grant. Although the Javelin Plan permits the award of options with exercise prices less than the fair market value of our stock on the grant date, our policy is to grant options with exercise prices no lower than fair market value. Since February 2004, we have defined fair market value as the average of the closing price of our common stock on each of the 5 business days prior to the date of grant.

During the year ended December 31, 2006, we did not grant any new employee stock options since we were still reviewing our historical stock option grants and the procedures under which those grants had been made.

As is discussed in detail in the sections below entitled “Repricing of Options/SARs of Named Executive Officers” and “Repricing of Options/SARs of Directors,” on June 27, 2006, our Board of Directors increased the exercise price of certain option grants to Messrs. Hansen, Gasser, Hahn, Bellardo, Deehan, Jennings and Lynch, and declared certain option grants to Mr. Gasser to be void.

Stock Ownership Guidelines

We believe that stock ownership by management is beneficial in aligning management’s and stockholders’ interests in the enhancement of stockholder value. However, we have not set specific guidelines for management’s ownership of our stock.

Incentive Bonuses

Annual Incentive Plan (“AIP”)

Prior to 2006, the Company did not have a program for annual incentives for NEOs and other senior management. Towers found that, although our base salaries were generally in line with median levels in the Market Sector, our total cash compensation to our Named Executive Officers and senior management fell 16.5% below the median of companies in the Market Sector. Towers further found that our total direct compensation fell 33.2% below the median. Towers concluded that our compensation program was not competitive with compensation programs offered by other companies within the Market Sector.

Based on its analysis, Towers recommended that we adopt an Annual Incentive Plan (“AIP”). On February 28, 2006, our Board of Directors, at the recommendation of the Compensation Committee, adopted the AIP substantially in the form recommended by Towers. The Board of Directors, acting on the recommendation of the Compensation Committee, administers the AIP. The AIP is described in more detail in the section below entitled “Grants of Plan-Based Awards in 2006 - Annual Incentive Plan.”

The AIP was implemented in April 2006 for Messrs. Gasser, Shaffer, Kragh and Bellardo and senior management. The employment agreements of Messrs. Edelstein and Vigliotti specified their respective 2006 bonuses.

In October 2006, the Compensation Committee determined that the metric used for the funding trigger and to measure each executive’s performance included elements over which certain executives had little or no control. The Compensation Committee redefined the metric to exclude those elements. The Compensation Committee also determined that the initial performance goals were unlikely to be met and did not provide the executives an appropriate incentive to improve performance during the fourth quarter of 2006. Consequently, the Compensation Committee reset the performance goals to more attainable levels. In addition, as a partial offset to the reduction in performance goals, the Compensation Committee reduced the target payouts to 95% of the original amounts.

The Compensation Committee has retained Frederic W. Cook & Co., Inc. as compensation consultants to assist in the design and implementation of an incentive bonus plan in 2007.

In February 2007, management, under the supervision of the Compensation Committee, determined the bonuses with respect to 2006 for participants in the AIP except for those participants who were direct reports of the CEO. Acting on the recommendation of the Compensation Committee, the Board of Directors awarded bonuses to certain of the CEO’s direct reports on February 27, 2007, and to Mr. Edelstein and the remainder of the CEO’s direct reports on March 29, 2007. Mr. Bellardo was awarded a bonus in total of $135,000, consisting of his AIP bonus and an additional discretionary bonus of approximately $50,000 in recognition of his efforts during the year ended December 31, 2006 in connection with the Company’s review of its historical stock option grants, governmental investigations and lawsuits concerning stock options and our initiatives to attract additional capital.

Contractual and Other Incentive Bonus Awards

The Edelstein Agreement provides that Mr. Edelstein was eligible for an annual incentive bonus commencing in 2007. In addition, Mr. Edelstein was eligible for a bonus for 2006, which was to be no less than 50% (100% if we did not grant him stock options during 2006) of his base salary pro rated to reflect the number of days Mr. Edelstein was employed by us during the year (approximately $160,000). On March 29, 2007, the Board of Directors, acting on the recommendation of the Compensation Committee, awarded Mr. Edelstein a bonus in total of $200,000, including an additional discretionary bonus of approximately $40,000 in recognition of Mr. Edelstein’s efforts during the year ended December 31, 2006 in refocusing the Company on the business and growth and in realigning and expanding the management team.

The Vigliotti Agreement provided that Mr. Vigliotti would receive between 50% and 200% of his target annual bonus. The Vigliotti Agreement provided that, for the year ended December 31, 2006, his target annual bonus would be $100,000 and the specified Company performance goal would be the earnings before interest, taxes, depreciation and amortization (EBITDA) from normal recurring operations (excluding among others, restructuring costs, professional fees and other costs associated with the ongoing SEC investigation and financial restatements and compensation expense associated with grants under our stock option plans) established in the 2006 budget provided to him on December 28, 2005.

On March 29, 2007, the Board of Directors, acting on the approval and the recommendation of the Compensation Committee, awarded Mr. Vigliotti a bonus in total of $225,000. This amount was above the amount required by the Vigliotti Agreement, and $50,000 above the amount that Mr. Vigliotti would have earned under an AIP-type calculation had it been applicable to his bonus. The discretionary portion of this award was based upon Mr. Vigliotti’s individual efforts during the year ended December 31, 2006 in connection with the Company’s review of its historical stock option grants, governmental investigations and lawsuits concerning stock options, the financial statement restatements and our initiatives to attract additional capital.

Other Discretionary Bonuses

Mr. Gasser’s employment agreement provided that he would receive an annual bonus in the amount of 2% of pre-tax earnings of NYFIX Millennium, part of our Transaction Services Division. In February 2006, the Compensation Committee and the Board approved a bonus of $250,000 for Mr. Gasser, reflecting his efforts during the year ended December 31, 2005 and his appointment as the NYFIX, Inc. CEO in November of that year.

Effective January 31, 2006, in connection with Mr. Hahn’s resignation as our Chief Financial Officer, we negotiated an extension of his employment agreement that provided, with the approval of the Compensation Committee and the Board of Directors, a bonus of $52,650 for Mr. Hahn, payable on January 31, 2006, for his extended efforts prior to January 31, 2006, and a bonus of $25,000 payable if certain conditions were met. The conditions for the $25,000 bonus were not met and that bonus was not paid.

Severance and Change in Control Provisions

We do not have a severance or change in control plan. Instead, any severance or change in control provisions are set forth in the Named Executive Officers’ individual employment agreements or severance agreements, described in detail below, each of which was negotiated by management under the supervision of the Compensation Committee. Change in control language generally promises a financial settlement in terms of salary and/or benefits to an employee who experiences a termination of employment, usually by the Company without cause or by the executive with reason within a defined period after a reorganization of the Company, such as a substantial change in the membership of the Board of Directors, a merger or a disposition of substantial assets. Change in control provisions give the executive an incentive to focus on the Company’s best interests, even where those interests lead to a change in control event that could potentially result in the executive’s termination. Change in control provisions are increasingly common in executive agreements in dynamic industries such as ours and we believe that change in control language may be appropriate and necessary to attract and retain the skilled executives we need to meet our objectives.

Each of the Named Executive Officers is entitled to receive certain severance payments and other benefits upon a termination of his employment in specified circumstances. Additionally, upon the occurrence of a change in control of the Company, as defined in their respective employment agreements, equity grants to Mr. Edelstein will immediately vest and Mr. Vigliotti will receive a specified multiple of the sum of his current base salary plus his target bonus (if he has been granted an equity compensation award that is at least 50% vested as of the termination of his employment, the multiple is two; if he has not been granted an equity compensation award that is at least 50% vested as of the termination of his employment, the multiple is three). These payments and benefits are described in detail in the subsection entitled “Potential Payments Upon Termination or Change in Control.” The payments and benefits were individually negotiated at the time each Named Executive Officer was hired or at some point after the Named Executive Officer began employment with us and were approved by the Compensation Committee.

Severance Agreements

On September 4, 2006, Mr. Gasser resigned as our President and Chief Executive Officer. On the same day, we entered into a separation and release agreement with Mr. Gasser (the “Gasser Separation Agreement”). Under the Gasser Separation Agreement, we agreed to pay Mr. Gasser's salary and premiums for specified benefits through October 4, 2006. The parties agreed that no severance payment would be made to Mr. Gasser. All of Mr. Gasser's stock options that had not vested by October 4, 2006, lapsed without vesting.

Under the Gasser Separation Agreement, Mr. Gasser released all claims he may have had against us and agreed to the following obligations, among others:

•	non-solicitation of Company employees for a period of 2 years,

•	non-disclosure of Company confidential information, and

•	non-disparagement of the Company.

On December 1, 2006, we and Mr. Hahn entered into a Separation Agreement and General Release (the “Hahn Separation Agreement”), which took effect as of September 30, 2006, and under which we agreed to pay Mr. Hahn severance in the amount of $330,750, which was equal to one year’s base salary, by the end of January 2007, and to continue certain health benefits until March 31, 2008, all in accordance with provisions in his employment agreement, as amended. The Hahn Separation Agreement was negotiated by management under the supervision of the Compensation Committee.

Under the Hahn Separation Agreement, Mr. Hahn released all claims he may have had against us and agreed to the following obligations, among others:

•	non-solicitation of Company employees for a period of 12 months,

•	non-disclosure of Company confidential information, and

•	non-disparagement of the Company.

In March 2007, Mr. Kragh delivered an executed Separation Agreement and General Release (the “Kragh Agreement”) with the Company and on April 10, 2007 delivered certain patent assignments which, as agreed to by the Company and Mr. Kragh, were a condition to the effectiveness of the Kragh Agreement, which was effective retroactive to December 31, 2006. Pursuant to the Kragh Agreement, the Company agreed to: (i) match Mr. Kragh’s 401(k) contribution subject to limits imposed by the Internal Revenue Code, through December 31, 2006, (ii) pay Mr. Kragh his base salary through December 31, 2007, (iii) pay Mr. Kragh $68,811 (an amount equivalent to his 2006 target AIP award) on March 31, 2007, (iv) pay Mr. Kragh the equivalent of 4 weeks vacation, (v) pay Mr. Kragh his monthly car contribution through December 31, 2007 and (vi) reimburse Mr. Kragh for the cost of certain insurance benefits through December 31, 2007. The payments to Mr. Kragh were made to compensate him for a general release he provided the Company and the early termination of his employment agreement, which was to run until December 31, 2007. The Kragh Agreement was negotiated by management under the supervision of the Compensation Committee.

Under the Kragh Agreement, Mr. Kragh released all claims he may have had against us and agreed to the following obligations, among others:

•	non-competition through May 31, 2007,

•	non-solicitation of Company employees for a period of 12 months,

•	non-disclosure of Company confidential information, and

•	non-disparagement of the Company.

Benefits

As salaried, U.S.-based employees, the Named Executive Officers participate in a variety of health and welfare, transit and retirement benefits designed to enable us to attract and retain our workforce in a competitive marketplace. Health and welfare benefits help ensure that the Company has a productive and focused workforce through reliable and competitive health and welfare benefits. The transit benefits allow our employees to save on transit expenses by making a portion of their transit purchases with pre-tax dollars.

Our qualified defined contribution plan (our 401(k) Plan) allows all of our employees, including our Named Executive Officers, to contribute a percentage or dollar amount of their base salary, up to the annual limits imposed by the Internal Revenue Code, on a pre-tax basis. The Company provides, at the discretion of the Board of Directors, a matching contribution. For the year ended December 31, 2006, the Company provided a 50 % match on eligible employee contributions up to the first 3% of the employee’s compensation or the limits imposed by the Code, whichever is lower. The Company’s contribution vests ratably over 5 years. The maximum matching contribution for the year ended December 31, 2006 was $6,600.

These benefits are provided to all employees on a uniform basis. They are the same types of benefits generally provided by most U.S. public companies.

Perquisites

We provided a car allowance to Mr. Kragh, one of the founders of the Company, pursuant to his January 1, 2003 employment agreement. During the year ended December 31, 2006, he received a car allowance of $1,937.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K with the Company’s management in accordance with the SEC’s disclosure requirements for executive compensation and, based on such review and discussion, the Compensation Committee recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2006.

The Compensation Committee
George O. Deehan, Chairman
Lon Gorman
William J. Lynch
Cary J. Davis

Compensation Committee Interlocks and Insider Participation

From January 1, 2006 until November 21, 2006, the Compensation Committee consisted of George O. Deehan, Lon Gorman and William J. Lynch. On November 21, 2006, the Board of Directors, on the recommendation of its Corporate Governance and Nominating Committee, appointed Cary J. Davis as an additional member of the Compensation Committee. None of the members of the Compensation Committee is or formerly was an employee or officer of the Company. None of the executive officers of the Company served as a member of the Compensation Committee (or other Board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company.

Compensation Tables

Summary Compensation Table

The following table provides a summary of the elements of compensation earned by our Named Executive Officers during the year ended December 31, 2006.

SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2006

Name and Principal Position	Base Salary		Bonus		Option Awards		Non-Equity Incentive Plan Compensation		Other Compensation		Total

P. Howard Edelstein, Chief Executive Officer and President	$159,923	(1)	$200,000	(1)	-		-		$150,000	(1)	$509,923
Robert Gasser, former Chief Executive Officer and President	$330,750		$250,000	(2)	$2,129	(3)	-		-		$582,879
Steve Vigliotti, Chief Financial Officer	$367,692	(4)	$225,000	(5)	-		-		$6,600	(6)	$599,292
Mark Hahn, former Chief Financial Officer	$259,547	(7)	$52,650		$14,392	(3)	-		$330,750	(8)	$657,339
Lars Kragh, former Chief Information Officer	$275,625		-		$14,392	(3)	$68,811	(12)	$8,537	(9)	$367,365
Jay Shaffer, former Chief Administrative Officer	$341,250		-		$76,951	(10)	$78,375	(12)	$6,600	(6)	$503,176
Brian Bellardo, General Counsel and former Secretary	$248,063		$50,000	(11)	$14,392	(3)	$85,000	(11)	$6,600	(6)	$404,055

(1)
Mr. Edelstein’s employment commenced in September 2006. Amounts reflect his pro-rated compensation and bonus, other compensation related to a moving allowance, pursuant to Mr. Edelstein’s employment agreement, plus an additional award in recognition of his efforts during the year ended December 31, 2006, as described above.

(2)
Represents Mr. Gasser’s bonus awarded in recognition of his efforts during the year ended December 31, 2005 and his appointment as the NYFIX, Inc. CEO in November of that year. The 2005 10-K did not disclose this payment under the previous reporting requirements as it was declared and paid in 2006.

(3)
Represents the dollar amount recognized for financial statement reporting purposes under SFAS 123(R) rather than an amount paid to or realized by the Named Executive Officer, with respect to the 2006 fiscal year for the fair value of the grant of an option for 10,000 shares of our common stock on February 23, 2004, vesting over 3 years, at an exercise price of $7.056 per share. There can be no assurance that the SFAS 123(R) amounts will ever be realized.

(4)	Mr. Vigliotti’s employment commenced on January 31, 2006.

(5)	Mr. Vigliotti’s bonus represents amounts required by the Vigliotti Agreement, plus an additional award in recognition of his efforts during the year ended December 31, 2006, as described above.

(6)	Represents our matching contribution to the employee’s 401(k) plan account for contributions made during fiscal year 2006.

(7)	Mr. Hahn’s employment terminated effective as of September 30, 2006.

(8)	Represents severance earned pursuant to the Hahn Separation Agreement (approximately $102,000 was paid in 2006).

(9)	Represents $1,937 car allowance and our matching contribution to Mr. Kragh’s 401(k) plan account.

(10)
Represents the dollar amount recognized for financial statement reporting purposes under SFAS 123(R), rather than an amount paid to or realized by Mr. Shaffer, with respect to the 2006 fiscal year for the fair value of a grant of an option for 75,000 shares of our common stock on January 14, 2005, at an exercise price of $5.36 per share. Of the options granted, 25,000 vested on January 14, 2006, 20,000 vested on January 14, 2007, and 15,000 were scheduled to vest on each of January 14, 2008 and January 14, 2009. The remaining 30,000 unvested options were canceled when Mr. Shaffer's employment ended on June 30, 2007.

(11)
Mr. Bellardo’s bonus represents his incentive bonus earned under the Annual Incentive Plan plus an additional award in recognition of his efforts during the year ended December 31, 2006, as described above.

(12)	Represents incentive bonus earned under the AIP.

Employment Agreements with Our Named Executive Officers

Messrs. Edelstein, Vigliotti, Shaffer and Bellardo have entered into employment agreements with the Company. The following descriptions of those agreements do not include the provisions thereof regarding payments upon termination or following a change in control of the Company, which are described in “Potential Payments upon Termination or Change in Control” below.

Employment Agreement with Mr. Edelstein - The Edelstein Agreement was executed on September 4, 2006, with a commencement date of September 5, 2006, and continues until it is terminated pursuant to its terms. Under the Edelstein Agreement, Mr. Edelstein serves as President and Chief Executive Officer, with an annualized base salary of not less than $495,000. Mr. Edelstein is eligible for an annual incentive bonus commencing in 2007. The target annual bonus for each year shall be 100% of base salary; provided, however, that the annual bonus payable for 2007 shall not be less than 50% (100% if we did not grant him stock options during 2007) of base salary. In addition, Mr. Edelstein was eligible for a bonus for 2006, which was to be no less than 50% (100% if we did not grant him stock options during 2006) of his base salary pro rated to reflect the number of days Mr. Edelstein was employed by us during the year. In addition, on March 29, 2007, the Board of Directors, acting on the approval and recommendation of the Compensation Committee, awarded Mr. Edelstein a discretionary bonus of approximately $40,000, as described above. We also provided Mr. Edelstein a one-time moving allowance in the amount of $150,000. We have committed to grant Mr. Edelstein, as soon as practicable after September 5, 2006, significant equity compensation in the form of either stock options or restricted stock. Any grants of equity compensation to Mr. Edelstein will be determined by our Compensation Committee or Board. If, during the fiscal year ending December 31, 2007, Mr. Edelstein has not received the equity compensation provided for in the Edelstein Agreement, his guaranteed annual bonus for 2007 (as described above) shall be 100% of base salary.

Employment Agreement with Mr. Vigliotti - The initial term of the Vigliotti Agreement expires on December 31, 2007. Thereafter, the Vigliotti Agreement renews annually unless it has been terminated in accordance with its terms. Under the Vigliotti Agreement, Mr. Vigliotti’s minimum annual base salary is $400,000. The Vigliotti Agreement provided that Mr. Vigliotti would receive between 50% and 200% of his target annual bonus. The Vigliotti Agreement provided that, for the year ended December 31, 2006, his target annual bonus would be $100,000 and the specified Company performance goal would be the earnings before interest, taxes, depreciation and amortization (EBITDA) from normal recurring operations (excluding among others, restructuring costs, professional fees and other costs associated with the ongoing SEC investigation and financial restatements and compensation expense associated with grants under our stock option plans) established in the 2006 budget provided to him on December 28, 2005.

On March 29, 2007, the Board of Directors, acting on the approval and recommendation of the Compensation Committee, awarded Mr. Vigliotti a bonus in the total of $225,000, as described above. This amount was above the amount required by the Vigliotti Agreement, and $50,000 above the amount that Mr. Vigliotti would have earned under an AIP-type calculation had it been applicable to his bonus. The discretionary portion of this award was based upon Mr. Vigliotti’s individual efforts during the year ended December 31, 2006 in connection with the Company’s review of its historical stock option grants, governmental investigations and lawsuits concerning stock options, the financial statement restatements and our initiatives to attract additional capital.

In subsequent years, Mr. Vigliotti’s target bonus will be at least 25% of his annual base salary and will be based on individual and corporate goals agreed to by our Compensation Committee or Board and Mr. Vigliotti prior to, or within two months after the start of, each calendar year.

Agreements with Mr. Shaffer - Mr. Shaffer served as our Executive Vice President - Finance & Administration pursuant to an employment agreement, dated January 1, 2005. This agreement was for a term of one year, renewing annually unless terminated in accordance with its terms. The agreement set Mr. Shaffer's annual base salary at $325,000. Effective July 1, 2005, the Compensation Committee increased Mr. Shaffer’s base salary to $341,250. Effective as of January 2006, Mr. Shaffer agreed to serve as Executive Vice President - Administration and, effective as of August 1, 2006, to no longer serve as an executive officer. During 2006, we and Mr. Shaffer entered into two amendments to his employment agreement that extended the term until January 2, 2007, unless extended by mutual agreement for a further term not to exceed six months. In March 2007, pursuant to a severance agreement, we extended his employment term through June 30, 2007.

Employment Agreement with Mr. Bellardo - Mr. Bellardo has served as General Counsel since March 2003, and served as our Secretary from June 2003 until April 1, 2007. Effective August 1, 2006, we executed an employment agreement with Mr. Bellardo that was to run through July 31, 2007 (the “2006 Bellardo Agreement”), pursuant to which Mr. Bellardo continued as our General Counsel and as an Executive Officer. Under the 2006 Bellardo Agreement, Mr. Bellardo's annual base salary was $248,063 and he had a target bonus for 2006 of 35% of his base salary ($86,822). His actual bonus for 2006 was to be calculated on the basis of our success in achieving certain goals specified in our AIP, and was to vary between 50% and 200% of the target bonus.

On May 15, 2007, we and Mr. Bellardo entered into an employment agreement (the "2007 Bellardo Agreement") that supersedes the 2006 Bellardo Agreement and, effective as of May 15, 2007, Mr. Bellardo agreed to no longer serve as an executive officer. Under the 2007 Bellardo Agreement Mr. Bellardo's base salary will continue to be $248,063 his annual bonus will continue to be no less than 35% of his then current annualized base salary and Mr. Bellardo will continue his employment with us until either party gives at least sixty days notice of termination. If Mr. Bellardo has not terminated his employment and we have not terminated his employment for Cause (defined as a misappropriation of funds from us) on or before June 30, 2007, we will pay Mr. Bellardo a cash bonus equal to three months of his base salary.

For a description of the severance agreements entered into with Messrs. Gasser, Hahn and Kragh, see the section above entitled “Compensation Discussion and Analysis - Severance Agreements”

For a description of options that were repriced during 2006, see “Repricing of Options/SARs of Named Executive Officers” below.

Grants of Plan-Based Awards in 2006

During 2006, we did not make any equity incentive plan awards and did not make any stock or option awards. The following describes the plan-based non-equity incentive awards granted to the Named Executives Officers relating to 2006.Annual Incentive Plan Related Awards.

On February 28, 2006, our Board of Directors, at the recommendation of the Compensation Committee, adopted an AIP, which was implemented in April 2006 for Messrs. Gasser, Shaffer, Kragh and Bellardo, as well as other senior management. The employment agreements of Messrs. Edelstein and Vigliotti specified their respective minimum 2006 bonuses. The Board of Directors, acting on the recommendation of the Compensation Committee, administers the AIP.

The AIP provides the opportunity for a cash bonus based on the performance of (i) the Company overall, (ii) the specific business unit of the executive, and (iii) the individual performance of the executive (collectively, the “Performance Factors”). The Performance Factors (A) are intended to clearly state the outcome to be achieved, (B) can be quantitatively determined, (C) are based on metrics that will respond to the executive’s performance of his or her responsibilities, (D) have a reasonable chance of being attained and (E) specify a time frame in which results should be achieved. Performance Factors are intended to be determined each year based upon input from management guided by our annual and long-term goals.

The amount of any actual payout under the AIP depends on the extent to which the applicable Performance Factors are achieved. Participants can earn from 0% to 200% of their target bonuses for achievement of pre-set weighted goals for company, business unit and individual performance. For our Named Executive Officers, the 2006 goal mix was weighted 80% for Company and 20% for individual performance. In April 2006, the Compensation Committee set the metric for the year ended December 31, 2006 as the 2006 budget for controllable margin from operations (“CMO”), defined initially as revenues less divisional direct costs (including direct cost of revenue and direct SG&A). The Compensation Committee believed that the use of the 2006 budget for CMO resulted in Performance Factors that could be quantitatively determined, were based on metrics that would respond to the executive’s performance of his or her responsibilities and had a reasonable chance of being attained. The AIP also included a funding trigger that required that the Company achieve positive net income after AIP payments in order to pay an AIP amount, regardless of Company, business unit or individual performance scores.

The AIP has a non-linear payout curve, which provides a 1:1 incentive leverage for performance between 90% and 110% of goal and a 9:1 incentive leverage for performance below 90% and above 110%. As compared to a linear payout curve, the non-linear payout curve provides a stronger disincentive for performance below 90% of goal and provides a stronger incentive to achieve performance above 110% of goal.

In October 2006, the Compensation Committee determined that the CMO, as then defined, included costs over which certain executives had little or no control. The Compensation Committee redefined the CMO to exclude non-operating, non-recurring extraordinary items, such as the expenses associated with the SEC inquiries and the 2005 Restatement, extraordinary payments made in connection with the $7.5 million convertible debt agreement, management severance costs, the costs of relocating our headquarters from Stamford, Connecticut, to New York, New York, and non-cash stock-based compensation from both the net income funding trigger and the CMO calculations. The Compensation Committee also determined that the initial performance goals were unlikely to be met and did not provide the executives an appropriate incentive to improve performance during the fourth quarter. Consequently, the Compensation Committee reset the performance goals to the mid-point between the original budget CMO and a revised forecast CMO. In addition, as a partial offset to a reduction in performance goals, the Compensation Committee reduced the target payouts to 95% of the original amounts.

In February 2007, management, under the supervision of the Compensation Committee determined the AIP bonus for participants in the AIP except for those participants who were direct reports of the CEO. Acting on the recommendation of the Compensation Committee, the Board of Directors awarded bonuses to certain of the CEO’s direct reports on February 27, 2007 and to the remainder of the CEO’s direct reports on March 29, 2007. Mr. Bellardo was awarded a bonus totaling $135,000, consisting of his AIP bonus and an additional discretionary bonus in recognition of his efforts during the year ended December 31, 2006, as described above.

The following table sets forth the amounts of the non-equity plan-based incentive awards granted to the Named Executives Officers relating to their 2006 service (as described above):

Name	Payouts During 2007 Under Non-Equity Incentive Plan Awards
P. Howard Edelstein	-
Robert Gasser	-
Steven Vigliotti	-
Mark Hahn	-
Lars Kragh	$68,811
Jay Shaffer	$78,375
Brian Bellardo	$85,000

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the number of shares of our common stock underlying unexercised options held by the Named Executive Officers on December 31, 2006:

		Number of Securities Underlying Unexercised Options
Name	Grant Date	Exercisable	Not Exercisable	Option Exercise Price($)		Option Expiration Date
P. Howard Edelstein	-	-	-	-		-
Robert Gasser	9/21/2001	225,000	-	$14.04	(1)	1/2/2007	(2)
	8/16/2002	100,000	-	$5.25	(3)	8/15/2012	(4)
	2/23/2004	6,667	-	$7.056	(5)	1/2/2007	(2)
Steven Vigliotti	-	-	-	-		-
Mark Hahn	9/16/2002	60,000	-	$5.32	(6)	9/15/2012	(7)
	1/2/2003	75,000	-	$4.50		1/01/2013	(7)
Lars Kragh	1/3/1997	225,000	-	$2.00		1/02/2007	(8)
	4/13/1999	2,250	-	$3.00		3/31/2007	(9)
	6/1/1999	54,000	-	$6.55		3/31/2007	(10)
	10/23/2001	12,500	-	$12.02		3/31/2007	(10)
	8/16/2002	16,000	-	$3.92		3/31/2007	(9)
	8/16/2002	4,000	-	$5.25	(11)	3/31/2007	(9)
	2/23/2004	6,667	3,333	$7.056	(5)	3/31/2007	(10)
Brian Bellardo	3/21/2003	25,000	-	$6.20	(12)	3/20/2013
	2/23/2004	6,667	3,333	$7.056	(5)	2/22/2014	(13)
Jay Shaffer	1/14/2005	25,000	50,000	$5.36		1/13/2015	(14)

(1)
On June 27, 2006, the Board of Directors, with the approval of and on the recommendation of the Compensation Committee, approved a change in the exercise price of this grant to Mr. Gasser from $12.80 per share to $14.04.

(2)	This grant expired unexercised on January 2, 2007, 90 days following Mr. Gasser’s departure from the Company.

(3)
On June 27, 2006, the Board of Directors, with the approval of and on the recommendation of the Compensation Committee, approved a change in the exercise price of this grant to Mr. Gasser from $3.92 per share to $5.25.

(4)
Mr. Gasser has indicated his intent to exercise this option. The request is expected to be honored once the Company is current with its periodic SEC reporting requirements and the S-8 registration statements applicable to the equity plans are again available to cover option exercises.

(5)	The fair market value for this grant was defined as the average of the closing price of our common stock on each of the 5 business days prior to the date of grant.

(6)
On June 27, 2006, the Board of Directors, with the approval of and on the recommendation of the Compensation Committee, approved a change in the exercise price of this grant to Mr. Hahn from $4.22 per share to $5.32.

(7)
Mr. Hahn has indicated his intent to exercise this option. The request is expected to be honored once the Company is current with its periodic SEC reporting requirements and the S-8 registration statements applicable to the equity plans are again available to cover option exercises.

(8)
Under the 1991 Plan, as amended, Mr. Kragh had 90 days to exercise the option following his departure from the Company on December 31, 2006; as an accredited investor, he exercised this option on March 29, 2007.

(9)
Mr. Kragh has indicated his intent to exercise this option. The request is expected to be honored once the Company is current with its periodic SEC reporting requirements and the S-8 registration statements applicable to the equity plans are again available to cover option exercises.

(10)	This grant expired unexercised on March 31, 2007, 90 days following Mr. Kragh’s departure from the Company. The unvested portion of the grant was forfeited on December 31, 2006.

(11)	On December 15, 2006, Mr. Kragh consented to an increase in the exercise price of this portion of his August 16, 2002 grant from $3.92 per share to $5.25.

(12)
On June 27, 2006, the Board of Directors, with the approval of and on the recommendation of the Compensation Committee, approved a change in the exercise price of this grant to Mr. Bellardo from $4.02 per share to $6.20.

(13)	The 3,333 options that were not vested as of December 31, 2006 vested on February 23, 2007.

(14)
An additional 20,000 options that were not vested as of December 31, 2006 vested on January 14, 2007. The remaining 30,000 unvested options, which were scheduled to vest 15,000 on each of January 14, 2008 and January 14, 2009, were cancelled when Mr. Shaffer's employment ended on June 30, 2007.

Repricing of Options/SARs of Named Executive Officers

On June 27, 2006, our Board of Directors, with the approval of and on the recommendation of the Compensation Committee, approved the following changes to stock option grants previously made to certain of our Named Executive Officers, none of which had been exercised:

Mr. Bellardo - raised the exercise price on an option grant effective March 21, 2003, of 25,000 shares to $6.20 per share from $4.02.

Mr. Gasser - raised the exercise price on an option grant effective September 21, 2001, of 325,000 shares to $14.04 per share from $12.80, declared null and void a modification to the vesting provision applicable to 100,000 options under this grant that would have provided for vesting on September 26, 2001 (thus retaining only that portion of the vesting provision that conditioned vesting on the attainment of certain performance goals); voided an option grant of 25,000 shares effective October 23, 2001; and raised the exercise price on an option grant effective August 16, 2002, of 100,000 shares to $5.25 per share from $3.92.

Mr. Hahn - determined that the grant date for an option grant of 60,000 shares was August 23, 2002 rather than the initially recorded grant date of September 16, 2002 and accordingly raised the exercise price to $5.32 per share from $4.22,.

On November 29, 2006, we offered to increase the exercise price of options for 4,000 shares of our common stock granted to Mr. Kragh (which represented a portion of a 20,000 share grant made to Mr. Kragh effective August 16, 2002) to $5.25 per share from $3.92. On December 15, 2006, Mr. Kragh consented to the increase.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised any options or had any stock awards vest during the year ended December 31, 2006.

Pension Benefits

The Company does not maintain a pension plan.

Nonqualified Deferred Compensation Plans

The Company does not maintain any non-qualified defined contribution or deferred compensation plans, and none of the Named Executive Officers had any non-qualified deferred compensation with us.

Potential Payments upon Termination or Change in Control

Mr. Edelstein. The Edelstein Agreement provides that upon any termination of Mr. Edelstein’s employment, he is entitled to:

•	accrued base salary through the date of termination,

•	payment of unpaid or unreimbursed expenses incurred in accordance with Company policy (to the extent the expenses were incurred prior to termination), and

•	any termination benefits provided under our employee benefit plans, in accordance with the terms of the applicable plans.

In addition, if Mr. Edelstein's employment is terminated by us without “Cause” or by Mr. Edelstein with “Good Reason” (as each term is defined in the Edelstein Agreement), Mr. Edelstein is entitled to:

•	any unpaid annual bonus in respect of any completed year prior to termination,

•	a pro rata annual bonus with respect to the year in which termination occurs, based on actual achievement of applicable annual performance objectives,

•	twelve (12) month continuation of base salary,

•	twelve (12) month continuation of health and life insurance benefits,

•	the greater of:

•	two (2) times his annual bonus for the immediately preceding fiscal year, or

•	150% of base salary, and

•	reimbursement for reasonable executive outplacement assistance expenses.

If Mr. Edelstein’s employment is terminated by us without Cause or by Mr. Edelstein with Good Reason within the twelve (12) month period following a Change of Control (as defined in the Edelstein Agreement and summarized below), all of our equity grants to him vest immediately.

In consideration for his employment and severance benefits, Mr. Edelstein has agreed to execute a release acceptable to us and has agreed to be subject to the following obligations, among others:

•
he will not work for a competitor during the “Restricted Period” (the 12 months following termination, extendable by up to another 12 months at the election of the Company upon payment of 1/12th of Mr. Edelstein’s base salary for each additional month),

•	he will not solicit our consultants and employees during the Restricted Period, and

•	he will not disclose our confidential information.

For purposes of the Edelstein Agreement, “Change of Control” means:

•	the acquisition by any person of 50% or more of our outstanding common stock,

•	a consolidation, merger or other transaction in which our stockholders retain less than 40% of the stock of the surviving entity,

•	a transfer of substantially all of our assets, or

•
a change in our Board of Directors in which the directors as of October 12, 2006, plus the directors appointed by Warburg Pincus, cease to constitute a majority of the members of our Board of Directors.

If we had terminated Mr. Edelstein without Cause or he had terminated his employment for Good Reason, as of December 31, 2006, he would have been entitled to:

•	the bonus payable in respect of 2006 in the amount of $159,923,

•	severance in the amount of $1,237,500 (base salary plus 150% of base salary), and

•	continuation of health benefits and life insurance for 12 months (for a cost to us of approximately $18,000).

Mr. Edelstein has not been awarded any equity in the Company; consequently, the Change of Control provisions in Mr. Edelstein’s employment agreement would not have had any impact on his severance.

Mr. Vigliotti. Under the Vigliotti Agreement, unless we terminate his employment for “Cause” or he terminates his employment without “Good Reason” (as each term is defined in the Vigliotti Agreement), Mr. Vigliotti is entitled to a severance equal to his base salary for the remainder of the term of the agreement, or one year, whichever is greater and eighteen (18) months continued participation in health and life insurance benefits.

If we terminate Mr. Vigliotti’s employment other than for Cause or he terminates his employment for any reason within one year after a “Change in Control” (as defined in the Vigliotti Agreement and summarized below), he is entitled to a severance (in lieu of continued base salary) as follows:

•
if he has been granted equity compensation awards that are at least 50% vested as of the termination of his employment, two (2) times the sum of his base salary plus either his annualized target bonus or, if greater, the actual bonus he received during the preceding year, on an annualized basis, or

•
if he has not been granted equity compensation awards that are at least 50% vested as of the termination of his employment, three (3) times the sum of his base salary plus either his annualized target bonus or, if greater, the actual bonus he received during the preceding year, on an annualized basis.

In consideration for his employment and severance benefits, Mr. Vigliotti has agreed to be subject to the following obligations, among others:

•
he will not solicit business or accept orders for products or services competitive with our products or services from any of our actual or prospective clients with whom he has dealt while employed by us, or solicit our employees to leave us, during the 6 months following termination after a Change in Control, and the lesser of 12 months or the period for which Mr. Vigliotti is entitled to severance following a termination other than after a Change in Control,

•	he will not disclose our confidential information, and

•	he will not disparage the Company.

For purposes of the Vigliotti Agreement, “Change in Control” means:

•	the acquisition by any person of more than 50% of the voting power or value of our stock,

•	the acquisition by any person during a 12 month period of more than 35% of the voting power of our stock,

•
the replacement during a 12 month period of a majority of the members of our Board of Directors by directors who are not endorsed by a majority of the members of our Board of Directors prior to the appointment or election, or

•	a transfer of more than 40% of our assets measured by their gross fair market value.

If we had terminated Mr. Vigliotti’s employment agreement without Cause or he had terminated his employment for Good Reason as of December 31, 2006, Mr. Vigliotti would have been entitled to compensation in the amount of $400,000 (one year base salary), and continuation of health benefits through June 2008 (for a cost to us of approximately $27,000). If Mr. Vigliotti had been terminated without Cause or he had terminated his employment for any reason on December 31, 2006, after a Change in Control, he would have been entitled to compensation in the amount of $1,500,000 (three times the sum of his base salary plus target bonus), and continuation of health benefits through June 2008 (for a cost to us of approximately $27,000).

The Vigliotti Agreement provides that we and Mr. Vigliotti will negotiate in good faith an agreement under which, unless the Vigliotti Agreement is terminated by us for Cause or by Mr. Vigliotti for Good Reason, Mr. Vigliotti would provide consulting services to us for up to one year, at Mr. Vigliotti’s election, following the termination of the Vigliotti Agreement.

Mr. Shaffer. Mr. Shaffer’s employment agreement, dated January 1, 2005, as amended on February 28, 2006 and August 1, 2006 (the “Shaffer Agreement”), provided that if we terminate his employment without “Cause” or he terminates his employment with “Good Reason”, Mr. Shaffer will receive his base salary through the respective expiration dates, a lump sum payment, as severance, equal to three months of his base salary plus continuation of health benefits for up to three months after termination, and, in certain circumstances, for a longer period of time, all as set forth in the Shaffer Agreement. The Shaffer Agreement did not contain a change in control provision.

If we had terminated Mr. Shaffer’s employment on December 31, 2006, without Cause, Mr. Shaffer would have been entitled to severance in the amount of approximately $87,182, and continuation of health benefits through March 2007 (for a cost to us of approximately $3,000).

On March 16, 2007, we entered into a severance agreement with Mr. Shaffer (the “Shaffer Severance Agreement”), under which Mr. Shaffer’s employment with us terminated on June 30, 2007. Under the Shaffer Severance Agreement, Mr. Shaffer will receive severance of six (6) months base salary and reimbursement of certain health insurance premiums for six (6) months.

In consideration for his severance benefits, Mr. Shaffer has executed a general release in favor of us and has agreed to be subject to the following obligations, among others:

•
during the 6 months following termination of his employment with us, he will not work for certain of our competitors or in any position in which it would be reasonably expected that he would use or disclose confidential information related to us,

•	during the 12 months following termination of his employment with us, he will not solicit any person to leave our employ, and

•	he will not disclose our confidential information.

Mr. Bellardo. The initial term of the 2006 Bellardo Agreement, effective August 1, 2006, was to expire on July 31, 2007. Under the 2006 Bellardo Agreement, we could have terminated Mr. Bellardo’s employment prior to July 31, 2007 in limited circumstances specified in that agreement. After July 31, 2007, the 2006 Bellardo Agreement would have extended on an annual basis for an additional year unless either party provided notice of non-renewal as specified in the 2006 Bellardo Agreement. Unless we had terminated Mr. Bellardo's employment for “Cause” or Mr. Bellardo had terminated his employment without “Good Reason” (as each term is defined in the 2006 Bellardo Agreement), upon a termination of employment, Mr. Bellardo would have been entitled to severance equal to his base salary for the remainder of the term of the 2006 Bellardo Agreement, or one year, whichever was greater, plus continued health benefits for the same period of time. A change in control of the Company would not have impacted the amount of severance to which Mr. Bellardo would have been entitled.

If we had terminated Mr. Bellardo’s employment under the 2006 Bellardo Agreement without Cause as of December 31, 2006, Mr. Bellardo would have been entitled to severance of $248,063, (his annual base salary), and continuation of health benefits for one year (for a cost to us of approximately $6,000).

Under the 2006 Bellardo Agreement, “Good Reason” included a material change in Mr. Bellardo’s reporting responsibilities or a change in his status as an Executive Officer. Beginning April 1, 2007, Mr. Bellardo has no longer been reporting to our Chief Executive Officer and has been reporting to Scott Bloom, Executive Vice President, Corporate Development and Chief Administrative Officer. Effective May 15, 2007, Mr. Bellardo is no longer serving as one of our Executive Officers.

On May 15, 2007, we and Mr. Bellardo entered into the 2007 Bellardo Agreement, which supersedes the 2006 Bellardo Agreement. Under the 2007 Bellardo Agreement, commencing on the Effective Date (the last day of Mr. Bellardo’s employment), unless his employment is terminated for Cause, Mr. Bellardo will receive an amount equal to his then current base salary, less applicable withholdings, for a period of twelve months (15 months if the Effective Date is after September 30, 2007). In addition, Mr. Bellardo will be entitled to receive a pro rata annual bonus under our annual bonus plan at target through the end of his employment with respect to the calendar year in which the Effective Date occurs. The 2007 Bellardo Agreement contains a general release of claims against the Company.

In consideration for his employment and severance benefits, Mr. Bellardo has agreed the following obligations, among others:

•	he will not work for certain competitors during the 6 month period following termination of his employment with us,

•	he will not solicit anyone to leave our employ during the 12 month period following termination of his employment with us,

•	he will not disclose our confidential information, and

•	he will not disparage the Company.

For a description of the severance agreements entered into with Messrs. Gasser, Hahn and Kragh, see the section above entitled “Compensation Discussion and Analysis - Severance Agreements.”

Other Agreements

In 2007, Messrs. Carley, Merrill and Bloom joined us as executive officers, and Mr. Henderson was appointed an executive officer. We have entered into the following agreements with these current executive officers:

Employment Agreement with Mr. Carley: In January 2007, we entered into an Employment Agreement, effective January 1, 2007, with W. Brennan Carley (the “Carley Agreement”), pursuant to which Mr. Carley is employed as Executive Vice President, Head of Business Operations and Chief Strategy Officer of the Company. Pursuant to the Carley Agreement, Mr. Carley’s annual base salary for 2007 is $300,000 and we paid Mr. Carley a signing bonus of $100,000, which is subject to repayment if Mr. Carley is no longer employed by us on January 1, 2008 (unless he is terminated by the Company without “Cause” or leaves for “Good Reason”, as each term is defined in the Carley Agreement). Mr. Carley has a target bonus for 2007 of $225,000 and for subsequent years of not less than 75% of his annual base salary. In each year, Mr. Carley’s target bonus will be based on goals and objectives adopted by us, consistent with the manner of adoption of goals and objectives for other senior management employees. Mr. Carley’s actual bonus in each year will be calculated on the basis of achievement of the specified goals and objectives. In addition, if we do not grant Mr. Carley an award of stock options during 2007, Mr. Carley will be entitled to a minimum bonus of $275,000.

The Carley Agreement provides that if we terminate Mr. Carley’s employment without Cause or he terminates his employment for Good Reason (as defined in the Carley Agreement), he will be entitled to receive a severance equal to his base salary for one year, plus, if the first tranche of any equity award made to him has not yet vested, an amount equal to his target bonus, pro-rated for the length of the Severance Period (as defined in the Carley Agreement).

Employment Agreement with Mr. Merrill: In January 2007, we executed an Offer Letter with David A. Merrill (the “Merrill Offer Letter”) pursuant to which Mr. Merrill became our Chief of Client Operations, effective January 22, 2007. Pursuant to the Merrill Offer Letter, Mr. Merrill’s base salary for 2007 is $300,000 per annum. Mr. Merrill has a target bonus for 2007 of $225,000, with the actual bonus varying based upon performance against targets to be determined by us. If we do not award Mr. Merrill equity during 2007, Mr. Merrill’s bonus will be targeted at not less than $275,000. For calendar year 2007, we will pay Mr. Merrill an additional bonus based upon incremental revenue growth over calendar year 2006 as follows: one percent (1%) of the first $10 million; two percent (2%) of the next $5 million; two and one half percent (2.5%) of the next $5 million; and one percent (1%) of any amount in excess of $20 million. If we adopt an Equity Incentive Plan, Mr. Merrill will be entitled to equity awards that would reflect Mr. Merrill’s senior role with us. In addition, if we adopt an Equity Incentive Plan that provides for the award of restricted stock, Mr. Merrill will be entitled to a one-time restricted stock grant with a value of $300,000 on the date of grant, which will vest 12 months following the date of grant. Mr. Merrill will forfeit the grant if he is not employed by us on the date the award vests (unless he is terminated by the Company without “Cause”, as defined in the Merrill Offer Letter). The Merrill Offer Letter provides that if we do not make an award of restricted stock with a market value of $300,000 within three (3) months of the start date of his employment with us, Mr. Merrill will be entitled to a cash payment of $300,000, which is subject to repayment if Mr. Merrill is not employed by us twelve months after this payment (unless we terminate his employment without Cause, as defined in the Merrill Offer Letter). On March 29, 2007, we awarded Mr. Merrill 48,169 shares of our restricted stock, with a market value of approximately $300,000 on that date, which award will vest on March 29, 2008.

The Merrill Offer Letter provides that if we terminate his employment without Cause, he will be entitled to receive a severance equal to his base salary for one year.

Employment Agreement with Mr. Bloom: In March 2007, we executed an Offer Letter with Scott A. Bloom (the “Bloom Offer Letter”). Pursuant to the Bloom Offer Letter, Mr. Bloom joined us in April 2007, with a base salary for 2007 payable at an annual rate of $300,000. Mr. Bloom has an annual target bonus of 60% of his base salary, subject to proration for 2007. Mr. Bloom’s bonus will be based upon performance against targets to be determined by us. In addition, if we do not grant Mr. Bloom an equity award during 2007, Mr. Bloom’s bonus for 2007 will be targeted at $230,000 (rather than 60% of his base salary), subject to proration, based upon performance against the targets established. In addition, we have agreed to reimburse Mr. Bloom for reasonable out-of-pocket relocation costs of $100,000, if incurred prior to the first anniversary of the commencement of his employment; provided that his new residence is closer to our offices in New York, NY than his current residence. This reimbursement is subject to repayment in the event that Mr. Bloom voluntarily terminates his employment without “Good Reason” or is terminated for “Cause” (as each term is defined in the Bloom Offer Letter) prior to the first anniversary of the commencement of his employment.

The Bloom Offer Letter provides that if we terminate his employment without Cause or he terminates his employment with Good Reason, he will continue to receive his base salary for twelve (12) months. If Mr. Bloom’s employment is terminated by him for Good Reason, or by us without Cause, within one year following a Change of Control (as defined in the Bloom Offer Letter), Mr. Bloom will also be entitled to:

•	a pro-rata annual bonus, plus,

•
if the termination occurs prior to the time at which the first tranche of any equity compensation granted to him vests, an amount equal to his target bonus, pro-rated over the twelve month severance period, and

•	reimbursement for his share of premiums for basic health and dental insurance benefits.

Employment Agreement with Mr. Henderson: In May, 2006, we entered into an employment agreement with Mr. Henderson (the “Henderson Agreement”). The initial term of the Henderson Agreement expires on December 31, 2007, renewing annually unless terminated pursuant to the terms set forth in the Henderson Agreement. Pursuant to the Henderson Agreement, Mr. Henderson’s annual base salary is $350,000 and his annual bonus is calculated on the basis of our AIP, with a target bonus of 50% of base salary.

Under the Henderson Agreement, unless we terminate his employment for “Cause” or he terminates his employment without “Good Reason" (each as defined in the Henderson Agreement), Mr. Henderson will be entitled to receive a severance equal to his base salary for the remainder of the term of the agreement, or one year, whichever is greater and twelve (12) months continued participation in health and life insurance benefits.

If we terminate Mr. Henderson’s employment other than for Cause or he terminates his employment for Good Reason within the twelve (12) month period following a Change in Control (as defined in the Henderson Agreement), he will be entitled to a severance (in lieu of continued base salary) as follows:

•
if he has been granted equity compensation awards that are at least 50% vested as of the termination of his employment, two (2) times the sum of his base salary plus either his annualized target bonus or, if greater, the actual bonus he received during the preceding year, on an annualized basis, or

•
if he has not been granted equity compensation awards that are at least 50% vested as of the termination of his employment, three (3) times the sum of his base salary plus either his annualized target bonus or, if greater, the actual bonus he received during the preceding year, on an annualized basis.

Mr. Henderson was designated as an Executive Officer of the Company on May 15, 2007.

Director Compensation

In April 2005, the Compensation Committee engaged Towers Perrin (“Towers”) to assist us in evaluating compensation for the Company’s directors. In July 2005, Towers reported its findings regarding director compensation to the Compensation Committee and the Board of Directors, and recommended certain changes to director compensation, including Board and Committee meeting fees and certain Committee Chair retainers. The Board of Directors, on the recommendation and approval of the Compensation Committee, adopted these changes.

Directors who are Company employees do not receive any additional compensation for their services as such, and directors who are not Company employees receive retainers and meeting fees for their services as such as shown in the chart below:

Schedule of Director Fees

Compensation Item	Amount
Annual retainers
Board member	$25,000
Board Chair	150,000	(1)(3)
Lead Director	25,000	(2)(3)
Audit Committee Chair	15,000	(3)
Compensation Committee Chair	10,000	(2)(3)
Corporate Governance and Nominating Committee Chair	5,000	(2)(3)
Per meeting fees
Board	1,000	(2)
Committee	750	(2)

(1)
In February 2007, the Board of Directors resolved that the non-executive Board Chair shall be compensated (i) at the rate of $150,000 per annum, effective March 1, 2007, and (ii) in the amount of $75,000 for service during the period September 4, 2006 through February 28, 2007. Previously, the Board Chair was an employee of the Company and accordingly was not separately compensated for services as Board Chair.

(2)	Effective July 28, 2005.

(3)	This retainer is paid in addition to the retainer for service as a Board member.

Directors who are not Company employees are also expected to receive annual stock-based awards. In 2005 and 2006, however, cash awards were made in lieu of such annual stock-based awards since the stockholder-approved equity plan in effect did not provide for the issuance of restricted stock awards, which the Board was considering at that time. In July 2005, Messrs. Wajnert, Lynch, Deehan and Jennings each received, in lieu of an annual stock-based award, a cash award of $55,000 with a one-year vesting requirement, which was paid in 2006. In November 2006, Messrs. Deehan, Gorman, Jennings, Lynch, Roberts and Wajnert each received, in lieu of an annual stock-based award, a cash award of $55,000, which was paid in 2006.

Director compensation during the year ended December 31, 2006 is shown in the table below.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Name	Director Fees Earned (1)	Cash Award in lieu of Equity Award (2)			Option Awards (3)		All Other Compensation		Total
Cary Davis	$1,000	-			-		-		$1,000
George Deehan	$60,750	$86,500	(2.a (2.b	) )	-	(4)	-		$147,250
Lon Gorman	$124,000	$55,000	(2.b	)	-		-		$179,000
Peter Hansen (5)	-	-			$14,337	(5)	$440,981	(6)	$455,318
William Janeway	$1,000	-			-		-		$1,000
William Jennings	$68,000	$86,500	(2.a (2.b	) )	$31,192	(7)	-		$185,692
William Lynch	$59,000	$86,500	(2.a (2.b	) )	-	(8)	-		$145,500
Richard Roberts	$38,000	$55,000	(2.b	)	-		$74,059	(9)	$167,059
Tom Wajnert	$90,750	$86,500	(2.a (2.b	) )	$58,950	(10)			$236,200

(1)	Includes director fees earned in 2006 (and paid in 2007). Does not include director fees earned in 2005 and paid in 2006.

(2)	Includes cash awards (in lieu of equity awards) earned in 2006. Does not include amounts related to such cash awards earned in 2005 and paid in 2006.

.a) Includes $31,500 (of a $55,000 cash award) granted in 2005 to Messrs. Wajnert, Deehan, Lynch and Jennings that vested during a 12-month period ending in 2006.

.b) In November 2006, Messrs Deehan, Gorman, Jennings, Lynch, Roberts and Wajnert each received, in lieu of an equity grant, a cash award of $55,000, which was paid in 2006.

(3)
Represents the stock-based compensation expense amounts recognized for financial statement reporting purposes under SFAS 123(R), rather than an amount paid to or realized by the named directors. There can be no assurance that the SFAS 123(R) amounts will ever be realized.

(4)	Mr. Deehan held options to purchase 124,000 shares of our common stock as of December 31, 2006.

(5)
Mr. Hansen stepped down as our President and Chief Executive Officer in November 2005 and ceased to be an executive officer at that time. His employment with us ended on December 31, 2006. He resigned as a director on April 10, 2007. Mr. Hansen held options to purchase 222,500 shares of our common stock as of December 31, 2006 of which 3,333 shares vested in 2006.

(6)
Represents amounts paid under the terms of Mr. Hansen’s employment agreement through December 31, 2006 including compensation paid in 2006 of $420,000, 401(k) matching contribution of $6,600, life insurance premiums paid by the Company of $816 and health insurance premiums paid by the Company of $13,565.

(7)	Mr. Jennings held options to purchase 60,000 shares of our common stock as of December 31, 2006 of which 40,000 vested in prior years and 20,000 vested in 2006.

(8)	Mr. Lynch held options to purchase 124,000 shares of our common stock as of December 31, 2006.

(9)	Represents amounts paid during 2006 for legal services provided by Mr. Roberts through Roberts & Associates and Richard Y. Roberts, Attorney at Law.

(10)	Mr. Wajnert held options to purchase 70,000 shares of our common stock as of December 31, 2006 of which 40,000 shares vested in 2005, 15,000 shares vested in 2006, and 15,000 shares will vest in 2007.

Repricing of Options/SARs of Directors

On June 27, 2006, our Board of Directors, with the approval of and on the recommendation of the Compensation Committee, approved the following changes to stock option grants previously made to certain members of our Board of Directors, none of which had been exercised:

Mr. Deehan - raised the exercise price on an option grant effective October 23, 2001, of 25,000 shares to $17.80 from $12.02 and on an option grant effective August 16, 2002, of 24,000 shares to $5.25 per share from $3.92.

Mr. Hansen - raised the exercise price on an option grant effective October 23, 2001, of 112,500 shares to $17.80 per share from $12.02 and on an option grant effective August 16, 2002, of 100,000 shares to $5.25 per share from $3.92.

Mr. Jennings - raised the exercise price on an option grant effective April 29, 2003, of 60,000 shares to $6.76 per share from $4.74.

Mr. Lynch - raised the exercise price on an option grant effective October 23, 2001, of 25,000 shares to $17.80 per share from $12.02 and on an option grant effective August 16, 2002, of 24,000 shares to $5.25 per share from $3.92.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of the common stock and Series B Preferred Stock of the Company as of May 31, 2007 by:

•
each person known by us to be the beneficial owner of more than 5% of the Company’s outstanding shares of common stock or Series B Preferred Stock, as the case may be (based solely upon the amounts and percentages contained in public filings made by such persons with the SEC under the Exchange Act),

•	each of our Named Executive Officers and directors; and

•	all of our executive officers (including our Named Executive Officers and all of our current executive officers) and directors as a group.

The amounts set forth in the table as beneficially owned by the persons indicated include shares which may be acquired by such persons within 60 days of May 31, 2007. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock or Series B Preferred Stock beneficially owned by them.

	Common Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Named Executive Officers

P. Howard Edelstein C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%
Robert Gasser C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	155,000 (2)	<1%	0	0%
Steven R. Vigliotti C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%
Mark Hahn C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	135,000 (3)	<1%	0	0%
Lars Kragh C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	330,041 (4)	<1%	0	0%
Jay Shaffer C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	45,000 (5)	<1%	0	0%
Brian Bellardo C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	35,000 (6)	<1%	0	0

	Common Stock		Series B Preferred Stock
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class

Directors

Cary Davis (7) 466 Lexington Ave New York, NY 10017	0	0%	0	0%
George Deehan C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	129,000 (8)	<1%	0	0%
Lon Gorman C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%
William Janeway (9) 466 Lexington Ave New York, NY 10017	0	0%	0	0%
William Jennings C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	62,000 (10)	<1%	0	0%
William Lynch C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	124,000 (11)	<1%	0	0%
Richard Roberts C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	0	0%	0	0%
Tom Wajnert C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	55,000 (12)	<1%	0	0%

All Directors and Executive Officers as a Group (19 Persons)	118,210(13)	3.1%	0	0%

>5% Ownership

Warburg Pincus Private Equity IX, LP 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Warburg Pincus IX, LLC 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Warburg Pincus & Co. 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Warburg Pincus LLC 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Warburg Pincus Partners LLC 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Joseph Landy C/O Warburg Pincus & Co. 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Charles R. Kaye C/O Warburg Pincus & Co. 466 Lexington Ave New York, NY 10017	18,685,000 (14)	35.1%	1,500,000 (15)	100%
Wellington Management Company, LLP 75 State Street Boston, MA 02109	4,854,339 (16)	13.1%	0	0%
Carl Warden C/O NYFIX, Inc. 100 Wall Street, 26th Floor New York, NY 10005	3,183,078 (17)	8.9%	0	0%

(1)	Based on 35,948,706 shares of our common stock issued and outstanding as of May 31, 2007.

(2)
Includes 55,000 shares of our common stock and 100,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Gasser with the SEC on July 10, 2006.

(3)	Represents 135,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the most recent Form 4 filed by Mr. Hahn with the SEC on February 25, 2004.

(4)
Includes 307,791 shares of our common stock and 22,250 shares of our common stock underlying options exercisable within 60 days based upon Company records, the most recent Form 4 filed by Mr. Kragh with the SEC on February 25, 2004, and communications with Mr. Kragh.

(5)	Represents 45,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the most recent Form 4 filed by Mr. Shaffer with the SEC on January 18, 2005.

(6)	Represents 35,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the most recent Form 4/A filed by Mr. Bellardo with the SEC on July 10, 2006.

(7)
Mr. Davis, who became a director of NYFIX, Inc. on October 12, 2006, is a partner of WP (as defined below in Note 15) and a member and Managing Director of WP LLC (as defined below in Note 15). As such, Mr. Davis may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the securities reported as beneficially owned by WP IX (as defined below in Note 15). Mr. Davis disclaims beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein. Mr. Davis does not directly own any shares of Series B Preferred Stock or our common stock.

(8)
Includes 5,000 shares of our common stock and 124,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Deehan with the SEC on July 10, 2006.

(9)
Mr. Janeway, who became a director of NYFIX, Inc. on October 12, 2006, is a partner of WP (as defined below in Note 15) and a member and Senior Advisor of WP LLC (as defined below in Note 15). As such, Mr. Janeway may be deemed to have an indirect pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the securities reported as beneficially owned by WP IX (as defined below in Note 15). Mr. Janeway disclaims beneficial ownership of such securities, except to the extent of any indirect pecuniary interest therein. Mr. Janeway does not directly own any shares of Series B Preferred Stock or our common stock.

(10)
Includes 2,000 shares of our common stock and 60,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Jennings with the SEC on July 10, 2006.

(11)	Represents 124,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Lynch with the SEC on July 10, 2006.

(12)	Represents 55,000 shares of our common stock underlying options exercisable within 60 days based upon Company records and the Form 4/A filed by Mr. Wajnert with the SEC on June 30, 2005.

(13)
Includes 700,250 shares of our common stock underlying options exercisable within 60 days. The figure set forth includes shares owned by the Named Executive Officers and our current executive officers and directors. Certain of the Named Executive Officers no longer served in those positions as of May 31, 2007. Our current executive officers and directors (identified in Item 10 of this Report on Form 10-K) beneficially owned approximately 1.2% of our common stock as of May 31, 2007.

(14)
Represents the aggregate of (i) 1,435,000 shares of our common stock, (ii) warrants to purchase 2,250,000 shares of our common stock and (iii) 1,500,000 shares of Series B Preferred Stock convertible into 15,000,000 shares of our common stock.

(15)
Warburg Pincus Private Equity IX, L.P., a Delaware limited partnership ("WP IX"), is the direct record owner of 1,435,000 shares of our common stock, 1,500,000 shares of Series B Preferred Stock, which is convertible into 15,000,000 shares of our common stock and the Warrant for the purchase of 2,250,000 shares of our common stock. The sole general partner of WP IX is Warburg Pincus IX, LLC, a New York limited liability company ("WP IX LLC"); Warburg Pincus Partners, LLC, a New York limited liability company ("WPP LLC"), is the sole member of WP IX LLC; Warburg Pincus & Co., a New York general partnership ("WP"), is the managing member of WPP LLC; Warburg Pincus LLC, a New York limited liability company ("WP LLC"), manages WP IX; and Charles R. Kaye and Joseph P. Landy are each Managing General Partners of WP and Co-Presidents and Managing Members of WP LLC. By reason of the provisions of Rule 16a-1 of the Exchange Act, WP, WP LLC, WPP LLC, WP IX LLC, Mr. Kaye and Mr. Landy may be deemed to be the beneficial owners of any securities that may be deemed to be beneficially owned by WP IX. Each of WP, WP LLC, WPP LLC, WP IX LLC, Mr. Kaye and Mr. Landy disclaim beneficial ownership of all shares of the Series B Preferred Stock beneficially owned by WP IX, except to the extent of any indirect pecuniary interest therein.

(16)	Based upon the Form 13G/A filed by Wellington Management Company LLP on February 14, 2007.

(17)
Based upon the Form 13D filed by Mr. Warden on December 15, 2005, includes (i) 100,000 shares of our common stock held by The Carl and Vicki Warden Family Foundation (the "Foundation"), of which Mr. Warden is the trustee, (ii) 551,626 shares of our common stock held in a multi-generational trust (the "Trust") and (iii) 606,292 shares of our common stock for which Mr. Warden has a power of attorney (the "Power of Attorney Shares") which enables him to vote and dispose of such shares. Mr. Warden disclaims beneficial ownership of the shares held by the Foundation and the Trust, as well as the Power of Attorney Shares. Does not include an aggregate of 1,613,810 shares of our common stock held by certain adult members of Mr. Warden’s family and their children.

The Company is not aware of any arrangements the operation of which may at a subsequent date result in a change in control of the Company.

Information regarding securities authorized for issuance under our equity compensation plans is set forth in Part II, Item 5 of this report on Form 10-K and is incorporated by reference in this section.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

Certain Relationships and Related Party Transactions

During 2006, Richard A. Castillo, a former Chief Financial Officer, was indebted to us under two promissory notes in the original principal amounts of $76,000 and $318,000, respectively. These notes, which were originally issued to us in July 2004 to replace earlier notes from Mr. Castillo, bore interest at the rate of 4.0% per annum, and were collateralized by assets in a brokerage account owned by Mr. Castillo, which consisted primarily of shares of our common stock. The largest aggregate principal amount outstanding under these notes during 2006 was $371,000. The principal amounts of this note plus interest were paid in full at their maturity in July 2006.

Richard Y. Roberts has served as a director since October 2005. During January and February of 2006, Mr. Roberts was a partner with Thelen Reid & Priest LLP (“Thelen”). We paid Thelen an aggregate of approximately $227,000 for legal services and related expenses provided by Thelen to the Company during 2006. Following his departure from Thelen, Mr. Roberts practiced law as Richard Y. Roberts, Attorney at Law, and as a partner in a successor firm, Roberts & Associates (jointly, the “Roberts Law Firm”). During 2006, the Roberts Law Firm provided approximately $74,000 of legal services to us.

From February 2006 until May 2006, we engaged RipTyde Partners, LLC (“RipTyde”), as consultants. Donald Henderson, who has served as our Chief Technology Officer since May 15, 2006, was a member and 25% owner of RipTyde. We paid approximately $120,000 in consulting fees to RipTyde for their services during 2006.

Pursuant to an agreement dated September 4, 2006, on October 12, 2006, we sold 1.5 million shares of Series B Preferred Stock to Warburg Pincus Private Equity IX, L.P, an investment vehicle affiliated with Warburg Pincus & Co., for an aggregate purchase price of $75,000,000. Each share of Series B Preferred Stock is convertible into 10 shares of our common stock at an initial conversion price of $5.00 per share. Dividends accrue on the Series B Preferred Stock at the rate of 7% per annum payable in shares of common stock determined based on the conversion price then in effect (currently $5.00). As part of the transaction, we also issued to Warburg Pincus Private Equity IX, L.P. warrants to purchase 2.25 million shares of our common stock at an exercise price of $7.75 per share. Cary J. Davis and William H. Janeway, who became Directors upon the closing of this transaction on October 12, 2006, are partners of Warburg Pincus & Co.

On May 9, 2007, Warburg Pincus purchased an aggregate of 1,207,500 shares of common stock from Peter K. Hansen, former Chairman and CEO of the Company, for an aggregate purchase price approximating $6,116,000 in a privately negotiated transaction. The transaction is described in Amendment No. 1 to Schedule 13D filed by Warburg Pincus on May 10, 2007.

Generally speaking, we review relationships and transactions in which the Company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Directors and executive officers must disclose to our General Counsel any situations which may involve such a material transaction or relationship and our General Counsel will notify the Corporate Governance and Nominating Committee of any transactions or relationships disclosed to him or of which he becomes aware. The Company will determine, based on the particular facts and circumstances, whether the Company or the related party has a direct or indirect material interest in the proposed transaction or relationship. Transactions that are determined to involve such a direct or indirect material interest on the part of the Company or the related person will be disclosed in accordance with SEC rules. The Corporate Governance and Nominating Committee may approve or ratify any such material transaction or relationship that it reviews.

 The July 2004 transaction with Mr. Castillo described above was reviewed by the Compensation Committee, whose members were the same as the members of the Corporate Governance and Nominating Committee at the time, except that Mr. Hansen was not a member of the former committee, and the Board in connection with their consideration of matters related to Mr. Castillo’s stock options. The Board and the Corporate Governance and Nominating Committee reviewed the provision of legal services by Mr. Roberts and the law firms with which he was associated in connection with the determinations in 2006 regarding Mr. Roberts’ independence as a director.  The transactions with RipTyde Partners described above were not subject to these procedures because they occurred before Mr. Henderson was employed by the Company. The sale of Series B Preferred Stock to Warburg Pincus was approved by the Board of Directors prior to the election of Messrs. Davis and Janeway as directors. The transaction between Warburg Pincus and Mr. Hansen was not subject to these procedures because the Company was not a party to the transaction.

Director Independence

The members of our Board of Directors are Lon Gorman, its Chairman, Cary Davis, George Deehan, Howard Edelstein, William Janeway, William Jennings, William Lynch, Richard Roberts and Thomas Wajnert. Our Board of Directors has determined that all directors, other than Mr. Edelstein, are independent under Nasdaq Rule 4200(a)(15), based on information known to us. Our Audit Committee members are Mr. Jennings, its Chairman, Mr. Wajnert, and Mr. Gorman. Each of the members of our Audit Committee is “independent” of management as independence for audit committee members is defined by Nasdaq rules.

Item 14.	Principal Accountant Fees and Services

Our current independent registered public accounting firm is Friedman LLP, who has served in this role since November 2005. Deloitte & Touche LLP was our former independent registered public accounting firm and audited our financial statements for the years ended December 31, 1999 through December 31, 2004.

The following table sets forth the aggregate fees billed by Friedman LLP and Deloitte & Touche LLP for audit services rendered in connection with the reports on fiscal 2006 and 2005 and for tax and other services rendered during fiscal years 2006 and 2005 on behalf of NYFIX and its subsidiaries, as well as all out-of-pocket costs incurred in connection with these services (in thousands):

Audit Fees:	2006	2005
Deloitte & Touche LLP	$-	$20
Friedman LLP	$550	$1,962
Audit-Related Fees:
Deloitte & Touche LLP	$-	$18
Friedman LLP	$85	$61
Tax Fees:
Deloitte & Touche LLP	$-	$399
Friedman LLP	$-	$-
All Other Fees:
Deloitte & Touche LLP	$-	$143
Friedman LLP	$-	$-

Total Fees	$635	$2,603

Audit Fees: Consists of fees for professional services rendered for the audits of NYFIX’s consolidated financial statements and review of the interim condensed consolidated financial statements included in our annual reports on Form 10-K and quarterly reports on Form 10-Q, as well as other services related to:

•	the 2005 Restatement related to our 1993 through 2004 consolidated financial statements included in our annual report on Form 10-K for 2005;

•
the audit of management’s assessment of the effectiveness of internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and the effectiveness of internal control over financial reporting, including approximately $200,000 and $240,000, related to fiscal years 2006 and 2005, respectively.

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

Audit-related fees, relating to our employee benefit plan, aggregating $15,000 and $18,000, were approved by the Audit Committee, rather than being waived pursuant to Rule 2-01, paragraph (c)(7)(i)(C) of SEC Regulation S-X, during the years ended December 31, 2006 and 2005, respectively.

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

(b) Exhibits

3.1	Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference from Appendix B to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 000-21324).

*3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant.

3.3	Amended By-Laws of the Registrant. Incorporated herein by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

3.4
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Voting Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock of the Registrant. Incorporated herein by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

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

4.3
Second Amendment to Rights Agreement between Mellon Investor Services, LLC (formerly known as Chase Mellon Shareholder Services, L.L.C.) and the Registrant dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 15, 2006 (File Number 000-21324).

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

10.3
Agreement and Plan of Merger among the Registrant, NYOlympus, Inc. and Javelin Technologies, Inc. dated as of March 12, 2002. Incorporated herein by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 15, 2002 (“Javelin 8-K”) (File Number 001-12292).

10.4
Amendment No. 1 to Agreement and Plan of Merger among the Registrant, NYOlympus, Inc. and Javelin Technologies, Inc. dated as of March 20, 2002. Incorporated herein by reference from Exhibit 2.2 to the Javelin 8-K (File Number 001-12292).

10.5
Amendment No. 2 to Agreement and Plan of Merger among the Registrant, NYOlympus, Inc. and Javelin Technologies, Inc. dated as of March 26, 2002. Incorporated herein by reference from Exhibit 2.3 to the Javelin 8-K (File Number 001-12292).

10.6
Employment Agreement between Peter K. Hansen and the Registrant dated June 24, 1991. Incorporated herein by reference from Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 10-K”) (File Number 000-21324).

10.7
Amendment No. 1, dated November 4, 2004, to the Employment Agreement between Peter K. Hansen and the Registrant dated June 24, 1991. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2004 (File Number 000-21324).

10.8
Amended and Restated 1991 Incentive Stock Option Plan of the Registrant. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1996 (File Number 001-12292).

10.9
Amendment No. 1 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (“2000 10-K”) (File Number 001-12292).

10.10
Amendment No. 2 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant. Incorporated herein by reference from Exhibit 10.5 to the 2000 10-K (File Number 001-12292).

10.11	NYFIX, Inc. 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File Number 001-12292).

10.12
Amendment No. 1 to NYFIX, Inc. 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (“2002 10-K”) (File Number 000-21324).

10.13	Employment Agreement between Robert C. Gasser and the Registrant dated September 21, 2001. Incorporated herein by reference from Exhibit 10.18 to 2002 10-K (File Number 000-21324).

10.14
Separation and Release Agreement between Robert C. Gasser and the Registrant dated as of September 4, 2006. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.15
Purchase Agreement, dated as of October 2, 2002, between Edward Brandman, Daniel Ryan, Ken DeGiglio and the Registrant relating to Renaissance Trading Technologies LLC (“RTT”). Incorporated herein by reference from Exhibit 10.13 to the 2002 10-K (File Number 000-21324).

10.16
Convertible Secured Promissory Note from RTT to the Registrant, dated as of October 2, 2002, in the principal amount of $1.5 million. Incorporated herein by reference from Exhibit 10.14 to the 2002 10-K (File Number 000-21324).

10.17	Amended and Restated Limited Liability Company Operating Agreement of RTT. Incorporated herein by reference from Exhibit 10.15 to the 2002 10-K (File Number 000-21324).

10.18
Secured Promissory Note from RTT to the Registrant, dated as of March 12, 2003, in the principal amount of $1.0 million. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 (File Number 000-21324).

10.19
Purchase Agreement, dated as of September 26, 2003, by and between the Registrant and the sellers of RTT. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003 (File Number 000-21324).

10.20	Employment Agreement between Lars Kragh and the Registrant dated January 1, 2003. Incorporated herein by reference from Exhibit 10.16 to the 2002 10-K (File Number 000-21324).

10.21
Separation Agreement and General Release, dated as of December 31, 2006, between NYFIX, Inc. and Lars Kragh. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed April 16, 2007 (File Number 000-21324).

10.22
Form of Agreement and Plan of Merger between NYFIX, Inc., a New York Corporation, and NYFIX (Delaware) Inc. Incorporated herein by reference from Appendix A to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 000-21324).

10.23
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

10.25
Advanced Recovery (AR) Schedule, dated February 15, 2000, to the Master Agreement dated October 15, 1997 between Comdisco, Inc. (Predecessor to Sungard) and NYFIX, Inc. listing additional equipment and extending the term of the agreement through February 15, 2005. Incorporated herein by reference from Exhibit 10.25 to the 2003 10-K (File Number 000-21324).

10.26
Addendum to Advanced Recovery (AR) Schedule, dated February 15, 2000, to the Master Agreement dated October 15, 1997 between Sungard Recovery Services LP and NYFIX Millennium, LLC, dated December 31, 2003, extending the term of the agreement through February 14, 2009 and changing the monthly Subscription Fees. Incorporated herein by reference from Exhibit 10.26 to the 2003 10-K (File Number 000-21324).

10.27
Purchase Agreement, dated December 30, 2004, by and between the Registrant and Whitebox Convertible Arbitrage Partners L.P. (“Whitebox”) incorporated herein by reference from Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 000-21324).

10.28
Convertible Promissory Note, dated December 30, 2004, by and between the Registrant and Whitebox, Incorporated herein by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 000-21324).

10.29
Registration Rights Agreement, dated December 30, 2004, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (“2004 10-K”) (File Number 000-21324).

10.30
Agreement, dated March 30, 2005, by and between the Registrant and Whitebox extending the Election Period on the Convertible Promissory Note. Incorporated herein by reference from Exhibit 10.33 to the 2004 10-K (File Number 000-21324).

10.31
Agreement to Amend Convertible Promissory Note and Registration Rights Agreement and to Waive Breaches, dated June 24, 2005, by and between Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.34 to the 2004 10-K (File Number 000-21324).

10.32
Employment Agreement between Jay D. Shaffer and the Registrant dated January 1, 2005. Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2005 (File Number 000-21324).

10.33
Amendment No. 1 to January 1, 2005 Executive Agreement between Jay D. Shaffer and the Registrant, effective as of February 23, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006 (File Number 000-21324).

10.34
Amendment No. 2 to January 1, 2005 Executive Agreement between Jay D. Shaffer and the Registrant, effective as of August 1, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.35
Employment Agreement between Steven R. Vigliotti and the Registrant dated January 31, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 000-21324).

10.36
Executive Agreement effective January 31, 2006 between NYFIX, Inc. and Mark R. Hahn. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 000-21324).

10.37
Amendment No. 1, dated August 1, 2006, to Executive Agreement dated January 31, 2006 between Mark R. Hahn and the Registrant. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2006 (File Number 000-21324).

10.38	Separation Agreement and General Release between Mark R. Hahn and the Registrant dated December 1, 2006. Incorporated herein by reference from Exhibit 10.43 to the 2005 10-K (File Number 000-21324).

10.39
Separation and General Release, dated as of February 17, 2006, by and between the Registrant and Keith R. Jamaitis. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2006 (File Number 000-21324).

10.40
Securities Purchase Agreement between the Registrant and certain clients of an institutional investor, dated June 29, 2006. Incorporated herein by reference from Exhibit 10.41 to the 2005 10-K (File Number 000-21324).

10.41
Registration Rights Agreement between the Registrant, certain clients of an institutional investor and Rhone Group Advisors, LLC dated July 5, 2006. Incorporated herein by reference from Exhibit 10.42 to the 2005 10-K (File Number 000-21324).

10.42
Employment Agreement between Brian Bellardo and the Registrant dated August 1, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2006 (File Number 000-21324).

10.43
Agreement between the Registrant and Brian Bellardo dated May 15, 2007. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 21, 2007 (File Number 000-21324).

10.44	Purchase Agreement between the Registrant, NYFIX Overseas, Inc. and G.L. Trade S.A. dated August 25, 2006. Incorporated herein by reference from Exhibit 10.2 to the 2005 10-K (File Number 000-21324).

10.45
Securities Purchase Agreement, dated as of September 4, 2006, by and between Warburg Pincus Private Equity IX, L.P. and the Registrant. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.46
Employment Agreement between Howard Edelstein and the Registrant dated September 4, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 000-21324).

10.47
Warrant, dated October 12, 2006, issued by the Registrant to Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.48
Registration Rights Agreement, dated October 12, 2006, between the Registrant and Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.49
Indemnification Agreement, dated October 12, 2006, between the Registrant and Cary Davis. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.50
Indemnification Agreement, dated October 12, 2006, between the Registrant and William Janeway. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 000-21324).

10.51
Employment Agreement between the Registrant and W. Brennan Carley effective as of January 1, 2007. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed January 16, 2007 (File Number 000-21324).

10.52
Agreement between the Registrant and David Merrill dated January 5, 2007. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed January 16, 2007 (File Number 000-21324).

10.53
Agreement between the Registrant and Scott A. Bloom dated March 15, 2007. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 4, 2007 (File Number 000-21324).

*10.54	Employment Agreement between the Registrant and Donald Henderson dated May 25, 2006.

21	Subsidiaries of the Registrant. Incorporated herein by reference from Exhibit 21.1 to the 2005 10-K (File Number 000-21324).

*23	Consent of Friedman LLP

*24	Power of Attorney (See signature page).

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

(c) Financial Statement Schedules

See Item 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYFIX, INC.

Dated: August 6, 2007	By:	/s/ P. Howard Edelstein
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

Signatures	Title	Date

/s/ Lon Gorman	Chairman of the Board of Directors	August 6, 2007
Lon Gorman

/s/ P. Howard Edelstein	President and Chief Executive Officer and Director	August 6, 2007
P. Howard Edelstein

/s/ Steven R. Vigliotti	Chief Financial Officer (Principal Financial Officer)	August 6, 2007
Steven R. Vigliotti

/s/ Cary J. Davis	Director	August 6, 2007
Cary J. Davis

/s/ George O. Deehan	Director	August 6, 2007
George O. Deehan

Signatures	Title	Date

/s/ William H. Janeway	Director	August 6, 2007
William H. Janeway

/s/ William C. Jennings	Director	August 6, 2007
William C. Jennings

/s/ William J. Lynch	Director	August 6, 2007
William J. Lynch

/s/ Richard Y. Roberts	Director	August 6, 2007
Richard Y. Roberts

/s/ Thomas C. Wajnert	Director	August 6, 2007
Thomas C. Wajnert

EXHIBIT INDEX

*3.2	Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant.

*10.54	Employment Agreement between the Registrant and Donald Henderson dated May 25, 2006.

*23	Consent of Friedman LLP

*24	Power of Attorney (see signature page)

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2005	F-3

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive
Loss for the Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
2006, 2005 and 2004	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NYFIX, Inc:

We have audited the accompanying consolidated balance sheets of NYFIX, Inc. and subsidiaries, as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NYFIX, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with U. S. generally accepted accounting principles.

As discussed in Notes 1 and 14 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NYFIX, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 1, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Friedman LLP
East Hanover, New Jersey
August 1, 2007

NYFIX, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$105,888	$20,572
Short-term investments	-	500
Accounts receivable, less allowances of $316 and $580, respectively	13,744	12,564
Clearing broker assets	422,880	456,575
Prepaid expenses and other current assets	4,435	4,680
Current assets of discontinued operations	-	3,310
Total current assets	546,947	498,201
Property and equipment, net	14,808	13,721
Product enhancement costs, net	5,900	7,229
Goodwill	58,193	58,234
Acquired intangible assets, net	1,966	4,202
Other assets, net	1,514	1,675
Long-term assets of discontinued operations	-	2,521
Total assets	$629,328	$585,783

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$25,133	$13,932
Clearing broker liabilities	422,429	456,825
Current portion of capital lease obligations	1,223	690
Current portion of long-term debt	188	259
Current portion of other long-term liabilities	1,235	1,174
Deferred revenue	4,212	3,868
Current liabilities of discontinued operations	-	2,396
Total current liabilities	454,420	479,144
Long-term portion of capital lease obligations	461	956
Long-term debt	7,412	7,673
Other long-term liabilities	3,662	3,062
Total liabilities	465,955	490,835
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 and no shares issued and outstanding;
liquidation preference of $76,137 and none, respectively	62,092	-
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 60,000,000 shares authorized; 36,654,986 shares and 33,784,293 shares issued, respectively	256,835	238,498
Accumulated deficit	(139,309)	(125,883)
Treasury stock, 1,133,778 and 1,188,290 shares, respectively, at cost	(16,224)	(17,004)
Notes receivable issued for common stock	-	(70)
Accumulated other comprehensive loss	(21)	(593)
Total stockholders' equity	163,373	94,948
Total liabilities and stockholders' equity	$629,328	$585,783

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenue:
Subscription and maintenance	$65,801	$59,720	$48,802
Product sales and services	2,943	3,157	2,001
Transaction	29,609	26,222	14,827
Total revenue	98,353	89,099	65,630
Cost of revenue:
Subscription and maintenance	32,638	30,388	25,976
Product sales and services	1,824	2,202	1,901
Transaction	15,901	15,949	10,161
Total cost of revenue	50,363	48,539	38,038
Gross profit	47,990	40,560	27,592
Operating expense:
Selling, general and administrative	49,237	40,979	36,086
Restatement, SEC investigation and related expenses	12,758	3,069	1,260
Depreciation and amortization	1,185	1,914	2,201
Restructuring charge	2,056	-	2,527
Loss from operations	(17,246)	(5,402)	(14,482)
Interest expense	(1,029)	(728)	(773)
Investment income	1,894	263	137
Other income (expense), net	20	(187)	(93)
Loss from continuing operations before income tax provision	(16,361)	(6,054)	(15,211)
Income tax provision	189	189	189
Loss from continuing operations	(16,550)	(6,243)	(15,400)
Income (loss) from discontinued operations, including gain on
sale of $4,035 in 2006	3,646	(174)	1,041
Net loss	(12,904)	(6,417)	(14,359)
Accumulated preferred dividends	(1,354)	-	-
Beneficial conversion feature on preferred stock (Note 10)	(18,139)	-	-
Loss applicable to common stockholders	$(32,397)	$(6,417)	$(14,359)
Basic and diluted loss from continuing operations per common share (net of accumulated preferred dividends and beneficial
conversion feature on preferred stock)	$(1.06)	$(0.19)	$(0.48)
Basic and diluted income (loss) from discontinued operations per
common share	0.11	(0.01)	0.03
Basic and diluted loss per common share	$(0.95)	$(0.20)	$(0.45)

Basic and diluted weighted average common shares outstanding	34,035	32,509	32,201

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
For the years Ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)

							Notes
	Series B Voting						receivable
	Convertible						issued	Accumulated
	preferred stock		Common				for	other	Total
	issued		stock issued		Accumulated	Treasury	common	comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Deficit	Stock	stock	loss	Equity
Balance December 31, 2003	-	$-	33,222,475	$235,008	$(103,506)	$(19,480)	$(74)	$(13)	$111,935
Comprehensive loss:
Net loss	-	-	-	-	(14,359)	-	-	-	(14,359)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(138)	(138)
Total comprehensive loss	-	-	-	-	-	-	-	-	(14,497)
Exercise of stock options	-	-	103,211	396	-	-	-	-	396
Issuance of common stock and treasury stock
(34,070 shares) for debt repayment	-	-	427,174	2,175	(321)	488	-	-	2,342
Stock-based compensation expense	-	-	-	589	-	-	-	-	589
Repayment of notes issued for purchase of
common stock	-	-	-	-	-	-	10	-	10
Interest accrued on notes for common stock,
net of payments	-	-	-	-	-	-	(3)	-	(3)
Balance December 31, 2004	-	-	33,752,860	238,168	(118,186)	(18,992)	(67)	(151)	100,772
Comprehensive loss:
Net loss	-	-	-	-	(6,417)	-	-	-	(6,417)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(442)	(442)
Total comprehensive loss	-	-	-	-	-	-	-	-	(6,859)
Exercise of stock options	-	-	31,433	125	-	-	-	-	125
Issuance of treasury stock f or debt repayment
(138,940 shares)	-	-	-	-	(1,280)	1,988	-	-	708
Stock-based compensation expense	-	-	-	205	-	-	-	-	205
Interest accrued on notes for common stock,
net of payments	-	-	-	-	-	-	(3)	-	(3)
Balance December 31, 2005	-	-	33,784,293	238,498	(125,883)	(17,004)	(70)	(593)	94,948
Comprehensive loss:
Net loss	-	-	-	-	(12,904)	-	-	-	(12,904)
Foreign currency translation adjustment	-	-	-	-	-	-	-	572	572
Total comprehensive loss	-	-	-	-	-	-	-	-	(12,332)
Issuance of treasury stock for debt repayment
(54,512 shares)	-	-	-	-	(522)	780	-	-	258
Private placement of common stock
(including 157,693 shares issued for placement
fees)	-	-	2,870,693	12,540	-	-	-	-	12,540
Private placement of convertible preferred
stock and common stock warrant	1,500,000	62,092	-	7,041	-	-	-	-	69,133
Record beneficial conversion feature related to
preferred stock	-	(18,139)	-	18,139	-	-	-	-	-
Amortize beneficial conversion feature related
to preferred stock	-	18,139	-	(18,139)	-	-	-	-	-
Beneficial conversion feature related to
convertible note	-	-	-	103	-	-	-	-	103
Stock-based compensation expense	-	-	-	859	-	-	-	-	859
Modification of stock options	-	-	-	(2,206)	-	-	-	-	(2,206)
Repayment of note issued for purchase of
common stock	-	-	-	-	-	-	71	-	71
Interest accrued on notes for common stock,
net of payments	-	-	-	-	-	-	(1)	-	(1)
Balance December 31, 2006	1,500,000	$62,092	36,654,986	$256,835	$(139,309)	$(16,224)	$-	$(21)	$163,373

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net loss	$(12,904)	$(6,417)	$(14,359)
Adjustments to reconcile net loss to cash provided by operating activities:
(Income) loss from discontinued operations	(3,646)	174	(1,041)
Depreciation and amortization	11,156	12,684	12,692
Restructuring charge	2,056	-	2,527
Stock-based compensation expense	859	205	589
Amortization of debt discounts and premiums	30	43	93
Deferred income taxes	148	148	148
Provision for doubtful accounts	2	97	555
Loss on debt extinguishment	-	255	-
Other, net	(2)	(2)	200
Changes in assets and liabilities:
Accounts receivable	(1,147)	(2,887)	(3,375)
Prepaid expenses and other assets	707	(561)	(543)
Clearing broker assets	33,695	(317,669)	(136,606)
Deferred revenue	348	1,200	395
Accounts payable, accrued expenses and other
liabilities	6,382	(1,415)	5,026
Clearing broker liabilities	(34,396)	318,389	136,736
Net cash provided by continuing operating activities	3,288	4,244	3,037
Net cash provided by discontinued operating activities	791	327	3,864
Net cash provided by operating activities	4,079	4,571	6,901
Investing activities:
Proceeds from sale of discontinued operations, net of cash disposed	8,439	-	-
Net sales of short-term investments	500	675	1,283
Capital expenditures for property and equipment	(5,819)	(3,404)	(6,557)
Capitalization of product enhancement costs	(2,444)	(3,492)	(5,087)
Tax benefit attributable to goodwill	41	41	41
Cash acquired from acquisitions, net of payments	-	-	1,226
Net cash provided by (used in) continuing investing activities	717	(6,180)	(9,094)
Net cash used in discontinued investing activities	(598)	(1,354)	(1,502)
Net cash provided by (used in) investing activities	119	(7,534)	(10,596)
Financing activities:
Proceeds from long-term debt	-	-	7,500
Financing costs	-	-	(283)
Repayment of long-term debt	(2)	(53)	-
Principal payments under capital lease obligations	(689)	(649)	(573)
Repayment of notes issued for purchase of common stock	71	-	10
Proceeds from issuance of common stock, net of issuance costs	12,540	125	396
Proceeds from issuance of preferred stock, net of issuance costs	69,133	-	-
Other, net	(595)	280	389
Net cash provided by (used in) continuing financing activities	80,458	(297)	7,439
Effect of exchange rate changes on cash	166	(438)	(384)
Net increase (decrease) in cash and cash equivalents	84,822	(3,698)	3,360
Cash and cash equivalents, beginning of year	21,066	24,764	21,404
Cash and cash equivalents, end of year	105,888	21,066	24,764
Less cash and cash equivalents of discontinued operations, end of year	-	494	830
Cash and cash equivalents of continuing operations, end of year	$105,888	$20,572	$23,934

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries and any other subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

The disposition of NYFIX Overseas, Inc. (“NYFIX Overseas”), as more fully described in Note 3, was accounted for as a discontinued operation for all periods presented. Unless otherwise indicated, all amounts in the accompanying footnotes relate to continuing operations.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Inventory consists of parts, finished goods and materials and is stated at the lower of cost, determined on a weighted average cost basis, or market and is included in prepaid expenses and other current assets. Inbound freight charges are included in inventory. When inventory is sold, the cost of inventory, including the inbound freight charges, is relieved and charged to cost of revenue.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Provisions, when required, are made to reduce excess and obsolete inventories to their estimated net realizable values. Inventory provisions are calculated using management’s best estimate of inventory value based on the age of the inventory, quantities on hand compared with historical and projected usage and current and anticipated demand.

The Company expenses advertising costs, primarily consisting of trade show promotions, as incurred. Advertising expense, which is included in selling, general and administrative expense, was $1.2 million, $1.2 million and $1.0 million, for the years 2006, 2005 and 2004, respectively.

Net Loss Per Share

Earnings (loss) per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”). Under SFAS 128, public companies are required to report both basic and diluted income (loss) per common share. Basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of convertible preferred stock, a convertible note payable and incremental shares of common stock issuable upon the exercise of stock options and warrants.

Operating Leases

Minimum rental expenses are recognized over the term of the lease. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and the amounts payable under the lease as deferred lease credits. The Company recognizes tenant allowances as an asset until reimbursement is received from the landlord and as a deferred lease credit at lease inception. The tenant allowances are amortized as a reduction to rent expense on a straight-line basis over the term of the lease.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Short-term investments consist of auction rate certificates with original maturities of less than twelve months. Such investments are stated at fair value, which approximates cost, as determined by the most recently traded price of each security at the balance sheet date. The Company’s short-term investments are classified as available-for-sale securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Short-term investments aggregating $0.4 million were pledged as security against certain obligations of the Company at December 31, 2005.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains or losses, net of tax, if any, reported as other comprehensive income (loss), which is a separate component of stockholders’ equity. Sales of securities are recorded by the specific identification method.

Accounts Receivable

Accounts receivable are stated at net realizable value by recording allowances for those amounts that the Company believes are uncollectible due to the inability of clients to make required payments or because of billing adjustments. These allowances are estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. As of December 31, 2006 and 2005, no single client accounted for more than 10% of accounts receivable.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Research and development costs, which are included in selling, general and administrative expense, consisting primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $0.2 million, $0.2 million, and $0.9 million for the years 2006, 2005 and 2004, respectively.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Foreign Currency Translation

Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations. Transaction gains and (losses) included in selling, general and administrative expense were $(0.1) million, $0.1 million and $ 0.3 million in 2006, 2005 and 2004, respectively.

Comprehensive Income (Loss)

The Company reflects other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity for goods or services; addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and focuses primarily on accounting for transactions in which an entity obtains employee services in stock-based compensation transactions. The fundamental premise of SFAS 123(R) requires that companies recognize the fair value of employee stock-based compensation awards as compensation cost in the financial statements, beginning on the grant date and it does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. Compensation cost is based on the fair value of the awards the Company expects to vest, amortized straight-line to expense over the vesting period (typically three to five years) or service period for each award.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company expects the adoption of SFAS 123(R) and SAB 107 to have a material impact on its consolidated financial statements in the future (after it resumes granting stock options as a component of employee compensation); however, the Company has suspended stock option granting activities since April 2005, as previously explained in its 2005 10-K. As a result, the impact of adopting SFAS 123(R) (including modification charges) on the Company’s operating results for the year ended December 31, 2006, was not materially different than had it continued to account for share-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, An Interpretation of APB Opinion No. 25 (“FIN 44”).

Prior to adopting SFAS 123(R), the Company accounted for stock-based compensation to employees and directors using the intrinsic value method prescribed in APB 25, and related interpretations with the pro-forma disclosures permitted under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”). Under APB 25, compensation cost for stock-based compensation is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. For fixed awards, compensation expense is measured based on the amount by which the quoted market price of the Company’s stock on the measurement dates exceeds the exercise price of the option granted, commonly referred to as the intrinsic value. No compensation expense is recognized if the exercise price is equal to or greater than the quoted market price of the Company’s stock on the measurement date. In those cases where the terms of an award were modified after the initial grant, such grants were remeasured to determine if additional compensation expense was needed. Modifications include, but are not limited to: acceleration of vesting, extension of the life (exercise period) during employment and extensions beyond 90 days following termination of employment, changes to the number of shares, and changes to the exercise price. Compensation expense, if any, for modified awards was determined in accordance with the provisions of FIN 44.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 10, 2005, the FASB issued FASB Staff Position (“FSP”) SFAS No.123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123(R)-3”). The Company has elected to adopt the alternative simplified transition method provided in FSP 123(R)-3 for calculating the beginning balance of the additional paid in capital pool (or “APIC pool”) of excess tax benefits available to absorb tax deficiencies recognized subsequent to its adoption. In addition, in accordance with SFAS 123(R), SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), and EITF Topic D-32, Intra-period Tax Allocation of the Tax Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

Pro Forma Net Loss and Loss per Share

The following table illustrates the effect on net loss and loss per common share for 2005 and 2004, respectively, as if the Company had applied the fair value recognition provisions of SFAS 123. The Company has estimated fair value using the Black-Scholes option pricing model.

(in thousands, except per share amounts)	2005	2004
Net loss	$(6,417)	$(14,359)
Add: Stock-based compensation expense included in net
loss, zero tax effect	205	589
Deduct: Stock-based compensation expense determined
under the fair value method, zero tax effect	(2,339)	(4,162)
Pro forma net loss	$(8,551)	$(17,932)
Basic and diluted loss per common share:
As reported	$(0.20)	$(0.45)
Pro forma	$(0.26)	$(0.56)
Basic and diluted weighted average common
shares outstanding	32,509	32,201

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company will adopt Statement 159 on January 1, 2008 and does not anticipate adoption to materially impact its consolidated financial position or results of operations.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold for tax positions taken or expected to be taken in a tax return. FIN 48 requires that entities recognize in their financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings upon adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007 and the adoption has not materially impacted its consolidated financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS 140”) and allows companies to elect to measure at fair value entire financial instruments containing embedded derivatives that would otherwise have to be accounted for separately. SFAS 155 also requires companies to identify interest in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest- and principal-only strips are subject to SFAS 133, and amends SFAS 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company adopted SFAS 155 on January 1, 2007 and the adoption has not materially impacted its consolidated financial position or results of operations.

2.  Property and Equipment

Property and equipment consisted of the following at December 31, 2006 and 2005:

			Useful Lives
(in thousands )	2006	2005	(Years)
Computer software	$5,641	$3,572	4 - 5
Leasehold improvements	2,776	3,741	2 - 10
Furniture and equipment	4,145	4,673	3 - 7
Subscription and data center equipment	35,059	31,845	3 - 5
Total property and equipment, gross	47,621	43,831
Less: Accumulated depreciation	32,813	30,110
Total property and equipment, net	$14,808	$13,721

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Assets held under capital leases, included in the above, consisted of the following at December 31, 2006 and 2005:

			Useful Lives
(in thousands )	2006	2005	(Years)
Furniture and equipment	$63	$64	5
Data center equipment	2,886	2,289	3 - 5
Total property and equipment held under
capital leases, gross	2,949	2,353
Less: Accumulated depreciation	1,046	459
Total property and equipment held under
capital leases, net	$1,903	$1,894

Depreciation and amortization expense for property and equipment was $5.0 million, $6.9 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Of these amounts, $3.8 million, $5.0 million and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, were included in cost of revenue. Amortization expense for assets held under capital leases included above was $0.6 million, $0.8 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

3. Acquisitions and Dispositions

Acquisition of EuroLink

On March 6, 2002, the Company acquired a convertible preferred stock interest in EuroLink Network, Inc. (“EuroLink”), with its operations based in Madrid, Spain, for $2.0 million in cash. The preferred stock automatically converted into a 40% common stock interest on March 6, 2004.

Although the Company did not initially own a majority of the voting interest, the Company deemed it appropriate to consolidate the balance sheet and results of operations of EuroLink as it had control over the operating decisions of EuroLink. In addition to the Company providing substantially all of the financial support to EuroLink, the Company provided the technological infrastructure and expertise used in the business. Since there was no equity attributable to the other shareholders’ interests, there was no minority interest to absorb any portion of the losses of EuroLink.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The purchase price of the acquisition of the minority interest of EuroLink in 2004 has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition, as follows:

(in thousands)
Assets:
Intangible assets	$408
Goodwill	116
Total assets acquired	524
Liabilities:
Current liabilities	50
Total liabilities assumed	50
Net assets acquired	$474

Sale of NYFIX Overseas

In August 2006, the Company disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised the Company’s Order Book Management Systems (“OBMS”) Division. Pursuant to terms of the agreement which closed August 25, 2006 (the “Sale Agreement”), the initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing.

There is also an earn-out adjustment, under the Sale Agreement, which provides eligibility for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

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

For two years following the closing and subject to certain exceptions, under the Sale Agreement, the Company has agreed not to develop or market any product that is directly competitive with the OBMS product of NYFIX Overseas.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly all financial statements presented reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation.

The net assets of NYFIX Overseas were as follows as of December 31, 2005:

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)
Cash and cash equivalents	$494
Accounts receivable, net	2,804
Prepaid expenses and other current assets	12
Property and equipment, net	403
Other assets, net	2,118
Accounts payable and accrued expenses	(1,808)
Deferred revenue	(588)
Net assets	$3,435

Revenue and income (loss) before income tax provision of NYFIX Overseas, excluding previously allocated overhead charges, through the date of disposition in 2006 and for the years ended December 31, 2005 and 2004 were as follows:

	Year Ended December 31,
(in thousands)	2006(a)	2005	2004
Revenue	$4,988	$8,518	$9,186
(Loss) Income before income tax provision excluding
gain on sale	$(389)	$(174)	$1,041
Gain on sale	4,035	-	-
Income (loss) before income tax provision including
gain on sale in 2006	$3,646	$(174)	$1,041

(a) Includes operations through August 25, 2006

4. Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets relate to past acquisitions, including the acquisitions of EuroLink, Renaissance Trading Technologies, LLC (“Renaissance”), NYFIX Millennium, L.L.C. (“NYFIX Millennium”) (see Note 10) and Javelin Technologies, Inc. (“Javelin”). In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, the Company has set October 1 as its annual testing date for goodwill impairment. As of October 1, 2006, 2005 and 2004, the Company performed its annual tests for impairment on a reporting unit basis using the discounted cash flow method. There was no indication of impairment to the value of goodwill for the years ended December 31, 2006, 2005 and 2004.

The tax basis of goodwill related to the Company’s acquisition of Renaissance exceeded the book basis of goodwill by approximately $0.8 million. As the tax benefits of the deductible goodwill are realized on the Company’s tax returns, the tax benefits attributable to the excess tax basis are recognized for financial reporting purposes as reductions of goodwill in accordance with SFAS 109.

The following table presents the changes in the carrying amount of goodwill by reportable segment (reporting unit - see Note 16) for the years ended December 31, 2006 and 2005.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Transaction
	FIX	Services
(in thousands)	Division	Division	Total
Balance as of December 31, 2004	$48,424	$9,851	$58,275
Renaissance (adjustment for tax benefits)	(20)	(21)	(41)
Balance as of December 31, 2005	48,404	9,830	58,234
Renaissance (adjustment for tax benefits)	(21)	(20)	(41)
Balance as of December 31, 2006	$48,383	$9,810	$58,193

Acquired intangible assets consisted of the following at December 31, 2006 and 2005:

	2006		2005
	Gross		Gross		Useful
	Carrying	Accumulated	Carrying	Accumulated	Lives
(in thousands)	Amount	Amortization	Amount	Amortization	(Years)
Existing technology	$8,500	$7,460	$8,500	$5,864	5 - 7
Customer related intangibles	3,138	2,590	3,108	2,008	5
Trademarks and other	800	422	800	334	6 - 14
Total	$12,438	$10,472	$12,408	$8,206

Amortization expense of acquired intangible assets was $2.3 million for each of the years ended December 31, 2006, 2005 and 2004, and is included in cost of revenue.

The Company’s estimate of future amortization expense for acquired intangible assets that exist at December 31, 2006, is as follows:

(in thousands)
2007	$1,134
2008	293
2009	238
2010	150
2011	28
Thereafter	123
Total	$1,966

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Securities borrowed	$421,435	$454,098
Securities failed-to-deliver	-	357
Deposits with clearing organizations and others	1,061	1,209
Receivables from clearing organizations	384	911
Total clearing broker assets	$422,880	$456,575
Securities loaned	$422,429	$456,431
Securities failed-to-receive	-	394
Total clearing broker liabilities	$422,429	$456,825

Securities Lending

The Company receives collateral under securities borrowed transactions which it is allowed by contract or custom to sell or repledge. As of December 31, 2006, securities borrowed with a fair value of $405.0 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the years ended December 31, 2006 and 2005 were as follows:

(in thousands)	2006	2005
Interest earned	$14,697	$7,567
Interest incurred	(13,287)	(6,682)
Net	$1,410	$885

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium at December 31, 2006 were 2.17 to 1 and 0.98 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is an ISD Category B registered firm of the Financial Services Authority (“FSA”) in the U.K. NYFIX International is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of December 31, 2006, the regulatory net capital/resources and excess amounts were as follows:

	Regulatory Net	Excess Regulatory Net
(in thousands)	Capital/Resources	Capital/Resources
NYFIX Clearing	$25,430	$25,180
NYFIX Transaction	269	230
NYFIX Millennium	2,831	2,646
	28,530	28,056
NYFIX International	1,434	599
	$29,964	$28,655

Credit Risk

In the normal course of business, the Company settles securities transactions with counterparties in connection with its execution businesses and its matched-book stock borrow/stock loan business. This activity may expose the Company to off-balance sheet risk arising from the potential that counterparties may fail to satisfy their obligations. In the event counterparties fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments, at unfavorable market prices, to satisfy those obligations. The Company also clears certain of its securities transactions with its institutional counterparties through third-party clearing firms on a fully disclosed basis. These agreements provide that the clearing firms may have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. The Company mitigates the risk of counterparty nonperformance by reviewing, on an ongoing basis, the credit standing of its counterparties and by its membership in the stock loan hedge program of the Options Clearing Corporation (the “OCC”). The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2006, approximately 44% of the Company’s stock borrow/stock loan transactions outstanding were processed through the OCC. The Company believes that the settlement of these transactions will not have a material effect on the Company’s financial position.

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

6. Restructuring Costs

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During 2006, the Company relocated its corporate headquarters from Stamford, Connecticut to New York City, signed an agreement to sublet the office space previously occupied in Stamford and reached an agreement to lease additional space at its New York City office at 100 Wall Street. The Company recorded a restructuring charge of $2.1 million in September 2006, which consisted primarily of the fair value of the remaining rent payments (net of estimated sub-lease income), plus real estate commissions, leasehold improvements for the sub-tenant, employment costs, moving costs and write-offs of property and equipment. The restructuring activities were substantially completed at December 31, 2006.

The liabilities related to the restructuring charges are included in current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the total restructuring costs incurred, costs paid or otherwise settled, and the remaining unpaid or otherwise unsettled accrued liabilities as of December 31, 2006 and 2005.

(in thousands)	Lease costs, net of sublease income	Property and equipment write-offs	Severance	Total
2004 restructuring costs	$2,097	$319	$111	$2,527
Cash payments	(501)	-	(96)	(597)
Non-cash charges and other	144	(319)	(15)	(190)
Remaining liability at December 31, 2004	1,740	-	-	1,740
Cash payments	(601)	-	-	(601)
Non-cash charges and other	55	-	-	55
Remaining liability at December 31, 2005	1,194	-	-	1,194
Cash payments	(237)	-	-	(237)
Non-cash charges and other	50	-	-	50
Remaining liability at December 31, 2006	1,007	-	-	1,007
2006 restructuring costs	1,201	855	-	2,056
Cash payments	(665)	-	-	(665)
Non-cash charges and other	668	(855)	-	(187)
Remaining liability at December 31, 2006	1,204	-	-	1,204
Total restructuring liability at
December 31, 2006	$2,211	$-	$-	2,211
Less: current portion				(481)
Long-term portion				$1,730

7. Other Balance Sheet Information

Prepaid expenses and other current assets consisted of the following at December 31, 2006 and 2005:

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	2006	2005
Income taxes receivable	$1,078	$1,071
Prepaid expenses	1,828	1,289
Inventory	102	557
Other	1,427	1,763
Total prepaid expenses and other current assets	$4,435	$4,680

Inventory consisted of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Parts and materials	$319	$739
Work in process	3	7
Finished goods	36	120
Total inventory, gross	358	866
Less: Allowance for obsolescence	256	309
Total inventory, net	$102	$557

The capitalized cost and accumulated amortization related to product enhancement costs were as follows at December 31, 2006 and 2005:

(in thousands)	2006	2005
Product enhancement costs, gross	$22,039	$19,604
Less: Accumulated amortization	16,139	12,375
Product enhancement costs, net	$5,900	$7,229

Amortization expense of product enhancement costs of $3.8 million, $3.4 million and $2.6 million for the years ended December 31, 2006, 2005 and 2004, respectively, is included in cost of revenue. Amortization expense of other assets of $83,000, $83,000 and $29,000 for the years ended December 31, 2006, 2005 and 2004, respectively, was included in cost of revenue, and $0, $35,000 and $29,000 for the years ended December 31, 2006, 2005 and 2004, respectively, was included in depreciation and amortization expense.

Accounts payable and accrued expenses consisted of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
Accounts payable	$11,052	$7,646
Taxes, other than income and payroll taxes	834	1,252
Compensation and related	6,276	3,122
Modification of stock-based awards (Note 14)	2,601	-
Sale of NYFIX Overseas working capital adjustment (Note 3)	1,318	-
Penalties on reporting delinquency (Note 10)	631	-
Other	2,421	1,912
Total accounts payable and accrued expenses	$25,133	$13,932

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  Long-Term Debt and Capital Lease Obligations

Long-term debt consisted of the following at December 31, 2006 and 2005:

(in thousands)	2006	2005
EuroLink Notes	$-	$67
Renaissance Notes	188	365
5% Convertible Note	7,500	7,500
Less: unamortized discount on 5% Convertible Note	(88)	-
	7,600	7,932
Less: Current portion	(188)	(259)
Long-term debt	$7,412	$7,673

Convertible Note

At December 31, 2006 and 2005, the Company had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. This note was issued in December 2004 through a private placement to a lender. As a result of the restatements of the Company’s financial statements for the year ended December 31, 2003, the Company was in breach of certain representations and warranties relating to those financial statements that constituted events of default under this note. This note was amended on June 24, 2005, at which time the lender waived all existing defaults, extended the requirement to have a registration statement be effective for the shares of the Company's common stock that may be issued as payment of principal or interest and the conversion price was reduced (as amended, the “Note”).

The interest is payable in cash or, at the Company’s option as described below, by the issuance of shares of its common stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June 30, 2005.

The Note is subordinated to all existing and future secured indebtedness of the Company. The lender has certain rights which require the Company to register the common stock to be issued upon conversion of the Note or for payment of interest, under the Securities Act of 1933, as amended (the “Securities Act”). Such registration statement was to be effective by March 31, 2006 and since it was not, the Company is required to pay additional interest, in cash, for each month the effectiveness is delayed. The additional interest varies by month and has an aggregate cap of $500,000 for the duration of the Note. The Company paid $338,000 of such additional interest in 2006 and accrued the remaining $162,000 of additional interest during the fourth quarter of 2006.

The entire outstanding principal amount of the Note, together with all accrued but unpaid interest is due in cash on December 30, 2009; and except under certain conditions, the Company has no right of early prepayment on the Note.

In exchange for the June 2005 amendment, the Company agreed to reduce the price at which the lender can convert the Note into its common stock from $6.94 to $5.75 per common share (the “Conversion Price”), a 16% premium over the average of the Company’s common stock closing price for the five trading days preceding June 24, 2005. This modification to the Note resulted in a greater than 10% change in the fair value of the embedded conversion feature and accordingly was considered a debt extinguishment. As a result, the unamortized debt issuance costs as of June 24, 2005 of $255,000 were written off.

The Conversion Price may be reduced if the Company issues shares of common stock at a price below the Conversion Price then in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the Note and other transactions previously approved by the Company’s Board of Directors. Upon the private placement of the Company’s common shares which closed in July 2006 (see Note 10), the conversion price was reduced from $5.75 per common share before the issuance to the current $5.66 per common share. As a result, the Company recorded a discount to the convertible note of approximately $0.1 million related to a beneficial conversion feature which was triggered by the adjustment to the conversion price. The beneficial conversion feature was calculated as the incremental shares into which the convertible note could be converted based on the revised conversion price multiplied by the market price of the Company’s common stock on the commitment date. The discount is being accreted over the remaining term of the note.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Note is not considered to be conventional convertible debt, as it is not convertible into a fixed number of shares. Therefore, the embedded conversion option and other derivatives of the Note are subject to the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. However, since the circumstances under which the conversion price can be reset are within the control of the Company and the additional interest payments required for not timely registering the shares is a reasonable estimation of the difference between registered and unregistered securities, separate accounting for embedded derivatives is not required.

At the option of the Company, the Note is convertible into its common stock at the lender’s conversion rate at any time provided the Company’s common stock has exceeded 150% of the Conversion Price, or $8.49 per common share, for at least ten trading days in the thirty day trading period ending within five trading days prior to the date the Company gives notice of the conversion and provided that the Company has an effective registration statement covering the public resale of such shares. If the Company converts the Note prior to December 30, 2007, the Company is required to pay an additional make-whole interest payment equal to the present value of the remaining interest payments in either cash or the Company’s stock at the Company’s discretion.

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

Renaissance Notes

At December 31, 2006 and 2005, the Company had $188,000 and $365,000, respectively, outstanding in principal value due on notes issued in connection with the 2003 acquisition of the remaining 82% of the membership units of Renaissance. The notes, which were originally issued with a face value of $3.0 million, were discounted at 5.5% to $2.7 million, and are payable in annual installments through June 2007 at the Company’s option in its common stock or cash. In July 2006, the Company issued 40,491 shares from treasury stock with an aggregate market price of $191,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. During 2006, $14,000 of interest accreted on these notes.

EuroLink Notes

At December 31, 2005, the Company had $67,000 in outstanding principal value on notes issued in connection with the acquisition of the remaining 60% of EuroLink (see Note 3). The notes, which were originally issued with a face value of $0.5 million, were discounted at 5.5% to $474,000 and were payable at the Company‘s option in its common stock or cash on April 28, 2005. During 2006, the Company issued 14,021 shares from treasury stock to a EuroLink promissory noteholder as final payment towards the note with an aggregate market value agreed in April 2005 of $67,000.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual maturities on long-term debt

Annual maturities on long-term debt outstanding at December 31, 2006 were as follows:

(in thousands)
2007	$193
2008	-
2009	7,500
Total payments	7,693
Less amount reflecting accreted interest and unamortized discounts	(93)
Principal balance outstanding at December 31, 2006	$7,600

Long-term debt has an estimated fair value of $11.2 million at December 31, 2006. The fair value of the $7.5 million convertible note was estimated using current market interest rates and the Black-Scholes option pricing model on the conversion option using the following assumptions:

Estimated risk-free interest rate	5.0%
Expected term, equals life of convertible debt (in years)	3
Expected volatility	60%
Expected dividend yield	0%

The carrying value of the Renaissance Notes approximates fair value.

Capital Lease Obligations

At December 31, 2006, the Company was committed under capital lease obligations with interest rates ranging from 5.00% to 9.34% with maturities ranging from May 20, 2007 to June 1, 2008. At December 31, 2006 and 2005, capital lease obligations were $1.7 million and $1.6 million, respectively, of which $1.2 million and $0.7 million, respectively, was classified as a current liability. Future minimum lease payments under capital leases at December 31, 2006 were as follows:

(in thousands )
2007	$1,300
2008	471
Total minimum payments	1,771
Less: amount representing interest	87
Present value of minimum capital lease payments	1,684
Less: Current portion	(1,223)
Long-term portion of capital lease obligations	$461

9.  Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases for office space and equipment, under telecommunication services contracts and under software purchase, license and maintenance agreements.

Operating leases for office space contain escalation clauses for base rent, maintenance and real estate tax increases.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Future minimum obligations under operating leases and purchase obligations with remaining terms in excess of one year, net of sublease income, approximate the following:

		Minimum
	Minimum	Sublease
(in thousands )	Payments	Income	Net
2007	$5,985	$(1,053)	$4,932
2008	6,006	(1,063)	4,943
2009	4,397	(1,072)	3,325
2010	3,749	(872)	2,877
2011	2,887	(602)	2,285
Thereafter	6,330	(2,177)	4,153
Total	$29,354	$(6,839)	$22,515

Rent expense was $4.4 million, $4.6 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-based Compensation Related Matters

SEC Investigation

By letter dated October 28, 2004, the Division of Enforcement of the SEC informed the Company that it was conducting an informal investigation related to certain stock option grants. On February 25, 2005, the Company filed a current report on Form 8-K, which indicated that the Company believed that the matter was a formal inquiry. The Company is cooperating with the SEC with respect to this matter. The Company believes it is substantially complete with regard to producing all documents responsive to document requests and a subpoena. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including the Company’s former independent registered public accounting firm.

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

Shareholder Derivative Actions

On or about June 1, 2006, the Company was served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al. in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, the Company was named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al. in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, the Company’s current General Counsel and former Secretary and the Company’s former Executive Vice President and President of NYFIX Millennium. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 5, 2006, the U.S. District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; for an accounting of all stock options granted to the individual defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the filing of the Federal Court Consolidated Complaint. In June, 2007, plaintiffs filed a corrected amended consolidated complaint (the “Federal Court Amended Consolidated Complaint” and with the Federal Court Consolidated Complaint, the “Federal Court Consolidated Complaints”). The Federal Court Amended Consolidated Complaint drops eight individual defendants (two current directors, two former directors, a former Chief Executive Officer and director, a former Chief Financial Officer, a former Chief Information Officer and a former Executive Vice President of the Company and President of NYFIX Millennium), two counts for rescission and breach of contract and the count for violation of Section 14(a) of the Exchange Act and adds a count under Section 20 of the Exchange Act. The ten counts of the Federal Court Amended Consolidated Complaint are based on claimed backdating of stock option grants and an allegedly false and misleading Form 10-K filed in June 2005.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company has recorded a liability of $1.0 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL). In 2006, the Company remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. The remedies that can be taken prior to December 31, 2007, with respect the 409A exposure related to rank and file employees, are currently being evaluated.

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

Pending Exercises

Since the Company has not been current with its SEC reporting obligations, it generally did not issue shares to employees and directors in connection with the exercise of stock options from July 2005 to July 2007. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby the Company will honor awards to former employees who have validly notified the Company in writing of their intent to exercise. (See Note 14 for a more detailed discussion)

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines.

As of December 31, 2006, the Company had outstanding options covering 1,089,906 shares for which it had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). Fair market values of the Company’s common stock on the dates of these notifications ranged from $2.90 to $7.35. The weighted average fair market value for such shares underlying options on the respective notification dates was $5.99 . At December 31, 2006, the fair market value of the Company’s common stock was $6.30. The Company estimated that its potential cash exposure as of December 31, 2006, due to declines in its stock price after such notifications, was less than $0.1 million.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the first six months of 2007, the Company was notified of additional intents to exercise. As discussed further in Note 10, during the first six months of 2007 certain pending notifications were resolved through exercise. As of June 30, 2007, Pending Exercises totaled 1,030,150 shares. The range of fair market values for the Company’s common stock on the dates of the corresponding notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. The Company estimated that its potential cash exposure as of June 30, 2007, due to declines in its stock price after such notifications, was less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of the Company’s stock declines once option holders are able to exercise and sell the underlying shares.

During the six months ended June 30, 2007, the Company paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled, related to expired options covering 21,375 shares, aggregated $0.1 million. The Company has additional cash exposure if it cannot settle Pending Exercises with stock prior to their expiration going forward.

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

As a result of this internal review, in its 2005 10-K, the Company restated its consolidated financial statements for prior periods and related financial statement disclosures to reflect adjustments necessary, reducing its previously reported results by a net amount of $42.1 million (the “2005 Restatement”). The items adjusted consisted of stock-based compensation, acquisitions and investments, revenue recognition, income taxes and treasury stock. The findings of the Company’s internal review of historical stock-based compensation awards included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards, (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings which included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings which included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25.0 million charge in March 2000, based on the incremental intrinsic value on the date assumed to be the modification date.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NYFIX Millennium - SEC Inquiry

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As noted separately in the consolidated statements of operations, the Company incurred $12.8 million, $3.1 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of the Company’s former independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. Amounts incurred during the year ended December 31, 2006 also included penalties of $0.6 million due to the Company’s delinquency in its periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.4 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

10.  Stockholders’ Equity

Nasdaq Delisting Proceeding

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company’s securities on the Nasdaq National Market, subject to the Company’s filing of its quarterly report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC and internal investigation into the Company’s accounting for stock option grants (see Note 9), the Company was unable to make this filing by October 31, 2005 and the Company’s common stock was delisted from the Nasdaq National Market on November 1, 2005.

As a result of this delisting, the Company’s common stock is currently traded in the over-the-counter (“OTC”) securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX. Stockholders may find it more difficult to obtain accurate quotes and execute trades in the OTC market. In addition, if the market price of the Company’s common stock is less than $5.00 per share, the Company’s common stock could be considered a penny stock and become subject to the regulations applicable to penny stocks.

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock. The Company’s Board of Directors has designated 0.1 million shares as Series A Preferred Stock for issuance in connection with the Stockholders’ Rights Plan discussed below. In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On September 4, 2006, the Rights Agreement was amended to exclude the acquisition by Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”) of the 1.5 million shares of Series B Voting Convertible Preferred Stock issued on October 12, 2006 (see Private Placements) from triggering the exercise period for the Rights.

Private Placement- Convertible Preferred Stock

On October 12, 2006 (the “Commitment Date”), the Company closed a Securities Purchase Agreement (“SPA”) with Warburg Pincus, pursuant to which Warburg Pincus acquired 1.5 million shares of the Company’s preferred stock designated as Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and a warrant to purchase shares of common stock of the Company (the “Warrant”) for $75 million (the “Preferred Stock SPA”). The Company intends to use the proceeds, after deducting a 6% placement agent fee and other transaction related expenses aggregating $5.9 million, for general corporate purposes and business development activities.

The holders of the Series B Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of the holders of common stock on an as-if-converted basis, with the exception of the election of directors. With respect to the election of directors, for so long as Warburg Pincus continues to hold more than 50% of Series B Preferred Stock initially issued to it pursuant to the Preferred Stock SPA, the holders of Series B Preferred Stock shall have the right, voting separately as a class, to appoint and elect two directors of the Company.  In addition, if certain financial representations in the Preferred Stock SPA are proved to be incorrect as of the date it was made in any material respect, the holders of Series B Preferred Stock shall have the right, voting separately as a class, to appoint and elect a third director of the Company.

 Pursuant to the Registration Rights Agreement entered into (in connection with the Preferred Stock SPA), the Company is obligated to use reasonable business efforts to (become current with regard to its periodic reporting with the SEC under the Exchange Act) obtain authorization for its common stock to be relisted on a “Principal Market”, as defined in the Registration Rights Agreement. Beginning on the first anniversary of the closing date of the Preferred Stock SPA, Warburg Pincus has the right to make a written request to the Company to register “Registrable Securities,” as defined in the Registration Rights Agreement. “Registrable Securities” include shares of the Company’s common stock: that are issued upon conversion of the Series B Preferred Stock, issued as a dividend, and any other shares held or acquired by Warburg Pincus.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In addition, the terms of the Series B Preferred Stock include a restriction on the payment of dividends to holders of common stock unless certain financial conditions are met. In addition, the Company shall not declare or pay any dividends on shares of common stock unless the holders of the Series B Preferred Stock shall simultaneously receive a dividend on a pro rata basis as if the Series B Preferred Stock `had been converted into shares of common stock.

In the event of a liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred Stock are entitled to receive a liquidation preference payment of an amount in cash per share equal to the greater of i) the initial purchase price of the Series B Preferred Stock plus dividends in arrears or ii) the payment that would be received by the holders if the Series B Preferred Stock were converted into common stock immediately prior to such liquidation, dissolution or winding up and the holders had received all dividends in arrears in shares of common stock through the date of the liquidation. The holders of the Series B Preferred Stock may also elect to receive a liquidation preference payment (including dividends through the third anniversary of issuance to the extent not previously paid) upon the occurrence of an event constituting a change in control, provided such event is approved by the Company’s Board of Directors. Since the triggering event for this redemption feature is within control of the Company, the Series B Preferred Stock is considered permanent equity of the Company.

Each share of Series B Preferred Stock is convertible at any time, initially into 10 shares of common stock at an initial conversion price of $5.00 per common share. The conversion price is subject to adjustment to provide for anti-dilution protection upon certain events, including stock splits or combinations, stock dividends, rights distributions and similar events. The conversion price is also subject to adjustment in the case of certain issuances of the Company’s common stock which are at a price below the conversion price then in effect and if certain of the Company’s financial representations in the Preferred Stock SPA are proved to be incorrect in any material respect as of the date they were made. Since the conversion option is clearly and closely related to the Series B Preferred Stock, separate accounting for the conversion option is not required.

At any time following the 18-month anniversary of the closing date, the Series B Preferred Stock will be convertible into shares of common stock at the option of the Company, in whole or in part, if the price per share of the Company’s common stock reaches certain levels ranging from 3.5 times the conversion price for the period between the 18-month and 36-month anniversaries of the closing date to 2.5 times the conversion price for the period following the 5-year anniversary of the closing date.

If Warburg Pincus becomes the beneficial owner of 45% or more of the common stock of the Company on an as-if-converted fully diluted basis, Warburg Pincus must exchange the shares of capital stock of the Company owned in excess of 45% for Series C Non-Voting Convertible Preferred Stock (the “Series C Preferred”). The terms of the Series C Preferred are substantially similar to the terms of the Series B Preferred Stock except that the holders of Series C Preferred will not be entitled to any voting rights.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pursuant to the Preferred Stock SPA, the Company held a stockholders meeting on February 27, 2007, at which a proposal to increase the Company’s number of authorized shares of common stock from 60 million to 100 million was approved.

Beneficial Conversion Feature - Convertible Preferred Stock

Upon the issuance of the Series B Preferred Stock, the Company recorded a beneficial conversion feature (“BCF”) charge to loss applicable to common stockholders of $18.1 million. The BCF charge considered in the calculation of the loss per common share for the year ended December 31, 2006, resulted in an additional loss per basic and diluted common share of $0.54. The BCF was calculated using the fair market value of the Company’s common stock on the Commitment Date, subtracting the accounting conversion price and then multiplying the resulting amount by the sum of the number of shares of common stock into which the convertible preferred stock is convertible.

The determination of the accounting conversion price requires an allocation of the equity proceeds between the Series B Preferred Stock and the Warrant based on their relative fair values. The fair value of the Series B Preferred Stock was determined based on the fair market value of the underlying common stock of the Company as of the Commitment Date, into which it was immediately convertible. The fair value of the Warrant was calculated using a Black-Scholes option pricing model with the following assumptions:

Estimated risk-free interest rate	5.0%
Expected term, equals life of warrant (in years)	10
Expected volatility	70%
Expected dividend yield	0%

Common Stock and Treasury Stock

At December 31, 2003, the Company had outstanding 31,861,175 shares of common stock, with 1,361,300 held in treasury.

Private Placement - Common Stock

In a private placement transaction which closed on July 5, 2006 (the “Closing Date”), the Company issued 2,713,000 shares of its common stock to certain clients of an investment manager (the “Buyers”) for an aggregate purchase price of $12.6 million (the “Common Stock SPA”). The Company also issued 157,693 shares of its common stock to pay placement agent fees equivalent to 6% of the gross proceeds.

Pursuant to a registration rights agreement entered into on the Closing Date (in connection with the Common Stock SPA), the Company was obligated to use its best efforts to become current in its reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring a liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In the fourth quarter of 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration statement covering these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45- or 120-day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in a liability of the Company to the Buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Uses and Repurchases - Common Stock and Treasury Stock

In July 2004, the Company issued 51,828 shares of its common stock to certain noteholders of Renaissance as the first principal payment under the promissory notes, valued at $246,000. In April and September 2004, pursuant to notice from certain noteholders after the Company’s technical default, as to timely periodic reporting, on the promissory notes, the Company issued, in the aggregate, 388,616 shares of its common stock (of which 13,270 shares were issued from its treasury stock) as payment for $2.0 million in principal amount of such notes. In October 2004, the Company issued an additional 20,800 shares of its common stock, from its treasury stock to certain unitholders of Renaissance in connection with a price protection provision. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates of $321,000 during 2004 was charged directly to retained earnings. In addition, during 2004, the Company issued an aggregate of 103,211 shares pursuant to the exercise of employee stock options.

During 2005, the Company issued 85,738 shares from treasury stock to the EuroLink promissory noteholders as payment towards the notes with an aggregate market value agreed in April 2005 of $408,000. Pursuant to receiving default notices from certain of the Renaissance noteholders, as a result of not being current with SEC filings, the Company, in April 2005, issued 16,801 shares from treasury stock with an aggregate market price of $84,000 in full settlement of certain notes. In July 2005, the Company issued 36,401 shares from treasury stock with an aggregate market price of $216,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates of $1,280,000 during 2005 was charged directly to retained earnings. In addition, during 2005, the Company issued an aggregate of 31,433 shares pursuant to the exercise of employee stock options.

During 2006, the Company issued 40,491 shares from treasury stock with an aggregate market price of $191,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. In August 2006, the Company issued 14,021 shares from treasury stock to a EuroLink promissory noteholder as final payment towards the note with an aggregate market value agreed in April 2005 of $67,000. The excess of the average cost of treasury shares over the fair value of such shares on the reissuance dates during 2006, or $522,000, was charged directly to retained earnings.

As a result of the foregoing activity, including the 2006 private placement of common stock, the Company had the following common shares issued, held in treasury and outstanding as of the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Common shares issued	36,654,986	33,784,293	33,752,860
Common shares held in treasury	(1,133,778)	(1,188,290)	(1,327,230)
Common shares outstanding	35,521,208	32,596,003	32,425,630

Subsequent Stock Issuances

On January 25, 2007 and June 19, 2007, the Board of Directors declared dividends payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006 and June 30, 2007, respectively. As a result, the Company issued 227,500 and 526,327 restricted shares of common stock, with fair values of approximately $1,354,000 and $3,426,000, respectively, based on the market price of its common stock on the respective declaration dates. These accumulated dividends are reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share (see Note 15).

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the first quarter of 2007, certain stock options on the pending list aggregating 225,000 shares, held by an accredited investor (and former executive officer), were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date.

Also during March 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of a provision in his employment agreement requiring issuance of shares worth $300,000.

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

11.  Income Taxes

Significant components of the income tax provision were as follows for the years ended December 31, 2006, 2005 and 2004:

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands )	2006	2005	2004
Current tax provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	-	-	-
	-	-	-
Deferred tax provision:
Federal	109	109	109
State	39	39	39
Foreign	-	-	-
	148	148	148
	148	148	148
Benefit applied to reduce goodwill	41	41	41
Income tax provision	$189	$189	$189

The United States and foreign components of loss from continuing operations before income tax provision were as follows for the years ended December 31, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004
United States	$(16,456)	$(6,606)	$(14,991)
Foreign	95	552	(220)
Total	$(16,361)	$(6,054)	$(15,211)

The Company’s effective tax (benefit) rate differs from the federal statutory rate of 35% as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Statutory federal tax (benefit) rate	(35)%	(35)%	(35)%
State and local taxes, net of federal benefit	(7)%	(7)%	(7)%
Foreign tax rate differential	0%	0%	0%
Valuation allowance	42%	43%	42%
Other	1%	2%	1%
Effective tax rate	1%	3%	1%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following at December 31, 2006 and 2005:

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	2006	2005
Deferred tax assets:
Bad debt expense	$238	$241
Deferred revenue	987	1,159
Intangible asset amortization	872	606
Compensation expense attributable to stock options	3,513	4,739
Restructuring charge	932	503
Capitalized product enhancement costs	1,520	1,170
Net operating loss carryforwards	22,243	15,872
Basis difference in NYFIX Millennium	2,457	3,080
Research and development tax credit carryforwards	1,600	1,600
Basis difference in discontinued operation	-	2,016
Capital loss carryforward	325	-
Other	507	630
Total deferred tax assets	35,194	31,616
Deferred tax liabilities:
Depreciation and amortization	555	497
Amortization of goodwill related to Renaissance	480	332
Other	56	56
Total deferred tax liabilities	1,091	885
Net deferred tax assets	34,103	30,731
Valuation allowance	(34,583)	(31,063)
Net deferred tax liabilities	$(480)	$(332)

At December 31, 2006, the Company had federal net operating loss carryforwards (“NOLs”) of $51.5 million, which may be used to offset future taxable income, if any. The Company’s federal NOLs expire between 2022 and 2026. A portion of the Company’s federal NOLs ($4.1 million) associated with the Javelin acquisition is subject to an annual limitation of $2.2 million, as defined in Section 382 of the Internal Revenue Code. At December 31, 2006, the tax benefits available on state and local returns for NOLs were $6.5 million, with portions expiring at various dates from 2009 to 2026. Portions of the federal and state research and development tax credit carryforwards outstanding at December 31, 2006 expire at various dates from 2016 to 2023. As described in Note 1, the Company maintains a valuation allowance in accordance with SFAS 109 of $34.6 million and $31.1 million on its net deferred tax assets at December 31, 2006 and 2005, respectively. These amounts exclude the offsetting impact of the deferred tax liability for amortization of goodwill related to Renaissance due to its indefinite life. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets. The net deferred tax liabilities as of December 31, 2006 and 2005 are included in other long term liabilities in the accompanying consolidated balance sheets.

The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company’s stock option plans give rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes.

Compensation expense attributable to non-qualified stock options granted gives rise to a temporary difference and is not deductible by the Company for federal and state income tax purposes until stock options are exercised. When stock options are canceled prior to being exercised, the Company does not receive any tax benefit and records the reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance. Such reductions in deferred tax assets related to awards that were either cancelled or voided were $1.9 million and $12.5 million during the years ended December 31, 2006 and 2005, respectively.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Related Party Transactions

During 2005 and part of 2006, Richard Y. Roberts, who has served as a director since October 2005, was a partner of Thelen Reid & Priest, LLP (“Thelen”), a firm which represented the Company in various matters. During 2006 and 2005, the Company incurred approximately $227,000 and $322,000, respectively, in connection with legal services (and related expenses) provided to the Company by Thelen. During 2006, Mr. Roberts was a partner in Roberts & Associates. In 2006, the Company incurred approximately $74,000 collectively in connection with legal services (and related expenses) that Mr. Roberts, Attorney-at-Law and Roberts & Associates provided to the Company.

During 2004, the Company had a note receivable of $70,000, plus accrued interest, from a former Chief Financial Officer in connection with his exercise of options for the Company’s common stock, with an annual interest rate of 5.5%, and a maturity date of May 13, 2004. In addition, the Company had a note receivable of $300,000, plus accrued interest from the same former officer, with an annual interest rate of 5.5%, and a maturity date of July 2, 2004.

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

13. Employee Benefit Plans

The Company sponsors a 401(k) retirement plan (the “401(k) Plan”) covering substantially all of its United States employees who meet eligibility requirements. The 401(k) Plan permits participants to contribute a percentage of their annual compensation, as defined, not to exceed the Federal limits. The 401(k) Plan permits the Company to match a portion of the employees' contributions. The Company matched employees’ contributions up to 3% of their annual compensation, subject to limitations, in each of 2006, 2005 and 2004. The Company’s contributions under the 401(k) Plan are discretionary.

The Company also maintains various benefit plans for its international employees. The Company may make discretionary contributions to these plans.

The aggregate cost of contributions made by the Company to all employee benefit plans were $0.7 million, $0.5 million and $0.6 million in 2006, 2005 and 2004, respectively.

14. Stock Option Plans

 As described in Note 9, the Company has performed a detailed forensic review of its historical stock-based awards. As a result of this review, the Company has identified certain stock option grants that may not comply with certain terms of the respective stock option plans then in effect. For employees not involved in the grant approval process, the Company has determined it appropriate to honor all such awards as they appear in the Company’s records. For directors and for officers involved in the grant approval process, the Company has either voided or adjusted the exercise prices for such awards where, based on the state of the documentation or process involved, there is doubt as to the appropriateness of the Company’s prior practices regarding grant date and/or exercise price. In addition, the Company has determined that stock options issued to employees directly by Mr. Hansen, as CEO, and not later ratified by the Board of Directors or the Compensation Committee were validly issued under a long standing practice of implied delegated authority.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Although not specifically stated in the 2001 Plan and the 1991 Plan, the Company’s practice was to allow option recipients who terminated their employment for any reason other than disability, death or misconduct to have a 90 day period following the date of termination in which to exercise any options that had vested prior to the termination of service.

2001 Stock Option Plan

On March 13, 2001, the Company’s Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) under which a total of 2,000,000 shares of the Company’s common stock were authorized for issuance. The 2001 Plan was approved at the Company’s Annual Meeting of Stockholders held on June 4, 2001. In 2002, the Company amended the 2001 Plan to increase the total number of shares of the Company’s common stock available for issuance to 3,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 10, 2002. Pursuant to the 2001 Plan, as amended, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. The Board of Directors, or a committee to whom the Board of Directors has delegated authority, selects individuals to whom options are granted. Generally, options become exercisable over a three-year period and expire in ten years. The exercise price of stock options granted under the 2001 Plan must be at least equal to the fair market value of the Company’s stock at the date of grant, as defined. The 2001 Plan became effective on May 1, 2001 and expires on April 30, 2011. The Company intends to file a Form S-8 Registration Statement in 2007 to register the additional 1,500,000 authorized shares related to the 2002 amendment to the 2001 Plan. At December 31, 2006, stock options to purchase 2,076,969 shares of the Company’s common stock under the 2001 Plan were outstanding.

Javelin Stock Option Plan

As a result of the Company’s acquisition of Javelin on March 31, 2002, the Company assumed the Javelin 1999 Stock Option Plan, as amended (the “Javelin Plan”). The Javelin Plan authorized grants of options to purchase the common stock of Javelin, and after the acquisition authorized grants of options to purchase the common stock of the Company. At the acquisition date, the Javelin options then outstanding were converted into options to purchase the common stock of the Company at a conversion rate of 0.51 to one and the converted options had a term equal to the then remaining term of the Javelin options. The options outstanding under the Javelin Plan were fully vested at the time of the Company’s acquisition of Javelin pursuant to a change of control clause within the Javelin Plan. Generally, options granted under the Javelin Plan have a term of ten years. The exercise price per share may be less than, equal to or greater than the fair market value per share of the Company’s common stock on the grant date. Pursuant to the Javelin Plan, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. The Javelin Plan became effective on July 1, 1999 and expires on June 30, 2009. At December 31, 2006, stock options to purchase 253,364 shares of the Company’s common stock under the Javelin Plan were outstanding.

1991 Stock Option Plan

On March 30, 1999, the Company’s Board of Directors adopted the first amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan (the “1991 Plan”). The 1991 Plan was amended to increase the number of shares of common stock available for issuance upon exercise of options granted thereunder from 1,500,000 shares to 2,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 7, 1999. The number of shares authorized for issuance increased from 2,500,000 to 3,750,000 due to a 3 for 2 stock split effective November 15, 1999. The number of shares authorized for issuance under the 1991 Plan increased from 3,750,000 to 5,625,000 due to a 3 for 2 stock split effective April 4, 2000. On March 29, 2000, the Board of Directors adopted the second amendment to the 1991 Plan. Under this amendment, the number of shares authorized for issuance was increased from 5,625,000 shares to 6,625,000 shares of common stock. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 5, 2000. Generally, options granted became exercisable over a three-year period and expire in ten years. The 1991 Plan expired on June 23, 2001. At December 31, 2006, stock options to purchase 1,270,947 shares of the Company’s common stock under the 1991 Plan were outstanding.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Compensation Not Approved by the Company’s Stockholders

In 2001, the Company intended to issue stock options to purchase 171,176 shares, reflecting the then estimation of the remaining amount available under the 1991 Plan. However, by the time former management had determined the grantees and completed the granting process, the 1991 Plan had expired. Of the 171,176 options, 103,176 options were granted by year-end 2001 and 68,000 in 2002. As a result, these awards are now considered issued outside of a shareholder approved plan. At December 31, 2006, stock options to purchase 69,500 shares from this issuance remain outstanding.

As a result of the findings of the Company’s internal review over historical stock-based compensation awards (described in Note 2 of its 2005 Form 10-K), certain of the awards disclosed above as outstanding at December 31, 2006 from the 2001 Plan and the 1991 Plan may also be considered as having been made outside of a shareholder approved plan. Based on the SEC Staff guidance to industry dated September 19, 2006, any such legal determination would not impact the Company’s accounting for such awards as the Company has consistently honored these awards through the issuance of stock and intends to continue to do so in the future.

A summary of activity under stock option plans for 2006, 2005 and 2004, follows:

	2006			2005			2004
			Weighted			Weighted			Weighted
			average			average			average
			exercise			exercise			exercise
Options	Shares		price	Shares		price	Shares		price
Outstanding at beginning of
the year	5,157,247		$10.31	6,758,406		$10.74	6,741,543		$11.13

Grants with exercise prices:
Below fair market value on
Grant Date	-		$-	2,000		$4.75	83,000		$5.51
At fair market value on Grant
Date	-		$-	91,000		$5.32	539,700		$6.62
Above fair market value on
Grant Date	-		$-	4,000		$5.77	84,000		$6.18

Exercised	-		$-	(31,433)		$3.98	(125,711	)(1)	$3.71

Cancelled	(1,486,467)		$13.39	(1,666,726)		$11.92	(564,126)		$11.53
Outstanding at end of the
year	3,670,780	(3)(4)	$9.56	5,157,247	(2)	$10.31	6,758,406		$10.74

Exercisable at end of the year	3,522,217	(3)(4)	$9.71	4,491,280	(2)	$10.76	5,431,268		$11.70

		Weighted		Weighted		Weighted
Weighted average fair		average		average		average
value of options granted:	Shares	fair value	Shares	fair value	Shares	fair value
Below fair market value
on Grant Date	-	$-	2,000	$3.01	83,000	$4.34
At fair market value on
Grant Date	-	$-	91,000	$3.75	539,700	$1.55
Above fair market value
on Grant Date	-	$-	4,000	$2.77	84,000	$3.95

(1) Includes 22,500 shares from options deemed exercised through conversion of a non-recourse note to a recourse note.

(2) Includes 69,492 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.12 per share.

(3) Includes 1,089,906 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.95 per share.

(4) Includes 884,500 shares related to option grants to certain named directors and officers which the Company repriced during 2006 by increasing the exercise prices of such options then outstanding. The weighted average exercise prices for these 884,500 shares were increased by approximately $2.10 per share.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines. Due to this exposure, these option holders no longer retain the risks of equity ownership. Accordingly, the fair market values of these awards were reclassified as liabilities in accordance with SFAS 123(R). These liabilities are subsequently re-marked for as long as the awards are outstanding and classified as liabilities. The recorded liabilities are offset against a charge to additional paid in capital to the extent of the original grant date fair values of such awards (calculated under SFAS 123). Any amounts by which the current fair values for these modified awards exceed their related original grant date fair values are recorded through compensation expense. At December 31, 2006, shares related to Pending Exercises totaled 1,089,906 with an aggregate fair value of $2.1 million. Of this amount, $2.0 million of grant date fair values were reclassified from additional paid in capital to liabilities and $0.1 million was charged to compensation expense.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

At December 31, 2006, 130,000 shares underlying awards, to six optionees had either expired or were considered probable of expiring with an aggregate fair value of $0.5 million. Of this amount, $0.2 million of grant date fair values were reclassified from additional paid in capital to liabilities with $0.3 million charged to compensation expense. During the first six months of 2007, the Company paid $0.4 million to cash settle 114,250 of expired options and additional awards covering 5,625 shares were modified to cash settlement as their expiration was deemed probable to occur before the Company has the ability to issue stock. At June 30, 2007, liabilities for modified awards to be cash settled, related to expired options covering 21,375 shares, aggregated $0.1 million.

During 2006 the Company increased the exercise prices of certain grants still outstanding totaling 884,500 shares. In June 2006, the Board of Directors, with the approval of and on the recommendation of the Compensation Committee, increased the exercise prices of certain grants still outstanding to certain current (and former) directors and officers where a higher exercise price was deemed more appropriate. In December 2006, an additional 4,000 shares were repriced accordingly to remedy the IRS Code 409A exposure with respect to a former executive officer. The weighted average exercise prices for these 884,500 shares were increased by approximately $2.10 per share. Because the modifications increased the exercise prices of the related options the Company recorded no accounting charge related to these modifications under SFAS 123(R). The following table summarizes information about stock options outstanding and exercisable at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Low	High
$1.96	$3.00	533,699	$2.25	533,699	$2.25
$3.01	$4.50	824,933	$3.91	824,933	$3.91
$4.51	$6.00	561,667	$5.26	488,334	$5.25
$6.01	$7.50	572,029	$6.71	496,799	$6.69
$7.51	$12.50	313,250	$10.56	313,250	$10.56
$12.51	$39.75	865,202	$23.76	865,202	$23.76
		3,670,780	$9.56	3,522,217	$9.71
Aggregate Intrinsic Value		$4,744,212		$4,668,902
Weighted Average Remaining Life (years)			4.6		4.5

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2006	2005	2004
Average risk-free interest rate	NA	3.6%	3.1%
Average expected life in years	NA	5.5	4.7
Expected volatility	NA	80%	82%
Expected dividend yield	NA	0%	0%
Expected forfeiture rate (1)	6.0%	NA	NA

(1) In 2004 and 2005, under APB 25 and SFAS 123 (for pro forma purposes), actual forfeitures are reflected.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company did not award any grants during 2006. As disclosed in Note 1, pro forma compensation expense associated with options granted under the Plans during 2005 and 2004 was approximately $2.3 million, and $4.2 million, respectively.

Stock-based compensation expense for 2006, 2005 and 2004, as presented in the Company’s consolidated statements of operations by line item, is shown below:

(in thousands)	2006	2005	2004
Cost of subscription and maintenance	$81	$48	$46
Cost of product sales and services	4	2	2
Cost of transaction	9	5	10
Selling, general and administrative	747	159	507
Restatement, SEC Investigation and related expenses	396	-	-
Subtotal related to continuing operations	1,237	214	565
Income (loss) from discontinued operations	18	(9)	24
Total (1)	$1,255	$205	$589

(1) 2006 includes $0.3 million of expense related to expired options to be cash settled and $0.1 million of expense related to extending the normal 90 day post-termination exercise period.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended December 31, 2006, 2005 and 2004:

(in thousands, except per share amounts)	2006	2005	2004
Loss from continuing operations	$(16,550)	$(6,243)	$(15,400)
Less: Accumulated preferred dividends (Note 10)	(1,354)	-	-
Less: Beneficial conversion feature on preferred stock (Note 10)	(18,139)	-	-
Loss from continuing operations applicable to common stockholders, basic and diluted	(36,043)	(6,243)	(15,400)
Income (loss) from discontinued operations, basic and diluted	3,646	(174)	1,041
Loss applicable to common stockholders, basic and diluted	$(32,397)	$(6,417)	$(14,359)

Basic and diluted loss from continuing operations per common share	$(1.06)	$(0.19)	$(0.48)
Basic and diluted income (loss) from discontinued operations per common share	0.11	(0.01)	0.03
Basic and diluted loss per common share	$(0.95)	$(0.20)	$(0.45)
Weighted average common shares outstanding:
Basic and diluted shares	34,035	32,509	32,201
Antidilutive securities:
Stock options, treasury stock method (1)	582	600	1,167
Convertible note (1)	1,325	1,304	-
Convertible preferred stock (1)	15,000	-	-

(1) The impact of stock options, the convertible note and the convertible preferred stock on earnings per share is anti-dilutive in a period of loss.

16. Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), the Company is reporting certain information relating to its operating segments. The Company’s segments are organized into three operating divisions through which the Company’s chief operating decision makers manage the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

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

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in Note 1.

For the years ended December 31, 2006, 2005 and 2004, no single customer accounted for more than 10% of consolidated revenue.

The Company does not currently break-out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the years ended December 31, 2006, 2005 and 2004:

(in thousands)	FIX Division	OMS Division	Transaction Services Division	Corporate & Other (1)	Total
2006
Revenue - external customers	$46,245	$17,853	$34,255	$-	$98,353
Revenue (cost of revenues), net -
intersegment	2,347	1,091	(3,438)	-	-
Net revenue	48,592	18,944	30,817	-	98,353
Operating income (loss) (2)	6,958	(9,983)	2,120	(16,341)	(17,246)
Depreciation and amortization	4,294	4,664	2,198	-	11,156
Goodwill	48,383	-	9,810	-	58,193
2005
Revenue - external customers	$37,521	$21,786	$29,792	$-	$89,099
Revenue (cost of revenues), net -
intersegment	2,293	1,179	(3,472)	-	-
Net revenue	39,814	22,965	26,320	-	89,099
Operating income (loss) (2)	5,073	(4,211)	822	(7,086)	(5,402)
Depreciation and amortization	4,403	5,793	2,488	-	12,684
Goodwill	48,404	-	9,830	-	58,234
2004
Revenue - external customers	$26,902	$21,305	$17,423	$-	$65,630
Revenue (cost of revenues), net -
intersegment	1,450	1,110	(2,560)	-	-
Net revenue	28,352	22,415	14,863	-	65,630
Operating (loss) (2)	(3,416)	(120)	(4,967)	(5,979)	(14,482)
Depreciation and amortization	4,270	5,625	2,797	-	12,692
Goodwill	48,424	-	9,851	-	58,275

(1) Corporate & Other includes restatement, SEC investigation and related expenses, corporate restructuring costs, certain corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.

(2) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table presents information by geographic area for the years ended December 31, 2006, 2005 and 2004:

(in thousands)	United States	Foreign	Total
2006
Revenue	$94,045	$4,308	$98,353
Long-lived assets	84,401	660	85,061
2005
Revenue	$85,368	$3,731	$89,099
Long-lived assets	84,401	660	85,061
2004
Revenue	$64,406	$1,224	$65,630
Long-lived assets	88,242	1,309	89,551

17. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2006	$580	$2	$266	$316
Year ended December 31, 2005	$1,478	$97	$995	$580
Year ended December 31, 2004	$1,399	$555	$476	$1,478

Allowance for inventory obsolescence
Year ended December 31, 2006	$309	$220	$273	$256
Year ended December 31, 2005	$210	$235	$136	$309
Year ended December 31, 2004	$175	$35	$-	$210

18. Supplemental Cash Flow Information

Supplemental cash flow information related to acquisitions during the year ended December 31, 2004 follows:

(in thousands)	2004
Fair value of net assets acquired, net of cash acquired	$(474)
Fair value of notes issued	450
Javelin working capital adjustment settlement	1,250
Cash acquired from acquisitions, net of payments	$1,226

Information about other cash flow activities during the years ended December 31, 2006, 2005 and 2004 follows:

(in thousands)	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for interest	$837	$704	$238
Cash paid (refunded) for income taxes, net	$(1)	$(286)	$128
Supplemental schedule of noncash investing and financing information:
Capital lease obligations incurred for the purchase of property and equipment	$727	$891	$1,472
Common stock and treasury stock issued for promissory note payments	$258	$708	$2,342

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated quarterly financial information for each of the quarters in 2006 and 2005:
(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$23,722	$22,952	$25,240	$26,439
Gross profit	11,233	10,507	12,876	13,374
Restatement, SEC investigation and related expenses	4,054	3,688	1,928	3,088
Restructuring charge	-	-	2,056	-
Loss from continuing operations	$(4,062)	$(4,804)	$(3,783)	$(3,901)
Income (loss) from discontinued operations, including gain on sale of $4,035 in the third quarter	(192)	(200)	4,038	-
Net income (loss)	(4,254)	(5,004)	255	(3,901)
Accumulated preferred dividends (Note 10)	-	-	-	(1,354)
Beneficial conversion feature on preferred stock (Note 10)	-	-	-	(18,139)
Income (loss) applicable to common stockholders	$(4,254)	$(5,004)	$255	$(23,394)
Basic and diluted loss from continuing operations per common share	$(0.12)	$(0.15)	$(0.11)	$(0.66)
Basic and diluted income (loss) from discontinued operations per common share	(0.01)	(0.00)	0.12	-
Basic and diluted income (loss) per common share	$(0.13)	$(0.15)	$0.01	$(0.66)
Basic and diluted weighted average common shares outstanding	32,596	32,596	35,380	35,521

NYFIX, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005
Revenue	$21,032	$21,814	$22,955	$23,298
Gross Profit	10,090	9,693	10,900	9,877
Restatement, SEC investigation and related expenses	658	737	578	1,096
Loss from continuing operations	$(405)	$(1,747)	$(286)	$(3,805)
Income (loss) from discontinued operations	511	115	(703)	(97)
Net income (loss)	106	(1,632)	(989)	(3,902)
Income (loss) applicable to common stockholders	$106	$(1,632)	$(989)	$(3,902)
Basic and diluted loss from continuing operations per common share	$(0.01)	$(0.05)	$(0.01)	$(0.12)
Basic and diluted income (loss) from discontinued operations per common share	0.01	0.00	(0.02)	(0.00)
Basic and diluted income (loss) per common share	$0.00	$(0.05)	$(0.03)	$(0.12)
Basic and diluted weighted average common shares outstanding	32,426	32,439	32,575	32,596