Form 10-Q
period 2007-03-31
NYFIX INC
filed 2007-08-15
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Yes ☐  No ☒

As of July 31, 2007, the registrant had 36,501,987 shares of common stock, $0.001 par value, outstanding.

NYFIX, INC.

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$94,634	$105,888
Accounts receivable, less allowances of $382 and $316, respectively	17,548	13,744
Clearing broker assets	431,320	422,880
Prepaid expenses and other current assets	5,349	4,435
Total current assets	548,851	546,947
Property and equipment, net of accumulated depreciation and amortization of $34,125 and $32,813, respectively	16,151	14,808
Product enhancement costs, net of accumulated amortization of $16,997 and $16,139, respectively	5,863	5,900
Goodwill	58,183	58,193
Acquired intangible assets, net of accumulated amortization of $11,038 and $10,472, respectively	1,402	1,966
Other assets, net	1,560	1,514
Total assets	$632,010	$629,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$27,264	$25,133
Clearing broker liabilities	429,142	422,429
Current portion of capital lease obligations	1,173	1,223
Current portion of long-term debt	190	188
Current portion of other long-term liabilities	931	1,235
Deferred revenue	4,418	4,212
Total current liabilities	463,118	454,420
Long-term portion of capital lease obligations	260	461
Long-term debt	7,419	7,412
Other long-term liabilities	3,581	3,662
Total liabilities	474,378	465,955
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $76,319 at March 31, 2007	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 and 60,000,000 shares authorized; 36,882,486 and 36,654,986 shares issued, respectively	257,121	256,835
Accumulated deficit	(148,660)	(139,309)
Treasury stock, 933,780 and 1,133,778 shares, respectively, at cost	(12,901)	(16,224)
Accumulated other comprehensive loss	(20)	(21)
Total stockholders' equity	157,632	163,373
Total liabilities and stockholders' equity	$632,010	$629,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007		2006

Revenue:
Subscription and maintenance		$17,274		$15,647
Product sales and services		680		872
Transaction		9,776		7,203
Total revenue		27,730		23,722

Cost of revenue:
Subscription and maintenance		8,546		8,065
Product sales and services		387		497
Transaction		5,401		3,927
Total cost of revenue		14,334		12,489

Gross profit		13,396		11,233

Operating expense:
Selling, general and administrative		16,878		10,823
Restatement, SEC investigation and related expenses		3,593		4,054
Depreciation and amortization		282		369

Loss from operations		(7,357)		(4,013)

Interest expense		(136)		(134)
Investment income		1,227		132
Other expense, net		(15)		-
Loss from continuing operations before income tax provision		(6,281)		(4,015)
Income tax provision		47		47
Loss from continuing operations		(6,328)		(4,062)
Loss from discontinued operations		-		(192)
Net loss		(6,328)		(4,254)
Accumulated preferred dividends		(1,717)		-
Loss applicable to common stockholders		$(8,045)		$(4,254)

Basic and diluted loss from continuing operations per common share (net of accumulated preferred dividends)	$	(0.22)	$	(0.12)
Basic and diluted loss from discontinued operations per common share		-		(0.01)
Basic and diluted loss per common share	$	(0.22)	$	(0.13)

Basic and diluted weighted average common shares outstanding		35,767		32,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2007
(in thousands, except share amounts)

	Series B Voting Convertible preferred stock issued		Preferred stock dividend distributable	Common stock issued		Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Total stockholders' equity
	Shares	Amount		Shares	Amount
Balance December 31, 2006	1,500,000	$62,092	$-	36,654,986	$256,835	$(139,309)	$(16,224)	$(21)	$163,373
Comprehensive loss:
Net loss	-	-	-	-	-	(6,328)	-	-	(6,328)
Foreign currency translation adjustment	-	-	-	-	-	-	-	1	1
Total comprehensive loss	-	-	-	-	-	-	-	-	(6,327)
Issuance of treasury stock for stock options exercised (225,000 shares issued; 73,171 shares surrendered)	-	-	-	-	-	(2,658)	2,658	-	-
Issuance of treasury stock pursuant to employment agreement (48,169 shares)	-	-	-	-	-	(365)	665	-	300
Declaration of preferred stock dividend	-	-	1,354	-	(1,354)	-	-	-	-
Common shares issued in payment of preferred stock dividend	-	-	(1,354)	227,500	1,354	-	-	-	-
Stock-based compensation expense	-	-	-	-	109	-	-	-	109
Modification of stock options	-	-	-	-	177	-	-	-	177
Balance March 31, 2007	1,500,000	$62,092	$-	36,882,486	$257,121	$(148,660)	$(12,901)	$(20)	$157,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net loss	$(6,328)	$(4,254)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Loss from discontinued operations	-	192
Depreciation and amortization	2,756	2,944
Stock-based compensation expense	109	313
Amortization of debt discounts and premiums	10	5
Deferred income taxes	37	37
Changes in assets and liabilities:
Accounts receivable	(3,793)	554
Prepaid expenses and other assets	(677)	497
Clearing broker assets	(8,449)	69,311
Deferred revenue	207	(407)
Accounts payable, accrued expenses and other liabilities	1,971	3,148
Clearing broker liabilities	6,713	(70,659)
Net cash (used in) provided by continuing operating activities	(7,444)	1,681
Net cash provided by discontinued operating activities	-	197
Net cash (used in) provided by operating activities	(7,444)	1,878
Investing activities:
Capital expenditures for property and equipment	(2,653)	(957)
Capitalization of product enhancement costs	(821)	(755)
Tax benefit attributable to goodwill	10	10
Net cash used in continuing investing activities	(3,464)	(1,702)
Net cash used in discontinued investing activities	-	(258)
Net cash used in investing activities	(3,464)	(1,960)
Financing activities:
Principal payments under capital lease obligations	(251)	(168)
Other, net	(92)	(20)
Net cash used in continuing financing activities	(343)	(188)
Effect of exchange rate changes on cash	(3)	26
Net decrease in cash and cash equivalents	(11,254)	(244)
Cash and cash equivalents, beginning of period	105,888	21,066
Cash and cash equivalents, end of period	94,634	20,822
Less cash and cash equivalents of discontinued operations, end of period	-	154
Cash and cash equivalents of continuing operations, end of period	$94,634	$20,668

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

The Company has its headquarters and principal office on Wall Street in New York City, and has other offices in London’s Financial District, Hong Kong, Boston, MA, Stamford, CT and San Francisco, CA. The Company operates redundant data centers in the northeastern United States as well as data center hubs in London and Amsterdam.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”).

The accompanying unaudited condensed consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during 2007, as compared to what was previously disclosed in the 2006 10-K.

2.	Stock-Based Compensation

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

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those stock-based compensation awards, such as continued employment, periodic vesting requirements, and limited transferability.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Stock Option Plans

A summary of activity under stock option plans for three months ended March 31, 2007, follows:

				Weighted
			Weighted	average	Aggregate
			average	remaining	intrinsic
			exercise	contractual	value
Options	Shares		price	term (years)	(000's)

Outstanding at beginning of the year	3,670,780	(1)	$9.56
Exercised	(225,000)		$2.00
Cancelled	(577,884)		$9.16
Outstanding at end of the quarter	2,867,896	(2)	$9.96	4.8	$2,882

Exercisable at end of the quarter	2,802,896	(2)	$10.06	4.7	$2,842

(1) Includes 1,089,906 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.95 per share.

(2) Includes 957,154 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $4.85 per share.

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

The Company did not grant any awards during the three months ended March 31, 2007 and 2006.

Stock-based compensation expense during the three months ended March 31, 2007 and 2006 was approximately $0.1 million, and $0.4 million, respectively, which includes an aggregate of a nil amount and $0.1 million, respectively, of expense related to expired options to be cash settled and extending the normal 90 day post-termination exercise period.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table sets forth the computations of loss per common share and of the weighted average common shares outstanding:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
Loss from continuing operations	$(6,328)	$(4,062)
Less: Accumulated preferred dividends	(1,717)	-
Loss from continuing operations applicable to common stockholders, basic and diluted	(8,045)	(4,062)
Loss from discontinued operations, basic and diluted	-	(192)
Loss applicable to common stockholders, basic and diluted	$(8,045)	$(4,254)

Basic and diluted loss from continuing operations per common share	$(0.22)	$(0.12)
Basic and diluted loss from discontinued operations per common share	-	(0.01)
Basic and diluted loss per common share	$(0.22)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted shares	35,767	32,596
Antidilutive securities:
Stock options, treasury stock method (1)	439	768
Convertible note (1)	1,325	1,304
Convertible preferred stock (1)	15,000	-

(1) The impact of stock options, the convertible note and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

4.	Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at March 31, 2007 and December 31, 2006:

(in thousands)	March 31, 2007	December 31, 2006
Accounts payable	$13,130	$11,052
Compensation and related	5,502	6,276
Modification of stock-based awards	2,412	2,601
Sale of NYFIX Overseas working capital adjustment (Note 9)	1,318	1,318
Taxes, other than income and payroll taxes	962	834
Penalties on reporting delinquency (Note 11)	631	631
Other	3,309	2,421
Total accounts payable and accrued expenses	$27,264	$25,133

5.	Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Clearing broker assets and liabilities consisted of the following at March 31, 2007 and December 31, 2006:

(in thousands)	March 31, 2007	December 31, 2006
Securities borrowed	$427,018	$421,435
Securities failed-to-deliver	1,825	-
Deposits with clearing firms	770	766
Receivables from clearing organizations	1,707	679
Total clearing broker assets	$431,320	$422,880

Securities loaned	$427,370	$422,414
Securities failed-to-receive	1,772	-
Payables to clearing organizations	-	15
Total clearing broker liabilities	$429,142	$422,429

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of March 31, 2007, securities borrowed with a fair value of $411.0 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three months ended March 31, 2007 and 2006, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Interest earned	$3,652	$2,720
Interest incurred	(3,341)	(2,351)
Net	$311	$369

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium, LLC (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium, at March 31, 2007, were 1.73 to 1 and 1.78 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is an ISD Category B registered firm of the Financial Services Authority (“FSA”) in the U.K. NYFIX International is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

At March 31, 2007, the regulatory net capital/resources and excess amounts were as follows:

		Excess
	Regulatory	Regulatory
	Net Capital	Net Capital
(in thousands)	/Resources	/Resources
NYFIX Clearing	$25,399	$25,149
NYFIX Transaction	580	514
NYFIX Millennium	1,845	1,626
	27,824	27,289

NYFIX International	1,171	683
	$28,995	$27,972

6.	Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the Company’s 2006 10-K, the Company maintains a valuation allowance in accordance with SFAS 109 on its net deferred tax assets. This allowance excludes the off-setting impact of the deferred tax liability for amortization of goodwill related to the acquisition of Renaissance Trading Technologies, LLC (“Renaissance”) due to the indefinite life of goodwill. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

7.	Total Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Net loss	$(6,328)	$(4,254)
Foreign currency translation adjustment	1	58
Total comprehensive loss	$(6,327)	$(4,196)

8.	Business Segment Information

In accordance with the requirements for interim period reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting the external, intersegment and net revenues and the operating income of its operating segments. As of March 31, 2007, the Company was organized into three operating divisions through which senior management evaluates the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

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

Order Management Systems (“OMS”) Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions.

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

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three months ended March 31, 2007 and 2006:

			Transaction	Corporate
(in thousands)	FIX Division	OMS Division	Services Division	& Other (1)	Total
March 31, 2007
Revenue - external customers	$13,309	$3,407	$11,014	-	$27,730

Revenue (cost of revenues), net - intersegment	570	238	(808)	-	-
Net revenue	13,879	3,645	10,206	-	27,730
Operating income (loss) (2)	1,563	(4,228)	873	(5,565)	(7,357)
March 31, 2006
Revenue - external customers	$10,635	$4,880	$8,207	-	$23,722
Revenue (cost of revenues), net - intersegment	617	297	(914)	-	-
Net revenue	11,252	5,177	7,293	-	23,722
Operating income (loss) (2)	1,864	(1,944)	294	(4,227)	(4,013)

(1) Corporate & Other includes restatement, SEC investigation and related expenses, certain transitional costs and other corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.

(2) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

9.	Discontinued Operations

During the third quarter of 2006, the Company disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised the Company’s Order Book Management Systems (“OBMS”) Division to G.L. Trade S.A. (“GL”). Of the initial purchase price, $1.3 million was repaid to the buyer in April 2007 in settlement of a working capital adjustment. There is also an earn-out adjustment, under the terms of which the Company is eligible for additional earn-out payments based on future revenues of NYFIX Overseas through December 31, 2007. The maximum earn-out payment is $5.1 million, net of additional payments to the management team of NYFIX Overseas.

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

Revenue related to NYFIX Overseas included in the loss from discontinued operations was $1.7 million for the three months ended March 31, 2006.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

In addition, certain shareholders have made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in the Ritchie and McLaughlin suits, to which the Company has responded that in no case did it appear that options were exercised within six months or less from the date of grant and that each option would qualify as an exempt transaction under applicable rules.

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

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company has recorded a liability of $1.0 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), exposures related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL). In 2006, the Company remedied the 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. In August 2007, the Company remedied the 409A exposure with respect to most current rank and file employees by unilaterally increasing exercise prices of affected grants. The Company intends to pay these employees in January 2008 an aggregate cash bonus of $0.3 million to offset the impact of the increase in these exercise prices. To remedy the 409A exposure of former employees holding Pending Exercises (defined below) the Company intends to pay $0.1 million representing the former employees 20% additional tax under 409A, related interest and an income tax gross-up.

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

As of March 31, 2007, the Company had outstanding options covering 957,154 shares for which it had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). Fair market values of the Company’s common stock on the dates of these notifications ranged from $2.90 to $7.35. The weighted average fair market value for such shares underlying options on the respective notification dates was $5.94. At March 31, 2007, the fair market value of the Company’s common stock was $6.10. The Company estimated that its potential cash exposure as of March 31, 2007, due to declines in its stock price after such notifications, was less than $0.1 million.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

During the second quarter of 2007, the Company was notified of additional intents to exercise. As of June 30, 2007, Pending Exercises totaled 1,030,150 shares. The range of fair market values for the Company’s common stock on the dates of the corresponding notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. The Company estimated that its potential cash exposure as of June 30, 2007, due to declines in its stock price after such notifications, was less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of the Company’s stock declines once option holders are able to exercise and sell the underlying shares. The Company intends to offer to settle Pending Exercises in cash in an amount equal to the difference between the closing price of its stock on the date of notification and the exercise price of such options. The Company estimates its maximum cash exposure for net settlements of this nature at approximately $1.8 million.

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

During the three months ended March 31, 2007 and 2006, the Company incurred $3.6 million and $4.1 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of the Company’s former independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters.  The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

Other than the amounts described above for employee-related taxes for stock options and Pending Exercises, the Company, in accordance with SFAS No. 5, Accounting for Contingencies, has not recorded any liability with respect to these matters as it is currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, the Company could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the Company’s financial condition. In addition, other actions may be brought against the Company related to the matters described above.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Registration Rights Agreements and Reporting Requirements

In addition to its obligation to obtain registration of additional shares of its common stock under the terms of the $7.5 million convertible note, the Company is obligated to obtain registration of additional shares of its common stock under two separate registration rights agreements entered into coincidental to private placements of the Company’s equity securities and to become current in its reporting obligations under the Exchange Act as follows:

Private Placement of Common Stock

Pursuant to a registration rights agreement entered into in connection with the sale and issuance of 2,713,000 shares of its common stock in July 2006, the Company was obligated to use its best efforts to become current in its reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring a liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In the fourth quarter of 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration statement covering these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45- or 120-day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in a liability of the Company to the buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price of $12.6 million. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

Private Placement of Series B Preferred Stock

Pursuant to a registration rights agreement entered into in connection with the sale and issuance of 1.5 million shares of its Series B Preferred Stock, the Company is obligated to use reasonable business efforts to become current with regard to its periodic reporting with the SEC under the Exchange Act and obtain authorization for its common stock to be relisted on a “Principal Market,” as defined in the registration rights agreement. Beginning on October 12, 2007, the first anniversary of the closing date, the buyer has the right to make a written request to the Company to register “Registrable Securities,” as defined in the registration rights agreement. “Registrable Securities” include shares of the Company’s common stock: that are issued upon conversion of the Series B Preferred Stock, issued as a dividend, and any other shares held or acquired by the buyer.

Common Stock and Treasury Stock

On February 27, 2007, the stockholders of the Company approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 60,000,000 to 100,000,000 shares.

At December 31, 2006, the Company had outstanding 35,521,208 shares of common stock, with 1,133,778 held in treasury.

On January 25, 2007, the Board of Directors declared a dividend, payable that day, to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006; as a result, the Company issued 227,500 restricted shares of common stock, with a fair value of approximately $1,354,000 based on the market price of its common stock on that date. These accumulated dividends were reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share for the quarter and year ended December 31, 2006.

During the first quarter of 2007, certain stock options on the pending notification list aggregating 225,000 shares, held by an accredited investor (and former executive officer), were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The excess of the average cost of these treasury shares over the exercise proceeds received, of $2.7 million, was charged to retained earnings.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Also during March 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of his employment agreement requiring issuance of shares with a fair market value of $300,000. The fair value of such shares is being amortized pro rata over the requisite service period as defined in the employment agreement. The excess of the average cost of these treasury shares over the fair value of such shares on the reissuance date, of $365,000, was charged to retained earnings.

As a result of the foregoing activity, at March 31, 2007, the Company had outstanding 35,948,706 shares of common stock, with 933,780 held in treasury.

On June 19, 2007, the Board of Directors declared a dividend, payable July 2, 2007, to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2007 through June 30, 2007; as a result, the Company issued 526,327 restricted shares of common stock, with a fair value of approximately $3,426,000 based on the market price of its common stock on the declaration date. A portion of these accumulated dividends was reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share for the three months ended March 31, 2007.

In July 2007, the Company issued 26,954 shares from treasury stock with an aggregate market price of $193,000 as final payment on the Renaissance acquisition related promissory notes.

Part I  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are any statements other than statements of historical fact. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. This report on Form 10-Q may include forward-looking statements about future SEC filings, future restatements and related charges, future activities of new employees and the impact thereof on us. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, and may also include our belief regarding the effect of proposed transactions or various legal proceedings, as well as the impact of our ability to meet periodic filing deadlines, initiatives that may impact future business activities, and future disclosure practices. Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements (including those discussed in Part II, Item 1A.Risk Factors) due to various factors, including but not limited to: general economic conditions; the impact of recording a sufficiently large impairment charge relating to our goodwill because we are not profitable; the effects of current, pending and future legislation; regulation and regulatory actions; our ability to achieve and maintain effective internal control over financial reporting in accordance with SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act (“SOX 404”); the impact of accounting for stock-based compensation and ongoing regulatory investigations, including the possibility of new and significant information subsequently arising which could lead to different determinations and require different accounting treatment; actions and initiatives by both current and future competitors; the potential financial exposure related to cash settlements of certain stock option exercises and the possible sales of stock by employees exercising options; the risks related to our ability to market and develop our products and services; our success in obtaining, retaining and selling additional products and services to clients; the pricing of products and services; stock market activity; the ability of NYFIX Clearing to clear trades due to maximum limits imposed by the DTCC and the need for intra-day funding commitments from third parties; the ability of our Transaction Services Division to maintain third-party assistance to access exchanges and other important trading venues; our ability to comply with the SEC’s Uniform Net Capital Rule; the impact of our customers defaulting on their trading obligations; changes in technology; our ability to accommodate increased levels of trading activity and keep current with market data requirements; the availability of skilled technical associates; our ability to obtain necessary network equipment, technical support or other telecommunications services or being forced to pay higher prices for such equipment, support or services; and the impact of new acquisitions and divestitures; and other risks and uncertainties including those detailed in our SEC filings; as well as future decisions by us. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those referred to in Part II, Item 1A. Risk Factors. Our business may have changed since the date hereof, and we undertake no obligation to update these forward-looking statements.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors (e.g., hedge funds, investment advisers, mutual funds and pension funds) and the Sell-Side broker-dealers, and through exchanges (e.g., NYSE, American Stock Exchange (“AMEX”), the NASDAQ Stock Market (“Nasdaq”) and other exchanges), the OTC market, ATSs and electronic communication networks (“ECNs”).

Business Model

Our revenue is comprised of subscription and maintenance, product sales and services and transaction revenue, as follows:

Subscription and maintenance consists of contracts that provide for the use of our systems and our messaging channels, together with managed services, with a term of generally one to three years.  Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis.  We include within our subscription and maintenance revenue charges for connectivity to the NYFIX trading community. These include the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software, and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

Product sales and services are primarily comprised of FIX software licenses and professional services fees. This revenue is recognized when the software has been shipped and accepted by the client and when other contractual obligations, including installation, if applicable, have been satisfied and collection of the resulting receivable is reasonably assured.

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

SEC Investigation and Related Contingencies

As described more fully in Note 10 to the Condensed Consolidated Financial Statements there is an ongoing SEC investigation of our historical stock option granting practices as well as a related grand jury subpoena and related shareholder derivative litigations and tax inquiries. In addition, in March 2007 we filed our 2005 10-K which included restatements of previously reported results related to stock-based compensation as well as acquisitions and investments, revenue recognition, income taxes and treasury stock. Our 2005 10-K includes detailed findings of the internal review of our historical stock-based awards.

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

As of March 31, 2007, we had outstanding options covering 957,154 shares for which we had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for our common stock on the dates of these notifications was from $2.90 to $7.35, with a weighted average fair market value for such shares on the notification dates of $5.94.

During the second quarter of 2007, we were notified of additional intents to exercise. As of June 30, 2007, Pending Exercises totaled 1,030,150 shares. The range of fair market values of our common stock on the dates of the corresponding notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. Our potential cash exposure as of June 30, 2007 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of our stock declines once option holders are able to exercise and sell the underlying shares. We intend to offer to settle Pending Exercises in cash in an amount equal to the difference between the closing price of its stock on the date of notification and the exercise price of such options. We estimate our maximum cash exposure for net settlements of this nature at approximately $1.8 million.

During the six months ended June 30, 2007, we paid $0.4 million to cash settle options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled, related to options covering 21,375 shares, aggregated $0.1 million. We have additional cash exposure if we cannot settle Pending Exercises with stock prior to their expiration going forward.

During the three months ended March 31, 2007 and 2006, we incurred $3.6 million and $4.1 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with an earlier SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will likely continue to incur material amounts of expense associated with these matters until they are resolved.

As described more fully in Note 10 to the Condensed Consolidated Financial Statements, other than amounts for employee-related taxes for stock options and Pending Exercises, we, in accordance with SFAS No. 5, Accounting for Contingencies, have not recorded any liability with respect to these matters as we are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the our financial condition. In addition, other actions may be brought against us related to the matters described above.

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
		% of		% of
(in thousands, except percentages)	2007	revenue	2006	revenue
Revenue:
Subscription and maintenance	$17,274	62%	$15,647	66%
Product sales and services	680	2%	872	4%
Transaction	9,776	35%	7,203	30%
Total revenue	27,730	100%	23,722	100%
Cost of revenue:
Subscription and maintenance (1)	8,546	31%	8,065	34%
Product sales and services (1)	387	1%	497	2%
Transaction (1)	5,401	19%	3,927	17%
Total cost of revenue	14,334	52%	12,489	53%
Gross profit	13,396	48%	11,233	47%
Operating expense:
Selling, general and administrative (1)	16,878	61%	10,823	46%
Restatement, SEC investigation and related expenses (1)	3,593	13%	4,054	17%
Depreciation and amortization	282	1%	369	2%
Loss from operations	(7,357)	-27%	(4,013)	-17%
Interest expense	(136)	0%	(134)	-1%
Investment income	1,227	4%	132	1%
Other expense, net	(15)	NM	-	-
Loss from continuing operations before income tax provision	(6,281)	-23%	(4,015)	-17%
Income tax provision	47	0%	47	0%
Loss from continuing operations	(6,328)	-23%	(4,062)	-17%
Loss from discontinued operations	-		(192)
Net loss	(6,328)		(4,254)
Accumulated preferred dividends	(1,717)		-
Loss applicable to common stockholders	$(8,045)		$(4,254)

NM - not meaningful
Percentage sub-totals may not add due to rounding
(1) Stock-based compensation expense included
in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$10	$43
Product sales and services	1	4
Transaction	-	3
Selling, general and administrative	98	263
Restatement, SEC investigation and related expenses	(11)	105
	$98	$418

Revenue

The following table presents the components of revenue for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%
Subscription and maintenance	$17,274	$15,647	$1,627	10%
Product sales and services	680	872	(192)	-22%
Transaction	9,776	7,203	2,573	36%
Total revenue	$27,730	$23,722	$4,008	17%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended March 31, 2007 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $1.5 million to $3.7 million for the three months ended March 31, 2007 compared to $5.2 million during the three months ended March 31, 2006, due primarily to the declining presence of floor traders using our products. Recurring maintenance on licensed software was comparable between the three months ended 2007 and 2006 at $1.0 and $1.1 million, respectively.

For the full year 2007, we expect our OMS Division revenues to decline by approximately 40% from 2006, due primarily to the discontinuation (during the second quarter) of certain floor application product offerings as well as cancellations by certain desktop clients.

Product Sales and Services

The decrease in product sales and services for the three months ended March 31, 2007 was primarily due to a decrease in sales of software licenses and related services by our FIX Division.

Transaction

The increase in transaction revenue for the three months ended March 31, 2007 was attributable to an increase in commissions on trade executions. Commissions increased $2.6 million to $9.4 million during the three months ended March 31, 2007 compared to $6.8 million during three months ended March 31, 2006 due primarily to a $3.8 million increase in commissions from Sell-Side clients offset by a $1.2 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products and an increase in commissions for direct market access services, offset in part by a decline in billed specialist fees. The average daily matched volume in NYFIX Millennium during the three months ended March 31, 2007 was 41.3 million shares, a 120% increase over the average of 18.8 million shares during the three months ended March 31, 2006. This increase reflects increased popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The increased popularity of these third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.3 million during the three months ended March 31, 2007, compared to $0.4 million during the three months ended March 31, 2006.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%
Subscription and maintenance	$8,546	$8,065	$481	6%
Product sales and services	387	497	(110)	-22%
Transaction	5,401	3,927	1,474	38%
Total cost of revenue	$14,334	$12,489	$1,845	15%
Percent of total revenue	52%	53%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue for the three months ended March 31, 2007 was primarily attributable to an increase in fees paid of $0.2 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher personnel costs of $0.1 million and increased telecommunication costs of $0.1 million. These increases were offset in part by decreases in various other costs. As a percentage of related revenue, these costs decreased to 49% for the three months ended March 31, 2007 as compared to 52% for the three months ended March 31, 2006.

Product Sales and Services

The decrease in product sales and services cost of revenue for the three months ended March 31, 2007 was attributable to lower amortization of capitalized enhancement costs of $0.1 million. Recently, such costs have been primarily fixed versus variable in nature. As a percentage of related revenue these costs were comparable at 57% for the respective periods in 2007 and 2006.

Transaction

The increase in transaction cost of revenue for the three months ended March 31, 2007 primarily related to increased execution and clearing fees of $1.4 million, of which $1.1 million was associated with the growth in transaction volumes and $0.3 million related to outbound routed NYSE linkage fees. Upon the March 5, 2007 effective date of Regulation NMS for exchanges, we began to incur significant linkage fees from the NYSE to route orders to other market centers in order to access improved prices related to pending trades. As a percentage of related revenue, these costs were comparable at 55% for the three months ended March 31, 2007 and 2006. Due to significant delays and difficulties in capturing the trade-by-trade information for NYSE outbound routed orders and timely notifying our direct access clients of the respective linkage fee charges on a real time basis, we are still in the process of passing the linkage fee charges incurred from March 5, 2007 through May 31, 2007 to the respective clients as billed revenue. Due to this situation and related contingency, we will not record any offsetting linkage fee revenue for the period from March 5, 2007 to May 31, 2007 until trade-by-trade data is available and collectibility is reasonably assured.  In addition to the $0.3 million of linkage fee expense we recorded in March 2007, we recorded an additional $1.6 million of linkage fee expense during April 2007 and May 2007 which we are in the process of passing to customers.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated:

	Three Months Ended
	March 31,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%
Compensation and related	$7,838	$6,157	$1,681	27%
Occupancy and related	754	724	30	4%
Marketing, travel and entertainment	791	463	328	71%
Professional fees	2,921	1,604	1,317	82%
Stock-based compensation	98	263	(165)	-63%
Transitional rebuilding and remediation	1,742	-	1,742	-
Transitional employment costs	1,036	181	855	472%
General and other	1,698	1,431	267	19%
Total SG&A	$16,878	$10,823	$6,055	56%
Percent of total revenue	61%	46%

 Compensation and Related

The increase in the portion of recurring compensation and related costs included in SG&A for the three months ended March 31, 2007 was primarily due to the impact of salary increases, growth in headcount as we continue to scale our organization for growth, increased incentive compensation associated with higher revenue levels and increased costs for employee benefits.

Occupancy and Related

Occupancy and related costs for the three months ended March 31, 2007 were comparable to the three months ended March 31, 2006 at $0.8 million and $0.7 million, respectively.

Marketing, Travel and Entertainment

The increase in marketing, travel and entertainment expenses for the three months ended March 31, 2007, primarily reflected our efforts to market our products including participation in industry trade shows and product promotion.

Professional Fees

The increase in professional fees incurred for the three months ended March 31, 2007, was primarily due to the use of consultants for organizational development, marketing, public relations and strategy, as well as increases in SOX 404 compliance and legal fees. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

Stock-based Compensation

The decrease in stock-based compensation for the three months ended March 31, 2007 was primarily attributable to the fact that we have not issued any stock-based awards since the second quarter of 2005.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect a Company-wide, one-time effort, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies as well as improve critical operational systems and processes, including technology infrastructure and management information systems to improve scalability. As a result of this effort, we expect to have improvements in our lab environment, data replication and back-up, network monitoring, application security and more timely and detailed internal and external financial reporting. These efforts are also addressing certain historical administrative issues such as our corporate legal structure and our compensation programs. These costs primarily consist of fees paid to outside consultants. During the three months ended March 31, 2007, we incurred $1.7 million of such costs. We expect to incur approximately $6.0 million of these costs, mostly during the 2007 year, however, a portion of this work and related costs may carry forward into early 2008.

Transitional Employment Costs

Transitional employment costs reflect the Company’s efforts to build critical teams, retain key employees, and improve various operational capabilities while remediating related skill gaps to improve scalability. These transitional costs primarily consist of sign-on bonuses and retention bonuses, severance and other termination benefits. During the three months ended March 31, 2007 and March 31, 2006, we incurred $1.0 million and $0.2 million of such costs, respectively. We expect to incur in excess of $3.0 million of such costs during the 2007 year and an additional $0.3 million during the first half of 2008.

General and Other

The increase in general and other expenses for the three months ended March 31, 2007 primarily reflects an increase in recruiting fees, various municipal taxes and higher software maintenance costs. These increases were offset in part by decreases in costs for temporary administrative help and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated:

	Three Months Ended
	March 31,		Decrease
(in thousands, except percentages)	2007	2006	$	%
Restatement, SEC investigation and related expenses	$3,593	$4,054	$(461)	-11%
Depreciation and amortization	282	369	(87)	-24%

Restatement, SEC Investigation and Related Expenses

During the three months ended March 31, 2007 and 2006, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

These costs decreased $0.5 million to $3.6 million for the three months ended March 31, 2007, compared to $4.1 million for the three months ended March 31, 2006. With the completion of the 2005 Restatement in March 2007, we expect these costs to decline over the remainder of 2007 although we do expect to continue to incur costs related to the stock option investigation and litigations and other stock option related matters.

Depreciation and Amortization

The decline in the portion of depreciation and amortization not included in cost of revenue for the three months ended March 31, 2007 was due to an increase in the amount of general overhead assets that have become fully depreciated.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated:

	Three Months Ended		Increase
	March 31,		(Decrease)
(in thousands)	2007	2006	$
Interest expense	$(136)	$(134)	$2
Investment income	1,227	132	1,095
Other expense, net	(15)	-	(15)

Interest Expense

For the three months ended March 31, 2007 and 2006, interest expense was comparable at $0.1 million, reflecting the interest on capital lease obligations and the $7.5 million convertible note.

Investment Income

The increase in investment income for the three months ended March 31, 2007 reflected higher average cash balances invested during the period, primarily as a result of two private placements of equity securities during the last half of 2006.

Income Tax Provision

The income tax provisions for the three months ended March 31, 2007 and 2006 were solely attributable to the impact of deducting goodwill related to the Renaissance acquisition in our tax filings. All other tax effects during the three months ended March 31, 2007 and 2006 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

	As of
	March 31,	December 31,
(in thousands)	2007	2006
Cash and cash equivalents	$94,634	$105,888

Three Months Ended
(in thousands)	March 31, 2007
Net cash used in operating activities	$(7,444)
Net cash used in investing activities	(3,464)
Net cash used in financing activities	(343)
Effect of exchange rate changes on cash	(3)
Net decrease in cash and cash equivalents	$(11,254)

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, from issuances of stock and from long-term borrowings. At March 31, 2007, we had cash and cash equivalents of $94.6 million. We believe resources available at March 31, 2007 will be sufficient to finance our current investing, transitional rebuilding, remediation and other costs, and operating needs as well as the net capital requirements of our broker-dealer subsidiaries. Due to operating losses and other uses during the three months ended June 30, 2007, our cash and cash equivalents on hand declined to $85.2 million at June 30, 2007. At March 31, 2007, $31.0 million of our total cash and cash equivalents were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between periods.

Three Months Ended
(in thousands)	March 31, 2007
Net loss adjusted for non-cash items	$(3,416)
Effect of changes in working capital and other operating accounts	(4,028)
Net cash used in operating activities	$(7,444)

Changes in working capital and other operating accounts affected cash flows during the three months ended March 31, 2007 primarily as a result of changes in the levels of accounts receivable, accounts payable and accrued expenses and net clearing broker assets between periods. These changes resulted primarily from increasing levels of sales and the timing of cash posted for securities lending positions, offset in part by increasing levels of expenditures, and from cash management efforts affecting the timing of payments.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At March 31, 2007, the net balance for clearing broker assets and clearing broker liabilities was a net receivable of $2.2 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At March 31, 2007, clearing broker assets include stock borrows of $427.0 million and clearing broker liabilities include stock loans of $427.4 million. We anticipate that these balances will grow in 2007 as a result of the $12.5 million capital infusion into the business in December 2006.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires the maintenance of $10 million in excess regulatory net capital. NYFIX International is a registered ISD Category B firm with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At March 31, 2007, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $29.0 million, $18.0 million in excess of our aggregate requirement of $11.0 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the three months ended March 31, 2007 was $3.5 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $2.7 million and capitalized product enhancement costs of $0.8 million.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases, long-term debt issued for working capital purposes, and issuance of capital stock for general corporate purposes and business development activities. At March 31, 2007, we had long-term debt and capital lease obligations outstanding aggregating $9.0 million (including current portions and the convertible note discussed below).

At March 31, 2007, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At March 31, 2007, the price at which the lender could convert the convertible note into shares of our common stock was $5.66 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above.

Net cash used in financing activities for the three months ended March 31, 2007 was $0.3 million, consisting primarily of principal payments under capital lease obligations.

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

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements other than those related to the contingent obligations under the $7.5 million convertible note as described above and under the terms of our Series B Preferred Stock as described in our 2006 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for doubtful accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our 2006 10-K, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts, property and equipment, acquisitions and goodwill, product enhancement costs, long-lived assets, income taxes, contingencies and stock-based compensation. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2006.

Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the three months ended March 31, 2007, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2006 10-K.

Part I Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our 2006 10-K (filed in August 2007), management and our independent registered public accounting firm identified several material weaknesses regarding elements of our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures.

Based on an evaluation of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, we continued to have material weaknesses regarding elements of our internal control over financial reporting, and as a result, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2005 and 2006 10-K’s, our management, with oversight from our Audit Committee, implemented measures to help ensure the accuracy of our financial reporting until such time as we are able to further improve our control environment and remedy our material weaknesses, including, among other things:

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

Changes in Internal Control Over Financial Reporting

During 2006 and through the August 6, 2007 filing of our 2006 10-K (which included developments during the three months ended March 31, 2007), we initiated changes to address previously reported material weaknesses in internal control over financial reporting, as described therein, that have a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Our efforts, which spanned the January 1, 2006 through August 6, 2007 period and continued to the date of filing of this report as part of an ongoing process, have focused and continue to focus, on:

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

Part II Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks referred to in our 2006 10-K are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the risks referred to in our 2006 10-K actually occur our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

We are not presently aware of new material risk factors in addition to those referred to in our 2006 10-K For more information regarding risk factors relating to us and our business, please refer to Item 1A, Risk Factors in our 2006 10-K.

Part II Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Uses of Common Stock

Certain transactions involving our common stock occurring during the first quarter of 2007 and through the date of this report were as follows:

Three months ended March 31, 2007

•
On January 25, 2007, the Board of Directors declared a dividend payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006. As a result, we issued 227,500 restricted shares of common stock, with a fair value of approximately $1,354,000 based on the market price of our common stock on the declaration date.  The issuance of the shares was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

•
During the three months ended March 31, 2007, certain stock options on the pending notification list aggregating 225,000 shares were exercised by an affiliate at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with 73,171 shares of then-outstanding common stock, which were returned to treasury. We then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The issuance of the shares was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

•
Also during March 2007, we issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of his employment agreement requiring issuance of shares worth $300,000. The issuance of the shares to the officer was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Subsequent Stock Issuances

On June 19, 2007, the Board of Directors declared a dividend payable to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2007 through June 30, 2007; as a result, we issued 526,327 restricted shares of common stock in July 2007, with a fair value of approximately $3,426,000 based on the market price of our common stock on the declaration date. The issuance of the shares was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

Part II Item 3. Defaults Upon Senior Securities

There were no payment defaults on our outstanding indebtedness during the three months ended March 31, 2007; however, there have been defaults related to our other obligations to become current with our periodic SEC filings and to register certain securities. Please see Note 11 to the Condensed Consolidated Financial Statements included in this report for a more detailed description of these matters.

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

NYFIX, INC.

August 15, 2007	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

August 15, 2007	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.