Form 10-Q
period 2007-06-30
NYFIX INC
filed 2007-08-28
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2007, the registrant had 36,501,987 shares of common stock, $0.001 par value, outstanding.

NYFIX, INC.

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$85,210	$105,888
Accounts receivable, less allowances of $256 and $316, respectively	17,948	13,744
Clearing broker assets	393,405	422,880
Prepaid expenses and other current assets	4,903	4,435
Total current assets	501,466	546,947
Property and equipment, net of accumulated depreciation and amortization of $35,588 and $32,813, respectively	17,095	14,808
Product enhancement costs, net of accumulated amortization of $17,764 and $16,139, respectively	6,070	5,900
Goodwill	58,173	58,193
Acquired intangible assets, net of accumulated amortization of $11,419 and $10,472, respectively	1,029	1,966
Other assets, net	1,545	1,514
Total assets	$585,378	$629,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$27,964	$25,133
Clearing broker liabilities	391,031	422,429
Current portion of capital lease obligations	1,143	1,223
Current portion of long-term debt	193	188
Current portion of other long-term liabilities	955	1,235
Deferred revenue	4,150	4,212
Total current liabilities	425,436	454,420
Long-term portion of capital lease obligations	-	461
Long-term debt	7,427	7,412
Other long-term liabilities	3,339	3,662
Total liabilities	436,202	465,955
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $77,632 at June 30, 2007	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 and 60,000,000 shares authorized; 36,882,486 and 36,654,986 shares issued, respectively	252,825	256,835
Preferred stock dividend distributable, 526,327 common shares	3,426	-
Accumulated deficit	(155,665)	(139,309)
Treasury stock, 933,780 and 1,133,778 shares, respectively, at cost	(13,566)	(16,224)
Accumulated other comprehensive income (loss)	64	(21)
Total stockholders' equity	149,176	163,373
Total liabilities and stockholders' equity	$585,378	$629,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue:
Subscription and maintenance	$16,471	$15,739	$33,745	$31,386
Product sales and services	695	469	1,375	1,341
Transaction	13,592	6,744	23,368	13,947
Total revenue	30,758	22,952	58,488	46,674

Cost of revenue:
Subscription and maintenance	8,369	7,884	16,915	15,949
Product sales and services	206	499	593	996
Transaction	8,359	4,062	13,760	7,989
Total cost of revenue	16,934	12,445	31,268	24,934

Gross profit	13,824	10,507	27,220	21,740

Operating expense:
Selling, general and administrative	20,351	11,224	37,229	22,047
Restatement, SEC investigation and related expenses	1,392	3,688	4,985	7,742
Depreciation and amortization	378	269	660	638

Loss from operations	(8,297)	(4,674)	(15,654)	(8,687)

Interest expense	(126)	(282)	(262)	(416)
Investment income	1,097	181	2,324	313
Other income (expense), net	3	18	(12)	18
Loss from continuing operations before income tax provision	(7,323)	(4,757)	(13,604)	(8,772)
Income tax provision	47	47	94	94
Loss from continuing operations	(7,370)	(4,804)	(13,698)	(8,866)
Loss from discontinued operations	-	(200)	-	(392)
Net loss	(7,370)	(5,004)	(13,698)	(9,258)
Accumulated preferred dividends	(1,709)	-	(3,426)	-
Loss applicable to common stockholders	$(9,079)	$(5,004)	$(17,124)	$(9,258)

Basic and diluted loss from continuing operations per common share (net of accumulated preferred dividends)	$(0.25)	$(0.15)	$(0.48)	$(0.27)
Basic and diluted loss from discontinued operations per common share	-	0.00	-	(0.01)

Basic and diluted loss per common share	$(0.25)	$(0.15)	$(0.48)	$(0.28)

Basic and diluted weighted average common shares outstanding	35,901	32,596	35,833	32,596

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Six Months Ended June 30, 2007
(in thousands, except share amounts)

	Series B
	Voting
	Convertible		Preferred					Accumulated
	preferred		stock	Common				other	Total
	stock issued		dividend	stock issued		Accumulated	Treasury	comprehensive	stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	income (loss)	equity
Balance December 31, 2006	1,500,000	$62,092	$-	36,654,986	$256,835	$(139,309)	$(16,224)	$(21)	$163,373
Comprehensive loss:			-
Net loss	-	-	-	-	-	(13,698)	-	-	(13,698)
Foreign currency translation adjustment	-	-	-	-	-	-	-	85	85
Total comprehensive loss	-	-	-	-	-	-	-	-	(13,613)
Issuance of treasury stock for stock options exercised (225,000 shares issued; 73,171 shares surrendered)	-	-	-	-	-	(2,658)	2,658	-	-
Issuance of restricted shares from treasury stock pursuant to employment agreement (48,169 shares)	-	-	-	-	-	-	-	-	-
Declaration of preferred stock dividend	-	-	4,780	-	(4,780)	-	-	-	-
Common shares issued in payment of preferred stock dividend	-	-	(1,354)	227,500	1,354	-	-	-	-
Stock-based compensation expense	-	-	-	-	235	-	-	-	235
Modification of stock options	-	-	-	-	(819)	-	-	-	(819)
Balance June 30, 2007	1,500,000	$62,092	$3,426	36,882,486	$252,825	$(155,665)	$(13,566)	$64	$149,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(13,698)	$(9,258)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Loss from discontinued operations	-	392
Depreciation and amortization	5,382	5,707
Stock-based compensation expense	235	579
Amortization of debt discounts and premiums	20	10
Deferred income taxes	74	74
Recovery of doubtful accounts	-	(42)
Other, net	1	(1)
Changes in assets and liabilities:
Accounts receivable	(4,198)	2,944
Prepaid expenses and other assets	(526)	679
Clearing broker assets	29,475	(53,360)
Deferred revenue	(62)	(156)
Accounts payable, accrued expenses and other liabilities	1,495	1,700
Clearing broker liabilities	(31,398)	55,489
Net cash (used in) provided by continuing operating activities	(13,200)	4,757
Net cash provided by discontinued operating activities	-	795
Net cash (used in) provided by operating activities	(13,200)	5,552
Investing activities:
Capital expenditures for property and equipment	(5,057)	(1,221)
Capitalization of product enhancement costs	(1,795)	(1,561)
Tax benefit attributable to goodwill	20	20
Net cash used in continuing investing activities	(6,832)	(2,762)
Net cash used in discontinued investing activities	-	(472)
Net cash used in investing activities	(6,832)	(3,234)
Financing activities:
Principal payments under capital lease obligations	(541)	(339)
Other, net	(184)	(67)
Net cash used in continuing financing activities	(725)	(406)
Effect of exchange rate changes on cash	79	147
Net (decrease) increase in cash and cash equivalents	(20,678)	2,059
Cash and cash equivalents, beginning of period	105,888	21,066
Cash and cash equivalents, end of period	85,210	23,125
Less cash and cash equivalents of discontinued operations, end of period	-	193
Cash and cash equivalents of continuing operations, end of period	$85,210	$22,932

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

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment and Staff Accounting Bulletin No. 107, Share-Based Payment, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those stock-based compensation awards, such as continued employment, periodic vesting requirements, and limited transferability.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Stock Option Plans

A summary of activity under stock option plans for six months ended June 30, 2007, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)

Outstanding at beginning of the year	3,670,780	(1)	$9.56
Exercised	(225,000)		$2.00
Cancelled	(650,703)		$9.44

Outstanding at end of the period	2,795,077	(2)	$9.92	4.6	$5,077

Exercisable at end of the period	2,774,743	(2)	$9.95	4.5	$5,046

(1) Includes 1,089,906 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC (see Note 10). The weighted average exercise price for such shares approximates $3.95 per share.

(2) Includes 1,030,150 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $4.82 per share.

Since the Company has not been current with its SEC reporting obligations until the filing of this report, it generally did not issue shares to employees and directors in connection with the exercise of stock options since July 2005. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby the Company will honor awards to former employees who have validly notified the Company in writing of their intent to exercise. As a result, the Company modified vested in-the-money awards to terminating employees, prior to their termination of employment, extending the normal 90 day post-termination exercise period until such time as the Company expected to be current with its SEC reporting obligations and the underlying shares are once again covered by an effective registration statement.

The Company did not grant stock options during the six months ended June 30, 2007 and 2006.

Restricted Stock

During March 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of his employment agreement requiring issuance of shares with a fair market value of $300,000. The fair value of such shares of $300,000 is being charged to stock-based compensation expense pro rata over the requisite service period.

Stock-based Compensation Expense

Stock-based compensation expense during the three and six months ended June 30, 2007 was approximately $0.3 million and $0.4 million, respectively, which includes an aggregate of $0.2 million for both the three and six months ended June 30, 2007 of expense related to expired options to be cash settled and extending the normal 90 day post-termination exercise period. During the three and six months ended June 30, 2006 stock-based compensation expense was approximately $0.2 million and $0.6 million, respectively, which includes an aggregate of a nil amount and $0.1 million, respectively, of expense related to expired options to be cash settled and extending the normal 90 day post-termination exercise period. Stock-based compensation expense for the six months ended June 30, 2006 includes less than $0.1 million related to discontinued operations. At June 30, 2007, unrecognized compensation expense related to the nonvested portion of the restricted stock grant of $225,000 will be amortized through March 2008.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

The following table sets forth the computations of loss per common share and of the weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Loss from continuing operations	$(7,370)	$(4,804)	$(13,698)	$(8,866)
Less: Accumulated preferred dividends	(1,709)	-	(3,426)	-
Loss from continuing operations applicable to common stockholders, basic and diluted	(9,079)	(4,804)	(17,124)	(8,866)
Loss from discontinued operations, basic and diluted	-	(200)	-	(392)
Loss applicable to common stockholders, basic and diluted	$(9,079)	$(5,004)	$(17,124)	$(9,258)

Basic and diluted loss from continuing operations per common share	$(0.25)	$(0.15)	$(0.48)	$(0.27)
Basic and diluted loss from discontinued operations per common share	-	0.00	-	(0.01)
Basic and diluted loss per common share	$(0.25)	$(0.15)	$(0.48)	$(0.28)

Weighted average common shares outstanding(1):
Basic and diluted shares	35,901	32,596	35,833	32,596

Antidilutive securities:
Stock options, treasury stock method (2)	469	632	465	679
Convertible note (2)	1,327	1,304	1,327	1,304
Convertible preferred stock (2)	15,000	-	15,000	-

(1) Excludes nonvested restricted stock grants.

(2) The impact of stock options, the convertible note and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

4.	Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007	December 31, 2006
Accounts payable	$15,329	$11,052
Compensation and related	6,600	6,276
Modification of stock-based awards	3,175	2,601
Sale of NYFIX Overseas working capital adjustment (Note 9)	-	1,318
Taxes, other than income and payroll taxes	639	834
Penalties on reporting delinquency (Note 11)	-	631
Other	2,221	2,421
Total accounts payable and accrued expenses	$27,964	$25,133

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

5.	Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at June 30, 2007 and December 31, 2006:

(in thousands)	June 30, 2007	December 31, 2006
Securities borrowed	$384,270	$421,435
Securities failed-to-deliver	5,795	-
Deposits with clearing firms	774	766
Receivables from clearing organizations	2,566	679
Total clearing broker assets	$393,405	$422,880

Securities loaned	$385,766	$422,414
Securities failed-to-receive	5,265	-
Payables to clearing organizations	-	15
Total clearing broker liabilities	$391,031	$422,429

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of June 30, 2007, securities borrowed with a fair value of $371.8 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and six months ended June 30, 2007 and 2006, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Interest earned	$4,412	$2,952	$8,064	$5,672
Interest incurred	(4,059)	(2,604)	(7,400)	(4,955)
Net	$353	$348	$664	$717

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium, LLC (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium, at June 30, 2007, were 2.92 to 1 and 3.65 to 1, respectively.

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is an ISD Category B firm registered with the Financial Services Authority (“FSA”) in the U.K. NYFIX International is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

At June 30, 2007, the regulatory net capital/resources and excess amounts were as follows:

(in thousands)	Regulatory Net Capital /Resources	Excess Regulatory Net Capital /Resources
NYFIX Clearing	$25,471	$25,221
NYFIX Transaction	636	512
NYFIX Millennium	1,224	926
	27,331	26,659

NYFIX International	816	244
	$28,147	$26,903

6.	Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the 2006 10-K, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets. This allowance excludes the offsetting impact of the deferred tax liability for amortization of goodwill related to the acquisition of Renaissance Trading Technologies, LLC (“Renaissance”) due to the indefinite life of goodwill. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

7.	Total Comprehensive Loss

The components of total comprehensive loss, net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net loss	$(7,370)	$(5,004)	$(13,698)	$(9,258)
Foreign currency translation adjustment	84	355	85	413
Total comprehensive loss	$(7,286)	$(4,649)	$(13,613)	$(8,845)

8.	Business Segment Information

In accordance with the requirements for interim period reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting the external, intersegment and net revenues and the operating income of its operating segments. As of June 30, 2007, the Company was organized into three operating divisions through which senior management evaluates the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

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

Order Management Systems (“OMS”) Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Transaction Services Division. The Transaction Services Division is comprised of the three U.S. registered broker-dealer subsidiaries, NYFIX Millennium, NYFIX Transaction and NYFIX Clearing together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Transaction provides direct electronic market access and algorithmic trading products. NYFIX Millennium and NYFIX Transaction also resell certain products and services offered by the FIX Division and the OMS Division. NYFIX Clearing clears trades on behalf of NYFIX Millennium and NYFIX Transaction and operates a matched-book stock borrow/stock loan business. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities housed within NYFIX International. During the three and six months ended June 30, 2007 the Company incurred pre-operating start-up costs of $0.6 million related to this initiative. These start-up costs are included in Corporate & Other in the segment information reported below. The Company is targeting the commencement of Euro MillenniumTM operations during the first quarter of 2008.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three and six months ended June 30, 2007 and 2006:

(in thousands)	FIX Division	OMS Division	Transaction Services Division	Corporate & Other (1)	Total
Three Months Ended June 30, 2007
Revenue - external customers	$13,656	$2,431	$14,671	$-	$30,758
Revenue (cost of revenues), net - intersegment	551	205	(756)	-	-
Net revenue	14,207	2,636	13,915	-	30,758
Operating income (loss) (2)	422	(5,545)	1,062	(4,236)	(8,297)

Three Months Ended June 30, 2006
Revenue - external customers	$10,676	$4,453	$7,823	$-	$22,952
Revenue (cost of revenues), net - intersegment	561	289	(850)	-	-
Net revenue	11,237	4,742	6,973	-	22,952
Operating income (loss) (2)	1,033	(2,461)	(20)	(3,226)	(4,674)

Six Months Ended June 30, 2007
Revenue - external customers	$26,965	$5,838	$25,685	$-	$58,488
Revenue (cost of revenues), net - intersegment	1,121	443	(1,564)	-	-
Net revenue	28,086	6,281	24,121	-	58,488
Operating income (loss) (2)	1,496	(9,979)	2,629	(9,800)	(15,654)

Six Months Ended June 30, 2006
Revenue - external customers	$21,311	$9,333	$16,030	$-	$46,674
Revenue (cost of revenues), net - intersegment	1,178	586	(1,764)	-	-
Net revenue	22,489	9,919	14,266	-	46,674
Operating income (loss) (2)	2,897	(4,405)	274	(7,453)	(8,687)
_______________
(1) Corporate & Other items include restatement, SEC investigation and related expenses, certain transitional costs and other corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.
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

Revenue related to NYFIX Overseas included in the loss from discontinued operations was $1.9 million and $3.6 million, respectively, for the three and six months ended June 30, 2006.

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

Pending Exercises

Since the Company has not been current with its SEC reporting obligations until the filing of this report, it generally did not issue shares to employees and directors in connection with the exercise of stock options since July 2005. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby the Company will honor awards to former employees who have validly notified the Company in writing of their intent to exercise.

The Company has cash exposure to these option holders equal to the difference between the fair market value of the Company’s common stock on the original exercise notification date and the fair market value of the Company’s common stock on the actual date of exercise if the price declines.

As of June 30, 2007, the Company had outstanding options covering 1,030,150 shares for which it had been notified of intents to exercise and which were not deemed probable of expiring before the Company could issue shares (“Pending Exercises”). The range of fair market values for the Company’s common stock on the dates of the corresponding notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. The Company estimated that its potential cash exposure as of June 30, 2007, due to declines in its stock price after such notifications, was less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of the Company’s stock declines once option holders are able to exercise and sell the underlying shares. The Company intends to offer to settle Pending Exercises in cash in an amount equal to the difference between the closing price of its stock on the date of notification and the exercise price of such options. The Company estimates its maximum cash exposure for net settlements of this nature at approximately $1.8 million.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

During the six months ended June 30, 2007, the Company paid $0.4 million to cash settle 114,250 options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled, related to expired options covering 21,375 shares, aggregated $0.1 million. The Company may have additional cash exposure in the future if it cannot settle expiring options with stock due to the Company again becoming non-current with its SEC periodic reporting obligations.

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

During the three and six months ended June 30, 2007, the Company incurred $1.4 million and $5.0 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters (including Pending Exercises and expiring stock options). During the three and six months ended June 30, 2006, these costs were $3.7 million and $7.7 million, respectively, which also included costs related to the SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of the Company’s former independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

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

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock. The Company’s Board of Directors has designated 0.1 million shares as Series A Preferred Stock for issuance in connection with the Stockholders’ Rights Plan discussed below. In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

On September 4, 2006, the Rights Agreement was amended to exclude the acquisition by Warburg Pincus Private Equity IX, L.P. (“Warburg Pincus”) of the 1.5 million shares of Series B Preferred Stock issued on October 12, 2006 from triggering the exercise period for the Rights.

Registration Rights Agreements and Reporting Requirements

In addition to its obligation to obtain registration of additional shares of its common stock under the terms of a $7.5 million convertible note issued in December 2004, the Company is obligated to obtain registration of additional shares of its common stock under two separate registration rights agreements entered into coincidental to private placements of the Company’s equity securities and to become current with its SEC reporting obligations under the Exchange Act as described below. With this filing, the Company will become current with its SEC reporting obligations under the Exchange Act and is able to effect registration of additional shares of its common stock.

Private Placement of Common Stock

Pursuant to a registration rights agreement entered into in connection with the sale and issuance of 2,713,000 shares of its common stock in July 2006, the Company was obligated to use its best efforts to become current with its SEC reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring a liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In the fourth quarter of 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. In addition, the Company is obligated to cause a registration statement covering these shares to become effective within 45 days (if the SEC elects not to review such registration statement) or 120 days (if the SEC elects to review the registration statement) following the date that the Company cures the delinquency in its periodic reporting obligations (such 45- or 120-day deadline, as applicable, the “Effectiveness Deadline”). Failure of the registration statement to become effective by the Effectiveness Deadline would result in a liability of the Company to the buyers for liquidated damages in the amount of 2% of the purchase price for each 30-day period after the Effectiveness Deadline during which the registration statement fails to become effective. The Company’s total liability for liquidated damages in connection with both such deadlines (including the 5% charge recorded in the fourth quarter of 2006) is capped at 13% of the aggregate purchase price of $12.6 million. The registration rights agreement also contains customary indemnity and contribution provisions in favor of the investors and the Company. The Company is responsible for paying the costs associated with the registration statement.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Private Placement of Series B Preferred Stock

Pursuant to a registration rights agreement entered into in connection with the sale and issuance of 1.5 million shares of its Series B Preferred Stock, the Company is obligated to use reasonable business efforts to become current with its SEC reporting obligations under the Exchange Act and obtain authorization for its common stock to be relisted on a “Principal Market,” as defined in the registration rights agreement. Beginning on October 12, 2007, the first anniversary of the closing date, the buyer has the right to make a written request to the Company to register “Registrable Securities,” as defined in the registration rights agreement. “Registrable Securities” include shares of the Company’s common stock that are issued upon conversion of the Series B Preferred Stock, issued as a dividend, and any other shares held or acquired by the buyer.

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

During the six months ended June 30, 2007, certain stock options on the pending notification list aggregating 225,000 shares, held by an accredited investor (and former executive officer), were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The excess of the average cost of these treasury shares over the exercise proceeds received of $2.7 million was charged to retained earnings.

During March 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of his employment agreement requiring issuance of shares with a fair market value of $300,000. The fair value of such shares of $300,000 is being charged to stock-based compensation expense pro rata over the requisite service period. The excess of the average cost of these treasury shares over the fair value of such shares on the grant date will be charged to retained earnings at the conclusion of the requisite service period.

As a result of the foregoing activity, at June 30, 2007, the Company had outstanding 35,948,706 shares of common stock, with 933,780 held in treasury.

On June 19, 2007, the Board of Directors declared a dividend, payable July 2, 2007, to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2007 through June 30, 2007; as a result, the Company issued 526,327 restricted shares of common stock, with a fair value of approximately $3,426,000 based on the market price of its common stock on the declaration date. These accumulated dividends were reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share for the six months ended June 30, 2007.

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

Due to the fact that, until the filing of this report, we have not been current with our SEC reporting obligations, we have generally not issued shares to employees and directors in connection with the exercise of stock options since July 2005. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby we will honor awards to former employees who have validly notified us in writing of their intent to exercise. These awards will be honored once we have filed this report and we are once again current with our SEC reporting obligations and can settle awards under our registration statements. Certain former employees have notified us in writing of their intent to exercise; however, we have not honored such exercises at this time. We have cash exposure if our stock price drops after employees have notified us in writing of their intent to exercise.

As of June 30, 2007, Pending Exercises totaled 1,030,150 shares. The range of fair market values of our common stock on the dates of the corresponding notifications through June 30, 2007 was from $2.90 to $7.47, with a weighted average fair market value for such shares underlying options on their notification dates of $5.97. Our potential cash exposure as of June 30, 2007 for declines in our stock price after such notifications was estimated at less than $0.1 million, based on the fair market value of $7.40 at June 30, 2007. This cash exposure could, however, significantly increase if the fair market value of our stock declines once option holders are able to exercise and sell the underlying shares. We intend to offer to settle Pending Exercises in cash in an amount equal to the difference between the closing price of our stock on the date of notification and the exercise price of such options. We estimate our maximum cash exposure for net settlements of this nature at approximately $1.8 million.

During the six months ended June 30, 2007, we paid $0.4 million to cash settle options which had reached their 10-year contractual life and expired. At June 30, 2007, liabilities for modified awards to be cash settled, related to options covering 21,375 shares, aggregated $0.1 million. We have additional cash exposure in the future if we cannot settle expiring options with stock if we again become non-current with our SEC periodic reporting obligations.

During the three and six months ended June 30, 2007, we incurred $1.4 million and $5.0 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters (including Pending Exercises and expiring stock options). During the three and six months ended June 30, 2006, these costs were $3.7 million and $7.7 million, respectively, which also included costs related to the SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will likely continue to incur material amounts of expense associated with these matters until they are resolved.

As described more fully in Note 10 to the Condensed Consolidated Financial Statements, other than the amounts for employee-related taxes for stock options and Pending Exercises, we, in accordance with SFAS No. 5, Accounting for Contingencies, have not recorded any liability with respect to these matters as we are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the our financial condition. In addition, other actions may be brought against us related to the matters described above.

Results of Operations for the Three and Six Month Periods Ended June 30, 2007 and 2006

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2007	% of revenue	2006	% of revenue	2007	% of revenue	2006	% of revenue
Revenue:
Subscription and maintenance	$16,471	54%	$15,739	69%	$33,745	58%	$31,386	67%
Product sales and services	695	2%	469	2%	1,375	2%	1,341	3%
Transaction	13,592	44%	6,744	29%	23,368	40%	13,947	30%
Total revenue	30,758	100%	22,952	100%	58,488	100%	46,674	100%
Cost of revenue:
Subscription and maintenance (1)	8,369	27%	7,884	34%	16,915	29%	15,949	34%
Product sales and services (1)	206	1%	499	2%	593	1%	996	2%
Transaction (1)	8,359	27%	4,062	18%	13,760	24%	7,989	17%
Total cost of revenue	16,934	55%	12,445	54%	31,268	53%	24,934	53%
Gross profit	13,824	45%	10,507	46%	27,220	47%	21,740	47%
Operating expense:
Selling, general and administrative (1)	20,351	66%	11,224	49%	37,229	64%	22,047	47%
Restatement, SEC investigation and related expenses (1)	1,392	5%	3,688	16%	4,985	9%	7,742	17%
Depreciation and amortization	378	1%	269	1%	660	1%	638	1%
Loss from operations	(8,297)	-27%	(4,674)	-20%	(15,654)	-27%	(8,687)	-19%
Interest expense	(126)	0%	(282)	-1%	(262)	0%	(416)	-1%
Investment income	1,097	4%	181	1%	2,324	4%	313	1%
Other income (expense), net	3	0%	18	0%	(12)	0%	18	0%
Loss from continuing operations before income tax provision	(7,323)	-24%	(4,757)	-21%	(13,604)	-24%	(8,772)	-19%
Income tax provision	47	0%	47	0%	94	0%	94	0%
Loss from continuing operations	(7,370)	-24%	(4,804)	-21%	(13,698)	-23%	(8,866)	-19%
Loss from discontinued operations (1)	-		(200)		-		(392)
Net loss	(7,370)		(5,004)		(13,698)		(9,258)
Accumulated preferred dividends	(1,709)		-		(3,426)		-
Loss applicable to common stockhoders	$(9,079)		$(5,004)		$(17,124)		$(9,258)

Percentage sub-totals may not add due to rounding.

(1) Stock-based compensation included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$1	$15	$11	$58
Product sales and services	(1)	(2)	-	2
Transaction	1	3	1	6
Selling, general and administrative	125	216	223	479
Restatement, SEC investigation and related expenses (a)	210	(45)	199	60
Loss from discontinued operations	-	34	-	34
	$336	$221	$434	$639

(a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents the components of revenue for the periods indicated:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Subscription and maintenance	$16,471	$15,739	$732	5%	$33,745	$31,386	$2,359	8%
Product sales and services	695	469	226	48%	1,375	1,341	34	3%
Transaction	13,592	6,744	6,848	102%	23,368	13,947	9,421	68%
Total revenue	$30,758	$22,952	$7,806	34%	$58,488	$46,674	$11,814	25%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended June 30, 2007 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $2.1 million to $2.6 million for the three months ended June 30, 2007 compared to $4.7 million during the three months ended June 30, 2006, due primarily to the discontinuation (during the second quarter) of certain floor application products as well as cancellations from certain desktop clients. We experienced a number of operational outages for our OMS Division desktop products during the third quarter of fiscal 2007 due in part to market data capacity issues. These outages may have a negative impact on our operating results going forward, including additional cancellations from desktop clients. Recurring maintenance on licensed software was comparable between the three months ended June 30, 2007 and 2006 at $0.9 and $1.0 million, respectively.

The increase in subscription and maintenance revenue for the six months ended June 30, 2007 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $3.6 million to $6.3 million for the six months ended June 30, 2007 compared to $9.9 million during the six months ended June 30, 2006, due primarily to the discontinuation (during the second quarter) of certain floor application products as well as cancellations from certain desktop clients. Recurring maintenance on licensed software decreased $0.2 million to $1.9 million for the six months ended June 30, 2007 compared to $2.1 million for the six months ended June 30, 2006.

Product Sales and Services

Product sales and services increased $0.2 million to $0.7 million during the three months ended June 30, 2007 compared to $0.5 million during the three months ended June 30, 2006 due primarily to an increase in sales of software licenses and related services by our FIX Division.

Product sales and services revenue for the six months ended June 30, 2007 was comparable to that for the six months ended June 30, 2007 and 2006 at $1.4 million and $1.3 million, respectively.

Transaction

The increase in transaction revenue for the three months ended June 30, 2007 was attributable to an increase in commissions on trade executions. Commissions increased $6.9 million to $13.2 million during the three months ended June 30, 2007 compared to $6.3 million during the three months ended June 30, 2006 due primarily to a $7.0 million increase in commissions from Sell-Side clients offset by a $0.1 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products, an increase in commissions for direct market access services and, effective in June, the recording of billed NYSE linkage fees (see discussion in cost of revenue below), offset in part by a decline in billed specialist fees. The average daily matched volume in NYFIX Millennium during the three months ended June 30, 2007 was 54.4 million shares, a 155% increase over the average of 21.3 million shares during the three months ended June 30, 2006. This increase reflects the increased popularity of both dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The additional anticipated cancellations from desktop OMS Division clients could impact future transaction revenues as many of these desktop clients use our execution services. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.4 million during the three months ended June 30, 2007, compared to $0.3 million during the three months ended June 30, 2006.

The increase in transaction revenue for the six months ended June 30, 2007 was attributable to an increase in commissions on trade executions. Commissions increased $9.5 million to $22.7 million during the six months ended June 30, 2007 compared to $13.1 million during the six months ended June 30, 2006 due primarily to a $10.8 million increase in commissions from Sell-Side clients offset by a $1.3 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products, an increase in commissions for direct market access services and, effective in June, the recording of NYSE linkage fees, offset in part by a decline in billed specialist fees. The average daily matched volume in NYFIX Millennium during the six months ended June 30, 2007 was 47.9 million shares, a 138% increase over the average of 20.1 million shares during the six months ended June 30, 2006. The increased popularity of third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. In early 2007, the sales team was realigned around customer segments to better focus our efforts on direct Buy-Side sales. As a result, during the second quarter of 2007, substantial progress was made with Buy-Side clients. Our securities lending business generated comparable net interest spread on its matched book stock borrow/stock loan portfolio of $0.7 million during the six months ended June 30, 2007 and 2006.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Subscription and maintenance	$8,369	$7,884	$485	6%	$16,915	$15,949	$966	6%
Product sales and services	206	499	(293)	-59%	593	996	(403)	-40%
Transaction	8,359	4,062	4,297	106%	13,760	7,989	5,771	72%
Total cost of revenue	$16,934	$12,445	$4,489	36%	$31,268	$24,934	$6,334	25%

Percent of total revenue	55%	54%			53%	53%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue for the three months ended June 30, 2007 was primarily attributable to an increase in fees paid of $0.1 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher depreciation costs of $0.2 million and increased telecommunication costs of $0.1 million. As a percentage of related revenue, these costs increased to 51% for the three months ended June 30, 2007 as compared to 50% for the three months ended June 30, 2006.

The increase in subscription and maintenance cost of revenue for the six months ended June 30, 2007 was primarily attributable to an increase in fees paid of $0.3 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher depreciation costs of $0.1 million, increased telecommunication costs of $0.1 million and various other cost increases. As a percentage of related revenue, these costs decreased to 50% for the six months ended June 30, 2007 as compared to 51% for the six months ended June 30, 2006.

Product Sales and Services

The decrease in product sales and services cost of revenue for the three months ended June 30, 2007 was attributable to lower amortization of capitalized enhancement costs of $0.1 million and lower intangible asset amortization of $0.2 million as a result of intangible assets becoming fully amortized during the three months ended June 30, 2007. Recently, such costs have been primarily fixed versus variable in nature. As a percentage of related revenue, these costs decreased to 30% for the three months ended June 30, 2007 compared to 106% for the respective period in 2006.

The decrease in product sales and services cost of revenue for the six months ended June 30, 2007 was attributable to lower amortization of capitalized enhancement costs of $0.2 million and lower intangible asset amortization of $0.2 million as a result of intangible assets becoming fully amortized during the three months ended June 30, 2007. Recently, such costs have been primarily fixed versus variable in nature. As a percentage of related revenue, these costs decreased to 43% for the six months ended June 30, 2007 compared to 74% for the respective period in 2006.

Transaction

The increase in transaction cost of revenue for the three months ended June 30, 2007 primarily related to increased execution and clearing fees of $4.4 million, of which $2.1 million was associated with the growth in transaction volumes and $2.3 million related to outbound routed NYSE linkage fees. Upon the March 5, 2007 effective date of Regulation NMS for exchanges, we began to incur significant linkage fees from the NYSE to route orders to other market centers with improved prices. As a percentage of related revenue, transaction cost of revenue was 61% during the three months ended June 30, 2007, compared to 60% for the three months ended June 30, 2006. Due to difficulties we had in capturing the trade information for NYSE outbound routed orders on a real-time basis from March 5, 2007 through May 31, 2007, we were not able to timely notify our direct access clients of these pass-through charges. Due to these difficulties and the related contingency, we have not recorded any offsetting revenue from these clients related to these charges during this period since collectibility is currently not reasonably assured. The amount of linkage fee expense we recorded for April 2007 and May 2007, without any offsetting revenue amount recorded, totaled $1.6 million. The collectibility contingency for pass-through NYSE linkage fees was resolved on a going forward basis effective June 1, 2007.

The increase in transaction cost of revenue for the six months ended June 30, 2007 primarily related to increased execution and clearing fees of $5.8 million, of which $3.2 million was associated with the growth in transaction volumes and $2.6 million related to outbound routed NYSE linkage fees. The amount of linkage fee expense we recorded for March 5, 2007 through May 31, 2007, without any offsetting revenue amount recorded, totaled $1.9 million. As a percentage of related revenue, transaction cost of revenue was 59% during the six months ended June 30, 2007, compared to 57% for the six months ended June 30, 2006.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Compensation and related	$8,663	$6,299	$2,364	38%	$16,501	$12,456	$4,045	32%
Occupancy and related	1,096	808	288	36%	1,906	1,575	331	21%
Marketing, travel and entertainment	1,366	808	558	69%	2,157	1,271	886	70%
Professional fees	3,923	1,469	2,454	167%	6,844	3,074	3,770	123%
Stock-based compensation	125	216	(91)	-42%	223	479	(256)	-53%
Transitional rebuilding and remediation	1,719	-	1,719	-	3,461	-	3,461	-
Transitional employment costs	852	272	580	213%	1,888	453	1,435	317%
Euro Millennium pre-operating start-up costs	644	-	644	-	644	-	644	-
General and other	1,963	1,352	611	45%	3,605	2,739	866	32%
Total SG&A	$20,351	$11,224	$9,127	81%	$37,229	$22,047	$15,182	69%

Percent of total revenue	66%	49%			64%	47%

 Compensation and Related

The increase in the portion of recurring compensation and related costs included in SG&A for the three and six months ended June 30, 2007 was primarily due to the impact of salary increases, growth in headcount, as we continue to scale our organization for growth, increased incentive compensation associated with higher revenue levels and increased costs for employee benefits.

Occupancy and Related

The increase in occupancy and related costs for the three and six months ended June 30, 2007 is primarily due to office relocation costs incurred in moving our London office to its new location and increases in office operating expenses beginning in the second quarter of 2007.

Marketing, Travel and Entertainment

The increase in marketing, travel and entertainment expenses for the three and six months ended June 30, 2007, primarily reflected our efforts to market our products including participation in industry trade shows and product promotion.

Professional Fees

The increase in professional fees incurred for the three and six months ended June 30, 2007, was primarily due to the use of consultants for organizational development, marketing, public relations and operational process improvements, as well as increases in SOX 404 compliance and legal fees. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

Stock-based Compensation

The decrease in stock-based compensation for the three and six months ended June 30, 2007 was primarily attributable to the fact that we have not issued any stock options since the second quarter of 2005.

Now that we are current with our SEC reporting obligations, we expect to resume issuing stock-based incentive awards to employees to assist in retention and to further promote alignment between the interests of employees and stockholders. Over the next several weeks, we expect our Board of Directors to approve a new equity incentive plan and immediately thereafter we expect to issue a significant amount of options and restricted stock awards. As a result of this anticipated issuance, we expect our future non-cash stock-based compensation expense to have a significant effect on our reported results.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect a Company-wide, Board approved effort, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, we expect to remediate our lab environment, data replication and back-up, network monitoring, application security and to have more timely and detailed internal and external financial reporting. These efforts are also addressing certain historical administrative issues such as our corporate legal structure and our compensation programs. These costs primarily consist of fees paid to outside consultants. During the three months and six months ended June 30, 2007, we incurred $1.7 million and $3.5 million, respectively of such costs. We expect to incur a total of approximately $6.0 million of these costs, mostly during fiscal 2007, however, a portion of this work and related costs may carry forward into early 2008.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits are being expensed over the required service period. During the three and six months ended June 30, 2007, we incurred $0.9 million and $1.9 million of such costs, respectively. During the three and six months ended June 30, 2006, we incurred $0.3 million and $0.5 million of such costs, respectively. We expect to incur in excess of $3.0 million of such costs during fiscal 2007 and an additional $0.3 million during the first half of 2008.

Euro Millennium Pre-Operating Start-Up Costs

In the second quarter of 2007 our Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the U.S. with our goal of global expansion during a time of rapid regulatory change. During the three and six months ended June 30, 2007 we incurred pre-operating start-up costs of $0.6 million related to this initiative. These pre-operating start-up costs include compensation and related costs, consulting, marketing and travel related costs. We expect to incur approximately $4.8 million of such start-up costs during fiscal 2007 and are targeting the commencement of operations during the first quarter of 2008.

General and Other

The increase in general and other expenses for the three and six months ended June 30, 2007 primarily reflects an increase in recruiting fees, various municipal taxes and higher software maintenance costs. These increases were offset in part by decreases in costs for temporary administrative help and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2007	2006		$2007	2006	$
Restatement, SEC investigation and related expenses	$1,392	$3,688	$(2,296)	$4,985	$7,742	$(2,757)
Depreciation and amortization	378	269	109	660	638	22

Restatement, SEC Investigation and Related Expenses

During the three and six months ended June 30, 2007 and 2006, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters (including Pending Exercises and expiring stock options), together with costs incurred in 2006 related to the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

These costs decreased $2.3 million and $2.8 million for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, respectively. With the completion of the 2005 Restatement in March 2007, we expect these costs to decline over the remainder of 2007 although we do expect to continue to incur costs related to the stock option investigation and litigations and other stock option related matters.

Depreciation and Amortization

The decline in the portion of depreciation and amortization not included in cost of revenue for the three and six months ended June 30, 2007 was due to an increase in the amount of general overhead assets that have become fully depreciated.

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2007	2006		$2007	2006	$
Interest expense	$(126)	$(282)	$(156)	$(262)	$(416)	$(154)
Investment income	1,097	181	916	2,324	313	2,011
Other income (expense), net	3	18	(15)	(12)	18	(30)

Interest Expense

The decrease for the three and six months ended June 30, 2007 was primarily attributable to additional interest of $0.1 million that was incurred during the three and six months ended June 30, 2006, as a result of our failure to register the shares underlying the $7.5 million convertible note. Excluding this additional interest in 2006, interest expense was comparable for the three and six months ended June 30, 2007 and 2006, reflecting the interest on capital lease obligations and the $7.5 million convertible note.

Investment Income

The increase in investment income for the three and six months ended June 30, 2007 reflected higher average cash balances invested during the period, primarily as a result of two private placements of equity securities during the last half of 2006.

Income Tax Provision

The income tax provisions for the three and six months ended June 30, 2007 and 2006 were solely attributable to the impact of deducting goodwill related to the Renaissance acquisition in our tax filings. All other tax effects during the three and six months ended June 30, 2007 and 2006 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

	As of
(in thousands)	June 30, 2007	December 31, 2006
Cash and cash equivalents	$85,210	$105,888

(in thousands)	Six Months Ended June 30, 2007
Net cash used in operating activities	$(13,200)
Net cash used in investing activities	(6,832)
Net cash used in financing activities	(725)
Effect of exchange rate changes on cash	79
Net decrease in cash and cash equivalents	$(20,678)

Liquidity

We derive our liquidity and capital resources primarily from our cash flows from operations, from issuances of stock and from long-term borrowings. At June 30, 2007, we had cash and cash equivalents of $85.2 million. We believe resources available at June 30, 2007 will be sufficient to finance our current investing, transitional rebuilding, remediation and other costs, Euro Millennium start-up costs, and operating needs as well as the net capital requirements of our broker-dealer subsidiaries. At June 30, 2007, $34.0 million of our total cash and cash equivalents were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between periods.

(in thousands)	Six Months Ended June 30, 2007
Net loss	$(13,698)
Non-cash items	5,712
Effect of changes in working capital and other operating accounts	(5,214)
Net cash used in operating activities	$(13,200)

Changes in working capital and other operating accounts affected cash flows during the six months ended June 30, 2007 primarily as a result of changes in the levels of accounts receivable, net clearing broker assets and accounts payable and accrued expenses between periods. These changes resulted primarily from increasing levels of sales and the timing of cash posted for securities lending positions, offset in part by increasing levels of expenditures and from cash management efforts affecting the timing of payments.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Transaction, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At June 30, 2007, the net balance for clearing broker assets and clearing broker liabilities was a net receivable of $2.4 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At June 30, 2007, clearing broker assets include stock borrows of $384.3 million and clearing broker liabilities include stock loans of $385.8 million.

NYFIX Millennium, NYFIX Transaction and NYFIX Clearing are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1. NYFIX Clearing’s DTCC membership, used to self-clear securities transactions, requires the maintenance of $10 million in excess regulatory net capital. NYFIX International is an ISD Category B firm registered with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. At June 30, 2007, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $28.1 million, which was $16.9 million in excess of our aggregate requirement of $11.2 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the six months ended June 30, 2007 was $6.8 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $5.0 million and capitalized product enhancement costs of $1.8 million.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases, long-term debt issued for working capital purposes, and issuance of capital stock for general corporate purposes and business development activities. At June 30, 2007, we had long-term debt and capital lease obligations outstanding aggregating $8.8 million (including current portions and the convertible note discussed below).

At June 30, 2007, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At June 30, 2007, the price at which the lender could convert the convertible note into shares of our common stock was $5.66 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

At the option of the lender, we may issue to the lender up to an additional $2.5 million note under terms substantially similar to those described above.

Net cash used in financing activities for the six months ended June 30, 2007 was $0.7 million, consisting primarily of principal payments under capital lease obligations.

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

Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the six months ended June 30, 2007, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2006 10-K.

Part I Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on an evaluation of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, we continued to have material weaknesses regarding elements of our internal control over financial reporting, and as a result, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2007.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2005 and 2006 10-Ks, our management, with oversight from our Audit Committee, implemented measures to help ensure the accuracy of our financial reporting until such time as we are able to further improve our control environment and remedy our material weaknesses, including, among other things:

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

Changes in Internal Control Over Financial Reporting

During 2006 and through the August 6, 2007 filing of our 2006 10-K (which included developments during the three months ended June 30, 2007), we initiated changes to address previously reported material weaknesses in internal control over financial reporting, as described therein, that have a material effect or are reasonably likely to have a material effect on our internal control over financial reporting. Our efforts, which spanned the January 1, 2006 through August 6, 2007 period and continued to the date of filing of this report as part of an ongoing process, have focused and continue to focus, on:

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

Part II Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. The risks referred to in our 2006 10-K are not the only ones facing us. Additional risks not presently known to us, or that we currently deem immaterial, may also have a material adverse effect on us. If any of the risks referred to in our 2006 10-K actually occur, our financial condition, results of operations, cash flows or business could be harmed. In that case, the market price of our securities could decline, and you could lose part or all of your investment.

We are not presently aware of any material changes to the risk factors in our 2006 10-K. For more information regarding risk factors relating to us and our business, please refer to Item 1A, Risk Factors in our 2006 10-K.

Part II Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Uses of Common Stock

Certain transactions involving our common stock occurring during the second quarter of 2007 and through the date of this report were as follows:

▪
On June 19, 2007, the Board of Directors declared a dividend payable July 2, 2007 to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2007 through June 30, 2007; as a result, we issued 526,327 restricted shares of common stock in July 2007, with a fair value of approximately $3,426,000 based on the market price of our common stock on the declaration date. The issuance of the shares was effected in reliance on the exemption set forth in Section 4(2) of the Securities Act.

▪
In July 2007, we issued 26,954 shares from treasury stock with a fair market value of $193,000 as final payment to certain holders of Renaissance promissory notes issued in connection with our acquisition of the remaining 82% of the membership units of Renaissance that we did not already own effective July 1, 2003. The issuance of the shares was effected in reliance on the exemption set forth in Section 3(a) (9) of the Securities Act. (Additional information regarding the Renaissance promissory notes may be found in Part II, Item 5 and Note 4 to the Consolidated Financial Statements in our 2005 10-K.)

Part II Item 3. Defaults Upon Senior Securities

There were no payment defaults on our outstanding indebtedness during the three months ended June 30, 2007; however, there have been defaults related to our other obligations to become current with our periodic SEC filings and to register certain securities. Please see Note 11 to the Condensed Consolidated Financial Statements included in this report for a more detailed description of these matters.

Part II Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended June 30, 2007.

Part II Item 5. Other Information

(a) On May 15, 2007, the Board of Directors amended each of the Amended and Restated 1991 Incentive Stock Option Plan of NYFIX, Inc. (the “1991 Plan”), the Javelin Technologies, Inc. 1999 Stock Option/Stock Issuance Plan and the NYFIX, Inc. 2001 Stock Option Plan by approving Exhibit 10.1 to this report on Form 10-Q which included (1) extending them to apply to exercises of options granted under any such plan where the payment for and delivery of shares will be completed after December 31, 2006 and (2) modifying them to require that any exercise of options be completed no later than the earlier of (i) the last day of the 30-day period following the date the Company is current in filing its periodic reports with the SEC and its S-8 registration statement covering shares issuable under such options is again effective and (ii) the tenth anniversary of the grant date of such option, or, in the case of options issued under the 1991 Plan to an employee who terminated employment prior to the tenth anniversary of the grant date, 90 days after such termination of employment.

Part II Item 6.  Exhibits

a.)	Exhibits

Exhibit No.	Description of Exhibit

*10.1
Amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant, the Javelin Technologies, Inc. 1999 Stock Option/Stock Issuance Plan and the NYFIX, Inc. 2001 Stock Option Plan.

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

NYFIX, INC.

August 28, 2007	/s/ P. Howard Edelstein
P. Howard Edelstein President and Chief Executive Officer

August 28, 2007	/s/ Steven R. Vigliotti
Steven R. Vigliotti Chief Financial Officer

EXHIBIT INDEX

10.1
Amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant, the Javelin Technologies, Inc. 1999 Stock Option/Stock Issuance Plan and the NYFIX, Inc. 2001 Stock Option Plan.

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