Form 10-Q
period 2007-09-30
NYFIX INC
filed 2007-11-09
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of October 31, 2007, the registrant had 36,612,682 shares of common stock, $0.001 par value, outstanding.

NYFIX, INC.

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$76,770	$105,888
Accounts receivable, less allowances of $256 and $316, respectively	19,115	13,744
Clearing broker assets	437,295	422,880
Prepaid expenses and other current assets	6,034	4,435
Total current assets	539,214	546,947
Property and equipment, net of accumulated depreciation and amortization of $37,097 and $32,813, respectively	18,939	14,808
Capitalized software costs, net of accumulated amortization of $18,478 and $16,139, respectively	6,507	5,900
Goodwill	58,162	58,193
Acquired intangible assets, net of accumulated amortization of $11,541 and $10,472, respectively	915	1,966
Other assets, net	1,574	1,514
Total assets	$625,311	$629,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$28,091	$25,133
Clearing broker liabilities	436,219	422,429
Current portion of capital lease obligations	849	1,223
Current portion of long-term debt	-	188
Current portion of other long-term liabilities	1,622	1,235
Deferred revenue	4,216	4,212
Total current liabilities	470,997	454,420
Long-term portion of capital lease obligations	-	461
Long-term debt	7,434	7,412
Other long-term liabilities	3,146	3,662
Total liabilities	481,577	465,955
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $76,313 at September 30, 2007	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 and 60,000,000 shares authorized; 37,519,988 and 36,654,986 shares issued, respectively	258,003	256,835
Accumulated deficit	(163,276)	(139,309)
Treasury stock, 906,826 and 1,133,778 shares, respectively, at cost	(13,194)	(16,224)
Accumulated other comprehensive income (loss)	109	(21)
Total stockholders' equity	143,734	163,373
Total liabilities and stockholders' equity	$625,311	$629,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue:
Subscription and maintenance	$16,556	$16,739	$50,301	$48,125
Product sales and services	618	799	1,993	2,140
Transaction	15,389	7,702	38,757	21,649
Total revenue	32,563	25,240	91,051	71,914

Cost of revenue:
Subscription and maintenance	8,796	8,232	25,711	24,181
Product sales and services	143	369	736	1,365
Transaction	8,869	3,763	22,629	11,752
Total cost of revenue	17,808	12,364	49,076	37,298

Gross profit	14,755	12,876	41,975	34,616

Operating expense:
Selling, general and administrative	21,995	12,528	59,224	34,575
Restatement, SEC investigation and related expenses	612	1,928	5,597	9,670
Depreciation and amortization	379	280	1,039	918
Restructuring charge	-	2,056	-	2,056

Loss from operations	(8,231)	(3,916)	(23,885)	(12,603)

Interest expense	(137)	(219)	(399)	(635)
Investment income	975	402	3,299	715
Other income (expense), net	8	(3)	(4)	15
Loss from continuing operations before income tax provision	(7,385)	(3,736)	(20,989)	(12,508)
Income tax provision	47	47	141	141
Loss from continuing operations	(7,432)	(3,783)	(21,130)	(12,649)
Income from discontinued operations, including gain on sale
of $4,035	-	4,038	-	3,646
Net (loss) income	(7,432)	255	(21,130)	(9,003)
Accumulated preferred dividends	(1,260)	-	(4,686)	-
(Loss) income applicable to common stockholders	$(8,692)	$255	$(25,816)	$(9,003)

Basic and diluted loss from continuing operations per common
share (net of accumulated preferred dividends)	$(0.24)	$(0.11)	$(0.71)	$(0.38)
Basic and diluted income from discontinued operations
per common share	-	0.12	-	0.11

Basic and diluted (loss) income per common share	$(0.24)	$0.01	$(0.71)	$(0.27)

Basic and diluted weighted average common shares outstanding	36,860	35,380	36,146	33,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
For the Nine Months Ended September 30, 2007
(in thousands, except share amounts)

	Series B		Preferred					Accumulated
	Voting Convertible		stock					other	Total
	preferred stock issued		dividend	Common stock issued		Accumulated	Treasury	comprehensive	stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	income (loss)	equity
Balance December 31, 2006	1,500,000	$62,092	$-	36,654,986	$256,835	$(139,309)	$(16,224)	$(21)	$163,373
Comprehensive loss:			-
Net loss	-	-	-	-	-	(21,130)	-	-	(21,130)
Foreign currency translation adjustment	-	-	-	-	-	-	-	130	130
Total comprehensive loss	-	-	-	-	-	-	-	-	(21,000)
Issuance of common stock for stock
options exercised	-	-	-	111,175	396	-	-	-	396
Issuance of treasury stock for stock
options exercised (225,000 shares issued;
73,171 shares surrendered)	-	-	-	-	-	(2,658)	2,658	-	-
Issuance of treasury stock for debt
repayment (26,954 shares)	-	-	-	-	-	(179)	372	-	193
Issuance of restricted shares from
treasury stock pursuant to employment
agreement (48,169 shares)	-	-	-	-	-	-	-	-	-
Declaration of preferred stock dividend	-	-	4,780	-	(4,780)	-	-	-	-
Common shares issued in payment of
preferred stock dividend	-	-	(4,780)	753,827	4,780	-	-	-	-
Contingent conversion price adjustment
related to convertible note	-	-	-	-	11	-	-	-	11
Stock-based compensation expense	-	-	-	-	260	-	-	-	260
Modification of stock options	-	-	-	-	501	-	-	-	501
Balance September 30, 2007	1,500,000	$62,092	$-	37,519,988	$258,003	$(163,276)	$(13,194)	$109	$143,734

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities:
Net loss	$(21,130)	$(9,003)
Adjustments to reconcile net loss to net cash (used in) provided by continuing operating activities:
Income from discontinued operations	-	(3,646)
Depreciation and amortization	7,735	8,495
Restructuring charge	-	2,056
Stock-based compensation expense	260	732
Amortization of debt discounts and premiums	38	10
Deferred income taxes	110	110
Provision for doubtful accounts	90	3
Other, net	1	(1)
Changes in assets and liabilities:
Accounts receivable	(5,451)	757
Clearing broker assets	(14,415)	(44,358)
Prepaid expenses and other assets	(1,410)	(174)
Accounts payable, accrued expenses and other liabilities	4,768	4,361
Clearing broker liabilities	13,790	44,807
Deferred revenue	4	(200)
Net cash (used in) provided by continuing operating activities	(15,610)	3,949
Net cash provided by discontinued operating activities	-	791
Net cash (used in) provided by operating activities	(15,610)	4,740
Investing activities:
Proceeds from sale of (working capital adjustment related to) discontinued operations, net of cash disposed	(1,318)	8,764
Net sales of short-term investments	-	500
Capital expenditures for property and equipment	(8,398)	(3,346)
Capitalization of software development costs	(2,945)	(2,024)
Tax benefit attributable to goodwill	31	31
Net cash (used in) provided by continuing investing activities	(12,630)	3,925
Net cash used in discontinued investing activities	-	(598)
Net cash (used in) provided by investing activities	(12,630)	3,327
Financing activities:
Repayment of long-term debt	-	(2)
Principal payments under capital lease obligations	(835)	(513)
Repayment of notes issued for purchase of common stock	-	71
Proceeds from issuance of common stock, net of issuance costs	111	12,540
Other, net	(277)	(504)
Net cash (used in) provided by continuing financing activities	(1,001)	11,592
Effect of exchange rate changes on cash	123	147
Net (decrease) increase in cash and cash equivalents	(29,118)	19,806
Cash and cash equivalents, beginning of period	105,888	21,066
Cash and cash equivalents, end of period	$76,770	$40,872

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

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and Staff Accounting Bulletin No. 107, Share-Based Payment, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those stock-based compensation awards, such as continued employment, periodic vesting requirements and limited transferability.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Stock Option Plans

A summary of activity under stock option plans for nine months ended September 30, 2007, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)

Outstanding at beginning of the year	3,670,780	(1)	$9.56
Exercised	(336,175)	(2)	$2.48
Cancelled	(1,608,761)	(3)	$8.71
Outstanding at end of the period	1,725,844	(4)	$11.73	4.3	$498

Exercisable at end of the period	1,707,511	(4)	$11.79	4.3	$498

(1)
Includes 1,089,906 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC (see Note 10). The weighted average exercise price for such shares approximates $3.95 per share.

(2)	Reflects shares from former employees with Pending Exercises (see Pending Exercises below).
(3)	Includes 686,421 shares related to Pending Exercises that were cash settled (see Pending Exercises below).
(4)	Includes 150,267 shares related to Pending Exercises not yet settled (see Pending Exercises below). The weighted average exercise price for such shares approximates $3.52 per share.

Pending Exercises

During the period July 2005 through August 2007, the Company generally did not issue shares to employees and directors in connection with the exercise of stock options. In February 2006, the Compensation Committee of the Board of Directors approved a policy whereby the Company would honor awards to former employees who had validly notified the Company in writing of their intent to exercise during this period prior to becoming current with its SEC reporting obligations in August 2007 (“Pending Exercises”). As a result, the Company modified vested in-the-money awards to terminating employees, prior to their termination of employment, extending the normal 90 day post-termination exercise period until such time as the Company became current with its SEC reporting obligations and the underlying shares were once again covered by an effective registration statement.

On August 28, 2007, the Company offered former employees holding 910,883 of these awards three alternatives related to their Pending Exercises: 1) cash settle the awards based on the value of its stock on the initial request date, 2) exercise the options within 30 days or, 3) allow the options to lapse. Former employees holding 686,421 of the awards accepted the Company’s cash settlement offer. Payments aggregating approximately $1.2 million were made in October 2007 to satisfy this obligation. Former employees holding 111,175 awards exercised their options while former employees holding 113,287 awards allowed their awards to lapse. The remaining 150,267 Pending Exercises are held by former overseas employees who have other option related issues that the Company is seeking to resolve concurrently. On September 27, 2007, these awards were extended for an additional six months. If the Company were to cash settle these options, the potential cash exposure would be $0.4 million.

During the nine months ended September 30, 2007, the Company paid $0.5 million to cash settle 136,750 options which had reached their 10-year contractual life and expired. At September 30, 2007, liabilities outstanding for modified awards to be cash settled, related to expired options covering 21,375 shares, aggregated $0.1 million.

Section 409A

The Company had previously determined that it had exposure related to Section 409A of the U.S. Internal Revenue Code (“Section 409A”) and has taken action to remedy its exposure. In this regard, in 2006 the Company remedied the Section 409A exposure with respect to certain current and former directors and executive officers by increasing exercise prices of affected grants. In August 2007, the Company remedied the Section 409A exposure with respect to substantially all current rank and file employees by unilaterally increasing exercise prices of affected grants covering 139,289 shares. The weighted average exercise price for these shares was increased by approximately $0.98 per share. Because the modifications increased the exercise prices of the related options, no compensation expense was recorded under SFAS 123R as the fair values of those awards declined. The Company intends to pay these employees in January 2008 an aggregate cash amount of $0.1 million to offset the impact of the increase in these exercise prices. To remedy the Section 409A exposure of former employees holding Pending Exercises the Company intends to pay less than $0.1 million representing the former employees’ 20% additional tax on stock option gains as called for under Section 409A, including related interest and an income tax gross-up.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The Company did not grant stock options during the nine months ended September 30, 2007 and 2006. See Note 12 for a description of awards granted in October 2007.

Restricted Stock

During March 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of his employment agreement requiring issuance of shares with a fair market value of $300,000. The fair value of such shares of $300,000 is being charged to stock-based compensation expense pro rata over the requisite service period.

Stock-based Compensation Expense

Stock-based compensation expense during the three and nine months ended September 30, 2007 was approximately $(0.3) million and $0.1 million, respectively, which included an aggregate of $(0.3) million and $(0.1) million for the three and nine months ended September 30, 2007, respectively, of expense related to expired options to be cash settled and other modification charges relating to extending the normal 90 day post-termination exercise period (included in restatement, SEC investigation and related expenses). During the three and nine months ended September 30, 2006, stock-based compensation expense was approximately $0.2 million and $0.8 million, respectively, which includes an aggregate of a nil amount and $0.1 million, respectively, of expense related to expired options to be cash settled and to extending the normal 90 day post-termination exercise period. Discontinued operations for the nine months ended September 30, 2006 includes stock-based compensation expense of less than $0.1 million. At September 30, 2007, unrecognized compensation expense related to the nonvested portion of the restricted stock grant was $150,000, which will be amortized through March 2008.

3.	(Loss) Income Per Share

The Company’s basic (loss) income per common share is determined by dividing the (loss) income applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted (loss) income per common share is determined by dividing the (loss) income applicable to common stockholders, adjusted for the effect of dilutive securities, by the weighted average number of common shares and dilutive potential common shares.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table sets forth the computations of (loss) income per common share and of the weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
Loss from continuing operations	$(7,432)	$(3,783)	$(21,130)	$(12,649)
Less: Accumulated preferred dividends	(1,260)	-	(4,686)	-
Loss from continuing operations applicable to common stockholders, basic and diluted	(8,692)	(3,783)	(25,816)	(12,649)
Income from discontinued operations, basic and diluted	-	4,038	-	3,646
(Loss) income applicable to common stockholders, basic and diluted	$(8,692)	$255	$(25,816)	$(9,003)

Basic and diluted loss from continuing operations per common share	$(0.24)	$(0.11)	$(0.71)	$(0.38)
Basic and diluted income from discontinued operations per common share	-	0.12	-	0.11
Basic and diluted (loss) income per common share	$(0.24)	$0.01	$(0.71)	$(0.27)

Weighted average common shares outstanding (1):
Basic and diluted shares	36,860	35,380	36,146	33,534

Potentially dilutive securities:
Outstanding stock options (2)	1,726	4,421	1,726	4,421
Outstanding nonvested restricted stock grants (2)	48	-	48	-
Warrants (2)	2,250	-	2,250	-
Convertible note (2)	1,327	1,325	1,327	1,325
Convertible preferred stock (2)	15,000	-	15,000	-

(1)	Excludes nonvested restricted stock grants.
(2)
The impact of stock options, restricted stock grants, warrants, the convertible note and the convertible preferred stock on earnings per share is antidilutive in a period of loss from continuing operations. Excludes securities related to matters discussed in Note 12 - Subsequent Events.

4.	Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(in thousands)	2007	2006
Accounts payable	$15,066	$11,052
Compensation and related	8,285	6,276
Modification of stock-based awards	1,471	2,601
Sale of NYFIX Overseas working capital adjustment (Note 9)	-	1,318
Taxes, other than income and payroll taxes	854	834
Penalties on reporting delinquency (Note 11)	-	631
Other	2,415	2,421
Total accounts payable and accrued expenses	$28,091	$25,133

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

5.	Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
(in thousands)	2007	2006
Securities borrowed	$434,447	$421,435
Securities failed-to-deliver	1,321	-
Deposits with clearing firms	778	766
Receivables from clearing organizations	749	679
Total clearing broker assets	$437,295	$422,880

Securities loaned	$434,357	$422,414
Securities failed-to-receive	1,849	-
Payables to clearing organizations	13	15
Total clearing broker liabilities	$436,219	$422,429

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of September 30, 2007, securities borrowed with a fair value of $421.6 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Interest earned	$2,854	$4,551	$10,918	$10,223
Interest incurred	(2,513)	(4,182)	(9,913)	(9,137)
Net	$341	$369	$1,005	$1,086

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Clearing Corporation (“NYFIX Clearing”), NYFIX Transaction Services, Inc. (“NYFIX Transaction”), and NYFIX Millennium, LLC (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Clearing has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions, as defined. NYFIX Clearing’s membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Transaction and NYFIX Millennium have elected to use the aggregate indebtedness standard, which requires that the ratio of aggregate indebtedness to regulatory net capital, both as defined, shall not exceed 15 to 1. The regulatory net capital ratios for NYFIX Transaction and NYFIX Millennium, at September 30, 2007, were 2.37 to 1 and 1.25 to 1, respectively.

On September 30, 2007, at the close of the day, NYFIX Transaction was merged into NYFIX Clearing Corporation, with the surviving corporation being renamed NYFIX Securities Corporation (“NYFIX Securities”).

Foreign registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is an ISD Category B firm registered with the Financial Services Authority (“FSA”) in the U.K. NYFIX International is required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. As a result of a regulatory change, effective November 1, 2007 NYFIX International’s financial resource requirement has increased to €730,000. Additional funding of $1.5 million, in the form of a subordinated loan, was made to NYFIX International effective November 1, 2007.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

At September 30, 2007, the regulatory net capital/resources and excess amounts were as follows:

(in thousands)	Regulatory Net Capital /Resources	Excess Regulatory Net Capital /Resources
NYFIX Clearing	$25,707	$25,457
NYFIX Transaction	1,092	919
NYFIX Millennium	3,256	2,985
	30,055	29,361
NYFIX International	675	175
	$30,730	$29,536

6.	Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the 2006 10-K, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets. This allowance excludes the offsetting impact of the deferred tax liability for amortization of goodwill related to the acquisition of Renaissance Trading Technologies, LLC (“Renaissance”) due to the indefinite life of goodwill. See Note 12 for a description of the subsequent write-off of the Renaissance goodwill and related deferred tax liability. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

7.	Total Comprehensive (Loss) Income

The components of total comprehensive (loss) income, net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net (loss) income	$(7,432)	$255	$(21,130)	$(9,003)
Foreign currency translation adjustment	45	108	130	521
Total comprehensive (loss) income	$(7,387)	$363	$(21,000)	$(8,482)

8.	Business Segment Information

In accordance with the requirements for interim period reporting under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting the external, intersegment and net revenues and the operating income of its operating segments. As of September 30, 2007, the Company was organized into three operating divisions through which senior management evaluates the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

FIX Division. The FIX Division provides software and consultative services to enable global financial institutions to utilize the industry established Financial Information Exchange Protocol for messaging, monitoring and processing transaction information. The FIX Division also provides messaging channels for institutions that are members of its trading community for order routing and other value-added services.

Order Management Systems (“OMS”) Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. As described more fully in Note 12, the Fusion OMS business, which is included in the OMS Division results detailed below, was discontinued in October 2007. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients.

Transaction Services Division. The Transaction Services Division is currently comprised of the two (formerly three) U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities (see Note 5 for a discussion of the merger of NYFIX Transaction into NYFIX Clearing into what is now renamed NYFIX Securities), together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium. NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities housed within NYFIX International. During the three and nine months ended September 30, 2007 the Company incurred pre-operating start-up costs of $1.3 million and $2.0 million, respectively, related to this initiative. These start-up costs are included in Corporate & Other in the segment information reported below. The Company is targeting the commencement of Euro MillenniumTM operations during the first quarter of 2008.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three and nine months ended September 30, 2007 and 2006:

(in thousands)	FIX Division	OMS Division	Transaction Services Division	Corporate & Other (1)	Total
Three Months Ended September 30, 2007
Revenue - external customers	$14,186	$1,829	$16,548	$-	$32,563
Revenue (cost of revenues), net - intersegment	678	210	(888)	-	-
Net revenue	14,864	2,039	15,660	-	32,563
Operating income (loss) (2)	712	(5,587)	960	(4,316)	(8,231)

Three Months Ended September 30, 2006
Revenue - external customers	$12,002	$4,330	$8,908	$-	$25,240
Revenue (cost of revenues), net - intersegment	577	264	(841)	-	-
Net revenue	12,579	4,594	8,067	-	25,240
Operating income (loss) (2)	1,779	(2,326)	1,165	(4,534)	(3,916)

Nine Months Ended September 30, 2007
Revenue - external customers	$41,151	$7,667	$42,233	$-	$91,051
Revenue (cost of revenues), net - intersegment	1,799	653	(2,452)	-	-
Net revenue	42,950	8,320	39,781	-	91,051
Operating income (loss) (2)	2,208	(15,566)	3,589	(14,116)	(23,885)

Nine Months Ended September 30, 2006
Revenue - external customers	$33,313	$13,662	$24,939	$-	$71,914
Revenue (cost of revenues), net - intersegment	1,755	850	(2,605)	-	-
Net revenue	35,068	14,512	22,334	-	71,914
Operating income (loss) (2)	4,676	(6,731)	1,439	(11,987)	(12,603)

(1)
Corporate & Other items include restatement, SEC investigation and related expenses, corporate restructuring costs, Euro Millennium start-up costs, certain transitional costs and other corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Revenue related to NYFIX Overseas included in the income from discontinued operations was $1.4 million and $5.0 million, respectively, for the three and nine months ended September 30, 2006. Income (loss) from operations before income taxes, excluding the gain on sale of $4.0 million, was $0.0 million and $(0.4) million, respectively, for the three and nine months ended September 30, 2006.

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

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company has recorded a liability of $0.8 million related to potential tax withholdings not made upon the exercises of stock options in the United States previously classified as Incentive Stock Options (“ISOs”) and similar exposures related to potential withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL).

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

During the three and nine months ended September 30, 2007, the Company incurred $0.6 million and $5.6 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters (including Pending Exercises and expired options - see Note 2). During the three and nine months ended September 30, 2006, these costs were $1.9 million and $9.7 million, respectively, which also included costs related to the SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of the Company’s former independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. The Company will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

Other than the amount described above for employee-related taxes for stock options, the Company, in accordance with SFAS No. 5, Accounting for Contingencies, has not recorded any liability with respect to these matters as it is currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, the Company could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the Company’s financial condition. In addition, other actions may be brought against the Company related to the matters described above.

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

At September 30, 2007 and December 31, 2006, the Company had outstanding 1.5 million shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price then in effect (currently $5.00). Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

Stockholders’ Rights Plan

On September 19, 2007, the Stockholders’ Rights Plan that was declared effective on September 1, 1997 expired. Prior to expiration, there was a preference share purchase right (a “Right”) for each outstanding share of common stock of the Company held by stockholders. Each Right entitled the registered holder to purchase from the Company, at any time after a stockholder acquires 20% or more of the Company's outstanding common stock, as set forth in the Rights Agreement, shares of the Company's Series A Preferred Stock. The purchase price was $40 per one one-hundredth of a share of Preference Stock. The Board of Directors will continue to evaluate whether a new stockholders’ rights plan should be put in place.

Registration Rights Agreements and Reporting Requirements

In addition to its obligation to obtain registration of additional shares of its common stock under the terms of a $7.5 million convertible note issued in December 2004, the Company was obligated to obtain registration of additional shares of its common stock under two separate registration rights agreements entered into in connection with private placements of the Company’s equity securities and to become current with its SEC reporting obligations under the Exchange Act as described below. The Company filed a Notice of Effectiveness on October 11, 2007, covering registration of additional shares of its common stock relative to its obligations under the terms of a $7.5 million convertible note, together with an additional $2.5 million convertible note issued in October 2007 (see Note 12), and under the terms of the private placement of common stock as described below.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Private Placement of Common Stock

Pursuant to a registration rights agreement entered into in connection with the sale and issuance of 2,713,000 shares of its common stock in July 2006, the Company was obligated to use its best efforts to become current with its SEC reporting obligations under the Exchange Act by September 30, 2006. The Company failed to become current in such obligations by December 31, 2006, which resulted in the Company incurring a liability to the Buyers in the form of liquidated damages in the amount of 5% of the aggregate purchase price. In the fourth quarter of 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements. The Company filed a Notice of Effectiveness on October 11, 2007, covering registration of additional shares of its common stock issued in this private placement.

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

During the nine months ended September 30, 2007, certain stock options on the pending notification list aggregating 336,175 shares were exercised. Included in this amount were options covering 225,000 shares held by an accredited investor (and former executive officer), which were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The excess of the average cost of these treasury shares over the exercise proceeds received of $2.7 million was charged to retained earnings.

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

On June 19, 2007, the Board of Directors declared a dividend, payable July 2, 2007, to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2007 through June 30, 2007; as a result, the Company issued 526,327 restricted shares of common stock, with a fair value of approximately $3,426,000 based on the market price of its common stock on the declaration date. These accumulated dividends were reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share for the nine months ended September 30, 2007.

In July 2007, the Company issued 26,954 shares from treasury stock with an aggregate market price of $193,000 as final payment on the Renaissance acquisition related promissory notes.

As a result of the foregoing activity, at September 30, 2007, the Company had outstanding 36,613,162 shares of common stock, with 906,826 held in treasury.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

12.	Subsequent Events

Equity Compensation Plan and Grant Awards

On October 2, 2007, the Board of Directors adopted the NYFIX, Inc. 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), which provides for stock-based awards to employees (including foreign employees), certain consultants and non-employee directors. The 2007 Plan permits awards covering a total of 9,450,000 shares (plus unused shares under prior plans) and restricts subsequent awards under the 2001 Stock Option Plan (the “2001 Plan”), and the Javelin Technologies, Inc. 1999 Stock Option/Stock Issuance Plan, effective upon stockholder approval of the 2007 Plan. The 2007 Plan limits the number of shares that may be issued under incentive stock options to 5,000,000 shares and limits the number of shares that may be issued to any one individual during a consecutive 12-month period to awards in respect of 5,000,000 shares.

In October 2007, grants were made to the Company’s employees and its Chairman of stock options and restricted stock units aggregating 9,726,930 shares under the 2007 Plan and the 2001 Plan, as follows:

•	752,570 fully vested stock options out of the 2001 Plan

•	1,505,486 time-based stock options out of the 2001 Plan

•	94,792 fully-vested stock options out of the 2007 Plan

•	4,637,977 time-based stock options out of the 2007 Plan

•	1,428,855 performance-based stock options out of the 2007 Plan

•	957,250 time-based restricted stock units out of the 2007 Plan

•	350,000 performance-based restricted stock units out of the 2007 Plan

The weighted average exercise price for stock options granted was $4.59, with such prices equal to the last reported sale price of the Company’s common stock on the respective dates of grant. The vesting of time-based awards noted above ranges from immediate to September 2011. The performance-based stock options and the performance-based restricted stock units granted under the 2007 Plan will be eligible to be earned in equal pro rata installments from 0% up to 100% for the performance period 2007 through 2010 (2008 through 2010 for performance-based stock options) based on the achievement of annual revenue and operating EBITDA goals. For 2007, these goals are weighted 75% revenue and 25% operating EBITDA. At this point in time, the full attainment of these 2007 goals has a high degree of difficulty and will require strong financial performance by the Company through the remainder of the year. Any performance-based stock options and restricted stock units that are not earned for 2007 through 2009 performance will carry forward and may be earned based on cumulative catch-up criteria established for 2010 (which may be different than those used for the annual 2010 tranche). The annual goals for 2008 through 2010 will not be approved until the beginning of each year. The cumulative catch-up criteria have not presently been set, but will be set prior to March 2010. Restricted stock units that are earned in 2008 based on 2007 performance will vest and be paid in March 2009; options and restricted stock units earned in 2009 based on 2008 performance will vest and be paid in March 2010; options and restricted stock units earned in 2010 based on 2009 performance will vest and be paid in March 2011; and options and restricted stock units earned in 2011 based on 2010 performance will vest and be paid in March 2011.

Awards granted to the Company’s senior officers and its Chairman during October 2007 covered 6,610,280 shares. Of this amount, awards covering 4,352,224 shares are under the 2007 Plan and are contingent on stockholder approval of the 2007 Plan. Since stockholder approval of the 2001 Plan has already been obtained, awards made to senior officers thereunder do not have a similar contingency. Awards to persons other than the senior officers of the Company under the 2007 Plan are not subject to stockholder approval of the 2007 Plan and will be effective even if stockholder approval of the Plan is not obtained.

For accounting purposes, the grant date for performance-based awards which are contingent on stockholder approval is not deemed to have occurred until the later of the date of stockholder approval or the date the performance criteria is established. The accounting grant date for all other awards contingent on stockholder approval is not deemed to have occurred until the date of stockholder approval. The fair value of the option awards granted is estimated using the Black-Scholes option-pricing model as described in Note 2. The fair value of granted stock option awards which have actual/expected accounting grant dates in 2007 range from a high of $2.97 per share to a low of $2.55 per share, with a weighted average fair value of $2.93 per share. These values exclude performance grants for which the criteria has not yet been established (those portions applicable to 2008, 2009 and 2010) and, for those grants contingent on stockholder approval, which is expected in the fourth quarter of 2007, the fair values have been estimated based on the price of the Company’s stock on the date of approval by the Board of Directors or Compensation Committee.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Convertible Note

During October 2007, the Company issued through a private placement to a lender a $2.5 million Convertible Promissory Note with an interest rate of 5% per annum due on December 30, 2009 (the “Note”). The Note was issued upon the election by the lender of an additional investment option under the $7.5 million Convertible Promissory Note purchase agreement between the lender and the Company dated December 30, 2004. At the option of the lender, the Note is convertible into the Company’s common stock at $5.65 per share, subject to adjustment. At the Company’s option, the Note is convertible into its common stock according to a formula based on the market price of the common stock during the term of the Note, which requires among other things for the Company’s common stock to exceed 150% of the price at which the lender can convert the Note. If the Company converts the Note prior to December 30, 2007, there is an additional make whole interest payment in either cash or its common stock at the Company’s discretion. The Company may elect to make semi-annual interest payments by issuing its common stock in lieu of cash. If the Company issues its common stock to convert the Note or make interest payments, the conversion of cash to stock is to be based on 95% of the preceding ten day average closing price of its common stock. The Note is subordinated to all of the Company’s existing and future indebtedness.

Strategic Agreement to Exit Fusion OMS Line of Business

During October 2007, the Company entered into a strategic agreement with Citigroup’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPalette® OMS. The decision to discontinue the Fusion OMS product enables the Company to devote more time and resources to clients of its FIXTrader® desktop OMS solution and of its FIX and Transaction Services Divisions. In connection with exiting the Fusion OMS business, the Company expects to record a fourth quarter charge between $7.6 million and $8.0 million, net of tax effects. This charge primarily reflects non-cash impairment charges for goodwill and intangible assets, originally recorded as part of the Company’s full acquisition of Renaissance in 2003, and for capitalized software development, and also includes certain employment costs. As part of this charge, the Company also expects to eliminate the deferred tax liability related to the Renaissance goodwill. The Company expects the transition to be substantially complete by the end of the first quarter of 2008.

Redemption of NYFIX Millennium Membership Interests

On October 31, 2007, the Company acquired the remaining 20% interest in NYFIX Millennium which it did not already own to create a structure which provides for additional investment and global expansion. This was accomplished through a merger pursuant to an Agreement and Plan of Merger dated as of October 31, 2007 (the “Plan of Merger”) between NYFIX Millennium and NMMS, LLC, an indirect wholly-owned subsidiary formed to accomplish the merger. Pursuant to the Plan of Merger, the membership interests of the former minority members of NYFIX Millennium have been converted into a right to receive an aggregate of $8.0 million. The Company has included 100% of the operating results of NYFIX Millennium since inception in its consolidated financial statements. Since the Company does not have any value recorded for this minority interest, the entire purchase amount will be recorded through acquired intangible assets and goodwill.

Part I  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are any statements other than statements of historical fact. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. This report on Form 10-Q may include forward-looking statements about future SEC filings, future restatements and related charges, future activities of new employees and the impact thereof on us. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Forward-looking statements include statements other than historical information or statements of current conditions and may relate to our future plans, operations and objectives and results, among other things, and may also include our belief regarding the effect of proposed transactions or various legal proceedings, as well as the impact of our ability to meet periodic filing deadlines, initiatives that may impact future business activities, and future disclosure practices. Actual future events, circumstances, performance and trends could materially differ from those set forth in these statements (including those discussed in Part II, Item 1A.Risk Factors) due to various factors, including but not limited to: general economic conditions; the impact of recording a sufficiently large impairment charge relating to our goodwill; the effects of current, pending and future legislation; regulation and regulatory actions; our ability to achieve and maintain effective internal control over financial reporting in accordance with SEC rules promulgated under Section 404 of the Sarbanes-Oxley Act (“SOX 404”); the impact of accounting for stock-based compensation and ongoing regulatory investigations, including the possibility of new and significant information subsequently arising which could lead to different determinations and require different accounting treatment; actions and initiatives by both current and future competitors; the risks related to our ability to market and develop our products and services; our success in obtaining, retaining and selling additional products and services to clients; the pricing of products and services; stock market activity; the ability of NYFIX Securities to clear trades due to maximum limits imposed by the DTCC and the need for intra-day funding commitments from third parties; the ability of NYFIX Securities to maintain third-party assistance to access exchanges and other important trading venues; our ability to comply with the SEC’s Uniform Net Capital Rule; the impact of our customers defaulting on their trading obligations; changes in technology; our ability to accommodate increased levels of trading activity and keep current with market data requirements; the availability of skilled technical associates; our ability to obtain necessary network equipment, technical support or other telecommunications services or being forced to pay higher prices for such equipment, support or services; and the impact of new acquisitions and divestitures; and other risks and uncertainties including those detailed in our SEC filings; as well as future decisions by us. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those referred to in Part II, Item 1A. Risk Factors. In addition, the forward-looking statements included in this report represent our views as of November 9, 2007. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so. These forward-looking statements should not be relied upon as representing our views as of any date subsequent to November 9, 2007.

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

Business Model

Our revenue is comprised of subscription and maintenance, product sales and services and transaction revenue, as follows:

Subscription and maintenance consists of contracts that provide for the use of our systems and our messaging channels, together with managed services, with a term of generally one to three years.  Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis.  We include within our subscription and maintenance revenue charges for connectivity to the NYFIX trading community. These include the various costs of connecting clients, which include telecommunications, installation and maintenance of routers, network management software, and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

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

•	Amortization expense of acquired intangible assets and capitalized software costs relating to the applicable revenue category;

•	Developer and quality assurance personnel labor for client and product support of software products;

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

SEC Investigation and Related Contingencies

As described more fully in Note 10 to the Condensed Consolidated Financial Statements, there is an ongoing SEC investigation of our historical stock option granting practices as well as a related grand jury subpoena and related shareholder derivative litigations and tax inquiries. In addition, in March 2007, we filed our 2005 10-K which included restatements of previously reported results related to stock-based compensation as well as acquisitions and investments, revenue recognition, income taxes and treasury stock. Our 2005 10-K includes detailed findings of the internal review of our historical stock-based awards.

We have determined that we have exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, we have recorded a liability of $0.8 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K, related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL).

During the three and nine months ended September 30, 2007, we incurred costs of $0.6 million and $5.6 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters (including Pending Exercises and expiring stock options). During the three and nine months ended September 30, 2006, these costs were $1.9 million and $9.7 million, respectively, which also included costs related to the SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

As described more fully in Note 10 to the Condensed Consolidated Financial Statements, other than the amount for employee-related taxes for stock options, we, in accordance with SFAS No. 5, Accounting for Contingencies, have not recorded any liability with respect to these matters as we are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the our financial condition. In addition, other actions may be brought against us related to the matters described above.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2007 and 2006

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2007	% of revenue	2006	% of revenue	2007	% of revenue	2006	% of revenue
Revenue:
Subscription and maintenance	$16,556	51%	$16,739	66%	$50,301	55%	$48,125	67%
Product sales and services	618	2%	799	3%	1,993	2%	2,140	3%
Transaction	15,389	47%	7,702	31%	38,757	42%	21,649	30%
Total revenue	32,563	100%	25,240	100%	91,051	100%	71,914	100%
Cost of revenue:
Subscription and maintenance (1)	8,796	27%	8,232	33%	25,711	28%	24,181	34%
Product sales and services (1)	143	0%	369	1%	736	1%	1,365	2%
Transaction (1)	8,869	27%	3,763	15%	22,629	25%	11,752	16%
Total cost of revenue	17,808	55%	12,364	49%	49,076	54%	37,298	52%
Gross profit	14,755	45%	12,876	51%	41,975	46%	34,616	48%
Operating expense:
Selling, general and administrative (1)	21,995	68%	12,528	50%	59,224	65%	34,575	48%
Restatement, SEC investigation and related expenses (1)	612	2%	1,928	8%	5,597	6%	9,670	13%
Depreciation and amortization	379	1%	280	1%	1,039	1%	918	1%
Restructuring charge	-	0%	2,056	8%	-	0%	2,056	3%
Loss from operations	(8,231)	-25%	(3,916)	-16%	(23,885)	-26%	(12,603)	-18%
Interest expense	(137)	0%	(219)	-1%	(399)	0%	(635)	-1%
Investment income	975	3%	402	2%	3,299	4%	715	1%
Other income (expense), net	8	0%	(3)	0%	(4)	0%	15	0%
Loss from continuing operations before income tax provision	(7,385)	-23%	(3,736)	-15%	(20,989)	-24%	(12,508)	-17%
Income tax provision	47	0%	47	0%	141	0%	141	0%
Loss from continuing operations	(7,432)	-23%	(3,783)	-15%	(21,130)	-23%	(12,649)	-18%
Income from discontinued operations (1)	-		4,038		-		3,646
Net (loss) income	(7,432)		255		(21,130)		(9,003)
Accumulated preferred dividends	(1,260)		-		(4,686)		-
(Loss) income applicable to common stockholders	$(8,692)		$255		$(25,816)		$(9,003)

Percentage sub-totals may not add due to rounding.

(1)	Stock-based compensation included in the respective line items above follows:

Cost of revenue:
Subscription and maintenance	$-	$17	$11	$75
Product sales and services	-	1	-	3
Transaction	-	3	1	9
Selling, general and administrative	25	148	248	627
Restatement, SEC investigation and related expenses (a)	(317)	16	(118)	76
Income from discontinued operations	-	(16)	-	18
	$(292)	$169	$142	$808

(a)	Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents the components of revenue for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Subscription and maintenance	$16,556	$16,739	$(183)	-1%	$50,301	$48,125	$2,176	5%
Product sales and services	618	799	(181)	-23%	1,993	2,140	(147)	-7%
Transaction	15,389	7,702	7,687	100%	38,757	21,649	17,108	79%
Total revenue	$32,563	$25,240	$7,323	29%	$91,051	$71,914	$19,137	27%

Subscription and Maintenance

The decrease in subscription and maintenance revenue for the three months ended September 30, 2007 was primarily attributable to a decrease in subscriptions (and related managed services) of our OMS Division desktop and floor products of $2.6 million to $2.0 million for the three months ended September 30, 2007 compared to $4.6 million during the three months ended September 30, 2006, due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products as well as cancellations from certain desktop clients. As a result of the strategic arrangement we entered into with Lava in October 2007 to offer NYFIX Fusion OMS customers a transition arrangement to the Lava ColorPalette® OMS (see Note 12 to the Condensed Consolidated Financial Statements for a description of one-time impairment charges), we expect our OMS revenues to decline in the fourth quarter and in 2008. The decision to discontinue the Fusion OMS product enables us to devote more time and resources to clients of our FIXTrader® desktop OMS solution and of our FIX and Transaction Services Divisions. We do not expect the exiting of Fusion to have a material impact on our operating results as we expect to reduce related operating costs. Full-year 2007 Fusion OMS revenues are expected to approximate $3.0 million. This decrease was substantially offset by an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. As previously disclosed, we have recently exceeded 7,500 billable order routing messaging channels. As of September 30, 2007, we have 7,781 billable order routing messaging channels in service, an increase of 4% and 14%, respectively, over the 7,484 and 6,796 billable order routing channels in service at June 30, 2007 and December 31, 2006, respectively. Recurring maintenance on licensed software was comparable between the three months ended September 30, 2007 and 2006 at $1.0 million, respectively.

The increase in subscription and maintenance revenue for the nine months ended September 30, 2007 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $6.2 million to $8.3 million for the nine months ended September 30, 2007 compared to $14.5 million during the nine months ended September 30, 2006, due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products as well as cancellations from certain desktop clients. Recurring maintenance on licensed software decreased $0.3 million to $2.8 million for the nine months ended September 30, 2007 compared to $3.1 million for the nine months ended September 30, 2006.

Product Sales and Services

The decrease in product sales and services for the three and nine months ended September 30, 2007 was due primarily to a decrease in sales of software licenses and related services by our FIX Division.

Transaction

The increase in transaction revenue for the three months ended September 30, 2007 was attributable to an increase in commissions (including related billed pass-through amounts) on trade executions. Commissions increased $7.8 million to $15.1 million during the three months ended September 30, 2007 compared to $7.3 million during the three months ended September 30, 2006 due to a $6.3 million increase in commissions from Sell-Side clients and a $1.5 million increase in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products (including smart order routing), an increase in commissions for direct market access services (“DMA”) and an increase in pass-through fees of $1.6 million. The increase in pass-through fees reflected an increase related to NYSE linkage fees, offset by a decrease related to exchange specialist fees. The average daily matched volume in NYFIX Millennium during the three months ended September 30, 2007 was 49.1 million shares, a 77% increase over the average of 27.7 million shares during the three months ended September 30, 2006, although this volume was down 10% from the 54.4 million shares averaged during the three months ended June 30, 2007. The increase over the third quarter of 2006 reflects the increased popularity of both dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The decline from the second quarter 2007 reflects in part increased competition and the impact of operational issues experienced during the current quarter. The strategic arrangement with Lava described above could impact future transaction revenues as many of the Fusion OMS clients use our execution services, however, we believe this strategic arrangement provides us with an opportunity to continue to market these services to the Fusion OMS clients as well as to other Lava ColorPalette® clients. The growth in commissions from Buy-Side clients was attributable in part to the re-alignment of our sales team around customer segments, which has enabled us to better focus on our direct Buy-Side sales efforts. Buy-Side commissions were also up $1.4 million from the second quarter of 2007. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.3 million during the three months ended September 30, 2007, compared to $0.4 million during the three months ended September 30, 2006.

The increase in transaction revenue for the nine months ended September 30, 2007 was attributable to an increase in commissions (including related billed pass-through amounts) on trade executions. Commissions increased $17.3 million to $37.8 million during the nine months ended September 30, 2007 compared to $20.5 million during the nine months ended September 30, 2006 due primarily to a $17.0 million increase in commissions from Sell-Side clients and a $0.3 million increase in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products, an increase in commissions for DMA and an increase in pass-through fees of $1.6 million. The increase in pass-through fees reflected an increase related to NYSE linkage fees offset by a decrease related to exchange specialist fees. The average daily matched volume in NYFIX Millennium during the nine months ended September 30, 2007 was 48.1 million shares, a 113% increase over the average of 22.6 million shares during the nine months ended September 30, 2006. Our securities lending business generated comparable net interest spread on its matched book stock borrow/stock loan portfolio of $1.0 million during the nine months ended September 30, 2007, compared to $1.1 million during the nine months ended September 30, 2006.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Costs and Expenses

Cost of Revenue

The following table presents cost of revenue for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Subscription and maintenance	$8,796	$8,232	$564	7%	$25,711	$24,181	$1,530	6%
Product sales and services	143	369	(226)	-61%	736	1,365	(629)	-46%
Transaction	8,869	3,763	5,106	136%	22,629	11,752	10,877	93%
Total cost of revenue	$17,808	$12,364	$5,444	44%	$49,076	$37,298	$11,778	32%

Percent of total revenue	55%	49%			54%	52%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue for the three months ended September 30, 2007 was primarily attributable to an increase in fees paid of $0.3 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher depreciation costs of $0.1 million, increased market data expense of $0.2 million and increased telecommunication costs of $0.2 million partially offset by lower amortization of capitalized software costs of $0.4 million. As a percentage of related revenue, these costs increased to 53% for the three months ended September 30, 2007 as compared to 49% for the three months ended September 30, 2006, reflecting the impact of certain fixed costs to maintain our OMS products as those revenues decline.

The increase in subscription and maintenance cost of revenue for the nine months ended September 30, 2007 was primarily attributable to an increase in fees paid of $0.7 million to third-party order management system providers to establish messaging channels with their clients, investments in our subscription-based products, including higher depreciation costs of $0.2 million, increased telecommunication costs of $0.3 million, increased market data expense of $0.3 million, partially offset by decreased amortization of capitalized software costs of $0.3 million. As a percentage of related revenue, these costs increased slightly to 51% for the nine months ended September 30, 2007 as compared to 50% for the nine months ended September 30, 2006, reflecting the impact of certain fixed costs to maintain our OMS products as those revenues decline.

Product Sales and Services

The decrease in product sales and services cost of revenue for the three months ended September 30, 2007 was attributable to lower intangible asset amortization of $0.3 million as a result of certain intangible assets becoming fully amortized during the first half of 2007, partially offset by increases in various other costs. As a percentage of related revenue, these costs decreased to 23% for the three months ended September 30, 2007 compared to 46% for the respective period in 2006.

The decrease in product sales and services cost of revenue for the nine months ended September 30, 2007 was attributable to lower intangible asset amortization of $0.5 million as a result of certain intangible assets becoming fully amortized during the first half of 2007 and lower amortization of capitalized software costs of $0.1 million. As a percentage of related revenue, these costs decreased to 37% for the nine months ended September 30, 2007 compared to 64% for the respective period in 2006.

Transaction

The increase in transaction cost of revenue for the three months ended September 30, 2007 primarily related to increased execution and clearing fees of $4.8 million, of which $1.6 million related to pass-through costs, reflecting an increase related to NYSE linkage fees offset by a decrease related to exchange specialist fees. Upon the March 5, 2007 effective date of Regulation NMS for exchanges, we began to incur significant linkage fees from the NYSE to route orders to other market centers with improved prices. As a percentage of related revenue, transaction cost of revenue was 58% during the three months ended September 30, 2007, compared to 49% for the three months ended September 30, 2006. In addition to pass-through items, certain of the transaction revenue items that increased during the current quarter, including DMA and algorithms, have a higher level of associated execution costs, resulting in a lower growth of gross profit on transactions than revenue (66% vs. 100%).

The increase in transaction cost of revenue for the nine months ended September 30, 2007 primarily related to increased execution and clearing fees of $10.6 million, of which $3.6 million related to pass-through costs, reflecting an increase related to NYSE linkage fees offset by a decrease related to exchange specialist fees. Due to difficulties we had in capturing the trade information for NYSE outbound routed orders on a real time basis from March 5, 2007 through May 31, 2007, we were not able to timely notify our DMA clients of the pass through NYSE linkage fees. We did not record any offsetting revenue from these clients related to $1.9 million of these charges during this period since collectibility was not reasonably assured. As a percentage of related revenue, transaction cost of revenue was 58% during the nine months ended September 30, 2007, compared to 54% for the nine months ended September 30, 2006, reflecting in part the impact of NYSE linkage fees that were not passed through.

Selling, General and Administrative Expenses (SG&A)

The following table presents components of our selling, general and administrative expense for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2007	2006	$	%
Compensation and related	$9,112	$6,974	$2,138	31%	$25,612	$19,431	$6,181	32%
Occupancy and related	1,159	748	411	55%	3,065	2,323	742	32%
Marketing, travel and entertainment	1,337	743	594	80%	3,494	2,014	1,480	73%
Professional fees	3,924	1,779	2,145	121%	10,768	4,852	5,916	122%
Stock-based compensation	24	148	(124)	-84%	247	627	(380)	-61%
Transitional rebuilding and remediation	1,950	-	1,950	-	5,411	-	5,411	-
Transitional employment costs	595	701	(106)	-15%	2,483	1,153	1,330	115%
Euro Millennium pre-operating start-up costs	1,348	-	1,348	-	1,992	-	1,992	-
General and other	2,546	1,435	1,111	77%	6,152	4,175	1,977	47%
Total SG&A	$21,995	$12,528	$9,467	76%	$59,224	$34,575	$24,649	71%

Percent of total revenue	68%	50%			65%	48%

Compensation and Related

The increase in the portion of recurring compensation and related costs included in SG&A for the three and nine months ended September 30, 2007 was primarily due to the impact of salary increases, growth in headcount, as we continue to scale our organization for growth, increased incentive compensation associated with higher revenue levels and increased costs for employee benefits.

Occupancy and Related

The increase in occupancy and related costs for the three months ended September 30, 2007 is primarily due to additional rent expense associated with the expansion of office space in both our New York City and London locations and increases in office operating expenses.

The increase in occupancy and related costs for the nine months ended September 30, 2007 is primarily due to additional rent expense associated with the expansion of office space in both our New York City and London locations, office relocation costs incurred during the second quarter to move our London office to its new location and increases in office operating expenses.

Marketing, Travel and Entertainment

The increase in marketing, travel and entertainment expenses for the three and nine months ended September 30, 2007, primarily reflected our efforts to market our products including participation in industry trade shows and product promotion and increases in employee travel related costs to support our European expansion efforts.

Professional Fees

The increase in professional fees incurred for the three and nine months ended September 30, 2007, was primarily due to the use of consultants for organizational development, marketing, public relations and operational process improvements, as well as increases in SOX 404 compliance and legal fees. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

Stock-based Compensation

The decrease in stock-based compensation expense for the three and nine months ended September 30, 2007 was primarily attributable to the fact that we have not issued any stock options since the second quarter of 2005.

In October 2007, grants were made to our employees and Chairman of stock options and restricted stock units covering 9,726,930 shares under the 2007 Plan and the 2001 Plan. Stock-based compensation expense for these awards for the fourth quarter of 2007 is expected to be between $5.0 million and $6.0 million. As a result of this issuance and anticipated future issuances, we expect our future stock-based compensation expense to have a significant effect on our reported results.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect a Company-wide, Board approved effort, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, we expect to remediate our lab environment, data replication and back-up, network monitoring, application security and to have more timely and detailed internal and external financial reporting. These efforts are also addressing certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which were rolled out in October. These costs primarily consist of fees paid to outside consultants. During the three months and nine months ended September 30, 2007, we incurred $2.0 million and $5.4 million, respectively, of such costs. We expect to incur a total of approximately $6.8 million of these costs, mostly during fiscal 2007, however, a portion of this work and related costs may carry forward into early 2008.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits are being expensed over the required service period. During the three and nine months ended September 30, 2007, we incurred $0.6 million and $2.5 million of such costs, respectively. During the three and nine months ended September 30, 2006, we incurred $0.7 million and $1.2 million of such costs, respectively. We expect to incur in excess of $3.5 million of such costs during fiscal 2007 and an additional $0.3 million during the first half of 2008.

Euro Millennium Pre-Operating Start-Up Costs

In the second quarter of 2007, our Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the U.S. with our goal of global expansion during a time of rapid regulatory change. During the three and nine months ended September 30, 2007 we incurred pre-operating start-up costs of $1.3 million and $2.0 million, respectively, related to this initiative. These pre-operating start-up costs include compensation and related costs, consulting, marketing and travel related costs. We expect to incur approximately $4.7 million of such pre-operating start-up costs during fiscal 2007 and $2.3 million in 2008, with a target of the later part of the first quarter of 2008 to commence operations.

General and Other

The increase in general and other expenses for the three and nine months ended September 30, 2007 primarily reflects an increase in recruiting fees, various municipal taxes and higher software maintenance costs. These increases were offset in part by decreases in costs for temporary administrative help and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006		$2007	2006	$
Restatement, SEC investigation and related expenses	$612	$1,928	$(1,316)	$5,597	$9,670	$(4,073)
Depreciation and amortization	379	280	99	1,039	918	121
Restructuring charge	-	2,056	(2,056)	-	2,056	(2,056)

Restatement, SEC Investigation and Related Expenses

During the three and nine months ended September 30, 2007 and 2006, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters (including Pending Exercises and expiring stock options), together with costs incurred in 2006 related to the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

These costs decreased $1.3 million and $4.1 million for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. With the completion of the 2005 Restatement in March 2007, we expect these costs to decline over the remainder of 2007, although we do expect to continue to incur costs related to the stock option investigation and litigations and other stock option related matters.

Depreciation and Amortization

The increase in the portion of depreciation and amortization not included in cost of revenue for the three and nine months ended September 30, 2007 was due to increased general overhead capital expenditures as a result of our transitional remediation program.

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

Non-Operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2007	2006		$2007	2006	$
Interest expense	$(137)	$(219)	$(82)	$(399)	$(635)	$(236)
Investment income	975	402	573	3,299	715	2,584
Other income (expense), net	8	(3)	11	(4)	15	(19)

Interest Expense

The decrease for the three and nine months ended September 30, 2007 was primarily attributable to additional interest of $0.1 million and $0.2 million that was incurred during the three and nine months ended September 30, 2006, respectively, as a result of our failure to register the shares underlying the $7.5 million convertible note. Excluding this additional interest in 2006, interest expense was comparable for the three and nine months ended September 30, 2007 and 2006, reflecting the interest on capital lease obligations and the $7.5 million convertible note.

Investment Income

The increase in investment income for the three and nine months ended September 30, 2007 reflected higher average cash balances invested during the period, primarily as a result of two private placements of equity securities during the last half of 2006.

Income Tax Provision

The income tax provisions for the three and nine months ended September 30, 2007 and 2006 were solely attributable to the impact of deducting goodwill related to the Renaissance acquisition in our tax filings. As discussed in Note 12 to the Condensed Consolidated Financial Statements, as a result of the strategic agreement with Lava to transition our Fusion OMS clients to the Lava ColorPalette® OMS, we will be writing down the Renaissance goodwill and the related deferred tax liability in the fourth quarter. All other tax effects during the three and nine months ended September 30, 2007 and 2006 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

	As of
	September 30,	December 31,
(in thousands)	2007	2006
Cash and cash equivalents	$76,770	$105,888

(in thousands)	Nine Months Ended September 30, 2007
Net cash used in operating activities	$(15,610)
Net cash used in investing activities	(12,630)
Net cash used in financing activities	(1,001)
Effect of exchange rate changes on cash	123
Net decrease in cash and cash equivalents	$(29,118)

Liquidity

We derive our liquidity and capital resources primarily from issuances of stock and from long-term borrowings. At September 30, 2007, we had cash and cash equivalents of $76.8 million. We believe resources available at September 30, 2007 will be sufficient to finance our current investing, transitional rebuilding, remediation and other costs, Euro Millennium start-up costs, and operating needs as well as the net capital requirements of our broker-dealer subsidiaries for the next twelve months. We may need to raise additional outside funding for strategic acquisitions and such sources may dilute existing stockholders. At September 30, 2007, $39.0 million of our total cash and cash equivalents were held in our broker-dealer subsidiaries as regulatory capital.

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, provision for doubtful accounts and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between periods.

(in thousands)	Nine Months Ended September 30, 2007
Net loss	$(21,130)
Non-cash items	8,234
Effect of changes in working capital and other operating accounts	(2,714)
Net cash used in operating activities	$(15,610)

Changes in working capital and other operating accounts affected cash flows during the nine months ended September 30, 2007 primarily as a result of changes in the levels of accounts receivable, net clearing broker assets and accounts payable and accrued expenses between periods. These changes resulted primarily from increasing levels of sales and the timing of cash posted for securities lending positions, offset in part by increasing levels of expenditures and from cash management efforts affecting the timing of payments.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Securities (formerly NYFIX Transaction and NYFIX Clearing combined), such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At September 30, 2007, the net balance for clearing broker assets and clearing broker liabilities was a net receivable of $1.1 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At September 30, 2007, clearing broker assets include stock borrows of $434.4 million and clearing broker liabilities include stock loans of $434.4 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1. NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires the maintenance of $10 million in excess regulatory net capital. NYFIX International is an ISD Category B firm registered with the FSA, required to maintain financial resources generally equal to three months average expenditures, subject to a minimum of €125,000, plus a proportion of less liquid assets on hand. As a result of a regulatory change, effective November 1, 2007 NYFIX International’s financial resource requirement has increased to €730,000. Additional funding of $1.5 million, in the form of a subordinated loan, was made to NYFIX International effective November 1, 2007.  At September 30, 2007, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $30.7 million, which was $19.5 million in excess of our aggregate requirement of $11.2 million (including the $10 million excess required by DTCC).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the nine months ended September 30, 2007 was $12.6 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $8.4 million, capitalized software development costs of $2.9 million and $1.3 million paid to GL in settlement of working capital adjustments resulting from their purchase of NYFIX Overseas. As more fully described in Note 12 to the Condensed Consolidated Financial Statements, the former members of NYFIX Millennium have a right to receive $8.0 million for the redemption of their minority interests. We expect to settle this amount during the fourth quarter of 2007.

Financing Activities

Our financing activities primarily consist of long-term debt issued for acquisitions, capital lease obligations used for equipment purchases, long-term debt issued for working capital purposes, and issuance of capital stock for general corporate purposes and business development activities. At September 30, 2007, we had long-term debt and capital lease obligations outstanding aggregating $8.3 million (including current portions and the convertible note discussed below).

At September 30, 2007, we had outstanding a $7.5 million convertible note with an interest rate of 5%, due in December 2009. At September 30, 2007, the price at which the lender could convert the convertible note into shares of our common stock was $5.65 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

During October 2007, we issued to the lender an additional $2.5 million note under terms substantially similar to those described above.

Net cash used in financing activities for the nine months ended September 30, 2007 was $1.0 million, consisting primarily of principal payments under capital lease obligations.

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

Part I Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2007, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2006 10-K.

Part I Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our 2006 10-K (filed in August 2007), management and our independent registered public accounting firm identified several material weaknesses regarding elements of our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures.

Based on an evaluation of the identified material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, we continued to have material weaknesses regarding elements of our internal control over financial reporting, and as a result, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2007.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

Since the beginning of 2006 we have been developing and implementing plans to eliminate material weaknesses and significant deficiencies. Our 2006 10-K noted that a number of the material weaknesses identified in our 2005 10-K had been remediated. Although we have not fully tested and declared the material weaknesses disclosed in our 2006 10-K as fully remediated, we did make significant progress during the three months ended September 30, 2007 to improve our internal controls including the following:

(i)
we expanded our capabilities from an organizational perspective by appointing an interim SOX 404 Director to provide day-to-day oversight of the ongoing remediation program and to develop an internal audit function and we formed a SOX 404 Operating and Remediation Committee to monitor and accelerate remediation efforts;

(ii)	we improved controls related to revenue recognition by implementing a monthly rollforward of our billed messaging channels;

(iii)	we improved controls related to accounting for income taxes by rebuilding tax basis fixed asset records and developing a new automated tax-basis sub-ledger system;

(iv)	we implemented a new third-party administrator system for the accounting and disclosure of stock-based compensation awards; and

(v)	we initiated several changes to our information technology (“IT”) related controls over application change management, access and security controls and monitoring, including the:

•	development of new security policies and processes that require unique terminal service IDs for access to financial systems;

•	ongoing validation of all personnel requiring access to IT financial systems through a comprehensive recertification process;

•	ongoing implementation of a new access control policy and process for provisioning and deprovisioning new hires and terminated employees and consultants; and

•	implementation of new policies and procedures for personnel who require access to our production data centers.

As a result of these and continuing efforts, we expect to declare a number of material weaknesses and significant deficiencies fully remediated during the fourth quarter of 2007.

Ongoing Remediation of Material Weaknesses

We will continue to have extensive work remaining beyond 2007 related to certain of our previously reported material weaknesses and accordingly management has continued to dedicate resources to our remediation program. We believe that these remedial actions have improved and that further planned actions will continue to improve our internal control over financial reporting, as well as our disclosure controls and procedures. However, we do not believe that all of the previously disclosed material weaknesses will be fully remediated by December 31, 2007. Accordingly, we will continue to perform the interim measures described above and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above.

As we complete the remaining work, we expect that we will need a period of time over which to demonstrate that these controls are functioning appropriately to conclude that we have adequately remediated the weaknesses. Accordingly, we expect to report that our internal control over financial reporting and our disclosure controls and procedures remain ineffective as of December 31, 2007.

As described above, certain of the planned remediation efforts will require significant ongoing effort and investment. Our management, with the oversight of our Audit Committee, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of our control environment.

PART II -- OTHER INFORMATION

Part II Item 1. Legal Proceedings

In April 2005, a former employee filed a verified complaint with the New York State Division of Human Rights, alleging discrimination on the basis of race/color, age and opposition to unlawful discriminatory practices.  In June 2005, we filed a position paper with the New York State Division of Human Rights, denying the complainant’s charges in their entirety and requesting that the Division render a determination of “No Probable Cause.”  On December 21, 2006, the Regional Director of the New York State Division of Human Rights made a determination that there was probable cause to support the allegations of the complaint. In August 2007, we and the former employee entered into a Confidential Stipulation of Settlement and General Release by which the former employee agreed to a discontinuance with prejudice of the charges in the above complaint and we agreed to pay him $75,000 in full and final satisfaction of any and all claims that he had or may have had. We made the payment in September 2007.

In January 2006, a former NYFIX employee filed a state court action in the New York Supreme Court for New York County titled Iovino v. NYFIX, Inc., alleging that he was discriminated against on the basis of his sexual orientation.  He is claiming $50 million in damages.  In April 2006, we answered the complaint, denying the allegations. In September 2007, the parties agreed to settle the matter for $150,000, of which our insurer will reimburse us $70,000. We made the payment in September 2007.

The other information required by this Item with respect to legal proceedings set forth under “Commitments and Contingencies” in Note 10 to the Condensed Consolidated Financial Statements included in Part I, Item 1, Unaudited Financial Statements of this report on Form 10-Q is hereby incorporated by reference.

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

Part II Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Uses of Common Stock

Certain transactions involving our common stock occurring during the third quarter of 2007 and through the date of this report were as follows:

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

Part II Item 3. Defaults Upon Senior Securities

There were no payment defaults on our outstanding indebtedness during the three months ended September 30, 2007; however, there have been defaults related to our other obligations to become current with our periodic SEC filings and to register certain securities. Please see Note 11 to the Condensed Consolidated Financial Statements included in this report for a more detailed description of these matters.

Part II Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three months ended September 30, 2007.

Part II Item 5. Other Information

None

Part II Item 6.  Exhibits

a.) Exhibits

Exhibit No.	Description of Exhibit

10.1	2007 Omnibus Equity Compensation Plan, incorporated herein by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).

10.2	Form of Non-Qualified Stock Option Agreement, incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).

10.3
Convertible Promissory Note, dated October 1, 2007, by and between the Registrant and Whitebox Convertible Arbitrage Partners L.P. incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2007 (File Number 000-21324).

10.4	2007 Annual Incentive Plan, incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.5
2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and P. Howard Edelstein, incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.6
2007 Plan Non-Qualified Stock Option Agreement (Performance-based Vesting) between the Registrant and P. Howard Edelstein, incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.7
2007 Plan Restricted Stock Unit Agreement (Time-based Vesting) between the Registrant and P. Howard Edelstein, incorporated herein by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.8
2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and P. Howard Edelstein, incorporated herein by reference from Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.9
2001 Plan Non-Qualified Stock Option Agreement (Fully Vested) between the Registrant and P. Howard Edelstein, incorporated herein by reference from Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.10
Amendment to the Employment Agreement between the Registrant and P. Howard Edelstein, incorporated herein by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.11
2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Steven R. Vigliotti, incorporated herein by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.12
2007 Plan Non-Qualified Stock Option Agreement (Performance-based Vesting) between the Registrant and Steven R. Vigliotti, incorporated herein by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.13
2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Steven R. Vigliotti, incorporated herein by reference from Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.14
2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Brian Bellardo, incorporated herein by reference from Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.15
2007 Plan Restricted Stock Unit Agreement (Time-based Vesting) between the Registrant and Brian Bellardo, incorporated herein by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.16
Form of Restricted Stock Unit Agreement (Performance-based Vesting), incorporated herein by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

10.17
Form of Restricted Stock Unit Agreement (Time-based Vesting), incorporated herein by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 000-21324).

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

NYFIX, INC.

November 9, 2007	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

November 9, 2007	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.