Form 10-K
period 2007-12-31
NYFIX INC
filed 2008-03-17
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-02292

NYFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1344888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Wall Street
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(646) 525-3000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market

 Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of our outstanding common stock held by non-affiliates was approximately $219,071,000 as of June 29, 2007, based on the closing market price of our common stock. The amount shown is based on the closing price of NYFIX common stock as reported on the National Quotation Bureau “pink sheet” service.

There were 37,343,932 shares of our common stock outstanding on March 3, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant no later than April 29, 2008 in connection with the 2008 Annual Meeting of Stockholders.

- i -

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under “Item 1A. Risk Factors.”

These risks and uncertainties are not exhaustive. Other sections of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as guarantees of future events. We disclaim any duty to update any of these forward-looking statements after the filing of this report to conform our prior statements to actual results or revised expectations and we do not intend to do so, and these forward-looking statements should not be relied upon as representing our views as of any date subsequent to the filing of this report.

Forward-looking statements include, but are not limited to, statements about:

•	the impact of recording a significant impairment charge relating to goodwill due to the fact that we have not been profitable;
•	the effects of current, pending and future legislation;
•	the impact of regulation and regulatory actions;
•
our ability to achieve and maintain effective internal control over financial reporting in accordance with Securities and Exchange Commission (“SEC”) rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

•
the impact of accounting for stock-based compensation and ongoing regulatory investigations, including the possibility of new and significant information subsequently arising which could lead to different determinations and require different accounting treatment;

•	actions and initiatives by both current and future competitors;
•	our ability to accommodate increased levels of trading activity and keep current with market data requirements;
•	our business’ possible or assumed future results of operations and cash flows;
•	our business’ competitive position;
•	potential growth opportunities available to our business;
•	the likelihood of success and impact of litigation;
•	our expectation with respect to securities markets and general economic conditions; and
•	our ability to keep up with rapid technological change.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I

Item 1. Business

NYFIX, Inc. is a Delaware corporation whose common stock is listed on the NASDAQ Capital Market. NYFIX was incorporated in 1991. The address of our headquarters and principal office is 100 Wall Street, New York, NY 10005. Our telephone number is (646) 525-3000. We also have offices in London, Hong Kong, Boston, MA, Stamford, CT, Lyndhurst, NJ and San Francisco, CA. We operate redundant data centers in the northeastern United States, as well as data center hubs in London and Amsterdam.

Our website can be found at http://www.nyfix.com. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Overview

NYFIX is a pioneer in electronic trading solutions.  The NYFIX MarketplaceTM is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium L.L.C. (“NYFIX Millennium”) provides the NYFIX Marketplace with enhanced methods of accessing liquidity.   As a trusted business partner and service provider to investment managers and mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables low touch, low impact market access and transaction processing. We refer to ourselves as a “trusted business partner” because our clients depend on our products and services for mission-critical business functions, including order management, order routing and trade execution. Due to the fact that we act only as agent for our clients and never engage in proprietary trading for the firm’s account, we are viewed as a neutral intermediary and impartial by the Buy-Side and Sell-Side alike.

We design, produce and sell technology-based products and services to professional financial services organizations, including hedge funds, which are engaged in traditional asset management activities (including the trading of those assets), proprietary trading, and/or the handling of client orders in the U.S. and international securities markets.

Many of our products and services utilize the Financial Information eXchange (“FIX”) Protocol, which is a messaging standard developed specifically for real-time electronic exchange of securities trading information. NYFIX is a leader in the commercial marketplace for FIX software and services.

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors and the Sell-Side broker-dealers, and through exchanges (e.g., the New York Stock Exchange (“NYSE”), American Stock Exchange (“AMEX”), the NASDAQ Stock Market (“Nasdaq”) and other exchanges), the over-the-counter (“OTC”) market, alternative trading systems (“ATSs”) and electronic communication networks (“ECNs”).

Recent Developments

2007 was a year of transition for NYFIX as we worked to resolve historical issues, such as those related to stock options and various accounting restatements, and to remediate critical operating systems to position us for continued growth. In connection with the completion of our financial restatements, we became current with our SEC reporting requirements. In addition, we made tremendous progress remediating our systems including our lab environment, data replication and back-up, network monitoring, application security and the capacity of our systems. Our common stock was listed on the NASDAQ Capital Market under the symbol “NYFX” on February 11, 2008.

Discontinuance of the Fusion OMS Business

In October 2007, we entered into a strategic arrangement with Citi’s Lava Trading to offer NYFIX Fusion Order Management System (“OMS”) clients a transition arrangement to the Lava ColorPallette® OMS. Discontinuing the Fusion OMS business will enable us to devote more time and resources to clients of other product offerings. In connection with exiting the Fusion OMS business, we offered one-time termination benefits to affected employees. We recorded a restructuring charge of $0.3 million in the fourth quarter of 2007, which consisted of severance costs. We expect the transition to extend into the second quarter of 2008 and expect to incur an additional $0.6 million of such costs provided that certain employees stay for all or a portion of the remaining transition period, as required.

As a result of exiting the Fusion OMS business, we recorded fourth quarter asset impairment charges of $7.6 million, offset in part by a tax benefit associated with impaired goodwill of $0.6 million.

NYFIX Millennium

In October 2007, we acquired the 20% interest in NYFIX Millennium that we did not already own.  The membership interests of the former minority members of NYFIX Millennium were converted into a right to receive an aggregate of $8.0 million. As of December 31, 2007, $7.3 million of this amount had not yet been paid.

Euro Millennium™

During the second quarter of 2007, our Board of Directors approved a new initiative, Euro Millennium™ (“Euro Millennium”), a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the United States with our goal of global expansion during a period of rapid regulatory change. In December 2007, we entered into an agreement with SWX Europe (formerly known as virt-x exchange) to provide a service for non-displayed liquidity for Swiss blue chip equities. During 2007 we incurred pre-operating and start-up costs of $4.0 million related to this initiative. Euro Millennium initiated trading activities during March 2008.

Our Divisions

Our products and services are strategically organized into three operating divisions:

•	FIX Division,
•	Transaction Services Division, and
•	Order Management Systems (“OMS”) Division.

We offer products and services that are designed to address the needs of Buy-Side and Sell-Side institutions while providing automatic and seamless unification of the data-elements of trade-management, trade-routing, market access, computerized execution enhancements and real-time transaction analysis. We cross sell our products and services across our community of Buy-Side and Sell-Side institutions, through these three operating divisions.

FIX Division

Principal Products and Services

The FIX Division has two major lines of business:

•
We sell a service (“NYFIX Marketplace Service”) that allows clients to communicate with their trading counterparties as members of the NYFIX Marketplace and access additional services available on our platform. The NYFIX Marketplace Service provides support for FIX and other securities messaging protocols, including a certification process and an expert help desk. Clients communicate with their counterparties through messaging channels of various types. Some examples of messaging channels include exchange and market access gateways and clearing and back-office gateways.

•
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

The NYFIX Marketplace Platform: A Product Distribution Platform and a Service in Itself

The NYFIX Marketplace Platform refers to the infrastructure that is used to deliver the NYFIX Marketplace Service and which forms the underlying platform on top of which other related services are built. “Messaging channels” are services of the NYFIX Marketplace Service, while transaction analysis and similar information/analytic services are built on the NYFIX Marketplace Platform. Our partners offer products and services including OMS and execution management systems (“EMS”) in which they integrate the NYFIX Marketplace Platform as a part of their offering.

Through our NYFIX Marketplace Platform, we provide the services and infrastructure for trade messaging and global order routing between trading counterparties including Buy-Side institutions, Sell-Side institutions, stock exchanges, and other electronic trade execution venues, such as ECNs and ATSs. Managing more than 8,000 FIX-based messaging channels among approximately 700 financial firms we are a leading supplier of FIX messaging and monitoring services to the financial industry.

Our NYFIX Marketplace Service provides several management and related transaction processing services, including FIX messaging channels, which provide flexibility of standard FIX messaging with monitoring and end-to-end management, including message storage and forwarding, FIX version translation, message enrichment, real-time storage and recovery of orders and executions, and translation to/from non-FIX messaging standards (e.g. proprietary messaging formats used by various stock exchanges and other intermediaries). This allows clients to communicate easily with a large number of end-points (counterparties, exchanges, ECNs and ATSs) on a secure financial transaction platform. Messaging channels provide a centralized certification of connected parties in compliance with FIX and a simplified, centralized one-to-many communication set-up for each party via the NYFIX Marketplace. The NYFIX Marketplace Service supports FIX order routing, indications of interest (“IOIs”) and allocations of business workflows.

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

We differentiate ourselves from traditional network providers by:

•
Market Knowledge & Expertise: We have experienced professionals with extensive market and technical knowledge of FIX and other trade messaging, and experience integrating to most Sell-Side and Buy-Side OMS, EMS, and FIX engines. We understand both the technology and how the technology is used to trade, and we help our clients implement effective trading solutions.

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

•
Breadth and Integration of Service Offering: We offer a range of products and services complementing our NYFIX Marketplace Service offering, supported by people and expertise. These include our FIX software products and other information and analytic tools. Our one-stop shopping and integrated support model simplifies our clients’ operations.

The NYFIX Marketplace Platform is built on an underlying set of data centers and domestic and international wide area network (“WAN”) infrastructure. While our business focus is on the NYFIX Marketplace Platform, the successful and high performance operation of that platform depends on the high quality design and operation of our data centers, systems and network. Further information on our data centers, systems and network is outlined under the “Technology Operations and Product Development” section in this Annual Report on Form 10-K.

FIX Software

As the operator of the NYFIX Marketplace, a community of FIX trading institutions, NYFIX offers a suite of software tools that enable improved time to market. Many of these are the same software tools that we use internally to deliver our services.

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

Tradescope® is an enterprise-wide FIX management and monitoring tool, which allows clients to better manage their in-house FIX infrastructure. Tradescope is compatible with most FIX engine environments, including Appia, in-house, and most other third party FIX engines in the market place. Tradescope is also used as a tool by the various groups providing managed services to support our clients’ FIX infrastructure, including IT, operations and help-desk staff, trading desk support and onboarding/connectivity staff. NYFIX uses Tradescope to monitor our own comprehensive FIX Marketplace Service by monitoring the FIX engines in our real-time production environment.

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

We offer professional/consultative services to clients who wish to have NYFIX train their staff on FIX, and with respect to implementation of our software, custom development and integration, and similar services.

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

Our NYFIX Marketplace Service operates with the products and services of our other business units (Transaction Services and OMS) as well as with third-party transaction businesses and third-party OMS vendors. This creates a seamless flow of trade communications, enabling end-to-end transaction processing.

Our FIX software products may be used in conjunction with the NYFIX Marketplace Service, although some of our clients use only our FIX software products and others use only the NYFIX Marketplace Service.

Transaction Services Division

Our Transaction Services Division is comprised of two Financial Industry Regulatory Authority (“FINRA”) registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities Corporation (“NYFIX Securities”) together with NYFIX International, Ltd., a firm registered with the Financial Services Authority (“FSA”) in the U.K. NYFIX Securities is also a member of the Depositary Trust Clearing Corporation (“DTCC”) and Options Clearing Corporation (“OCC”).

NYFIX Millennium provides anonymous matching under Regulation ATS and order routing for U.S. equity securities. Its clients are broker-dealers, including NYFIX Securities.

NYFIX Securities offers algorithmic trading technology to improve execution results, direct market access, and access to NYFIX Millennium. NYFIX Securities provides these services to Sell-Side broker-dealers and Buy-Side institutional investors.

NYFIX Securities settles and clears transactions on behalf of NYFIX Millennium. It also operates a matched book stock borrow/stock loan business.

NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division.

Principal Markets and Clients

The Transaction Services Division generates revenue primarily in the United States from the application of commissions charged on executed trades to the following three categories of clients:

•
Exchange member, non-exchange member and non-U.S. securities firms (Sell-Side firms), who are either self-clearing or rely on a correspondent clearing firm to clear on their behalf with the Transaction Services Division. We generally bill per share execution commissions to Sell-Side clients on a monthly basis. These securities brokerage firms primarily utilize our NYFIX Millennium, Direct Market Access (“DMA”) and our NEXAS™ algorithmic trading products described below. Many of these clients also use the desktop products provided by the OMS Division.

•
U.S. hedge funds (Buy-Side firms), who rely on prime brokers to clear their trades. These clients utilize NYFIX Millennium and NEXAS algorithmic trading products, described below. Larger quantitative-oriented hedge funds utilize the NYFIX Marketplace Platform for DMA to facilitate these strategies.

•
Registered investment advisers (“traditional long-only” Buy-Side firms), who rely on custodial banks to clear their trades. These trades are commonly referred to as Delivery vs. Payment and Receive vs. Payment (DVP/RVP) clearing. These are generally net trades in which the Transaction Services Division commission charges are paid through the settlement and clearing process, which is typically three business days after trade date. Registered investment advisers primarily utilize our NYFIX Millennium, DMA and NEXAS algorithmic trading products, described below.

Principal Products and Methods of Distribution

The Transaction Services Division leverages cross-selling opportunities with clients of our FIX Division and our OMS Division, while distributing its transaction products and solutions to its own clients.

In addition to connecting to client in-house systems and FIX engines, the Transaction Services Division tests, certifies and connects to clients using a variety of institutional OMS and quote aggregators such as Eze Castle Software, Charles River Development, INDATA, Line Data, Latent Zero, RealTick, Neovest, FlexTrade, Portware, UNX, BNY Sonic Software, Lava Trading and ITG products (e.g. MacGregor and Radical). The Transaction Services Division also integrates with a variety of Sell-Side OMS including a NYFIX’s OMS as well as Fidessa, Lava Trading, Tradeware and Bloomberg. We also provide Transaction Services clients with FIX Division and OMS Division products and services. Our open connectivity business model provides our clients with the freedom to select among a variety of front end user applications or FIX engine products, including those of our competitors.

NYFIX Millennium

NYFIX Millennium developed an ATS focused on the electronic matching of NYSE and AMEX listed securities. Matching of Nasdaq-listed stocks was introduced in late 2005. NYFIX Millennium does not display orders or quotes, and our executions are completely anonymous (commonly referred to as a “dark pool”). Two types of orders are available: (1) pass through and (2) conditional. Pass through orders flow through the matching facility on their way to an exchange, ECN, or ATS. These orders are only executed if they find a match at or within the National Best Bid and Offer. If there is not a match, these orders are immediately routed to their ultimate destination, thus incurring no opportunity cost. Conditional orders reside in the system and interact with pass through order flow as well as other conditional orders. In addition to market or limit orders, these orders can be pegged to the bid, offer, last sale, or mid-point. Volume and bid/offer spread constraints can also be attached to these orders.

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

Euro Millennium

Euro Millennium, a Multi-Lateral Trading Facility (“MTF”) for non-displayed matching of listed cash equities, initiated trading in March 2008. Euro Millennium is operated by NYFIX International, our U.K. regulated subsidiary. With similar features and order types to Millennium in the United States, Euro Millennium will leverage NYFIX’s experience and technology to operate a pan-European matching system for Sell-Side and Buy-Side clients. As in the United States, Euro Millennium will provide both Buy-Side and Sell-Side participants with access to a neutral pool of continuous dark liquidity. Euro Millennium will also be an “exchange-friendly” vehicle that can serve as an adjunct to exchange-traded systems.

In December 2007, we entered into an agreement with SWX Europe (formerly known as virt-x exchange) to provide a service for non-displayed liquidity for Swiss blue chip equities. This service is expected to be launched in the third quarter of 2008 with transactions executed through SWX Europe utilizing the Euro Millennium platform. Euro Millennium initiated matching activities in U.K.-listed securities in March 2008 and can also route other pan-European equity orders for execution to a market center or preferred broker. During the course of 2008, equities from other European markets will be added to the matching functionality of the service.

Millennium PLUS™

Millennium PLUS allows participants to generate liquidity alerts to third-party sources known as passive liquidity partners (“PLPs”). PLPs include systematic Buy-Side funds, external dark pools, broker internalization engines, and other pockets of hidden liquidity from across the industry. Unique to NYFIX Millennium, Millennium PLUS liquidity alerts are delivered only to computer-based systems holding live orders, rather than to traders’ screens. As a result, liquidity alerts will not be visible to traders or systems which may cause information leakage or market impact. Both conditional and/or pass-through orders can be designated as Millennium PLUS orders. Pass-through Millennium PLUS orders are held in NYFIX Millennium for several hundred milliseconds, just long enough for PLPs to receive the liquidity alert and automatically respond. If no response is forthcoming, the order is passed on to the appropriate market center in the usual fashion.

NYFIX Natural™

NYFIX Natural allows Buy-Side clients of NYFIX Securities’ orders to be exposed to matching in NYFIX Millennium while generating an IOI message to other Buy-Side client participants. NYFIX Natural is a “tradable” message with minimum quantity size required to generate an IOI message.

NYFIX Direct Market Access (“NYFIX DMA”)

NYFIX DMA is offered via a single FIX destination for both OTC and exchange-traded securities. This enables clients with a FIX connection with NYFIX to send orders to the NYSE, the AMEX, NYSE Archipelago (or “NYSE Arca”), Nasdaq, and other auto-execution destinations or other exchanges.

“DOT” orders are sent directly to the NYSE Direct Order Turnaround system with added ability for a quick price improved execution as a NYFIX Millennium pass through execution.

NYSE Arca orders are sent directly to the NYSE Arca book with full support for all native order types and FIX messages.

Nasdaq orders are sent directly to the Nasdaq book with full support for all native order types and FIX messages.

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

TWAP Algorithm is a tactic that evenly distributes the execution of an order over a user-specified period randomizing and thus disguising order size, therefore balancing adverse selection and market impact.

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

STEALTH is a passive algorithm seeking non-displayed liquidity from multiple destinations to maximize hidden liquidity while reducing market impact.

NIX provides intelligent order routing solutions that access displayed quotes on exchanges and ECNs as well as non-displayed liquidity from multiple sources to aggressively execute orders across all shares available in the market.

Securities Lending

NYFIX Securities operates a matched book of stock borrow/stock loan transactions, with a strong proficiency in matching a borrower and a lender anonymously for small to medium size transactions. Much of the counterparty credit risk associated with this business is mitigated through the daily monitoring of collateral value, frequent counterparty credit reviews and the use of the stock loan program of the OCC. The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2007, approximately 55% of our stock borrow/stock loan transactions outstanding were processed through the OCC. The remaining 45% of our stock borrow/stock loan transactions outstanding primarily involve (i) securities that are not OCC-eligible or (ii) counterparties that are not members of the OCC.

Operations and Support

Capacity, speed, security and uptime are considered important competitive product parameters of the Transaction Services Division and are available as a result of the large-scale infrastructure we built. All products and services are supported by our help-desks and operations staffs located at our Wall Street and London offices.

Order Management Systems (“OMS”) Division

The OMS Division offers broker-dealers desktop solutions that enable trading in various market centers, including the NYSE, AMEX, Nasdaq and others. OMS Division products include real-time order management, routing and Straight Through Processing (“STP”), interfaces to back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP. OMS Division products enable clients to take advantage of NYFIX’s broad range of products and services.

Principal Markets

The OMS Division offers technology designed to access multiple market centers either directly or indirectly to the market center representing the best execution opportunity, while adhering to the compliance and regulatory specifications that are unique to each different market center.

To facilitate a trade in any of the markets, an order must be represented by a broker-dealer subject to regulation by the SEC, FINRA and the particular exchange. Those who directly represent orders on an exchange must also be members of that exchange. Brokers who are not exchange members place their orders for that exchange through member brokers.

Electronic exchange markets, market forces, and regulations have resulted in the demand for technology to facilitate all aspects of the trading processes between clients, correspondent brokers, member brokers, the exchanges, and alternative market venues.

In 2007, the SEC’s adoption of Regulation NMS and other market changes posed significant challenges for the U.S. stock exchanges. Most significant was the replacement of the Intermarket Trading System (“ITS”) used for interexchange routing of listed shares. This created a new market landscape encouraging market centers to provide linkages to all quoting venues as well as protection rules around the new paradigm. This shift caused a proliferation of ECNs, alternative trading systems, crossing networks and dark pools increasing fragmentation and feeding the growth of market message traffic.

Principal Products and Methods of Distribution

We primarily sell products directly to end-clients and provide access to our services through the NYFIX Marketplace. For the Sell-Side community, we provide a range of services, available through our NYFIX Marketplace Platform. Our OMS Division offers a variety of trading desktop products for brokerage firm trading desks, a series of available OMS options and a number of auxiliary services, including interfaces to various back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP.

Desktop Products

Our desktop products provide users with electronic order routing and order management. The desktops are typically deployed with a touchpad-based terminal, desktop software applications, or through the internet. The OMS desktops use the FIX Protocol to connect to brokerage firms, major global market centers, many other exchanges, ECNs and ATSs.

FIXTrader® provides a complete order management solution for the trading desks of major brokerage firms and institutional investors (upstairs traders), including electronic entry and routing of orders and executions between Buy-Side institutions, sales and block desks.

NYFIX Fusion™ is a complete market making OMS that offers Sell-Side broker-dealers access to exchange-traded, OTC and third market trading on a single desktop. NYFIX Fusion includes order, execution, and risk management, rule-based order processing and automated preventive compliance handling functions. It also provides access to a full suite of third-party broker and NEXAS algorithms affording the end users multiple options for facilitating and maintaining their best execution and order handling obligations. In 2007, we decided to discontinue this product and focus our resources on FIXTrader® and the products and services of our other divisions. We expect the transition of our clients to other OMS platforms to be completed by the end of the second quarter of 2008.

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

FIX Division

Competition to the products and services of our FIX Division includes potential clients who choose to maintain their own infrastructure and develop their own in-house products and services, third parties such as Transaction Network Services who offer basic IP-based FIX connectivity and application/system vendors who bundle their own network with their application (e.g., Macgregor Order Management Network and TradeWeb). We consider these networks to offer basic (TCP/IP) data transport only and consequently they provide a lower price point. In many cases, clients of IP-based FIX networks use NYFIX FIX software products (e.g. Appia) to provide management of their FIX connections, and as a result, while these networks are sometimes competitors, they are sometimes complementary. Our primary competitors in the FIX software marketplace are Cameron Systems and TransactTools.

Transaction Services Division

Our Transaction Services Division faces competition from a wide variety of correspondent clearing and technology oriented brokerage firms and providers. Examples of our competitors include the technology broker services businesses of Goldman Sachs Group, Inc. and CSFB, Investment Technology Group Inc. and Instinet LLC. While brokerages may in some instances compete with our Transaction Services Division, they are also frequently among the largest clients of our Transaction Services Division. NYFIX Millennium specifically faces competition from traditional stock exchanges, such as Nasdaq and the NYSE, and alternative markets such as ATSs and ECNs. Some of these competitors include Liquidnet, Pipeline, ITG POSIT, LeveL, and Bloomberg TRADEBOOK.

OMS Division

Our OMS Division faces competition from potential clients who choose to develop their own in-house products and services. We also face competition from vendors who produce desktop solutions for traders, including BRASS, Fidessa, Lava Trading, Tradeware, Mixit and Bloomberg. While we believe that we compete effectively and continue to install new systems, these vendors or smaller vendors could increase their competitive efforts and, thus, market share at our expense.

NYFIX Sales and Marketing

We generally offer our OMS and NYFIX Marketplace products and services under one to three-year subscription and service agreements. Our Transaction Services Division contracts include per share commission charges.  Our sales force is organized into teams by client segment or by product/service bundles that work together to provide a comprehensive electronic trading solution. These teams work in close coordination with each other to maximize client acquisition and retention.

We maintain an in-house marketing department responsible for directing marketing activities. Our marketing strategy focuses on direct efforts to reach potential clients through targeted initiatives.  We take a multi-pronged approach to marketing encompassing a variety of channels including but not limited to:

•	participation in industry events, conferences and exhibitions and securing speaking engagements for key NYFIX executives;

•	NYFIX-hosted events for clients and prospects;

•	advertising in key trade publications and technology/electronic trading provider directories;

•	proactive media relations policy to obtain press coverage in key media outlets including broadcast, print, and online media; and

•	development and production of sales tools, including presentations; sales collateral; direct mail; and online initiatives including search engine optimization.

NYFIX participates in approximately 50 events per year on a global basis to publicize our offerings to the various market segments it services.

Technology Operations and Product Development

Operation of NYFIX Communications Network and Data Centers

Services offered by NYFIX (e.g. the NYFIX Marketplace Service, NYFIX Millennium and others) are built on an underlying set of data centers and a domestic and international WAN infrastructure. While our business focus is on the services offered, the successful and high performance delivery of those services depends on the high quality design and operation of our data centers, systems and network.

We rely upon third-party telecommunication carriers and our own data centers in operating our NYFIX Marketplace Platform.  Because our data volume is significant, and to achieve the highest level of availability, we use multiple telecommunication carriers for redundant and diverse data transport between our data centers as well as to our clients.  We utilize multiple providers including AT&T Inc., Verizon Inc., Qwest Communications International Inc., BT Radianz, Colt Telecom Group plc and Singapore Telecommunications Limited.

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

Our infrastructure supports services that currently process several million orders and executions per day with peak rates of hundreds of orders per second. Critical production processes are monitored by the NYFIX Enterprise Systems Team (“EST”). Hardware and software are continually upgraded to provide adequate capacity during peak traffic hours.

Our U.S. based primary data centers are located in two independent, separately located, third-party data center facilities in New Jersey and New York, so-called “redundant centers.” Our U.K. based primary data centers are located in two independent, separately located, third-party data center facilities in London, England and Hounslow, England, so-called “redundant centers.” Both our U.S. and U.K. based data centers are serviced by different power companies within each region and managed in co-location facilities. By co-locating facilities, we believe that we derive operating economies while obtaining the highest quality of service available in a physical plant. Our data centers’ 24x7 facilities are protected by fire suppression and heating, ventilation, and air conditioning systems and have multiple, uninterruptible sources of power, including backup generators and fully redundant power distribution units in both the United States and United Kingdom. Security personnel, procedures and video surveillance protect against unauthorized physical access to our equipment.

We are currently in the process of consolidating our international data center hub facilities into our two primary data centers in London, England and Hounslow, England. These data center hub facilities are located within the facilities of third-party operators.

Application Development

We develop software to meet a wide range of requirements, such as regulatory changes, client's requests to support new or customized workflows, changes in market structure, opportunities to tap into new markets and businesses for NYFIX and to improve the performance and cost effectiveness of our data centers. We develop most of our software in-house and employ some staff directly, supplemented by use of contract staff in countries where we do not have offices, (e.g., India and the Philippines). Our development and quality assurance (“QA”) staff works in conjunction with the business product management, sales and production support staffs, and directly with our clients, to identify new products and changes and enhancements to our existing products. Most of our software is built to support the FIX Protocol and other messaging standards to interface with both external systems and as the internal protocol for communication among our own applications.  This end-to-end FIX support enhances our ability to integrate our software with software developed by other vendors or in-house by our clients and to offer our products as large end-to-end solutions or as individual components.

We develop our software on the two leading operating platforms in our industry: UNIX, including Linux, for server-side mission critical high performance applications, and Windows, for client-side Graphical User Interface, or “GUI”-based applications.  We closely follow the pace of evolution of software development technologies and adopt new programming languages and tools as they are established and when we believe they can increase our staff’s productivity. Our QA staff has access to a laboratory that closely resembles the production environment, where software can be tested for functionality, performance, reliability, recoverability, and interoperability.  We employ automated testing tools allowing timely and efficient turnaround of product releases. We have procedures in place to escalate production issues and other urgent requests to the appropriate development personnel for fast turnaround.

Production Processes

We design, develop and produce our proprietary software at our facilities in New York and London, and make use of contract development teams in India and the Philippines. We obtain our materials, supplies and services from a variety of vendors in the United States, Europe and Asia.

We rely on a number of third parties to supply software and systems, as well as equipment and related maintenance.  Our systems are built using a number of commonly used technologies.  For example, we use systems and software from International Business Machines Corp., Hewlett-Packard Company, EMC Corporation, Sun Microsystems, Inc., Oracle Corporation, Sybase, Inc., Shadow Suite from Shadow Financial, Veritas Software Corporation and Microsoft Corporation.  Our products are subject to potential defects in these third party components.  Although we exercise strict testing and verification of systems using a system development life cycle process, defects can cause disruptions of client service.  We have invested in various test systems to make sure our suppliers’ components meet the same high standards as our developed software.

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

In our industry, service, and specifically quality of service, is measured in response time to resolve a systems issue, which may in turn be causing a trading issue affecting our clients’ business. We maintain four categories of help-desk support to be responsive and efficiently address any systems or trading issue that our clients may encounter. The four categories of support are separated into our EST, technical support desk, trading application support desk and execution service and trade processing support desk.

Business Continuity and Disaster Recovery Planning Outsourcing

During recent years, business continuity and disaster recovery plans have become more important in the technological infrastructure for financial services firms. Globalization and increased reliance on STP and process automation have also increased attention to business continuity and disaster recovery planning. Supported by two redundant, high-availability data centers, we offer clients backup data communication capabilities, data storage and the ability to retrieve the clients’ current and historical trading data.

Our Reliance on Large Clients

For the years ended December 31, 2007, 2006 and 2005 no single client accounted for more than 10% of our consolidated revenue.

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

Employees

As of December 31, 2007, we had 286 full-time employees. None of our employees is covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.  We believe that we have been able to attract and develop staff, managers and project leaders with extensive technical and brokerage industry experience and have recently recruited a number of experienced technical specialists to enhance our product development efforts.

Regulations and Regulatory Environment

Regulation in the United States

Participants in the U.S. securities industry are subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. In addition to the SEC, self regulatory organizations (“SROs”) such as FINRA, and the various state securities authorities, require strict compliance with their rules and regulations. We have subsidiaries that are registered with the SEC and various states as broker-dealers. Much of the regulation of broker-dealers has been delegated by the SEC to SROs, including FINRA, which has been designated by the SEC as our principal examining authority. FINRA adopts rules (subject to approval by the SEC) that regulate broker-dealers who are members of FINRA. These rules regulate the conduct of our U.S. broker-dealer subsidiaries. The SEC, FINRA and other SROs conduct periodic examinations of the operations of those subsidiaries. Our U.S. broker-dealers are also subject to examination by state securities administrators in states in which they conduct business.

In addition, our U.S. broker-dealer subsidiaries are members of the Securities Investor Protection Corporation which is funded through assessments on registered broker-dealers. The costs associated with compliance therewith (e.g. fees, implementing and following compliance procedures and filing reports) are minimal and do not have a material effect on our profitability.

Regulation in the United Kingdom

Participants in the U.K. securities industry are subject to extensive regulation by the FSA, a governmental agency. The FSA’s primary task is to achieve a marketplace that operates in an efficient, orderly and transparent manner while ensuring that consumers are treated fairly by being properly informed and appropriately protected. The FSA sets the standards that firms must meet and can take action against firms if they fail to meet the required standards. This often involves requiring firms to pay compensation to their customers.

In addition, our U.K. broker-dealer subsidiaries are subject to the FSA’s threshold conditions, which are the minimum standards which must be met in order to become and remain authorized by the FSA.   Threshold condition 4, Adequate Resources, requires that NYFIX International have access to adequate capital, as defined by reference to the FSA’s prudential requirements, to support the business, including any losses.  In its assessment of NYFIX International, the FSA may take into consideration the impact of other members of NYFIX International’s organizational group with respect to the adequacy of its resources.  For example, the FSA may assess the consolidated solvency of NYFIX, Inc.

The FSA’s Principles for Businesses are a general statement of the fundamental obligations of firms under the regulatory system.  Principle 5, Financial Prudence, dictates that NYFIX International must maintain adequate financial resources at all times. Breach of these principles may result in public sanction, financial penalty, application to the courts for restitution, cancellation of certain required permissions and/or withdrawal of authorization, which may ultimately result in the unenforceability of contracts.

Regulation in the European Union

The European Union (“EU”) adopted MiFID (Markets in Financial Instruments Directive), which became national law in all EU countries in November 2007. MiFID is intended to create a unified European market, with common regulation regarding investments and trading in EU countries. MiFID is intended to enable much greater competition among exchanges, investment firms who internalize (“systematic internalizers”), and ATS/ECN-like platforms (“Multi-Lateral Trading Facilities”). MiFID encourages competition for market data, trade execution, and trade reporting.

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

In December 1998, the SEC promulgated Regulation ATS relating to the regulation of ATSs, such as NYFIX Millennium. The SEC expanded its interpretation of the definition of “exchange” under the U.S. securities laws to encompass a range of electronic brokerage activities. At the same time, Regulation ATS permits systems to register as broker-dealers, rather than as national securities exchanges, with the SEC, if they comply with the regulation. NYFIX Millennium continues to review and monitor our systems and procedures for compliance with Regulation ATS.

We provide our clients with access to U.S. listed securities, through connectivity to exchanges, ECNs, and ATSs. We execute trades in NYFIX Millennium involving both NYSE and Nasdaq listed stocks on behalf of all of our clients.

SEC Rules 605 and 606 (f/k/a Rules 11Ac1-5 and 11Ac1-6) require many market participants to make detailed public disclosure in electronic form of certain statistical measures of execution quality for orders in equity securities. Market centers must disclose information, categorized by security, size and type of order, about the time frames in which orders are executed and on the prices offered by participants relative to each other and the marketplace. These rules also require securities brokers to provide detailed disclosure regarding their order routing practices. NYFIX Securities and NYFIX Millennium use an independent third party, S3 Matching Technologies, to comply with SEC Rules 605 and 606.

In April 2005, the SEC adopted Regulation NMS which addresses three main areas for market participants: i) trade-through reform and market linkage, ii) access fees and standards, and iii) market data pricing and distribution. The “Order Protection Rule” (Rule 611) requires trading centers to establish, maintain, and enforce written policies and procedures reasonably designed to prevent the execution of trades at prices inferior to the protected quotations displayed by other trading centers, subject to an applicable exception. The “Access Rule” (Rule 610) requires fair and non-discriminatory access to quotations, establishes a limit on access fees to harmonize the pricing of quotations across different trading centers, and requires each national securities exchange and association to adopt, maintain, and enforce written rules that prohibit their members from engaging in a pattern or practice of displaying quotations that lock or cross automated quotations. Further, the “Sub-Penny Rule” (Rule 612) prohibits market participants from accepting, ranking, or displaying orders, quotations, or indications of interest in a pricing increment smaller than a penny, except for orders, quotations, or indications of interest that are priced less than $1.00 per share.

On September 29, 2006, the SEC approved the NMS Linkage Plan, which supersedes the Intermarket Trading System (“ITS”). The NMS Linkage Plan enables participant markets (e.g., AMEX, Boston Stock Exchange, Inc., NYSE) to act jointly in planning, developing, operating and regulating the system that will electronically link the participant markets to one another and to facilitate compliance by the participant markets and their respective members with Rules 610 (Access to Quotations) and 611 (Order Protection Rule) under Regulation NMS.

The SEC’s primary rule for the regulation of the financial soundness of broker-dealers is under the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 15c3-1, commonly known as the “Net Capital Rule.” The Net Capital Rule requires that broker-dealers maintain a minimum amount of regulatory net capital. Further, the rule limits broker-dealers’ leverage by maintaining a minimum percentage of net capital to one of two measures of securities business-related indebtedness. In addition, the Net Capital Rule prohibits rapid withdrawals of funds from a broker-dealer by its parent company or other affiliated entities.

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

We have been unprofitable in the past and we may not be profitable in the future. If we are required to record an additional impairment charge relating to our goodwill because we are not profitable, and such charge is sufficiently large, the impact on our consolidated financial statements could be material.

We have incurred significant losses over the past several years. If this trend continues, we may be required to record an additional impairment charge relating to our goodwill. If the impairment charge is sufficiently large, the impact on our consolidated financial statements could be material.

We have material weaknesses in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis.

In connection with our assessment of internal control over financial reporting as of December 31, 2007 under Section 404 of the Sarbanes-Oxley Act of 2002, we identified material weaknesses which could adversely impact our ability to provide timely and accurate financial information. Although we have made substantial progress and have declared a number of the material weaknesses existing as of December 31, 2006 remediated, additional work remains. We may be required to hire additional employees and consultants to address these weaknesses, and may experience higher than anticipated capital expenditures and operating expenses in order to implement the necessary changes. If we are unable to address these weaknesses effectively, or if other material weaknesses develop, there could be a material adverse effect on our business, financial condition and results of operations. If we are unsuccessful in implementing or following our remediation plans, or fail to update our internal control as our business evolves or to integrate acquired businesses into an in-control environment, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, securities litigation, events of default under our long-term debt agreements and the terms of our agreement with the holder of our preferred stock, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock.

Furthermore, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement action if future financial restatements were to occur or other accounting-related problems emerge. In addition, any future restatements or other accounting-related problems may adversely affect our financial condition, results of operations and cash flows.

We are highly reliant upon our computer and other electronic systems. A significant power or telecommunications failure, computer virus, software defects, or human error in response to such challenges could cause us and our clients to lose revenue and subject us to liability for client losses. A slowdown in the operations of such services could also materially adversely affect our business and our clients.

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

We constantly monitor system loads and performances and upgrade our systems to the extent we determine to be appropriate to handle estimated increases in power consumption. However, we may not be able to accurately predict future demand. To mitigate the impact of power failures, we maintain critical data center facilities at two separate locations in the Metro New York area. Although these data centers are located in the same geographical area, they are serviced via different power companies (i.e. ConEdison and Public Service Electric & Gas). In the event of a power outage at any of our data centers, we use uninterruptible power supplies (“UPS”) to provide limited battery backup for critical systems. We also use diesel-powered generators to backup the UPSs provided by our data center co-location facility.

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

A computer virus infiltrating our systems through connections to client systems, emails received by us or connectivity to the Internet could also negatively impact the functioning of our computer systems. Although to date we have not had any incidence of a virus fully penetrating our protective layers and infiltrating our production systems, we continue to review our protective layers and safeguards as our systems are susceptible to the growing number of potential viruses.

Any significant degradation or failure of one or more of our networks could cause our clients to suffer delays in transaction processing, which could damage our reputation, increase our service costs, result in error positions and settlement breaks (potentially causing losses) or cause us to lose clients and revenues.

We depend on a limited number of network equipment, software and telecommunications suppliers and do not have supply contracts. Our inability to obtain necessary network equipment, technical support or other telecommunications services or being forced to pay higher prices for such equipment, support or services could materially adversely affect our business.

Some key components we use in our networks are available only from a limited number of equipment and software suppliers. The services required for operation of our networks are also provided to us by a limited number of telecommunication services providers. We do not have long-term supply contracts with the suppliers of the key components of our networks or any other limited source vendors, and we purchase data network equipment on a purchase order basis. We also have no control over the operation, quality or maintenance of the services required to maintain such networks or even the continued performance of such services. If we are unable to obtain sufficient quantities of equipment, required technical support or services, or to develop alternate sources as required in the future, our ability to deploy equipment in and operate our networks could be delayed or reduced, or we may be forced to pay higher prices for our network components or related services. Delays or reductions in supplies or services could lead to slowdowns or failures of our networks.

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

Our clients may develop in-house networks or use other network providers because such clients want to connect to destinations not part of our NYFIX Marketplace Service or to only certain, but not all, destinations covered by our NYFIX Marketplace Service. As a result of any of these events, we could experience decreased revenues.

A decline in subscription and maintenance revenue, our largest source of revenue, or transaction revenue, could have a material adverse effect on our business.

Revenue from subscription and maintenance is currently our largest source of revenue. Subscription and maintenance revenue rates are fixed based on a contractual period of time, typically one to three years, and are not affected by trading volumes. However, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services. Pricing pressures due to competition, failure to sign new agreements with clients because of reductions in their new technology spending, and consolidation in the financial sector could affect our revenues and profitability. Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would impact profitability.

Transaction revenue has been a growing component of our revenue. There is no assurance, however, that we can continue to grow transaction revenue. As up-front investment in system capacity and functionality is required, a portion of our costs to support transaction revenue are fixed. Accordingly, a decline in revenue would directly impact our profitability. Several underlying risk factors affect the potential growth of transaction revenue:

•	competitive pressure created by a proliferation of electronic execution competitors;

•	potential changes in the U.S. market structure;

•	new regulatory requirements or a failure to comply with existing regulatory requirements;

•	consolidation of broker-dealers or a decline in the number of hedge funds; and

•	increased client demands for bandwidth and speed, requiring reinvestment in hardware and software.

We are exposed to clearance, settlement and credit risks that could materially adversely affect our business.

In the event that trades do not properly settle, our broker-dealer subsidiaries may have to finance our clients’ positions and we could be held responsible for the defaults of our clients. Although we regularly review credit exposure, default risk may arise from events or circumstances that may be difficult to detect or foresee. In addition, concerns about, or a default by, one institution could lead to significant liquidity problems, losses or defaults by other institutions, which in turn could adversely affect NYFIX.

In addition, one of our U.S. subsidiaries, NYFIX Securities, is subject to a maximum intra-day credit limit, or debit cap, imposed by the DTCC. In addition, to be able to clear trades, NYFIX Securities may require added commitments from unaffiliated institutions to provide funding during a settlement day (“intra-day funding”). An inability to maintain or raise its maximum limits or to obtain and maintain third-party commitments to support intra-day funding could have an adverse impact on NYFIX Securities’ ability to maintain or expand its business.

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

Our Transaction Services Division provides execution services with the assistance of third parties who provide us access to exchanges and other important trading venues in the execution business, such as ECNs and ATSs. If such third parties, exchanges or regulators determine that our Transaction Services Division must discontinue such indirect access, this could have an adverse impact on our ability to maintain or expand this business.

Our clients may not continue to do business with our broker-dealer subsidiaries if we are unable to maintain certain levels of capital, fail to file our periodic reports in a timely fashion or are the subject of charges resulting from the SEC and U.S. Attorney’s Office investigations, and we may not be able to expand into other securities businesses without increased capital.

Certain clients have stringent counterparty credit requirements that we may not satisfy if our capital falls below certain levels. If we are unable to satisfy these requirements, the result may be that clients limit the amount of transactions they enter into with us, which in turn would reduce our revenues. In addition, our ability to expand our Transaction Services Division’s business into new products and services may be limited by the amount of capital we have on hand. Failure to remain current with our periodic filing requirements might deter clients of our Transaction Services Division from continuing to do business with us.

In addition, our clients may limit the amount of transactions they enter into with us if we become the subject of charges resulting from new SEC or U.S. Attorney’s Office investigations and/or if we are charged by the SEC and/or the U.S. Attorney’s Office in their investigation into our historical stock option grants. See Item 3. Legal proceedings

Our broker-dealer subsidiaries are at risk if their clients default on their trading obligations.

Under applicable regulatory requirements, our broker-dealers are required to deliver or receive securities for their clients if their clients default on their trading obligations by failing to deliver cash or securities on the date when a trade settles. The broker-dealer can pursue its client for losses the broker-dealer sustains as a result of delivering the required cash or securities. Our broker-dealers attempt to manage the risks associated with client trading defaults by conducting a number of background checks on their clients, including financial history, credit, regulatory and legal checks. The broker-dealer decides which background checks to undertake based on the relationship with the client and the nature and extent of the business that the client has with the broker-dealer. In addition, our broker-dealers monitor trades to check that counterparties know and confirm trades before settlement date to minimize market risk to which our broker-dealers can be exposed between trade date and settlement date. Our membership in the stock loan program of the OCC mitigates our risk with respect to our matched-book stock borrow/stock loan business. The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2007, approximately 55% of our stock borrow/stock loan transactions outstanding were processed through the OCC. Despite these measures to reduce the risk to our broker-dealers from trading defaults by their clients, there can be no assurance that our broker-dealers will avoid such risks entirely or that if losses do occur they will not have a material impact on the financial condition or reputation of the affected broker-dealer.

The discontinuation of our Fusion OMS business could negatively impact revenues we generate on other products and services.

Many of our Fusion OMS clients use our other product and service offerings, including our execution services. If these clients discontinue the use of these services after the transition off the Fusion OMS, our revenues could be negatively impacted.

We might not be able to accommodate increased levels of trading activity and keep current with market data requirements.

There could be an increase in transaction levels driven by market volumes, regulatory changes and industry changes. This increase could jeopardize the ability of our hardware and software to accommodate the increase in the total number of trades, the number of items handled during a given period of time and latency, and the time required to deal with a single order. The inability to accommodate these increased transaction levels could result in significant error positions and settlement breaks potentially causing losses.

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

Our business operations require highly specialized knowledge of the financial industry and of technological innovation as it applies to the financial industry. If we were unable to hire or retain the services of talented senior management financial and software professionals, we would be at a competitive disadvantage.

Warburg Pincus Private Equity IX LP (“Warburg Pincus”) owns a significant portion of our voting securities and its interests may not be aligned with those of our other stockholders.

As of December 31, 2007, Warburg Pincus owned approximately 34% of our outstanding voting securities and, if Warburg Pincus had exercised the Warrant held by it as of that date, it would have owned approximately 37% of the voting power of our then outstanding common stock. In addition, Warburg Pincus is entitled to appoint two members of our Board of Directors. As a result of its stock holdings, Warburg Pincus may now have, or may acquire upon exercise of its Warrant, the ability to elect all of our directors and determine the outcome of other matters submitted to a vote of stockholders. This ability may enable Warburg Pincus to influence management and may discourage a third party from making a significant equity investment in us or seeking to acquire us. Warburg Pincus’ interests may differ from those of our other stockholders in material respects. Additionally, Warburg Pincus may determine that the disposition of some or all of its interests in us would be beneficial to it at a time when such disposition could be detrimental to us or our other holders.

Any acquisitions we make could disrupt our business and seriously harm our financial condition.

        We may acquire complimentary products, technologies or businesses. In the event of future acquisitions, we could:

•	issue stock that would dilute our current stockholders’ percentage ownership;
•	reduce significantly our cash and investments;
•	incur debt or assume liabilities;
•	incur significant impairment charges related to the write-off of goodwill and purchased intangible assets;
•	incur significant amortization expenses related to purchased intangible assets; or
•	incur large and immediate write-offs for in-process research and development and stock-based compensation.

        Our integration of any acquired products, technologies or businesses will also involve numerous risks, including:

•	problems and unanticipated costs associated with combining the purchased products, technologies or businesses;
•	diversion of management's attention from our core business;
•	adverse effects on existing business relationships with suppliers and customers;
•	risks associated with entering markets in which we have limited or no prior experience;
•	potential loss of key employees, particularly those of the acquired organizations; and
•	integration of internal controls and financial systems.

        We may be unable to successfully integrate any products, technologies, businesses or personnel that we might acquire in the future without significant costs or disruption to our business.

We may face risks associated with our international expansion that could impair our ability to grow our international revenues.

We intend to expand our sales in international markets. This expansion will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

•	reliance on distributors and resellers;
•	greater difficulty collecting accounts receivable and longer collection cycles;
•	difficulties and costs of staffing and managing international operations;
•	the impact of differing technical standards outside the United States;
•	the impact of recessions in economies outside the United States;
•	changes in regulatory requirements and currency exchange rates;
•	certification requirements;
•	reduced protection for intellectual property rights in some countries;
•	potentially adverse tax consequences; and
•	political and economic instability.

Investigations by the SEC and related events have had, and may continue to have, a material adverse effect on us.

On October 28, 2004, we received a request from the SEC relating to our historical stock option granting practices and related matters.  On February 15, 2005, the SEC obtained a formal order of investigation, and in April 2005 issued a subpoena to NYFIX. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors.  The SEC has taken testimony from one current director, at least three former directors and at least one of our former employees, as well as from third parties, including our former independent registered public accounting firm. The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony. We produced more than 800,000 pages of documents to the SEC, and believe that we have completed producing responsive documents.

In connection with the restatement of our 1999 through 2002 consolidated financial statements relating to our accounting for the losses incurred by NYFIX Millennium filed in May 2004, the Division of Enforcement of the SEC informed us by letter dated July 14, 2004 that it was conducting an informal inquiry. On January 25, 2005, we filed a Current Report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We have cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from current and former officers and directors, as well as from third parties, including our former independent registered public accounting firm. In March 2006, we announced that the SEC Enforcement Staff had advised us that it is recommending that the SEC close its inquiry into this matter without any action being taken against us or any individual. The Staff’s recommendation is subject to a formal approval process within the SEC. Such formal approval is still pending.

We could be subject to substantial penalties, fines or regulatory sanctions by the SEC, as well as claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigations, which could adversely affect our business and operating results. We are unable to predict the outcome of the SEC investigations into our historical stock option granting practices and whether or not the other restatement items will lead to additional investigations or inquiries.

We are the subject of several legal and administrative proceedings relating to our granting of stock options to certain of our employees, officers and directors. We are unable to predict the outcome of these proceedings and can give no assurances that the outcome of these proceedings will not have a material impact on us or that other proceedings will not be initiated.

Since June 2006, we have been served as a nominal defendant in several shareholder derivative actions against us and several of our current and former officers and directors, asserting, among other things, claims under the federal securities laws, corporate waste, fraud and breach of fiduciary duty against all the individual defendants based on claimed backdating of stock option grants to these individuals between 1997 and 2003.  In addition, certain stockholders have made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in these actions.

We are unable to predict the outcome of any of these matters at this time and can give no assurances that the outcome of any of these proceedings will not have a material impact on us or that there will not be other proceedings arising from our historical stock option granting practices and related matters and/or our previous financial restatements or the matters described in this Annual Report on Form 10-K.

The securities brokerage industry is subject to extensive government and other regulation.  If NYFIX Millennium, NYFIX Securities or NYFIX International fail to comply with these regulations, they may be subject to disciplinary or other action by regulatory organizations. Changes in such regulations could increase our compliance costs.

NYFIX Millennium and NYFIX Securities are subject to extensive regulation under both federal and state laws and NYFIX International is subject to extensive regulation under U.K. laws.  In addition to these laws, we must comply with rules of the SEC, including Regulation ATS for NYFIX Millennium, and FINRA, FSA, various stock exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets.  As regulated subsidiaries, NYFIX Millennium, NYFIX Securities and NYFIX International are subject to numerous regulations covering the securities business, including:

• marketing practices;
• systems and controls;
• capital structure, including net capital requirements;
• record keeping;
• maintenance of a fair and orderly market;
• the prevention of market abuse and money laundering;
• conflicts of interest; and
• conduct of directors, officers and employees.

The ability of NYFIX Millennium, NYFIX Securities and NYFIX International to comply with such regulations depends largely on the establishment and maintenance of an effective compliance system, as well as their ability to attract and retain qualified compliance personnel. If a claim of noncompliance is made by a regulatory authority, the efforts of the management of NYFIX Millennium, NYFIX Securities or NYFIX International could be diverted to responding to such claim and they could be subject to a range of possible consequences, including the payment of fines, civil lawsuits and the suspension of one or more portions of their business.  In addition, their mode of operation and profitability may be directly affected by:

•	additional legislation;
•	changes in rules promulgated by the SEC, the Board of Governors of the Federal Reserve System, FINRA, the FSA, the various stock exchanges or other SROs;
•	the introduction of European directives; or
•	changes in the interpretation or enforcement of existing laws and rules.

If we are unable to defend against such claims, we may be subject to disciplinary or other action by regulatory organizations, including censure, fines, the issuance of cease-and-desist orders or the suspension, and/or disqualification of our officers, directors or employees, or criminal prosecution.  The fines, if material, could have an adverse effect on our earnings because it could greatly increase our capital requirements.  If any of our employees were suspended or disqualified, we may be unable to meet the needs of our clients or to solicit new business. This could also have an adverse effect on our earnings.  Furthermore, any such penalties could materially harm our reputation in the industry, which could have a long-term effect on our financial growth.

In addition, NYFIX Millennium’s status as a recognized ATS requires that its trade execution and communication systems be able to handle anticipated present and future peak trading volumes.  If any of our systems become disabled, the ability to process trades and handle peak trading volumes will be compromised.  The status of  NYFIX Millennium and NYFIX Securities as SEC registered broker-dealers and FINRA members and NYFIX International as an FSA registered entity are conditioned, in part, on their ability to process and settle trades.  Regulations applicable to NYFIX International’s operation of Euro Millennium require that it maintain a fair and orderly market and take steps to prevent against financial crime, e.g. market abuse and money laundering. Failure to do so would bring into dispute the ability of NYFIX International to fulfill its regulatory requirements and maintain confidence in the markets. The actual occurrence of market abuse or money laundering could result in criminal prosecution and imprisonment of relevant individuals.

In addition, our standing with various bodies that regulate us may be impacted if we are charged by the SEC and/or the U.S. Attorney’s Office in their investigation into our historical stock option grants.

Our failure to meet applicable net capital requirements, or adverse changes in the current net capital requirements, could restrict our business operations.

The SEC, the FSA and FINRA, as well as other regulatory agencies and securities exchanges within and outside the United States, have stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers.

These rules include the SEC’s Net Capital Rule (15c3-1), to which our U.S. broker-dealer subsidiaries are subject, and the financial resources requirements of the FSA to which our U.K. registrant is subject. The failure by one of these subsidiaries to maintain its required regulatory net capital or financial resources (collectively, “Net Capital”) may lead to suspension or revocation of its registration by the SEC and its suspension or expulsion by FINRA and other U.S. or international regulatory bodies, and ultimately could require its liquidation. In addition, a change in the Net Capital rules, the imposition of new rules or any unusually large charge against the Net Capital of one of our regulated subsidiaries could limit its operations, particularly those that are capital intensive. A large charge to the Net Capital of one of these subsidiaries could result from an error or other operational failure or a failure of a client to complete one or more transactions, including as a result of that client’s insolvency or other credit difficulties, and we cannot be assured that we would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge. The Net Capital rules could also restrict our ability to withdraw capital from our regulated subsidiaries, which could limit our ability to pay cash dividends if we decided to pay dividends, repay debt, repurchase shares of our outstanding stock or finance acquisitions. A significant operating loss or any unusually large charge against the Net Capital of any of our regulated subsidiaries could adversely affect our financial position. In addition, as a member of DTCC, NYFIX Securities is required to maintain excess Net Capital of $10 million. NYFIX Securities had excess Net Capital in excess of $27.3 million at December 31, 2007. At December 31, 2007, our regulated subsidiaries had aggregate Net Capital requirements (including the DTCC requirement for NYFIX Securities) of $11.4 million.   If our regulated subsidiaries fall below their minimum regulatory Net Capital and minimum excess regulatory Net Capital requirements, their operations would be restricted by their respective regulatory agencies. In addition, the FSA may take into consideration the consolidated solvency of NYFIX as a whole when assessing the adequacy of NYFIX International’s financial resources.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and principal office is on Wall Street in New York City. Our properties do not exclusively support the operations of any one segment but rather support the global operations of each of our three business segments. We have other offices in London’s Financial District, Hong Kong, Boston, MA, Stamford, CT, Lyndhurst, NJ and San Francisco, CA. We operate redundant data centers in the northeastern United States, as well as data center hubs in London, England and Amsterdam, Netherlands.

U.S. Operations

Our offices on Wall Street in New York City comprise approximately 65,800 square feet of office space on several floors, pursuant to coterminous leases expiring in 2014 and a sub-lease expiring in 2012. We also currently lease approximately 6,800 square feet at 61 Broadway, but do not expect to continue to lease this space after 2008.

We also occupy approximately 3,200 square feet of other space in Stamford, primarily supporting our sales and technical support services teams, pursuant to a lease expiring in 2008.

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

We also maintain a research, development, and technical support services facility in Lyndhurst, where we occupy approximately 2,150 square feet pursuant to a lease expiring in 2009.

International Operations

We have offices in London, England where we occupy approximately 4,000 square feet pursuant to a lease expiring in 2008. These sales and technical support services offices support our global operations and the operations of NYFIX International and NYFIX Global Services, Ltd.

We have an office in Hong Kong, where we occupy leased space in support of our global operations and the operations of NYFIX Asia Pacific.

We are currently in the process of consolidating our international data center hub facilities into our three existing locations in London, England and one center in Amsterdam, Netherlands. These data center hub facilities are located within the facilities of third-party operations.

Item 3.	Legal Proceedings

Litigation

On or about June 1, 2006, we were served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current and former directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, we were named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, a former General Counsel and former Secretary and a former Executive Vice President and President of NYFIX Millennium. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.  On January 25, 2007, we moved to dismiss the action on the grounds that plaintiffs failed to make a demand on our Board of Directors prior to initiating suit on our behalf. Plaintiffs opposed that motion on February 26, 2007, and we filed a reply on March 12, 2007. The motion was taken off calendar by plaintiffs’ counsel. The Court has not scheduled a hearing on the motion and the date of a ruling cannot be predicted at this time.  On February 21, 2007, the Court granted a motion to stay discovery pending resolution of the motion we filed to dismiss.

On August 30, 2006, we were served as a nominal defendant with a complaint (the “Cattelona Complaint”) in a shareholder derivative action titled Cattelona v. Hansen, et al in the United States District Court for the District of Connecticut.   The Cattelona Complaint also names a former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current and former directors as defendants. The Cattelona Complaint asserts counts against the individual defendants for violation of Section 10(b) of the Exchange Act, and Rule 10b-5 promulgated thereunder, and Section 14(a) of the Exchange Act and Section 20(a) of the Exchange Act, and for breach of fiduciary duty, gross mismanagement and corporate waste. In addition, the Cattelona Complaint asserts a count against four of the individual defendants for unjust enrichment based on claimed backdating of stock option grants to the latter individuals between 1999 and 2002.

On or about September 7, 2006, a complaint (the “Brock Complaint”) was filed in a shareholder derivative action titled Brock v. Hansen, et al, in the United States District Court for the District of Connecticut. The Brock Complaint names us as a nominal defendant, as well as our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current and former directors as defendants. The Brock Complaint asserts a count for an accounting of all stock options granted to the individual defendants, and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract. In addition, the Brock Complaint asserts counts against three individual defendants for rescission and for breach of contract for stock option grants made between 1997 and 2001.

On December 5, 2006, the U.S. District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; an accounting of all stock options granted to the individual defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the filing of the Federal Court Consolidated Complaint. In June 2007, plaintiffs filed a corrected amended consolidated complaint (the “Federal Court Amended Consolidated Complaint”). The Federal Court Amended Consolidated Complaint drops eight individual defendants (two current directors, two former directors, a former Chief Executive Officer and director, a former Chief Financial Officer, a former Chief Information Officer and a former Executive Vice President of NYFIX and President of NYFIX Millennium), two counts for rescission and breach of contract and the count for violation of Section 14(a) of the Exchange Act and adds a count under Section 20 of the Exchange Act. The ten counts of the Federal Court Amended Consolidated Complaint are based on claimed backdating of stock option grants and an allegedly false and misleading Form 10-K filed in June 2005.  On October 15, 2007, we moved to dismiss the amended complaint for failure to properly allege demand futility. Plaintiffs filed a response on November 12, 2007, and we filed our reply on November 26, 2007. On December 6, 2007, the Court ruled that plaintiffs’ demand futility allegations should be measured as against the Board of Directors in office on June 26, 2007, and requested further briefing in light of that ruling. We filed a further memorandum on December 17, 2007. Plaintiffs filed a response on January 7, 2008, and we filed a reply on January 25, 2008. The date of the Court’s ruling on the defendants’ motion to dismiss cannot be predicted at this time.

We intend to vigorously defend these actions.

SEC Matters

On October 28, 2004, we received a request from the SEC relating to our historical stock option granting practices and related matters.  On February 15, 2005, the SEC obtained a formal order of investigation, and in April 2005 issued a subpoena to NYFIX. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors.  The SEC has taken testimony from one current director, at least three former directors and at least one of our former employees, as well as from third parties, including our former independent registered public accounting firm. The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony. We produced more than 800,000 pages of documents to the SEC, and believe that we have completed producing responsive documents.

In connection with the restatement of our 1999 through 2002 consolidated financial statements relating to our accounting for the losses incurred by NYFIX Millennium, filed in May 2004, the Division of Enforcement of the SEC informed us by letter dated July 14, 2004 that it was conducting an informal inquiry. On January 25, 2005, we filed a Current Report on Form 8-K, which indicated that we believed that the matter was a formal inquiry. We cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from former officers and directors, as well as from third parties, including our former independent registered public accounting firm. In March 2006, we announced that the SEC Enforcement Staff had advised us that it is recommending that the SEC close its inquiry into this matter without any action being taken against us or any individual. The Staff’s recommendation is subject to a formal approval process within the SEC. Such formal approval is still pending.

We are unable to predict the outcome of these matters at this time and can give no assurances that the outcome of the matters will not have a material impact on us.

Grand Jury Subpoena

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to our granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, we have responded to the subpoena by producing the documents we produced to the staff of the Division of Enforcement of the SEC. The Assistant U.S. Attorney also conducted interviews with at least one of our current employees and two of our former employees (one of whom is a former officer) and with at least one employee of our former independent registered public accounting firm.

Other

During the normal course of business, we become involved in various routine legal proceedings. We believe that we are not presently a party to any material litigation other than as described above, the outcome of which could reasonably be expected to have a material adverse effect on our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on December 11, 2007. At the meeting, our stockholders voted on the following three proposals and cast their votes as follows:

Proposal 1: To elect (by holders of Common Stock only) the following nominees as directors:

Nominee	For	Withheld
P. Howard Edelstein	26,465,940	3,896,013
Lon Gorman	26,456,297	3,905,656
Mitchel A. Lenson	29,658,096	703,857
William J. Lynch	26,535,740	3,826,213
Michael J. Passarella	29,663,596	698,357
Richard Y. Roberts	27,067,931	3,294,022
Thomas C. Wajnert	29,651,646	710,307

Two of our directors, Cary J. Davis and William H. Janeway, were elected by holders of our Series B Preferred Stock (the “Series B Directors”). The Series B Directors were not elected by holders of our Common Stock at our Annual Meeting.

Proposal 2: To approve the adoption of the 2007 Omnibus Equity Compensation Plan:

	For	Against	Abstain	Broker Non-votes
Common Stock	10,420,616	3,974,255	5,353,351	10,613,731
Series B Preferred Stock	1,500,000 (or 15,000,000 votes)	0	0	0

Proposal 3: To ratify the appointment of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

	For	Against	Abstain
Common Stock	29,489,855	192,310	679,788
Series B Preferred Stock	1,500,000 (or 15,000,000 votes)	0	0

Please see our Proxy Statement filed with the SEC on November 9, 2007 in connection with our 2007 Annual Meeting for a complete description of the matters voted upon.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Between March 2000 and October 2005, our common stock generally traded on Nasdaq under the symbol NYFX. On October 31, 2005, our common stock was delisted from Nasdaq for noncompliance with Nasdaq listing requirements. Specifically, we were unable to comply with Marketplace Rule 4310(c)(14) because of the inability to file our quarterly report on Form 10-Q for the three months ended June 30, 2005 within the extended deadline previously granted by the Nasdaq Listing Qualifications Panel. This delay was primarily due to the impact of, and uncertainties related to, the SEC and internal investigation into our accounting for stock option grants. As a result of this delisting, our common stock was traded in the OTC securities market with real-time quotes available on the National Quotation Bureau’s “Pink Sheets”, an electronic quotation service, using the symbol NYFX. OTC market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions.

Our common stock had the following high and low intra-day sale prices for the periods indicated.

PRICES OF COMMON STOCK	High	Low

2007 First Quarter	$6.95	$5.75
Second Quarter	$7.50	$5.65
Third Quarter	$7.45	$4.40
Fourth Quarter	$5.35	$3.90

2006 First Quarter	$7.20	$4.31
Second Quarter	$7.51	$4.20
Third Quarter	$6.03	$4.13
Fourth Quarter	$6.45	$5.25

On February 11, 2008, our common stock was relisted on Nasdaq under the symbol NYFX. The closing price of our common stock, as quoted on the Nasdaq Capital Market, was $4.50 per share on March 3, 2008.

Holders

At March 3, 2008, there were approximately 290 holders of record of our common stock.

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

Holders of our Series B Preferred Stock have the right to receive semi-annual dividends at 7.0% per annum payable in shares of common stock using the conversion price of the Series B Preferred Stock then in effect (currently $5.00) to determine the number of common shares to be paid. Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans at December 31, 2007:

Plan category:	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities listed in column (a)) (c)

Equity compensation plans approved by security holders (1)(2)
Options	9,975,462	$5.68
Restricted Stock Units	1,118,250	n/a
Subtotal	11,093,712	$5.68	2,187,959

Equity compensation plans not approved by security holders (3)
Options	193,077	$11.26
Restricted Stock	48,169	n/a
Subtotal	241,246	$11.26

Total	11,334,958	$5.79	2,187,959

(1) Consists of rights to purchase shares as follows:

		Restricted
	Options	Stock Units	Total
2007 Omnibus Equity Compensation Plan	6,234,874	1,118,250	7,353,124
2001 Stock Option Plan	3,225,456		3,225,456
1991 Stock Option Plan	515,132		515,132
Total	9,975,462	1,118,250	11,093,712

(2) Based on the findings of our internal review of stock option grant practices, certain stock option grants, as described further in Notes 9 and 14 to the Consolidated Financial Statements, may be considered outside certain plans approved by security holders. At this time, such determinations have not been made.
(3) Consists of (i) stock options outstanding to purchase 143,077 shares of our common stock under the Javelin 1999 Stock Option Plan, which was assumed as part of the acquisition of Javelin on March 31, 2002, (ii) stock options outstanding to purchase 50,000 shares of our common stock that were issued out of the 1991 Stock Option Plan after its expiration, and (iii) 48,169 restricted shares of common stock issued from treasury to an officer.

Stock Performance Graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2002 (and the reinvestment of dividends thereafter) in each of NYFIX common stock, the S&P 500 Index, and the Nasdaq Computer Index.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and related notes thereto and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K. The information presented in the following tables reflects the 2006 disposition of NYFIX Overseas, Inc. (“NYFIX Overseas”), which previously comprised our OBMS Division, as a discontinued operation.

Year Ended December 31,	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated statement of operations data:	(1)	(1)	(1)	(1)	(1) (2)
Revenue:
Subscription and maintenance	$67,116	$65,801	$59,720	$48,802	$42,872
Transaction	52,339	29,609	26,222	14,827	12,877
Product sales and services	2,247	2,943	3,157	2,001	3,300
Total revenue	121,702	98,353	89,099	65,630	59,049

Cost of revenue:
Subscription and maintenance	34,381	32,638	30,388	25,976	22,413
Transaction	29,916	15,901	15,949	10,161	8,333
Product sales and services	813	1,824	2,202	1,901	1,861
Total cost of revenue	65,110	50,363	48,539	38,038	32,607

Gross profit	56,592	47,990	40,560	27,592	26,442
Operating expense:
Selling, general and administrative	86,848	49,237	40,979	36,086	37,615
Asset impairment charge	7,596	-	-	-	-
SEC investigation, restatement and other related expenses	5,846	12,758	3,069	1,260	145
Depreciation and amortization	1,554	1,185	1,914	2,201	2,594
Restructuring charge	331	2,056	-	2,527	-
Loss from equity affiliate	-	-	-	-	2,153

Loss from operations	(45,583)	(17,246)	(5,402)	(14,482)	(16,065)

Interest expense	(565)	(1,029)	(728)	(773)	(187)
Investment income	4,114	1,894	263	137	605
Other income (expense), net	(3)	20	(187)	(93)	75
Loss from continuing operations before income tax (benefit) provision	(42,037)	(16,361)	(6,054)	(15,211)	(15,572)
Income tax (benefit) provision	(275)	189	189	189	47
Loss from continuing operations	(41,762)	(16,550)	(6,243)	(15,400)	(15,619)
Income (loss) from discontinued operations, including gain on disposal of $1,905 and $4,035 in 2007 and 2006, respectively	676	3,646	(174)	1,041	248
Net loss	(41,086)	(12,904)	(6,417)	(14,359)	(15,371)
Accumulated preferred dividends	(5,868)	(1,354)	-	-	-
Beneficial conversion feature on preferred stock	-	(18,139)	-	-	-
Loss applicable to common stockholders	$(46,954)	$(32,397)	$(6,417)	$(14,359)	$(15,371)
Basic and diluted loss from continuing operations per common share	$(1.32)	$(1.06)	$(0.19)	$(0.48)	$(0.50)
Basic and diluted income (loss) from discontinued operations per common share	0.02	0.11	(0.01)	0.03	(0.00)
Basic and diluted loss per common share	$(1.30)	$(0.95)	$(0.20)	$(0.45)	$(0.50)
Basic and diluted weighted average common shares outstanding	36,160	34,035	32,509	32,201	31,022

At December 31,	2007	2006	2005	2004	2003
	(in thousands)
Consolidated balance sheet data:			(3)	(3)	(3)
Cash and cash equivalents	$75,657	$105,888	$20,572	$23,934	$19,011
Short-term investments	-	-	500	1,175	2,450
Accounts receivable, net	14,609	13,727	12,564	9,797	7,017
Clearing broker assets	483,867	423,153	456,575	138,906	2,300
Working capital	52,135	92,527	18,143	15,938	15,034
Property and equipment, net	21,478	14,808	13,721	16,351	16,412
Goodwill	57,401	58,193	58,234	58,275	59,451
Total assets	672,154	629,328	585,783	274,963	134,011
Clearing broker liabilities	483,600	422,429	456,825	138,436	1,700
Long-term debt and capital lease obligations, including current portion	11,414	9,284	9,578	10,056	3,409
Stockholders’ equity	129,411	163,373	94,948	100,772	111,935

(1)	Includes $5.8 million, $1.3 million, $0.2 million, $0.6 million, and $3.7 million of stock-based compensation expense for the years ended 2007, 2006, 2005, 2004 and 2003, respectively.
(2)
2003 reflects the full consolidation of Renaissance Trading Technologies LLC (“Renaissance”) beginning in July 2003. Prior to that date, 100% of the operating results of Renaissance were recognized under the equity method from the date of initial investment.

(3)	Excludes amounts attributable to discontinued operations with the exception of total assets and stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with Item 6. Selected Consolidated Financial Data and our audited Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Overview

We are a pioneer in electronic trading solutions.  The NYFIX MarketplaceTM is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium provides the NYFIX MarketplaceTM with enhanced methods of accessing liquidity.  We also provide value-added informational and analytic services and tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the Buy-Side) and brokerage firms and banks (the Sell-Side), NYFIX enables low touch, low impact market access and transaction processing.

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

Sources of Revenues and Components of Expenses

Our revenue is comprised of subscription and maintenance, transaction revenue and product sales and services, as follows:

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

Transitional Costs

Following Warburg Pincus’ $75.0 million investment in October 2006, we began to incur significant transitional rebuilding, remediation and employment expenses which reflect a company-wide, Board-approved effort to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems and to build critical teams, retain key employees and remediate certain skill gaps. As a result of this effort, we remediated our lab environment, data replication and back-up, network monitoring, and application security, and we enabled more timely and detailed internal and external financial reporting. These efforts also addressed certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which we adopted in October 2007. These costs primarily consist of fees paid to outside consultants, sign-on and retention bonuses and severance and other termination benefits. During 2007, we incurred $10.4 million of such costs. Substantially all of the costs for these transitional programs were incurred by December 31, 2007, with approximately $0.6 million of remaining costs expected during the first half of 2008.

NYFIX Millennium

In October 2007, we acquired the 20% interest in NYFIX Millennium that we did not already own.  The membership interests of the former minority members of NYFIX Millennium were converted into a right to receive an aggregate of $8.0 million. As of December 31, 2007, $7.3 million of this amount had not yet been paid. We have included 100% of the operating results of NYFIX Millennium since inception in our consolidated financial statements.

Euro Millennium

During the second quarter of 2007, our Board of Directors approved a new initiative, Euro Millennium, a multilateral trading facility for non displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the United States with our goal of global expansion during a time of rapid regulatory change. During 2007, we incurred pre-operating and start-up costs of $4.0 million related to this initiative. These pre-operating and start-up costs include compensation and related costs, consulting, marketing and travel related costs. We expect to incur approximately $2.0 million of additional pre-operating and start-up costs during the first quarter of 2008. Euro Millennium initiated trading during March 2008.

Discontinuance of the Fusion OMS Business

In October 2007, we entered into a strategic arrangement with Citi’s Lava Trading to offer NYFIX Fusion Order Management System (“OMS”) clients a transition arrangement to the Lava ColorPallette® OMS. Discontinuing the Fusion OMS business will enable us to devote more time and resources to clients of other product offerings. In connection with exiting the Fusion OMS business, we offered one-time termination benefits to affected employees. We recorded a restructuring charge of $0.3 million in the fourth quarter of 2007, which consisted of severance costs. We expect the transition to extend into the second quarter of 2008 and expect to incur an additional $0.6 million of such costs provided that certain employees stay for all or a portion of the remaining transition period, as required.

As a result of exiting the Fusion OMS business, we recorded fourth quarter asset impairment charges of $7.6 million, which reduced goodwill by $5.7 million, acquired intangible assets by $0.4 million and capitalized software costs by $1.5 million.

Sale of NYFIX Overseas

During the third quarter of 2006, we disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised our Order Book Management Systems Division (“OBMS”). The transaction closed on August 25, 2006. The initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing. In connection with the sale, we recorded a gain in 2006 of $4.0 million.

For 2007, we have recorded in discontinued operations an additional $0.7 million of income related to NYFIX Overseas, reflecting a $1.9 million estimate of an earn-out payment, net of amounts payable to the NYFIX Overseas management team, for revenues generated from August 26, 2006 through December 31, 2007, offset by an accrual of $1.1 million for an indemnity obligation related to a tax contingency associated with historical stock option issues and associated professional fees of $0.1 million.

SEC Investigation and Related Contingencies

There is an ongoing SEC investigation of our historical stock option granting practices as well as a related grand jury subpoena and related shareholder derivative litigations and tax inquiries. In addition, in March 2007, we filed our Annual Report on Form 10-K for 2005 which included restatements of previously reported results related to stock-based compensation as well as acquisitions and investments, revenue recognition, income taxes and treasury stock. Our Annual Report on Form 10-K for 2005 includes detailed findings of the internal review of our historical stock-based awards.

We are also being audited by the U.S. Internal Revenue Service and reviewed by Her Majesty’s Revenue and Customs in the United Kingdom as a result of former management not properly withholding employee income and related payroll taxes related to historical stock option activity. As a result, we have recorded a liability of $1.9 million related to tax withholdings not made on the exercises of stock options previously classified as Incentive Stock Options (“ISOs”), and similar exposures related to withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to our indemnity obligations to GL).

During the year ended December 31, 2007, we incurred costs of $5.8 million relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters. During the years ended December 31, 2006 and 2005, these costs were $12.8 million and $3.1 million, respectively, which also included costs related to the SEC inquiry into former management’s accounting for NYFIX Millennium, related class action litigation and related financial restatement. These costs include expenses for outside counsel, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

As described more fully in Note 9 to the Consolidated Financial Statements, other than the amount for employee-related taxes for stock options, we, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, have not recorded any liability with respect to these matters as we are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Amended Consolidated Complaint associated with such matters and other related matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on our financial condition. In addition, other actions may be brought against us related to the matters described above.

In January 2008, we received a $5.0 million advance from our primary carrier under our previous directors and officers insurance policy for fees incurred in defense of the SEC investigation into our historical stock option activity as well as related litigation. As this amount can be recovered by the carrier in certain circumstances, we will defer recognition of these proceeds in our operating results until further progress is made in resolving these contingencies. We are pursuing additional claims from our secondary carriers under our previous insurance policies which have limits aggregating $10.0 million.

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

	Year Ended December 31,
(in thousands, except percentages)	2007	% of revenue	2006	% of revenue	2005	% of revenue
Revenue:
Subscription and maintenance	$67,116	55%	$65,801	67%	$59,720	67%
Transaction	52,339	43%	29,609	30%	26,222	29%
Product sales and services	2,247	2%	2,943	3%	3,157	4%
Total revenue	121,702	100%	98,353	100%	89,099	100%
Cost of revenue:
Subscription and maintenance (1)	34,381	28%	32,638	33%	30,388	34%
Transaction (1)	29,916	25%	15,901	16%	15,949	18%
Product sales and services (1)	813	1%	1,824	2%	2,202	2%
Total cost of revenue	65,110	53%	50,363	51%	48,539	54%

Gross profit	56,592	47%	47,990	49%	40,560	46%
Operating expense:
Selling, general and administrative (1)	86,848	71%	49,237	50%	40,979	46%
Asset impairment charge	7,596	6%	-	0%	-	0%
SEC investigation, restatement and other related expenses (1)	5,846	5%	12,758	13%	3,069	3%
Depreciation and amortization	1,554	1%	1,185	1%	1,914	2%
Restructuring charge	331	0%	2,056	2%	-	0%

Loss from operations	(45,583)	-37%	(17,246)	-18%	(5,402)	-6%

Interest expense	(565)	0%	(1,029)	-1%	(728)	-1%
Investment income	4,114	3%	1,894	2%	263	0%
Other income (expense), net	(3)	0%	20	0%	(187)	0%
Loss from continuing operations before income tax (benefit) provision	(42,037)	-35%	(16,361)	-17%	(6,054)	-7%
Income tax (benefit) provision	(275)	0%	189	0%	189	0%
Loss from continuing operations	(41,762)	-34%	(16,550)	-17%	(6,243)	-7%
Income (loss) from discontinued operations, including gain on sale of $1,905 and $4,035 in 2007 and 2006, respectively (1)	676	NM	3,646	NM	(174)	NM
Net loss	(41,086)	NM	(12,904)	NM	(6,417)	NM
Accumulated preferred dividends	(5,868)	NM	(1,354)	NM	-
Beneficial conversion feature on preferred stock	-		(18,139)	NM	-
Loss applicable to common stockholders	$(46,954)	NM	$(32,397)	NM	$(6,417)	NM

NM - not meaningful
Percentage sub-totals may not add due to rounding
 (1) Stock-based compensation included in the respective line items above follows:

Cost of revenue:
Subscription and maintenance	$272	$81	$48
Transaction	108	9	5
Product sales and services	6	4	2
Selling, general and administrative	5,579	747	159
SEC investigation, restatement and other related expenses (a)	(118)	396	-
Income (loss) from discontinued operations	-	18	(9)
	$5,847	$1,255	$205

 (a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenues

The following table presents our components of revenue:

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2006	2005	$	%
Subscription and maintenance	$67,116	$65,801	$1,315	2%	$65,801	$59,720	$6,081	10%
Transaction	52,339	29,609	22,730	77%	29,609	26,222	3,387	13%
Product sales and services	2,247	2,943	(696)	-24%	2,943	3,157	(214)	-7%
Total revenue	$121,702	$98,353	$23,349	24%	$98,353	$89,099	$9,254	10%

Subscription and Maintenance

The increase in subscription and maintenance revenue during 2007 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. As of December 31, 2007, we had 8,245 billable order routing messaging channels in service, an increase of 21% over the 6,796 billable order routing channels in service at December 31, 2006. This increase was partially offset by a decrease in subscriptions (and related managed services) of our OMS Division desktop and floor products of $8.5 million, or 45%, to $10.5 million in 2007 compared to $18.9 million in 2006. This revenue decrease in the OMS Division is due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products as well as cancellations from certain desktop clients. As a result of a strategic arrangement we entered into with Lava in October 2007 to offer NYFIX Fusion OMS customers a transition arrangement to Lava’s ColorPalette® OMS, we expect our OMS revenues to continue to decline in 2008. We do not expect that the discontinuation of our Fusion OMS business will have a material impact on our operating results once the transition is complete, since we expect to reduce related operating costs. Recurring maintenance on licensed software decreased $0.3 million to $3.8 million in 2007 as compared to $4.1 million in 2006.

The increase in subscription and maintenance revenue during 2006 was primarily attributable to an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. Subscriptions (and related managed services) of our OMS Division desktop and floor products decreased $4.1 million to $18.9 million in 2006 compared to $23.0 million in 2005, due primarily to the declining presence of floor traders using our products. Recurring maintenance on licensed software was comparable between 2006 and 2005 at $4.1 million and $4.2 million, respectively.

Transaction

The increase in transaction revenue during 2007 was attributable to an increase in commissions (including related billed pass-through amounts) on trade executions. Commissions increased $22.8 million to $51.0 million during 2007 compared to $28.2 million during 2006 due primarily to a $21.6 million increase in commissions from Sell-Side clients and a $1.2 million increase in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NYFIX NEXASTM algorithmic trading products, an increase in commissions for DMA and an increase in pass-through fees of $1.9 million. The increase in pass-through fees reflected an increase related to NYSE linkage fees offset by a decrease related to exchange specialist fees. The average daily matched volume in NYFIX Millennium during 2007 was 46.4 million shares, an 89% increase over the average of 24.5 million shares during 2006. This increase reflects the continued popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. Discontinuing our Fusion OMS business could impact future transaction revenues, as many of the Fusion OMS clients use our execution services. However, we believe that our strategic arrangement with Lava provides us with an opportunity to continue to market these services to the Fusion OMS clients as well as to other Lava ColorPalette® clients. The growth in commissions from Buy-Side clients was attributable in part to the re-alignment of our sales team around customer segments, which has enabled us to better focus on our direct Buy-Side sales efforts. Our securities lending business generated comparable net interest spread on its matched book stock borrow/stock loan portfolio of $1.3 million during 2007, compared to $1.4 million during 2006.

The increase in transaction revenue during 2006 was attributable to an increase in commissions on trade executions and the ramp up of our securities lending business by our Transaction Services Division. Commissions increased $2.9 million to $28.2 million during 2006, compared to $25.3 million during 2005 due primarily to an $8.1 million increase in commissions from Sell-Side clients offset in part by a $5.8 million decrease in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, and the increased use of the NYFIX NEXASTM algorithmic trading products. These increased Sell-Side revenues were offset in part by a decline in commissions for direct market access services due to continued price compression and a decline in billed specialist fees. The average daily matched volume in NYFIX Millennium during 2006 was 24.5 million shares, a 111% increase over the average of 11.6 million shares during 2005. The popularity of third-party algorithmic trading solutions with Buy-Side clients has had the effect of disintermediating our direct Buy-Side sales efforts, resulting in lower share volumes and commissions from these clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $1.4 million during 2006 compared to $0.9 million during 2005. This increase was due to the hiring of a new sales team in mid-2005.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Product Sales and Services

The decrease in product sales and services during 2007 and 2006 was related to a decrease in sales of software licenses and related services by our FIX Division. We continue to invest in our FIX software business, including the hiring of dedicated sales resources and the enhancing of features to our existing products which will be included in new versions released in 2008.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2006	2005	$	%
Subscription and maintenance	$34,381	$32,638	$1,743	5%	$32,638	$30,388	$2,250	7%
Transaction	29,916	15,901	14,015	88%	15,901	15,949	(48)	0%
Product sales and services	813	1,824	(1,011)	-55%	1,824	2,202	(378)	-17%
Total cost of revenue	$65,110	$50,363	$14,747	29%	$50,363	$48,539	$1,824	4%
Percent of total revenue	53.5%	51.2%			51.2%	54.5%

Subscription and Maintenance

The increase in subscription and maintenance cost of revenue during 2007 was primarily attributable to an increase in allocated data center facility and maintenance costs of $1.1 million, an increase of $0.7 million in fees paid to third-party order management system providers to establish messaging channels with their clients, an increase of $0.6 million in telecommunication costs, an increase of $0.5 million in market data expense and investments in our subscription-based products, including higher depreciation costs of $0.3 million. These increases were partially offset by a decrease in amortization of capitalized software costs of $0.5 million and a decrease in intangible asset amortization of $0.2 million. As a percentage of related revenue, these costs were comparable at 51% and 50% for 2007 and 2006, respectively.

The increase in subscription and maintenance cost of revenue during 2006 was primarily attributable to investments in our subscription-based products, including a $2.3 million increase in higher personnel costs, an increase of $0.7 million in fees paid to third-party order management system providers to establish messaging channels with their clients, and an increase in amortization of capitalized software costs of $0.5 million, offset in part by a decrease in depreciation and amortization of $0.9 million, primarily as a result of subscribed OMS equipment becoming fully depreciated, and decreases in various other costs. As a percentage of related revenue, these costs were comparable at 50% and 51% for 2006 and 2005, respectively.

Transaction

The increase in transaction cost of revenue during 2007 primarily related to an increase in execution and clearing fees of $13.2 million, of which $3.5 million related to pass-through costs, reflecting an increase related to NYSE linkage fees offset in part by a decrease related to exchange specialist fees. Due to difficulties we had in capturing the trade information for NYSE outbound routed orders on a real time basis from March 5, 2007 through May 31, 2007, we were not able to timely notify our DMA clients of the pass through NYSE linkage fees and as a result did not record any offsetting revenue from these clients related to $1.9 million of these charges during this period. In addition, allocated data center facility and maintenance costs were higher by $0.5 million. As a percentage of related revenue, transaction cost of revenue was 57% during 2007, compared to 54% during 2006, reflecting in part the impact of NYSE linkage fees that were not passed through.

The decrease in transaction cost of revenue during 2006 primarily related to a decrease in losses incurred on trades executed in error of $0.6 million, a decrease in allocated data center costs of $0.6 million, and a decrease in depreciation and amortization expenses of $0.3 million, offset in part by an increase in execution and clearing fees of $1.4 million associated with the growth in transaction volumes. As a percentage of related revenue, these costs decreased to 54% for 2006 compared to 61% for 2005.

Product Sales and Services

The decrease in product sales and services cost of revenue during 2007 was attributable to a decrease in intangible asset amortization of $0.7 million as a result of certain intangible assets becoming fully amortized during the first half of 2007, a decrease in amortization of capitalized software costs of $0.2 million and decreases in various other costs. As a percentage of related revenue, these costs decreased to 36% during 2007 compared to 62% in 2006.

The decrease in product sales and services cost of revenue during 2006 was primarily attributable to a decrease in amortization of capitalized software costs of $0.1 million and a decrease in personnel costs of $0.2 million, offset in part by increases in various other costs. These costs were also higher in 2005 by $0.2 million related to the cost of equipment inventory sold as described above. As a percentage of related revenue, these costs decreased to 62% in 2006 compared to 70% for 2005.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Year Ended December 31,		Increase		Year Ended December 31,		Increase (Decrease)
(in thousands, except percentages)	2007	2006	$	%	2006	2005	$	%
Compensation and related	$34,368	$26,064	$8,304	32%	$26,064	$23,555	$2,509	11%
Occupancy and related	4,516	3,124	1,392	45%	3,124	3,254	(130)	-4%
Marketing, travel and entertainment	4,638	2,975	1,663	56%	2,975	2,825	150	5%
Professional fees (including consulting)	14,697	7,940	6,757	85%	7,940	6,108	1,832	30%
Stock-based compensation	5,579	747	4,832	647%	747	159	588	370%
Transitional rebuilding and remediation	6,359	-	6,359	-	-	-	-	-
Transitional employment costs	4,047	1,945	2,102	108%	1,945	-	1,945	-
Euro Millenium pre-operating and start-up costs	3,952	-	3,952	-	-	-	-	-
General and other	8,692	6,442	2,250	35%	6,442	5,078	1,364	27%
Total SG&A	$86,848	$49,237	$37,611	76%	$49,237	$40,979	$8,258	20%
Percent of total revenue	71.4%	50.1%			50.1%	46.0%

Compensation and Related

The increase in the portion of recurring compensation and related costs included in SG&A during 2007 and 2006 was primarily due to the impact of salary increases, growth in headcount, increased incentive compensation associated with higher revenue levels and increased costs for employee benefits.

Occupancy and Related

The increase in occupancy and related costs during 2007 was primarily due to additional rent expense associated with the expansion of office space in both our New York City and London locations and increases in office relocation and other operating expenses.

The decrease in occupancy and related costs during 2006 was primarily attributable to the impact of closing an office in Stamford, CT in September 2006 and the consolidation of those operations into our 100 Wall Street location. See Asset Impairment and Restructuring Charges below for a discussion of the restructuring charge recorded during 2006 regarding this office closing.

Marketing, Travel and Entertainment

The increase in marketing, travel and entertainment expenses during 2007 primarily reflected our efforts to market our products including participation in industry trade shows and product promotion and increases in employee travel related costs to support our European expansion efforts.

Marketing, travel and entertainment expenses during 2006 and 2005 were comparable, reflecting our continued efforts to market and sell our products, including our initiative to increase the level of business we do with Buy-Side institutions and our efforts to expand globally.

Professional Fees

The increase in professional fees incurred during 2007 was primarily due to the use of consultants for organizational development, marketing, public relations and operational process improvements, as well as increases in internal control compliance and legal fees. Consultants and outside legal counsels were also engaged to supplement day-to-day management activities while the restatements and related legal issues were being addressed by management. These costs do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

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

Stock-based Compensation

The increase in stock-based compensation included in SG&A in 2007 was primarily due to grants of stock options and restricted stock units covering 9.9 million shares during the fourth quarter of 2007 following the adoption of the 2007 Omnibus Equity Compensation Plan. These grants were intended to be an up-front, multi-year program to assist in retention and to further promote alignment with stockholders. Going forward, stock-based compensation expense is expected to be at lower levels than the $5.7 million charge in the fourth quarter of 2007 ($0.4 million of which was recorded in cost of revenue) due to shortened initial vesting periods and other awards that were fully vested on issuance. For 2008, stock-based compensation expense with respect to currently outstanding awards is estimated at $3.0 million for the first quarter and approximately $2.0 million per quarter thereafter. These stock-based compensation amounts may vary, however, depending on the level of future grants, fair value of performance awards when the applicable criteria are established and whether such performance awards actually vest.

The increase in non-cash stock-based compensation for 2006 was primarily attributable to the change in accounting from the intrinsic value based methodology prescribed under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) compared to the fair value method as prescribed by SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”).

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect a company-wide, Board-approved effort, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, we remediated our lab environment, data replication and back-up, network monitoring, application security and we enabled more timely and detailed internal and external financial reporting. These efforts also addressed certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which were rolled out in October 2007. These costs primarily consist of fees paid to outside consultants. During 2007, we incurred $6.4 million of such costs. Substantially all of the costs for this program were incurred by December 31, 2007, with approximately $0.1 million of remaining costs expected during the first half of 2008.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits are being expensed over the required service period. During the 2007 and 2006, we incurred $4.0 million and $2.0 million of such costs, respectively. We expect to incur approximately $0.5 million of such costs during the first half of 2008.

Euro Millennium Pre-Operating and Start-Up Costs

In the second quarter of 2007, our Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the U.S. with our goal of global expansion during a time of rapid regulatory change. During 2007, we incurred pre-operating and start-up costs of $4.0 million related to this initiative. These pre-operating and start-up costs include compensation and related costs, consulting, marketing and travel related costs. We expect to incur approximately $2.0 million of such pre-operating and start-up costs during the first quarter of 2008. Euro Millennium initiated trading activities during March 2008.

General and Other

The increase in general and other expenses in 2007 primarily reflects an increase in recruiting fees, various municipal taxes, higher software maintenance costs and increases in various other general expenses. These increases were partially offset by decreases in costs for temporary administrative help.

The increase in general and other expenses in 2006 was due primarily to increased costs for temporary administrative help, higher corporate insurance costs and various other general expenses.

Other Operating Expenses

Other operating expenses consist of the following:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in thousands)	2007	2006		$2006	2005	$
Asset impairment charge	$7,596	$-	$7,596	$-	$-	$-
SEC investigation, restatement and other related expenses	5,846	12,758	(6,912)	12,758	3,069	9,689
Depreciation and amortization	1,554	1,185	369	1,185	1,914	(729)
Restructuring charge	331	2,056	(1,725)	2,056	-	2,056

Asset Impairment and Restructuring Charges

The asset impairment and restructuring charges in 2007 were the result of our decision to discontinue our Fusion OMS business, which will enable us to devote more time and resources to clients of other product offerings. In connection with exiting the Fusion OMS business, we recorded a combined charge of $7.9 million. This charge primarily reflects non-cash impairment charges of $6.1 million for goodwill and intangible assets, originally recorded as part of our full acquisition of Renaissance in 2003, and $1.5 million for capitalized software costs related to the Fusion OMS product offerings, as well as $0.3 million of employment related restructuring charges. We expect the transition to extend into the second quarter of 2008 and expect to incur an additional $0.6 million of such costs provided that certain employees stay for all or a portion of the remaining transition period, as required.

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

During March 2008, we terminated our lease and corresponding sublease of office space previously occupied in Stamford for the payment of a $0.5 million lease termination fee. As a result, we will reverse $0.5 million of previously recorded restructuring costs in the first quarter of 2008.

SEC Investigation, Restatement and Other Related Expenses

During 2007, 2006 and 2005, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include expenses for outside counsel, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

The decrease in 2007 and the increase in 2006 reflects the filing of our Annual Report on Form 10-K for 2005 in March of 2007 following the restatement of our consolidated financial statements as a result of the SEC investigation into prior stock option grants and related restatements (the “2005 Restatement”) following the 2004 restatement of our consolidated financial statements as a result of the SEC inquiry into historical accounting for NYFIX Millennium (the “2004 Restatement”). Amounts incurred during 2006 included penalties of $0.6 million due to the delinquency in our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006 and $0.4 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. In 2007, $0.1 million of the stock-option modification charge described above was reversed.

In January 2008, we received a $5.0 million advance from our primary carrier under our previous Directors and Officers insurance policy for fees incurred in defense of the SEC investigation into our historical stock option activity as well as related litigation. As this amount can be recovered by the carrier in certain circumstances, we will defer recognition of these proceeds in our operating results until further progress is made in resolving these contingencies. We are pursuing additional claims from our secondary carriers under our previous insurance policies which have additional limits aggregating $10.0 million.

Depreciation and Amortization

The increase in the portion of depreciation and amortization included in SG&A during 2007 was due to increased capital expenditures as a result of our transitional remediation efforts.

The decline in the portion of depreciation and amortization included in SG&A during 2006 was the result of an increase in the amount of assets that have become fully depreciated.

Other Income (Expense)

Other income (expense) items are as follows:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase
(in thousands)	2007	2006		$2006	2005	$
Interest expense	$(565)	$(1,029)	$(464)	$(1,029)	$(728)	$301
Investment income	4,114	1,894	2,220	1,894	263	1,631
Other income (expense), net	(3)	20	(23)	20	(187)	207

Interest Expense

The changes in interest expense during 2007 and 2006 were primarily attributable to additional interest incurred of $0.5 million in 2006 as a result of our failure to register the shares underlying the $7.5 million convertible note issued on December 30, 2004.

Investment Income

The increase in 2007 and 2006 reflected higher average cash balances invested during the year due to the private placement investments in 2006.

Other Income (Expense), Net

The change in the net expense in 2007 and 2006 was primarily due to the write-off of deferred financing costs of $0.2 million associated with the deemed debt extinguishment of the $7.5 million convertible note from the conversion price reduction in June 2005.

Income Tax (Benefit) Provision

The income tax benefit for 2007 reflects the net impact of eliminating the deferred tax liability of $0.6 million related to tax basis goodwill from the Renaissance full acquisition following the impairment determination in October 2007, offset in part by amortizing the tax basis of the Renaissance goodwill up until the impairment determination, the amortization of tax basis goodwill associated with the October 31, 2007 full acquisition of NYFIX Millennium and the tax expense associated with a foreign subsidiary. The income tax provisions for 2006 and 2005 were solely attributable to the impact of deducting the Renaissance goodwill in our tax filings. All other tax effects during 2007, 2006 and 2005 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Income (Loss) from Discontinued Operations

Discontinued operations in 2007 reflects $0.7 million of income associated with NYFIX Overseas, including a $1.9 million gain related to the estimated earn-out payment, net of amounts payable to the NYFIX Overseas management team, offset in part by an accrual of $1.1 million related to an estimated tax contingency associated with historical stock option issues and $0.1 million of associated professional fees.

The initial gain recorded in 2006 on the sale of NYFIX Overseas of $4.0 million, together with the operating results of the former OBMS Division through the August 25, 2006 closing date have been classified and presented as discontinued operations.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from issuances of stock and from long-term borrowings. At December 31, 2007, we had cash and cash equivalents of $75.7 million. We believe resources available at December 31, 2007 will be sufficient to finance our current investing, Euro Millennium start-up, and operating needs as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months. We may need to raise additional outside funding for strategic acquisitions and such sources may dilute existing stockholders. At December 31, 2007, $39.9 million of our total cash and cash equivalents were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

	As of December 31,
(in thousands)	2007	2006	2005
Cash and cash equivalents	$75,657	$105,888	$20,572
Short-term investments	-	-	500
Total cash, cash equivalents and short-term investments	$75,657	$105,888	$21,072

	Year Ended December 31,
	2007	2006	2005

Net cash (used in) provided by continuing operating activities	$(12,966)	$3,288	$4,244
Net cash (used in) provided by continuing investing activities	(18,656)	717	(6,180)
Net cash provided by (used in) continuing financing activities	1,353	80,458	(297)
Discontinued operations	-	193	(1,027)
Effect of exchange rate changes on cash	38	166	(438)
Net (decrease) increase in cash and cash equivalents	$(30,231)	$84,822	$(3,698)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, impairment charges, deferred taxes, provision for doubtful accounts and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between years.

	Year Ended December 31,
(in thousands)	2007	2006	2005
Loss from continuing operations adjusted for non-cash items	$(18,016)	$(2,301)	$7,187
Effect of changes in working capital and other operating accounts	5,050	5,589	(2,943)
Net cash (used in) provided by continuing operating activities	$(12,966)	$3,288	$4,244

Changes in working capital and other operating accounts affected cash flows during the years ended December 31, 2007, 2006 and 2005 primarily as a result of changes in the levels of accounts receivable, accounts payable and accrued expenses between periods. These changes resulted primarily from the effect of increased payables due to cash management efforts and the growth of our business as well as focused cash collection efforts to keep receivable balances consistent during periods of growth.

Broker-Dealer Operations

Clearing broker assets reflect amounts on hand to support our ability to self-clear the transactions of NYFIX Millennium and NYFIX Securities, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At December 31, 2007, the net balance for clearing broker assets and clearing broker liabilities was a net receivable of $0.3 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At December 31, 2007, clearing broker assets include stock borrows of $480.9 million and clearing broker liabilities include stock loans of $483.0 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. NYFIX International is a registered firm with the FSA, required to maintain the greater of the base capital resources requirement of €125,000 or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements. At December 31, 2007, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $31.7 million, $20.3 million in excess of our aggregate requirement of $11.4 million (including the $10 million excess required by DTCC).

When Euro Millennium initiated trading activities in March 2008, the minimum financial resources requirement for NYFIX International increased to approximately €730,000. To satisfy this requirement, $1.5 million of subordinated debt on the books of NYFIX International was contributed as equity capital in March 2008.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in continuing investing activities in 2007 was $18.7 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $12.0 million, capitalized software costs of $4.3 million and $1.0 million was paid related to the acquisition of the minority interest of NYFIX Millennium. Also during 2007, $1.5 million of proceeds and professional fees were paid related to the sale of NYFIX Overseas.

Net cash provided by continuing investing activities in 2006 was $0.7 million. This consisted primarily of proceeds, net of cash disposed from the sale of NYFIX Overseas of $8.4 million, substantially offset by capital expenditures for property and equipment, principally for data center equipment and software, of $5.8 million and capitalized product enhancement costs of $2.4 million.

Net cash used in continuing investing activities in 2005 was $6.2 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software, of $3.4 million and capitalized product enhancement costs of $3.5 million. These amounts were partially offset by proceeds from the net sales of short-term investments of $0.7 million.

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for equipment purchases and the issuance of capital stock for general corporate purposes and business development activities. At December 31, 2007, we had long-term debt and capital lease obligations outstanding of $9.9 million and $1.5 million, respectively (including current portions).

At December 31, 2007, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender with an interest rate of 5%, due in December 2009. At December 31, 2007, the price at which the lender could convert the convertible notes into shares of our common stock was $5.65 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

Net cash provided by continuing financing activities in 2007 was $1.4 million, consisting primarily of net proceeds from long-term borrowings of $2.5 million and proceeds of $0.4 million from the issuance of common stock resulting from the exercise of stock options partly offset by principal payments under capital lease obligations of $1.2 million.

Net cash provided by continuing financing activities in 2006 was $80.5 million, consisting primarily of net proceeds of $69.1 million from the private placement of 1.5 million shares of our Series B Preferred Stock (including a warrant for the purchase of 2.25 million shares of common stock), net proceeds of $12.5 million from the private placement of 2.7 million shares of our common stock (plus an additional 0.2 million shares for placement agent fees) (see Note 10 to the Consolidated Financial Statements for a description of the private placements of our stock). In 2006, we repaid long-term borrowings of $0.3 million (by issuing our stock) and the principal value of capital lease obligations of $0.7 million.

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

See also Item 3. Legal Proceedings and Note 9 to the Consolidated Financial Statements.

Future Obligations

The following table summarizes our material contractual obligations at December 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Additional disclosures relating to our long-term debt, capital lease obligations and commitments appear in Notes 8 and 9 to the Consolidated Financial Statements.

Contractual Obligations
	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$10,000	$-	$10,000	$-	$-
Capital lease obligations	1,553	923	630	-	-
Operating lease obligations	30,213	7,941	11,843	6,677	3,752
Other long-term obligations	1,046	751	295	-	-
Purchase obligations	1,895	943	879	73	-
Total	$44,707	$10,558	$23,647	$6,750	$3,752

•
Long-term debt consists of convertible notes, described above. Under the terms of the long-term debt instruments, we may elect to make payments in shares of our common stock instead of cash, which would reduce the amounts shown above and lessen the effect on liquidity and cash flows.

•	Capital lease obligations include minimum lease obligations with remaining terms in excess of one year related to data center equipment and software licensing agreements.

•	Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office and data center space as well as certain equipment.

•	Other long-term obligations consist primarily of software financing arrangements.

•
Purchase obligations include minimum purchase obligations with remaining terms in excess of one year to certain telecommunication providers and a software licensing arrangement with a minimum licensing fee.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements, as defined under SEC rules, other than those related to the contingent obligations under the convertible notes as described above and under the terms of our Series B Preferred Stock as described in Notes 8 and 10 to the Consolidated Financial Statements.

Critical Accounting Policies and Estimates

 The preparation of our consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Our significant accounting policies are discussed in Note 1 to the Consolidated Financial Statements. Management believes the accounting estimates described in the following narrative to be the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed the accounting policies and critical accounting estimates and related disclosures with our independent registered public accounting firm and the Audit Committee of our Board of Directors. The following narrative describes the critical accounting policies and estimates, the judgments and assumptions and the effect if actual results differ from these assumptions.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, collectability is reasonably assured and the arrangement does not require customization or modification.

Our revenue is comprised of: subscription and maintenance, transaction revenue and product sales and services, as follows:

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

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the customer and when other contractual obligations, including installation if applicable, have been satisfied and collection of the resulting receivable is reasonably assured. We recognize revenue from software arrangements in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions under which revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectability is reasonably assured and the arrangement does not require significant customization or modification of the software.

Amounts invoiced in advance of the service being performed are deferred until earned and are included in deferred revenue. Installation charges, if any, are generally invoiced to a client and are included in revenue upon completion of the installation.

Allowance for Doubtful Accounts

We are required to estimate the collectability of our trade receivables and judgment is required in assessing the ultimate realization of receivables, including the current credit-worthiness of each client. Allowances are established for those amounts that we believe are uncollectible due to the inability of clients to make required payments or because of billing adjustments. These allowances are estimated by considering a number of factors, including the length of time the accounts are past due, our previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major client’s ability to meet its financial obligations to us), our estimates of the recoverability of amounts due to us could be reduced by a material amount.

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

Acquisitions and Goodwill

Net assets of companies we acquired have been recorded at their fair value at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition. The provisions of SFAS No. 142, Goodwill and Other Intangible Assets, require that we allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. Our reporting units represent components of our operating segments and are the same as the reportable segments identified in Note 16 to the Consolidated Financial Statements. The two-step impairment review process is as follows:

•
Step 1— We compare the fair value of our reporting units to the carrying value, including goodwill, of each of these units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment expense is necessary.

•
Step 2— If we determine in Step 1 that the carrying value of a reporting unit exceeds the fair value, we perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This results in an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.

  In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, our annual impairment testing date is the beginning of our fourth quarter, which is October 1. Fair value assessments inherently involve estimates and judgments involving the amount and timing of cash flows that could materially differ with changes in circumstances.

Capitalized Software Costs

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

Prior to January 1, 2006, we accounted for stock-based compensation for employees under the recognition and measurement provisions of APB 25 and related interpretations and elected the disclosure-only alternative under SFAS No. 123, Accounting for Stock-Based Compensation. Stock-based compensation expense of $0.2 million was included in our operating results for the year ended December 31, 2005 relating to the intrinsic value of certain stock options where the fair value of our common stock on the measurement date was in excess of the exercise price. In accordance with SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, we have disclosed the required pro forma information in the notes to the Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for us beginning January 1, 2009. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Based on the current structure of our subsidiaries, we do not expect the adoption of SFAS 160 to materially impact our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for us beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for us beginning January 1, 2008 and we do not anticipate adoption to materially impact our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although delayed application is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. We adopted SFAS 157 with respect to financial assets and financial liabilities and other items that are recognized or disclosed at fair value on a recurring basis beginning January 1, 2008 and will adopt SFAS 157 with respect to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009 and anticipate that the adoption will not materially impact our consolidated financial position and results of operations.

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

Foreign Currency Risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, which are primarily the British pound sterling, Euro and Hong Kong dollar, due to our operations in the United Kingdom, Europe and the Asia Pacific region.

We manage foreign currency risk through the structure of our business. In the substantial majority of our transactions, we receive payments denominated in the U.S. dollar, British pound sterling, Euro and Hong Kong dollar. Therefore, we do not rely on international currency markets to obtain and pay illiquid currencies. The foreign currency exposure that does exist is limited by the fact that the majority of transactions are paid according to our standard payment terms, which are generally short-term in nature.

Securities Market and Credit Risk

NYFIX Securities is subject to market risk when a counterparty does not deliver cash or securities to it as expected and NYFIX Securities holds cash (in lieu of securities) or securities (in lieu of cash) at any point in time. This risk arises from the potential inability of the counterparty’s clearing agent to meet its settlement obligation by delivering cash or securities, as required, which is a credit risk. NYFIX Securities is a member of several clearing organizations, which have margin requirements and other mechanisms that are designed to substantially mitigate this risk.

When necessary, NYFIX Securities can liquidate or purchase securities in the market to close out the position at the prevailing market price. NYFIX Securities’ stock lending practice is to maintain collateral in excess of the contract value and to request additional collateral whenever necessary. NYFIX Securities seeks high-quality, creditworthy counterparties and has controls in place that are designed to monitor and limit this exposure.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NYFIX, Inc:

We have audited the accompanying consolidated balance sheets of NYFIX, Inc. and subsidiaries (the “Company”), as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYFIX, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation during the year ended December 31, 2006.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Friedman LLP
East Hanover, New Jersey
March 12, 2008

NYFIX, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$75,657	$105,888
Accounts receivable, less allowances of $282 and $316, respectively	14,609	13,727
Clearing broker assets	483,867	423,153
Prepaid expenses and other current assets	7,900	4,179
Total current assets	582,033	546,947
Property and equipment, net	21,478	14,808
Capitalized software costs, net	5,789	5,900
Goodwill	57,401	58,193
Acquired intangible assets, net	3,708	1,966
Other assets, net	1,745	1,514
Total assets	$672,154	$629,328

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$39,163	$25,133
Clearing broker liabilities	483,600	422,429
Current portion of capital lease obligations	923	1,223
Current portion of long-term debt	-	188
Current portion of other long-term liabilities	1,564	1,235
Deferred revenue	4,648	4,212
Total current liabilities	529,898	454,420
Long-term portion of capital lease obligations	550	461
Long-term debt	9,941	7,412
Other long-term liabilities	2,354	3,662
Total liabilities	542,743	465,955
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $77,625 at December 31, 2007	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 and 60,000,000 shares authorized; 37,725,758 and 36,654,986 shares issued, respectively	261,307	256,835
Preferred stock dividend distributable, 525,000 common shares	2,441	-
Accumulated deficit	(183,232)	(139,309)
Treasury stock, 906,826 and 1,133,778 shares, respectively, at cost	(13,194)	(16,224)
Accumulated other comprehensive loss	(3)	(21)
Total stockholders' equity	129,411	163,373
Total liabilities and stockholders' equity	$672,154	$629,328

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Subscription and maintenance	$67,116	$65,801	$59,720
Transaction	52,339	29,609	26,222
Product sales and services	2,247	2,943	3,157
Total revenue	121,702	98,353	89,099

Cost of revenue:
Subscription and maintenance	34,381	32,638	30,388
Transaction	29,916	15,901	15,949
Product sales and services	813	1,824	2,202
Total cost of revenue	65,110	50,363	48,539

Gross profit	56,592	47,990	40,560

Operating expense:
Selling, general and administrative	86,848	49,237	40,979
Asset impairment charge	7,596	-	-
SEC investigation, restatement and other related expenses	5,846	12,758	3,069
Depreciation and amortization	1,554	1,185	1,914
Restructuring charge	331	2,056	-

Loss from operations	(45,583)	(17,246)	(5,402)

Interest expense	(565)	(1,029)	(728)
Investment income	4,114	1,894	263
Other (expense) income, net	(3)	20	(187)
Loss from continuing operations before income tax (benefit) provision	(42,037)	(16,361)	(6,054)
Income tax (benefit) provision	(275)	189	189
Loss from continuing operations	(41,762)	(16,550)	(6,243)
Income (loss) from discontinued operations, including gain on sale of $1,905 and $4,035 in 2007 and 2006, respectively	676	3,646	(174)
Net loss	(41,086)	(12,904)	(6,417)
Accumulated preferred dividends	(5,868)	(1,354)	-
Beneficial conversion feature on preferred stock (Note 10)	-	(18,139)	-
Loss applicable to common stockholders	$(46,954)	$(32,397)	$(6,417)

Basic and diluted loss from continuing operations per common share (net of accumulated preferred dividends and beneficial conversion feature on preferred stock)	$(1.32)	$(1.06)	$(0.19)
Basic and diluted income (loss) from discontinued operations per common share	0.02	0.11	(0.01)
Basic and diluted loss per common share	$(1.30)	$(0.95)	$(0.20)
Basic and diluted weighted average common shares outstanding	36,160	34,035	32,509

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Loss
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share amounts)

	Series B Voting Convertible preferred stock issued		Preferred stock dividend	Common stock issued		Accumulated	Treasury	Notes receivable issued for common	Accumulated other comprehensive	Total Stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	stock	loss	Equity
Balance December 31, 2004	-	$-	$-	33,752,860	$238,168	$(118,186)	$(18,992)	$(67)	$(151)	$100,772
Comprehensive loss:
Net loss	-	-	-	-	-	(6,417)	-	-	-	(6,417)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(442)	(442)
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(6,859)
Exercise of stock options	-	-	-	31,433	125	-	-	-	-	125
Issuance of treasury stock for debt repayment (138,940 shares)	-	-	-	-	-	(1,280)	1,988	-	-	708
Stock-based compensation expense	-	-	-	-	205	-	-	-	-	205
Interest accrued on notes for common stock, net of payments	-	-	-	-	-	-	-	(3)	-	(3)
Balance December 31, 2005	-	-	-	33,784,293	238,498	(125,883)	(17,004)	(70)	(593)	94,948
Comprehensive loss:
Net loss	-	-	-	-	-	(12,904)	-	-	-	(12,904)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	572	572
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(12,332)
Issuance of treasury stock for debt repayment (54,512 shares)	-	-	-	-	-	(522)	780	-	-	258
Private placement of common stock (including 157,693 shares issued for placement fees)	-	-	-	2,870,693	12,540	-	-	-	-	12,540
Private placement of convertible preferred stock and common stock warrant	1,500,000	62,092	-	-	7,041	-	-	-	-	69,133
Record beneficial conversion feature related to preferred stock	-	(18,139)	-	-	18,139	-	-	-	-	-
Amortize beneficial conversion feature related to preferred stock	-	18,139	-	-	(18,139)	-	-	-	-	-
Contingent conversion price adjustment related to convertible note	-	-	-	-	103	-	-	-	-	103
Stock-based compensation expense	-	-	-	-	859	-	-	-	-	859
Modification of stock options	-	-	-	-	(2,206)	-	-	-	-	(2,206)
Repayment of note issued for purchase of common stock	-	-	-	-	-	-	-	71	-	71
Interest accrued on notes for common stock, net of payments	-	-	-	-	-	-	-	(1)	-	(1)
Balance December 31, 2006	1,500,000	62,092	-	36,654,986	256,835	(139,309)	(16,224)	-	(21)	163,373
Comprehensive loss:
Net loss	-	-	-	-	-	(41,086)	-	-	-	(41,086)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	18	18
Total comprehensive loss	-	-	-	-	-	-	-	-	-	(41,068)
Issuance of common stock for stock options exercised and restricted stock units settled in shares	-	-	-	316,945	436	-	-	-	-	436
Issuance of treasury stock for stock options exercised (225,000 shares issued; 73,171 shares surrendered)	-	-	-	-	-	(2,658)	2,658	-	-	-
Issuance of treasury stock for debt repayment (26,954 shares)	-	-	-	-	-	(179)	372	-	-	193
Issuance of restricted shares from treasury stock pursuant to employment agreement (48,169 shares)	-	-	-	-	-	-	-	-	-	-
Declarations of preferred stock dividends	-	-	7,221	-	(7,221)	-	-	-	-	-
Common shares issued in payment of preferred stock dividends	-	-	(4,780)	753,827	4,780	-	-	-	-	-
Contingent conversion price adjustment related to convertible note	-	-	-	-	11	-	-	-	-	11
Stock-based compensation expense	-	-	-	-	5,965	-	-	-	-	5,965
Modification of stock options	-	-	-	-	501	-	-	-	-	501
Balance December 31, 2007	1,500,000	$62,092	$2,441	37,725,758	$261,307	$(183,232)	$(13,194)	$-	$(3)	$129,411

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities:
Net loss	$(41,086)	$(12,904)	$(6,417)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
(Income) loss from discontinued operations	(676)	(3,646)	174
Depreciation and amortization	10,158	11,156	12,684
Restructuring charge	331	2,056	-
Asset impairment charge	7,596	-	-
Stock-based compensation expense	5,965	859	205
Amortization of debt discounts and premiums	45	30	43
Deferred income taxes	(448)	148	148
Provision for doubtful accounts	98	2	97
Loss on debt extinguishment	-	-	255
Other, net	1	(2)	(2)
Changes in assets and liabilities:
Accounts receivable	(982)	(1,130)	(2,887)
Prepaid expenses and other assets	(1,857)	703	(554)
Clearing broker assets	(60,714)	33,682	(317,676)
Deferred revenue	440	348	1,200
Accounts payable, accrued expenses and other liabilities	6,992	6,382	(1,415)
Clearing broker liabilities	61,171	(34,396)	318,389
Net cash (used in) provided by continuing operating activities	(12,966)	3,288	4,244
Net cash provided by discontinued operating activities	-	791	327
Net cash (used in) provided by operating activities	(12,966)	4,079	4,571
Investing activities:
(Expenditures related to) proceeds from sale of discontinued operations, net of cash disposed	(1,458)	8,439	-
Net sales of short-term investments	-	500	675
Capital expenditures for property and equipment	(12,021)	(5,819)	(3,404)
Capitalization of software costs	(4,306)	(2,444)	(3,492)
Tax benefit attributable to goodwill	90	41	41
Payment for acquisition	(961)	-	-
Net cash (used in) provided by continuing investing activities	(18,656)	717	(6,180)
Net cash used in discontinued investing activities	-	(598)	(1,354)
Net cash (used in) provided by investing activities	(18,656)	119	(7,534)
Financing activities:
Proceeds from long-term debt	2,500	-	-
Financing costs	(19)	-	-
Repayment of long-term debt	-	(2)	(53)
Principal payments under capital lease obligations	(1,223)	(689)	(649)
Repayment of notes issued for purchase of common stock	-	71	-
Proceeds from issuance of common stock, net of issuance costs	436	12,540	125
Proceeds from issuance of preferred stock, net of issuance costs	-	69,133	-
Other, net	(341)	(595)	280
Net cash provided by (used in) continuing financing activities	1,353	80,458	(297)
Effect of exchange rate changes on cash	38	166	(438)
Net (decrease) increase in cash and cash equivalents	(30,231)	84,822	(3,698)
Cash and cash equivalents, beginning of year	105,888	21,066	24,764
Cash and cash equivalents, end of year	75,657	105,888	21,066
Less cash and cash equivalents of discontinued operations, end of year	-	-	494
Cash and cash equivalents of continuing operations, end of year	$75,657	$105,888	$20,572

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

The Company has its headquarters and principal office on Wall Street in New York City, and has other offices in London’s Financial District, Hong Kong, Boston, MA, Stamford, CT, Lyndhurst, NJ and San Francisco, CA. The Company operates redundant data centers in the northeastern United States as well as data center hubs in London and Amsterdam.

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

Reclassifications

Certain reclassifications have been made in prior years’ consolidated financial statements to conform to the current year’s presentation. These reclassifications consist of certain receivables and other assets associated with the Company’s broker-dealer operations being reclassified as clearing broker assets.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee is fixed and determinable, collectibility is reasonably assured and the arrangement does not require customization or modification.

The Company’s revenue is comprised of: subscription and maintenance, transaction revenue and product sales and services, as follows:

Subscription and maintenance consists of contracts that provide for the use of the Company’s systems and its messaging channels, together with managed services, with a term of generally one to three years. Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract. Under the terms of these contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis. The Company includes within its subscription and maintenance revenue charges for connectivity to the NYFIX trading community (the “NYFIX Marketplace”). These charges incorporate the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

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

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the customer and when other contractual obligations, including installation if applicable, have been satisfied and collection of the resulting receivable is reasonably assured. The Company recognizes revenue from software arrangements in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions under which revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectibility is reasonably assured and the arrangement does not require significant customization or modification of the software.

Amounts invoiced in advance of the service being performed are deferred until earned and are included in deferred revenue. Installation charges, if any, are generally invoiced to a client and are included in revenue upon completion of the installation.

Cost and Expense

Cost of revenue includes:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX Marketplace;

•
Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are recognized as either a cost of subscription and maintenance or a cost of transaction revenue, as appropriate;

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

The Company expenses advertising costs, primarily consisting of trade show promotions, as incurred. Advertising expense, which is included in selling, general and administrative expense, was $1.3 million, $1.2 million and $1.2 million for the years 2007, 2006 and 2005, respectively.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Loss Per Share

Loss per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”). Under SFAS 128, public companies are required to report both basic and diluted income (loss) per common share. Basic and diluted loss per share is computed by dividing the loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted loss per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of convertible preferred stock, convertible notes payable, and incremental shares of common stock issuable upon the exercise of stock options, restricted stock units and warrants.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are with high quality financial, governmental or corporate institutions and potentially subject the Company to concentrations of credit risk.

Accounts Receivable

Accounts receivable are stated at net realizable value by recording allowances for those amounts that the Company believes are uncollectible due to the inability of clients to make required payments or because of billing adjustments. These allowances are estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. As of December 31, 2007 and 2006, no single client accounted for more than 10% of accounts receivable.

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

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capitalized Software Costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established.  Thereafter, costs, consisting primarily of payroll and related costs, purchased materials and services and software to be used within the Company’s products, that significantly enhance the marketability or significantly extend the life of the products are capitalized and amortized to cost of revenue on a straight-line basis over three years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

Research and development costs, which are included in selling, general and administrative expense, consisting primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were $0.1 million, $0.2 million and $0.2 million for the years 2007, 2006 and 2005, respectively.

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

Intangible Assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives for the Company’s identifiable intangible assets is five to fifteen years.

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

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized. The provision for income taxes is comprised of the current tax liability, the change in net deferred tax assets or liabilities and the tax benefit applied to reduce goodwill. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as other expense.

Presentation of Certain Taxes

The Company collects various taxes from customers and remits these amounts to applicable tax authorities. The Company’s accounting policy is to exclude these taxes from revenue and cost of revenues.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are included in other non-current assets and are amortized over the term of the related agreements. Modifications to existing debt arrangements, including changes to conversion options, resulting in a greater than 10% change in the net present value of future cash flows are accounted for as debt extinguishments pursuant to EITF No. 96-19 (as amended by EITF No. 06-6), Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Accordingly, the Company expenses previously unamortized debt issuance costs when modifications of existing debt arrangements are considered to result in a debt extinguishment.

Foreign Currency Translation

Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations. Transaction gains and (losses) included in selling, general and administrative expense were $(0.1) million, $(0.1) million and $0.1 million in 2007, 2006 and 2005, respectively.

Other Comprehensive Loss

The Company reflects other comprehensive loss, which consists of foreign currency translation adjustments, as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income.

 Stock-Based Compensation

The Company adopted the fair value recognition provisions of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity for goods or services; addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and focuses primarily on accounting for transactions in which an entity obtains employee services in stock-based compensation transactions. The fundamental premise of SFAS 123(R) requires that companies recognize the fair value of employee stock-based compensation awards as compensation cost in the financial statements, beginning on the grant date, and it does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. Compensation cost is based on the fair value of the awards the Company expects to vest, amortized straight-line to expense over the vesting period (typically three to five years) or service period for each award.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company elected the modified prospective transition method provided for under SFAS 123(R), and consequently prior period results have not been restated to reflect, and do not include, the impact of SFAS 123(R). Under this transition method, compensation cost associated with stock-based awards recognized beginning in 2006 now includes compensation expense related to the grant date fair value for the remaining unvested portion of stock-based awards granted prior to December 31, 2005; and compensation expense related to stock-based awards granted subsequent to December 31, 2005.

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

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Pro Forma Net Loss and Loss per Share

The following table illustrates the effect on net loss and loss per common share for 2005 as if the Company had applied the fair value recognition provisions of SFAS 123. The Company has estimated fair value using the Black-Scholes option pricing model.

(in thousands, except per share amounts)	2005

Net loss	$(6,417)
Add: Stock-based compensation expense included in net loss, zero tax effect	205
Deduct: Stock-based compensation expense determined under the fair value method, zero tax effect	(2,339)
Pro forma net loss	$(8,551)

Basic and diluted loss per common share:
As reported	$(0.20)
Pro forma	$(0.26)
Basic and diluted weighted average common shares outstanding	32,509

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), an amendment of ARB No. 51. SFAS 160 will change the accounting and reporting for minority interests which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 160 is effective for the Company beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. Based on the current structure of its subsidiaries, the Company does not expect the adoption of SFAS 160 to materially impact its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) changes accounting for acquisitions that close beginning in 2009. More transactions and events will qualify as business combinations and will be accounted for at fair value under the new standard. SFAS 141(R) promotes greater use of fair values in financial reporting. Some of the changes will introduce more volatility into earnings. SFAS 141(R) is effective for the Company beginning January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements, and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective for the Company beginning January 1, 2008. The Company does not anticipate the adoption of SFAS 159 to materially impact its consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although delayed application is permitted for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 with respect to financial assets and financial liabilities and other items that are recognized or disclosed at fair value on a recurring basis beginning January 1, 2008 and with respect to nonfinancial assets and nonfinancial liabilities beginning January 1, 2009 and anticipates that the adoption will not materially impact its consolidated financial position or results of operations.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Property and Equipment

Property and equipment consisted of the following at December 31, 2007 and 2006:

(in thousands)	2007	2006	Useful Lives (Years)
Computer software	$3,834	$3,644	4 - 5
Leasehold improvements	3,471	2,776	2 - 10
Furniture and equipment	5,335	4,251	3 - 7
Subscription and data center equipment	46,676	36,950	3 - 5
Total property and equipment, gross	59,316	47,621
Less: Accumulated depreciation	37,838	32,813
Total property and equipment, net	$21,478	$14,808

Assets held under capital leases, included in the above, consisted of the following at December 31, 2007 and 2006:

(in thousands )	2007	2006	Useful Lives (Years)
Furniture and equipment	$-	$63	5
Data center equipment	2,188	2,886	3 - 5
Total property and equipment held under capital leases, gross	2,188	2,949
Less: Accumulated depreciation	862	1,046
Total property and equipment held under capital leases, net	$1,326	$1,903

Depreciation and amortization expense for property and equipment was $5.9 million, $5.0 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Of these amounts, $4.4 million, $3.8 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively, were included in cost of revenue. Amortization expense for assets held under capital leases included above was $0.7 million, $0.6 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

3.	Acquisitions and Dispositions

Redemption of NYFIX Millennium Membership Interests

In October 2007, the Company acquired the remaining 20% interest in NYFIX Millennium, L.L.C. (“NYFIX Millennium”) which it did not already own. The membership interests of the former minority members of NYFIX Millennium were converted into a right to receive from the Company an aggregate of $8.0 million. As of December 31, 2007, $7.3 million of this amount had not yet been paid. The Company has included 100% of the operating results of NYFIX Millennium since inception in its consolidated financial statements.

Since the Company did not have any value recorded for the minority interests redeemed, the total cost of the acquisition, including direct costs incurred, has been allocated under step acquisition accounting to acquired intangible assets and goodwill based on the fair values at the date of acquisition, as follows:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)
Assets:
Goodwill	$5,004
Intangible assets	3,230
Total assets acquired	$8,234

As the Company has historically included 100% of the operating results of NYFIX Millennium since inception in its consolidated financial statements, the only significant impact of acquiring the additional 20% interest on the operating results of prior periods would have been additional amortization expense related to the resulting intangibles of approximately $0.3 million per year had the additional 20% interest been acquired in an earlier period.

Sale of NYFIX Overseas

In August 2006, the Company disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised the Company’s Order Book Management Systems (“OBMS”) Division. Pursuant to terms of the agreement which closed August 25, 2006 (the “Sale Agreement”), the initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing. The Company recorded a net gain on this transaction of $4.0 million in 2006.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly all financial statements presented reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation.

During 2007, the Company recorded in discontinued operations an additional $0.7 million of income related to NYFIX Overseas, reflecting a $1.9 million estimate of an earn-out payment, net of amounts payable to the NYFIX Overseas management team, for revenues generated through December 31, 2007, offset by an accrual of $1.1 million for an indemnity obligation related to a tax contingency associated with historical stock option issues (see Note 9) and associated professional fees of $0.1 million.

Revenue of NYFIX Overseas was $5.0 million and $8.5 million through the date of disposition in 2006 and for the year ended December 31, 2005, respectively.

The Company has agreed to indemnify GL for (1) any misrepresentation or breach of warranties; (2) any breach of a covenant or agreement made or to be performed by the Company under the Sale Agreement; (3) certain patent settlements; (4) the lack of recording stock-based compensation expense related to stock options granted to the employees of NYFIX Overseas by the Company; (5) specified taxes of NYFIX Overseas pre-closing that were not previously paid or adequately reserved for by NYFIX Overseas, and (6) any obligations relating to options to purchase shares of common stock of the Company held by employees of NYFIX Overseas.

For two years following the closing and subject to certain exceptions, under the Sale Agreement, the Company has agreed not to develop or market any product that is directly competitive with the OBMS product of NYFIX Overseas.

4.	Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets relate to the acquisitions of EuroLink Network, Inc. (“EuroLink”), Renaissance Trading Technologies, LLC (“Renaissance”), NYFIX Millennium and Javelin Technologies, Inc. (“Javelin”). In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, the Company has set October 1 as its annual testing date for goodwill impairment. As of October 1, 2007, 2006 and 2005, the Company performed its annual tests for impairment on a reporting unit basis using the discounted cash flow method. As discussed in Note 6, during October 2007, the Company discontinued its Fusion Order Management System (“OMS”) product offerings which were acquired with the Renaissance acquisition in 2003. This decision, combined with the expectation of negative cash flows during the client transition period, necessitated evaluation of the future utility of remaining recorded values associated with goodwill and existing technology originally recorded as part of the Renaissance acquisition and capitalized software costs related to the Fusion OMS product offerings. That evaluation suggested little or no future utility related to such recorded values and accordingly the Company recognized the impairment of these balances in the fourth quarter of 2007. As a result of exiting the Fusion OMS business, the Company recorded a fourth quarter asset impairment charge of $7.6 million, which reduced goodwill by $5.7 million, acquired intangible assets by $0.4 million and capitalized software costs by $1.5 million. There was no other indication of impairment to the value of goodwill for the years ended December 31, 2007, 2006 and 2005.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax basis of goodwill related to NYFIX Millennium following the Company’s acquisition of the remaining 20% of NYFIX Millennium exceeded the book basis of goodwill by approximately $6.5 million. As the tax benefits of the deductible goodwill are realized on the Company’s tax returns, the tax benefits attributable to the excess tax basis are recognized for financial reporting purposes as reductions of goodwill in accordance with SFAS 109.

The following table presents the changes in the carrying amount of goodwill by reportable segment (see Note 16) for the years ended December 31, 2007 and 2006.

(in thousands)	FIX Division	Transaction Services Division	Total
Balance as of December 31, 2005	$48,404	$9,830	$58,234
Renaissance (adjustment for tax benefits)	(21)	(20)	(41)
Balance as of December 31, 2006	48,383	9,810	58,193
Renaissance (adjustment for tax benefits)	(18)	(17)	(35)
NYFIX Millennium acquisition	-	5,004	5,004
NYFIX Millennium (adjustment for tax benefits)	-	(55)	(55)
Impairment	(2,853)	(2,853)	(5,706)
Balance as of December 31, 2007	$45,512	$11,889	$57,401

Acquired intangible assets consisted of the following at December 31, 2007 and 2006:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Useful Lives
(in thousands)	Amount	Amortization	Amount	Amortization	(Years)
Existing technology	$8,040	$7,500	$8,500	$7,460	5 - 7
Customer related intangibles	5,325	2,957	3,138	2,590	5
Trademarks and other	1,310	510	800	422	6 - 15
Total	$14,675	$10,967	$12,438	$10,472

Amortization expense of acquired intangible assets was $1.1 million for the year ended December 31, 2007 and $2.3 million for each of the years ended December 31, 2006 and 2005, and is included in cost of revenue.

The Company’s estimate of future amortization expense for acquired intangible assets that exist at December 31, 2007 is as follows:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)
2008	$526
2009	417
2010	400
2011	349
2012	341
Thereafter	1,675
Total	$3,708

5.	Broker-Dealer Operations

Clearing Broker Assets and Liabilities

Clearing broker assets and liabilities consisted of the following at December 31, 2007 and 2006:

(in thousands)	2007	2006
Securities borrowed	$480,884	$421,435
Securities failed-to-deliver	664	-
Deposits with clearing organizations and others	1,049	1,022
Receivables from clearing organizations	1,270	696
Total clearing broker assets	$483,867	$423,153

Securities loaned	$482,959	$422,429
Securities failed-to-receive	641	-
Total clearing broker liabilities	$483,600	$422,429

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of December 31, 2007 and 2006, securities borrowed with a fair value of $464.4 million and $405.0 million, respectively were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the years ended December 31, 2007, 2006 and 2005 were as follows:

(in thousands)	2007	2006	2005
Interest earned	$14,918	$14,697	$7,567
Interest incurred	(13,582)	(13,287)	(6,682)
Net	$1,336	$1,410	$885

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities” - previously comprised of NYFIX Clearing Corporation and NYFIX Transaction Services, Inc., which were merged and renamed on September 30, 2007) and NYFIX Millennium are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule). NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1. The regulatory net capital ratio for NYFIX Millennium at December 31, 2007 was 1.44 to 1.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

U.K. registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is a registered firm of the Financial Services Authority (“FSA”) in the U.K.  NYFIX International is required to maintain the greater of the base capital resources requirement of €125,000 or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.

At December 31, 2007, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the U.S. and U.K. were $31.7 million, which was $20.3 million in excess of the Company’s aggregate requirement of $11.4 million (including the $10.0 million excess required by DTCC).

Credit Risk

In the normal course of business, the Company settles securities transactions with counterparties in connection with its execution businesses and its matched-book stock borrow/stock loan business. This activity may expose the Company to off-balance sheet risk arising from the potential that counterparties may fail to satisfy their obligations. In the event counterparties fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments, at unfavorable market prices, to satisfy those obligations. The Company also clears certain of its securities transactions with its institutional counterparties through third-party clearing firms on a fully disclosed basis. These agreements provide that the clearing firms may have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. The Company mitigates the risk of counterparty nonperformance by reviewing, on an ongoing basis, the credit standing of its counterparties and by its membership in the stock loan hedge program of the Options Clearing Corporation (the “OCC”). The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2007, approximately 55% of the Company’s stock borrow/stock loan transactions outstanding were processed through the OCC. The Company believes that the settlement of these transactions will not have a material effect on the Company’s financial position.

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

6.	Restructuring Charges

During October 2007, the Company entered into a strategic agreement with Citi’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPalette® OMS. In connection with exiting the Fusion OMS business, the Company offered one-time termination benefits to affected employees. The Company recorded a restructuring charge of $0.3 million in the fourth quarter of 2007, which consisted of severance costs. The Company expects the transition to extend into the second quarter of 2008 and expects to incur an additional $0.6 million of such costs provided that certain employees stay for all or a portion of the remaining transition period, as required.

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

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective February 1, 2004, the Company entered into an agreement to lease additional space at its New York City offices at 100 Wall Street. In connection with this agreement, the Company ceased use, in the second quarter of 2004, of one of its other offices on Wall Street, consolidated its operations into the new space and eliminated 14 staff positions. The Company recorded a restructuring charge of $2.5 million in June 2004, which included the fair value of the remaining rent payments (net of estimated sub-lease income), severance and write-offs of property and equipment. The restructuring activities were substantially completed at December 31, 2004.

The liabilities related to the restructuring charges are included in current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the activity in the liabilities related to the restructuring charges for the years ended December 31, 2007, 2006 and 2005.

(in thousands)	Lease costs, net of sublease income	Property and Equipment write-offs	Severance	Total
2004 restructuring costs
Remaining liability at December 31, 2004	$1,740	$-	$-	$1,740
Cash payments	(601)	-	-	(601)
Non-cash charges and other	55	-	-	55
Remaining liability at December 31, 2005	1,194	-	-	1,194
Cash payments	(237)	-	-	(237)
Non-cash charges and other	50	-	-	50
Remaining liability at December 31, 2006	1,007	-	-	1,007
Cash payments	(414)	-	-	(414)
Non-cash charges and other	50	-	-	50
Remaining liability at December 31, 2007	643	-	-	643
2006 restructuring costs
Restructuring charge	1,201	855	-	2,056
Cash payments	(665)	-	-	(665)
Non-cash charges and other	668	(855)	-	(187)
Remaining liability at December 31, 2006	1,204	-	-	1,204
Cash payments	(261)	-	-	(261)
Non-cash charges and other	55	-	-	55
Remaining liability at December 31, 2007	998	-	-	998
2007 restructuring costs
Restructuring charge	-	-	331	331
Cash payments	-	-	(38)	(38)
Remaining liability at December 31, 2007	-	-	293	293
Total restructuring liability at December 31, 2007	$1,641	$-	$293	1,934
	Less: current portion			(813)
	Long-term portion			$1,121

During March 2008, the Company terminated its lease and corresponding sublease of office space previously occupied in Stamford for the payment of a $0.5 million lease termination fee. As a result, the Company will reverse $0.5 million of previously recorded restructuring costs in the first quarter of 2008.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.	Other Balance Sheet Information

Prepaid expenses and other current assets consisted of the following at December 31, 2007 and 2006:

(in thousands)	2007	2006
Income taxes receivable	$1,078	$1,078
Earn-out receivable from sale of NYFIX Overseas (Note 3)	1,905	-
Prepaid expenses	2,310	1,828
Value added tax receivable	433	-
Security deposits	711	-
Inventory	19	102
Other	1,444	1,171
Total prepaid expenses and other current assets	$7,900	$4,179

The capitalized cost and accumulated amortization related to capitalized software costs were as follows at December 31, 2007 and 2006:

(in thousands)	2007	2006
Capitalized software costs, gross	$21,544	$22,039
Less: Accumulated amortization	15,755	16,139
Capitalized software costs, net	$5,789	$5,900

Amortization expense of capitalized software costs of $3.0 million, $3.8 million and $3.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, is included in cost of revenue. Amortization expense of other assets of $49,000, $83,000 and $83,000 for the years ended December 31, 2007, 2006 and 2005, respectively, was included in cost of revenue, and $43,000, $0 and $35,000 for the years ended December 31, 2007, 2006 and 2005, respectively, was included in depreciation and amortization expense. Net capitalized software costs of $1.5 million were written off as a result of the Company’s decision to discontinue its Fusion OMS product offerings (see Note 4).

Accounts payable and accrued expenses consisted of the following at December 31, 2007 and 2006:

(in thousands)	2007	2006
Accounts payable	$16,369	$11,052
Taxes, other than income and payroll taxes	439	834
Compensation and related	12,629	6,884
Modification of stock-based awards (Note 14)	370	2,601
Sale of NYFIX Overseas working capital adjustment (Note 3)	-	1,318
Purchase price payable for NYFIX Millennium acquisition (Note 3)	7,273	-
Penalties on reporting delinquency (Note 10)	-	631
Other	2,083	1,813
Total accounts payable and accrued expenses	$39,163	$25,133

8.	Long-Term Debt and Capital Lease Obligations

Long-term debt consisted of the following at December 31, 2007 and 2006:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	2007	2006
Renaissance Notes	$-	$188
5% Convertible Note	10,000	7,500
Less: Unamortized discount on 5% Convertible Note	(59)	(88)
	9,941	7,600
Less: Current portion	-	(188)
Long-term debt	$9,941	$7,412

Convertible Notes

At December 31, 2007, the Company had outstanding two convertible notes aggregating $10.0 million to the same lender. The notes have substantially similar terms with an interest rate of 5%, and are due in December 2009. The first convertible note for $7.5 million was issued in December 2004 through a private placement to the lender. As a result of the restatements of the Company’s financial statements for the year ended December 31, 2003, the Company was in breach of certain representations and warranties relating to those financial statements that constituted events of default under this note. This note was amended on June 24, 2005, at which time the lender waived all existing defaults, extended the requirement to have a registration statement be effective for the shares of the Company's common stock that may be issued as payment of principal or interest and the conversion price was reduced. The second convertible note for $2.5 million was issued in October 2007 upon the election by the lender of an additional investment option under the first convertible note (the “Notes”).

Interest is payable in cash or, at the Company’s option as described below, by the issuance of shares of its common stock, semi-annually in arrears on June 30 and December 30 of each year, beginning June 30, 2005.

The Notes are subordinated to all existing and future secured indebtedness of the Company. The lender has certain rights which require the Company to register the common stock to be issued upon conversion of the Notes or for payment of interest, under the Securities Act of 1933, as amended (the “Securities Act”). Such registration statement was to be effective by March 31, 2006 and since it was not, the Company was required to pay additional interest, in cash, for each month the effectiveness was delayed. The additional interest varied by month and had an aggregate cap of $500,000. The Company recognized the full amount of the additional interest in 2006 and paid $338,000 of such additional interest in 2006 and $162,000 in 2007. The common stock issuable upon conversion of the Notes was registered during 2007.

In exchange for the June 2005 amendment, the Company agreed to reduce the price at which the lender can convert the first note into its common stock from $6.94 to $5.75 per common share (the “Conversion Price”), a 16% premium over the average of the Company’s common stock closing price for the five trading days preceding June 24, 2005. This modification resulted in a greater than 10% change in the fair value of the embedded conversion feature and accordingly was considered a debt extinguishment. As a result, the unamortized debt issuance costs as of June 24, 2005 of $255,000 were written off.

The Conversion Price of both notes may be reduced if the Company issues shares of common stock at a price below the Conversion Price then in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date(s) of the Notes and other transactions previously approved by the Company’s Board of Directors. Upon the private placement of the Company’s common shares which closed in July 2006 (see Note 10), the Conversion Price of the first note was reduced from $5.75 per common share before the issuance to $5.66 per common share. As a result, the Company recorded a discount to the convertible note of approximately $0.1 million related to the contingent Conversion Price adjustment. The discount was calculated as the incremental shares into which the first note could be converted based on the revised Conversion Price multiplied by the market price of the Company’s common stock on the commitment date. The discount is being accreted over the remaining term of the note. As a result of the issuance of the Company’s common shares in satisfaction of dividend requirements on the Company’s Series B Convertible Preferred Stock (see Note 10), the Conversion Price of the first note was reduced from $5.66 per common share to $5.65 per common share resulting in an additional discount on the note of less than $0.1 million. As of December 31, 2007, the Conversion Price of both notes is $5.65 per common share.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Notes are not considered to be conventional convertible debt, as they are not convertible into a fixed number of shares. Therefore, the embedded conversion option and other derivatives of the Notes are subject to the requirements of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. However, since the circumstances under which the Conversion Price can be reset are within the control of the Company and the additional interest payments required for not timely registering the shares is a reasonable estimation of the difference between registered and unregistered securities, separate accounting for embedded derivatives is not required.

At the option of the Company, the Notes are convertible into its common stock at the lender’s conversion rate at any time provided the Company’s common stock has exceeded 150% of the Conversion Price, or $8.48 per common share, for at least ten trading days in the thirty day trading period ending within five trading days prior to the date the Company gives notice of the conversion and provided that the Company has an effective registration statement covering the public resale of such shares.

If the Company issues its common stock in lieu of cash to convert the Notes or to make interest payments, or any portion thereof, the Company is required to have an effective registration statement covering the public resale of such shares and pay a 5% premium based on an average of the closing price of its common stock for the previous ten trading days.

Renaissance Notes

At December 31, 2006, the Company had $188,000 outstanding in principal value due on notes issued in connection with the 2003 acquisition of the remaining 82% of the membership units of Renaissance. The notes, which were originally issued with a face value of $3.0 million, were discounted at 5.5% to $2.7 million, and were payable in annual installments through June 2007 at the Company’s option in its common stock or cash. In July 2006, the Company issued 40,491 shares from treasury stock with an aggregate market price of $191,000 as a scheduled payment to the remaining noteholders of the Renaissance promissory notes. During 2006, $14,000 of interest accreted on these notes. In July 2007, the Company issued 26,954 shares from treasury stock with an aggregate market price of $193,000 as a final payment to the remaining noteholders of the Renaissance promissory notes. During 2007, $5,000 of interest accreted on these notes.

Annual maturities on long-term debt outstanding at December 31, 2007 were as follows:

(in thousands)
2008	$-
2009	10,000
Total payments	10,000
Less amount reflecting unamortized discounts	(59)
Principal balance outstanding at December 31, 2007	$9,941

Long-term debt has an estimated fair value of $12.2 million at December 31, 2007. The fair value of the convertible notes was estimated using current market interest rates and the Black-Scholes option pricing model on the conversion option using the following assumptions:

Estimated risk-free interest rate	5.0%
Expected term, equals life of convertible debt (in years)	2
Expected volatility	42.0%
Expected dividend yield	0.0%

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capital Lease Obligations

At December 31, 2007, the Company was committed under capital lease obligations with interest rates ranging from 5.0% to 7.4% with maturities ranging from June 1, 2008 to January 1, 2010. At December 31, 2007 and 2006, capital lease obligations were $1.5 million and $1.7 million, respectively, of which $0.9 million and $1.2 million, respectively, was classified as a current liability. Future minimum lease payments under capital leases at December 31, 2007 were as follows:

(in thousands )
2008	$980
2009	509
2010	64
Total minimum payments	1,553
Less: Amount representing interest	(80)
Present value of minimum capital lease payments	1,473
Less: Current portion	(923)
Long-term portion of capital lease obligations	$550

9.	Commitments and Contingencies

The Company is obligated under certain non-cancelable operating leases and subleases for office and data center space and equipment, under telecommunication services contracts and under software purchase, license and maintenance agreements.

Operating leases for office space contain escalation clauses for base rent, maintenance and real estate tax increases.

Future minimum obligations under operating leases, subleases and purchase obligations with remaining terms in excess of one year, net of sublease income, approximate the following:

		Minimum
	Minimum	Sublease
(in thousands )	Payments	Income	Net
2008	$8,551	$(1,063)	$7,488
2009	6,705	(1,072)	5,633
2010	5,572	(872)	4,700
2011	3,681	(602)	3,079
2012	3,104	(637)	2,467
Thereafter	3,842	(1,539)	2,303
Total	$31,455	$(5,785)	$25,670

Rent expense was $5.6 million, $4.4 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-based Compensation Related Matters

SEC Investigation

On October 28, 2004, the Company received a request from the SEC relating to its historical stock option granting practices and related matters. On February 15, 2005, the SEC obtained a formal order of investigation, and in April 2005 issued a subpoena to the Company. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors. The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s former employees, as well as from third parties, including the Company’s former independent registered public accounting firm. The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony. The Company produced more than 800,000 pages of documents to the SEC, and believes that it has completed producing responsive documents.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produces to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm.

Shareholder Derivative Actions

On or about June 1, 2006, the Company was served as a nominal defendant with a complaint (the “Ritchie Complaint”) in a shareholder derivative action titled Ritchie v. Castillo, et al in the Superior Court for the State of Connecticut.  The Ritchie Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current and former directors as defendants. The Ritchie Complaint asserts a claim for breach of fiduciary duty against all the individual defendants and a claim for unjust enrichment against four individual defendants based on claimed backdating of stock option grants to these individuals between 2000 and 2003.  On June 9, 2006, the Company was named as a nominal defendant in a shareholder derivative action titled McLaughlin v. Castillo, et al in the same court and with the same substantive allegations as the Ritchie action. In September 2006, the Court consolidated the Ritchie and McLaughlin actions. In October 2006, plaintiffs filed a consolidated complaint (the “State Court Consolidated Complaint”). The State Court Consolidated Complaint contains nine counts (as opposed to the two counts previously alleged in each of two actions), including counts for an accounting of all stock options granted to the individual defendants, breach of fiduciary duty and unjust enrichment, insider trading, rescission and breach of contract. The State Court Consolidated Complaint adds seven additional defendants: three former directors (one of whom is deceased); two former Chief Financial Officers, the Company’s former General Counsel and former Secretary and the Company’s former Executive Vice President and President of NYFIX Millennium. The nine counts of the State Court Consolidated Complaint are based on claimed backdating of stock option grants to eleven individual defendants between 1997 and 2003.  On January 25, 2007, the Company and the Outside Directors moved to dismiss the action on the grounds that plaintiffs failed to make a demand on the Company’s Board of Directors prior to initiating suit on the Company’s behalf. Plaintiffs opposed that motion on February 26, 2007, and the Company and the Outside Directors filed a reply on March 12, 2007. The motion was taken off calendar by plaintiffs’ counsel. The Court has not scheduled a hearing on the motion and the date of a ruling cannot be predicted at this time.  On February 21, 2007, the Court granted a motion to stay discovery pending resolution of the motion the Company filed to dismiss.

On August 30, 2006, the Company was served as a nominal defendant with a complaint (the “Cattelona Complaint”) in a shareholder derivative action titled Cattelona v. Hansen, et al in the United States District Court for the District of Connecticut.   The Cattelona Complaint also names the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, a former Chief Financial Officer, and six other current and/or former directors as defendants. The Cattelona Complaint asserts counts against the individual defendants for violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 promulgated thereunder, and Section 14(a) of the Exchange Act and Section 20(a) of the Exchange Act, and for breach of fiduciary duty, gross mismanagement and corporate waste. In addition, the Cattelona Complaint asserts a count against four of the individual defendants for unjust enrichment based on claimed backdating of stock option grants to the latter individuals between 1999 and 2002.

On or about September 7, 2006, a complaint (the “Brock Complaint”) was filed in a shareholder derivative action titled Brock v. Hansen, et al, in the United States District Court for the District of Connecticut. The Brock Complaint names the Company as a nominal defendant, as well as the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, a former Chief Financial Officer, and six other current and/or former directors as defendants. The Brock Complaint asserts a count for an accounting of all stock options granted to the individual defendants, and counts against all individual defendants for violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment, and breach of contract. In addition, the Brock Complaint asserts counts against three individual defendants for rescission and for breach of contract for stock option grants made between 1997 and 2001.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On December 5, 2006, the U.S. District Court for the District of Connecticut consolidated the Brock and Cattelona actions. In December 2006, the plaintiffs filed a consolidated complaint (the “Federal Court Consolidated Complaint”). The Federal Court Consolidated Complaint contains twelve counts (as opposed to the eleven counts previously alleged in the Brock Complaint and the seven counts previously alleged in the Cattelona Complaint), including counts against all defendants for: violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder; violations of Section 14(a) of the Exchange Act; an accounting of all stock options granted to the individual defendants; breach of fiduciary duty and/or aiding and abetting; abuse of control; gross mismanagement; constructive fraud; corporate waste; and unjust enrichment. The Federal Court Consolidated Complaint also contains counts against six of the individual defendants for rescission and for breach of contract. The Federal Court Consolidated Complaint adds four additional defendants: two former directors, a former Chief Financial Officer and a former Executive Vice President of the Company and President of NYFIX Millennium. The twelve counts of the Federal Court Consolidated Complaint are based on claimed backdating of stock option grants to six individual defendants from 1997 to the filing of the Federal Court Consolidated Complaint. In June 2007, plaintiffs filed a corrected amended consolidated complaint (the “Federal Court Amended Consolidated Complaint”). The Federal Court Amended Consolidated Complaint drops eight individual defendants (two current directors, two former directors, a former Chief Executive Officer and director, a former Chief Financial Officer, a former Chief Information Officer and a former Executive Vice President of the Company and President of NYFIX Millennium), two counts for rescission and breach of contract and the count for violation of Section 14(a) of the Exchange Act and adds a count under Section 20 of the Exchange Act. The ten counts of the Federal Court Amended Consolidated Complaint are based on claimed backdating of stock option grants and an allegedly false and misleading Form 10-K filed in June 2005.  On October 15, 2007, the Company moved to dismiss the amended complaint for failure to properly allege demand futility. Plaintiffs filed a response on November 12, 2007, and the Company filed a reply on November 26, 2007. On December 6, 2007, the Court ruled that plaintiffs’ demand futility allegations should be measured as against the Board of Directors in office on June 26, 2007, and requested further briefing in light of that ruling. The Company filed a further memorandum on December 17, 2007. Plaintiffs filed a response on January 7, 2008, and the Company filed a reply on January 25, 2008. The date of the Court’s ruling on the defendants’ motion to dismiss cannot be predicted at this time.

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

The Company has determined that it has exposure as former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company has recorded a liability of $1.9 million related to potential tax withholdings not made upon the exercises of stock options in the United States previously classified as Incentive Stock Options (“ISOs”) and similar exposures related to potential withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL).

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

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

As a result of this internal review, in its 2005 10-K, the Company restated its consolidated financial statements for prior periods and related financial statement disclosures to reflect necessary adjustments, reducing its previously reported results by a net amount of $42.1 million (the “2005 Restatement”). The items adjusted consisted of stock-based compensation, acquisitions and investments, revenue recognition, income taxes and treasury stock. The findings of the Company’s internal review of historical stock-based compensation awards included (i) grants to officers and directors which were made outside the terms of the stock option plans then in effect; (ii) modifications of grants to Peter Hansen, the Company’s founder, former Chief Executive Officer and Chairman, where evidence could not be located to demonstrate that the modifications were authorized by the Board or Compensation Committee; (iii) retroactive reinstatement of the employment status of Richard Castillo, the Company’s former Chief Financial Officer and Secretary, after he had discontinued providing employee services and the continued vesting of his outstanding awards; (iv) subsequent changing of vesting terms with retroactive documentation as of an earlier date; (v) grant schedules to the minutes of Board or Compensation Committee meetings which included awards that were not initiated until after the dates of these meetings; (vi) grant schedules to the minutes of Board or Compensation Committee meetings which included awards which were modified after the dates of such meetings to increase the number of options granted or to decrease the exercise price, but which were included on such schedules as if they had been granted in modified form on the dates of the Board or Compensation Committee meetings; (vii) options and warrants exercised by officers and directors with non-recourse notes where evidence could not be located to demonstrate that the issuance of such notes was approved by the Board or Compensation Committee; and (viii) other circumstances indicating the issuance of in-the-money grants. The modifications to Mr. Hansen’s grants noted in (ii) above resulted in the recording of a $25.0 million charge in March 2000, based on the incremental intrinsic value on the date assumed to be the modification date.

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

NYFIX Millennium SEC Inquiry

In connection with the restatement of the Company’s 1999 through 2002 consolidated financial statements relating to its accounting for the losses incurred by NYFIX Millennium filed in May 2004, the Division of Enforcement of the SEC informed the Company by letter dated July 14, 2004 that it was conducting an informal inquiry. On January 25, 2005, the Company filed a Current Report on Form 8-K, which indicated that the Company believed that the matter was a formal inquiry. The Company cooperated with the SEC, producing documents in response to document requests and subpoenas and making employees available for interviews and testimony. The SEC staff has taken testimony from current and/or former officers and/or directors, as well as from third parties, including the Company’s former independent registered public accounting firm. In March 2006, the Company announced that the SEC Enforcement Staff had advised the Company that it is recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual. As a result of the Staff’s recommendation, which is subject to a formal approval process within the SEC, the Company has not been required to produce any more documents or provide additional witnesses for testimony in connection with this inquiry.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other

During the normal course of business, the Company becomes involved in various other routine legal proceedings, including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

As noted separately in the consolidated statements of operations, the Company incurred $5.8 million, $12.8 million and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of the Company’s former independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. Amounts incurred during the year ended December 31, 2006 also included penalties of $0.6 million due to the Company’s delinquency in its periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed on July 5, 2006, and $0.4 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. In 2007, $0.1 million of the stock-option modification charge discussed above was reversed. The Company will likely continue to incur material amounts of expense associated with these matters until they are resolved.

In January 2008, the Company received a $5.0 million advance from its primary carrier under its previous Directors and Officers insurance policy for fees incurred in defense of the SEC investigation into the Company’s historical stock option activity as well as related litigation. As this amount can be recovered by the carrier in certain circumstances, the Company will defer recognition of these proceeds in its operating results until further progress is made in resolving these contingencies. The Company is pursuing additional claims from its secondary carriers under its previous insurance policies which have additional limits aggregating $10.0 million.

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

Nasdaq Delisting and Relisting Proceedings

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

As a result of this delisting, the Company’s common stock was traded in the over-the-counter (“OTC”) securities market with real-time quotes available on the Pink Sheets electronic quotation service using the symbol NYFX from November 1, 2005 through February 8, 2008.

On November 19, 2007, the Company applied to the Nasdaq Listing Qualifications Panel for relisting on the Nasdaq Capital Market. That application was approved on February 8, 2008, and on February 11, 2008, the Company’s common stock resumed trading on the Nasdaq Capital Market under the symbol NYFX.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stockholders’ Rights Plan

On September 19, 2007, the Stockholders’ Rights Plan that was declared effective on September 1, 1997 expired. Prior to expiration, there was a preference share purchase right (a “Right”) for each outstanding share of common stock of the Company held by stockholders. Each Right entitled the registered holder to purchase from the Company, at any time after a stockholder acquires 20% or more of the Company's outstanding common stock, as set forth in the Rights Agreement, shares of the Company’s Series A Preferred Stock. The purchase price was $40 per one one-hundredth of a share of Preference Stock. The Board of Directors will continue to evaluate whether a new stockholders’ rights plan should be put in place.

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock. In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

Private Placement - Convertible Preferred Stock

On October 12, 2006 (the “Commitment Date”), the Company closed a Securities Purchase Agreement with Warburg Pincus, pursuant to which Warburg Pincus acquired 1.5 million shares of the Company’s preferred stock designated as Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and a warrant to purchase shares of common stock of the Company (the “Warrant”) for $75 million (the “Preferred Stock SPA”). The Company intends to continue to use the net proceeds, after deducting a 6% placement agent fee and other transaction related expenses aggregating $5.9 million, for general corporate purposes and business development activities.

The holders of the Series B Preferred Stock are entitled to vote with the holders of common stock on all matters submitted to a vote of the holders of common stock on an as-if-converted basis, with the exception of the election of directors. With respect to the election of directors, for so long as Warburg Pincus continues to hold more than 50% of Series B Preferred Stock initially issued to it pursuant to the Preferred Stock SPA, the holders of Series B Preferred Stock shall have the right, voting separately as a class, to appoint and elect two directors of the Company.  In addition, if certain financial representations in the Preferred Stock SPA are proved to be incorrect as of the date they were made in any material respect, the holders of Series B Preferred Stock shall have the right, voting separately as a class, to appoint and elect a third director of the Company.

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

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Estimated risk-free interest rate	5.0%
Expected term, equals life of warrant (in years)	10
Expected volatility	70.0%
Expected dividend yield	0.0%

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Common Stock and Treasury Stock

At December 31, 2004, the Company had outstanding 32,425,630 shares of common stock, with 1,327,230 held in treasury.

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

Other Uses and Repurchases - Common Stock and Treasury Stock

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

During 2007, certain stock options on the pending notification list aggregating 336,175 shares were exercised. Included in this amount were options covering 225,000 shares held by an accredited investor (and former executive officer), which were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The excess of the average cost of these treasury shares over the exercise proceeds received of $2.7 million was charged to retained earnings In the fourth quarter 2007, stock options totaling 5,770 shares were exercised and restricted stock units (“RSUs”) totaling 200,000 were settled in shares.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As a result of the foregoing activity, including the 2006 private placement of common stock, the Company had the following common shares issued, held in treasury and outstanding as of the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Common shares issued	37,725,758	36,654,986	33,784,293
Common shares held in treasury	(906,826)	(1,133,778)	(1,188,290)
Common shares outstanding	36,818,932	35,521,208	32,596,003

Subsequent Stock Issuances

On December 11, 2007, the Board of Directors declared a dividend, payable January 2, 2008, to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2007. As a result, the Company issued 525,000 restricted shares of common stock, with a fair value of approximately $2,441,000 based on the market price of its common stock on the declaration date. These accumulated dividends along with the dividends declared on June 19, 2007 noted above are reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share (see Note 15).

11.	Income Taxes

Significant components of the income tax (benefit) provision were as follows for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

Current tax provision:
Federal	$-	$-	$-
State	-	-	-
Foreign	83	-	-
	83	-	-
Deferred tax (benefit) provision:
Federal	(336)	109	109
State	(112)	39	39
Foreign	-	-	-
	(448)	148	148
	(365)	148	148
Benefit applied to reduce goodwill	90	41	41
Income tax (benefit) provision	$(275)	$189	$189

The United States and foreign components of loss from continuing operations before income tax (benefit) provision were as follows for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	2007	2006	2005

United States	$(34,477)	$(16,456)	$(6,606)
Foreign	(7,560)	95	552
Total	$(42,037)	$(16,361)	$(6,054)

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s effective tax (benefit) rate differs from the federal statutory rate of 35% as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Statutory federal tax (benefit) rate	(35)%	(35)%	(35)%
State and local taxes, net of federal benefit	(6)%	(7)%	(7)%
Foreign tax rate differential	1%	0%	0%
Valuation allowance	35%	42%	43%
Other	4%	1%	2%
Effective tax rate	(1)%	1%	3%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following at December 31, 2007 and 2006:

(in thousands)	2007	2006

Deferred tax assets:
Bad debt expense	$65	$238
Deferred revenue	1,205	987
Intangible asset amortization	940	872
Compensation expense attributable to outstanding stock options	3,904	3,513
Restructuring charge	815	932
Capitalized software costs	1,101	1,520
Net operating loss carryforwards	39,466	22,243
Basis difference in NYFIX Millennium	-	2,457
Research and development tax credit carryforwards	1,600	1,600
Capital loss carryforward	47	325
Other	448	507
Total deferred tax assets	49,591	35,194
Deferred tax liabilities:
Depreciation and amortization	947	555
Amortization of goodwill related to Renaissance	-	480
Amortization of goodwill related to NYFIX Millennium	32	-
Other	-	56
Total deferred tax liabilities	979	1,091
Net deferred tax assets	48,612	34,103
Valuation allowance	(48,644)	(34,583)
Net deferred tax liabilities	$(32)	$(480)

At December 31, 2007, the Company had federal net operating loss carryforwards (“NOLs”) of $86.7 million, which may be used to offset future taxable income, if any. The Company’s federal NOLs expire between 2022 and 2027. At December 31, 2007, the tax benefits available on state and local returns for NOLs were $10.3 million, with portions expiring at various dates from 2009 to 2027. Portions of the federal and state research and development tax credit carryforwards outstanding at December 31, 2007 expire at various dates from 2016 to 2023. As described in Note 1, the Company maintains a valuation allowance in accordance with SFAS 109 of $48.6 million and $34.6 million on its net deferred tax assets at December 31, 2007 and 2006, respectively. These amounts exclude the offsetting impact of the deferred tax liability for amortization of goodwill related to the acquisition of the remaining interest in NYFIX Millennium due to its indefinite life. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets. The net deferred tax liabilities as of December 31, 2007 and 2006 are included in other long term liabilities in the accompanying consolidated balance sheets.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company’s stock option plans give rise to compensation which is includable in the taxable income of the recipients and deductible by the Company for federal and state income tax purposes.

Compensation expense attributable to non-qualified stock options granted gives rise to a temporary difference and is not deductible by the Company for federal and state income tax purposes until stock options are exercised. When stock options are canceled prior to being exercised, the Company does not receive any tax benefit and records the reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance. Such reductions in deferred tax assets related to awards that were cancelled and exercised were $2.0 million and $1.9 million during the years ended December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007, 2006 and 2005, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2001. The Internal Revenue Service (IRS) commenced examination of the Company’s U.S. income tax returns for 2001 and 2004 in the second quarter of 2006 that is anticipated to be completed by the end of 2008.

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

The Company sponsors a 401(k) retirement plan (the “401(k) Plan”) covering substantially all of its U.S. employees who meet eligibility requirements. The 401(k) Plan permits participants to contribute a percentage of their annual compensation, as defined, not to exceed the federal limits. The 401(k) Plan permits the Company to match a portion of the employees' contributions. The Company matched employees’ contributions up to 3% of their annual compensation, subject to limitations, in each of 2007, 2006 and 2005. The Company’s contributions under the 401(k) Plan are discretionary.

The Company also maintains various benefit plans for its international employees. The Company may make discretionary contributions to these plans.

The aggregate cost of contributions made by the Company to all employee benefit plans were $0.8 million, $0.7 million and $0.5 million in 2007, 2006 and 2005, respectively.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.	Equity Incentive Plans

2007 Omnibus Equity Compensation Plan

On October 2, 2007, the Board of Directors adopted the NYFIX, Inc. 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), which provides for stock-based awards to employees (including foreign employees), certain consultants and non-employee directors. The 2007 Plan permits awards covering a total of 9,450,000 shares plus unused shares available under prior plans and shares outstanding under prior plans that are forfeited, cancelled, expired, exchanged or surrendered without issuance or transfer of shares. Upon stockholder approval of the 2007 Plan on December 11, 2007, no additional grants are permitted under the prior plans. The 2007 Plan limits the number of shares that may be issued under incentive stock options to 5,000,000 shares and limits the number of shares as to which awards may be issued to any one individual during a consecutive 12-month period to 5,000,000 shares. Generally, time-based options and restricted stock units become exercisable over a four-year period. Stock options expire in ten years. The exercise price of stock options granted under the 2007 Plan must be at least equal to the fair market value of the Company’s common stock at the date of grant, as defined. At December 31, 2007, stock options to purchase 6,234,874 shares of the Company’s common stock under the 2007 Plan were outstanding, of which 172,192 were exercisable. Additionally, 1,118,250 unvested restricted stock units were outstanding under the 2007 Plan.

2001 Stock Option Plan

On March 13, 2001, the Company’s Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) under which a total of 2,000,000 shares of the Company’s common stock were authorized for issuance. The 2001 Plan was approved at the Company’s Annual Meeting of Stockholders held on June 4, 2001. In 2002, the Company amended the 2001 Plan to increase the total number of shares of the Company’s common stock available for issuance to 3,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 10, 2002. Pursuant to the 2001 Plan, as amended, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. Generally, options become exercisable over a three-year period and expire in ten years. The exercise price of stock options granted under the 2001 Plan must be at least equal to the fair market value of the Company’s stock at the date of grant, as defined. The Company filed a Form S-8 Registration Statement in 2007 to register the additional 1,500,000 authorized shares related to the 2002 amendment to the 2001 Plan. Future grants under the 2001 Plan were restricted upon the adoption of the 2007 Plan. At December 31, 2007, stock options to purchase 3,225,456 shares of the Company’s common stock under the 2001 Plan were outstanding, of which 1,772,893 were exercisable.

Javelin Stock Option Plan

As a result of the Company’s acquisition of Javelin on March 31, 2002, the Company assumed the Javelin 1999 Stock Option Plan, as amended (the “Javelin Plan”). The Javelin Plan authorized grants of options to purchase the common stock of Javelin, and after the acquisition authorized grants of options to purchase the common stock of the Company. At the acquisition date, the Javelin options then outstanding were converted into options to purchase the common stock of the Company at a conversion rate of 0.51 to one and the converted options had a term equal to the then remaining term of the Javelin options. The options outstanding under the Javelin Plan were fully vested at the time of the Company’s acquisition of Javelin pursuant to a change of control clause within the Javelin Plan. Generally, options granted under the Javelin Plan have a term of ten years. The exercise price per share may be less than, equal to or greater than the fair market value per share of the Company’s common stock on the grant date. Pursuant to the Javelin Plan, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. At December 31, 2007, stock options to purchase 143,077 shares of the Company’s common stock under the Javelin Plan were outstanding and exercisable.

1991 Stock Option Plan

On March 30, 1999, the Company’s Board of Directors adopted the first amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan (the “1991 Plan”). The 1991 Plan was amended to increase the number of shares of common stock available for issuance upon exercise of options granted there under from 1,500,000 shares to 2,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 7, 1999. The number of shares authorized for issuance increased from 2,500,000 to 3,750,000 due to a 3 for 2 stock split effective November 15, 1999. The number of shares authorized for issuance under the 1991 Plan increased from 3,750,000 to 5,625,000 due to a 3 for 2 stock split effective April 4, 2000. On March 29, 2000, the Board of Directors adopted the second amendment to the 1991 Plan. Under this amendment, the number of shares authorized for issuance was increased from 5,625,000 shares to 6,625,000 shares of common stock. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 5, 2000. Generally, options granted became exercisable over a three-year period and expire in ten years. The 1991 Plan expired on June 23, 2001. At December 31, 2007, stock options to purchase 515,132 shares of the Company’s common stock under the 1991 Plan were outstanding and exercisable. Although the 1991 Plan expired on June 23, 2001, as described above, any of the options outstanding under the 1991 Plan that are forfeited, cancelled, expired, exchanged or surrendered without issuance or transfer of shares become issuable under the 2007 Plan.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity Compensation Not Approved by the Company’s Stockholders

In 2001, the Company intended to issue stock options to purchase 171,176 shares, reflecting the then estimation of the remaining amount available under the 1991 Plan. However, by the time former management had determined the grantees and completed the granting process, the 1991 Plan had expired. Of the 171,176 options, 103,176 options were granted by year-end 2001 and 68,000 in 2002. As a result, these awards are now considered issued outside of a shareholder approved plan. At December 31, 2007, stock options to purchase 50,000 shares from this issuance remain outstanding and exercisable.

As a result of the findings of the Company’s internal review over historical stock-based compensation awards (described in Note 2 of its 2005 consolidated financial statements), certain of the awards disclosed above as outstanding at December 31, 2007 from the 2001 Plan and the 1991 Plan may also be considered as having been made outside of a shareholder approved plan. Based on the SEC Staff guidance to industry dated September 19, 2006, any such legal determination would not impact the Company’s accounting for such awards as the Company has consistently honored these awards through the issuance of stock and intends to continue to do so in the future.

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for 2007, 2006 and 2005, follows:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2007			2006			2005
Options	Shares		Weighted average exercise price	Shares		Weighted average exercise price	Shares		Weighted average exercise price

Outstanding at beginning of the year	3,670,780		$9.56	5,157,247		$10.31	6,758,406		$10.74
Grants with exercise prices:
Below fair market value on Grant Date	-		$-	-		$-	2,000		$4.75
At fair market value on Grant Date	7,139,075		$4.59	-		$-	91,000		$5.32
Above fair market value on Grant Date				-		$-	4,000		$5.77
Exercised	(342,425)		$2.50	-		$-	(31,433)		$3.98
Cancelled	(1,727,746	) (3)	$8.53	(1,486,467)		$13.39	(1,666,726)		$11.92

Outstanding at end of the year	8,739,684	(4)	$5.98	3,670,780	(2)	$9.56	5,157,247	(1)	$10.31

Exercisable at end of the year	2,653,294	(4)	$9.18	3,522,217	(2)	$9.71	4,491,280	(1)	$10.76

Weighted average fair value of options granted:	Shares	Weighted average fair value	Shares	Weighted average fair value	Shares	Weighted average fair value
Below fair market value on Grant Date	-	$-	$-	$-	2,000	$3.01
At fair market value on Grant Date	7,139,075	$2.87	$-	$-	91,000	$3.75
Above fair market value on Grant Date	-	$-	$-	$-	4,000	$2.77

(1) Includes 69,492 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.12 per share.
(2) Includes 1,089,906 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.95 per share.
(3) Includes 686,421 shares related to Pending Exercises that were cash settled.
(4) Includes 138,632 shares related to Pending Exercises not yet settled. The weighted average exercise price for such shares approximates $3.54 per share.

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

On August 28, 2007, the Company offered former employees holding 910,883 of these awards three alternatives related to their Pending Exercises: 1) cash settle the awards based on the value of its stock on the initial request date, 2) exercise the options within 30 days, or 3) allow the options to lapse. Former employees holding 686,421 of the awards accepted the Company’s cash settlement offer. Payments aggregating approximately $1.2 million were made in October 2007 to satisfy this obligation. Former employees holding 111,175 awards exercised their options while former employees holding 113,287 awards allowed their awards to lapse. The remaining 138,632 Pending Exercises are held by former overseas employees who have other option related issues that the Company is seeking to resolve concurrently. These awards have been extended to August 2008. If the Company were to cash settle these options, the potential cash exposure would be $0.3 million.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Once it was considered probable that an award would reach its maximum contractual term of 10 years prior to the time the Company was able to honor the award through the issuance of stock, the award was considered modified to a cash settled award and a resulting reclassification to liability was recorded. The recorded liability for a cash settled expired award is offset against a charge to additional paid in capital to the extent of the original grant date fair value of such award (calculated under SFAS 123). Any additional liability amounts were recorded through compensation expense.

During 2007, the Company paid $0.5 million to cash settle 136,750 options which had reached their 10-year contractual life and expired. At December 31, 2007, liabilities outstanding for modified awards to be cash settled, related to expired options covering 33,010 shares, aggregated $0.1 million.

During 2006, the Company increased the exercise prices of certain grants still outstanding totaling 884,500 shares. In June 2006, the Board of Directors, on the recommendation of the Compensation Committee, increased the exercise prices of certain grants still outstanding to certain current (and former) directors and officers for 880,500 shares where a higher exercise price was deemed more appropriate. In December 2006, an additional 4,000 shares were repriced accordingly to remedy the IRS Code 409A exposure with respect to a former executive officer. The weighted average exercise prices for these 884,500 shares were increased by approximately $2.10 per share. Because the modifications increased the exercise prices of the related options (and as a result decreased the fair value of the awards) the Company recorded no accounting charge related to these modifications under SFAS 123(R).

In August 2007, the Company remedied the Section 409A exposure with respect to substantially all current rank and file employees by unilaterally increasing exercise prices of affected grants covering 139,289 shares. The weighted average exercise price for these shares was increased by $0.98 per share. Because the modifications increased the exercise prices of the related options (and as a result decreased the fair value of the awards) the Company recorded no accounting charge related to these modifications under SFAS 123(R). The Company paid these employees an aggregate cash amount of $0.1 million in January 2008 to offset the impact of the increase in these exercise prices. To remedy the Section 409A exposure of former employees holding Pending Exercises the Company paid less than $0.1 million representing the former employees’ 20% additional tax on stock option gains as called for under Section 409A, including related interest and an income tax gross-up.

In October 2007, the Board of Directors, on the recommendation of the Compensation Committee, extended the expiration date for option awards to two directors who did not stand for re-election in December 2007 from ninety days following the termination of their service as a director to one year following the termination of their service as a director. This extension affected options for 184,050 shares with a weighted average exercise price of $18.87.

The following table summarizes information about time-based stock options outstanding and exercisable at December 31, 2007:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

		Options Outstanding		Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Low	High
$1.96	$4.00	393,227	$3.63	393,227	$3.62
$4.01	$4.50	362,000	$4.31	121,376	$4.32
$4.51	$6.00	6,903,571	$4.62	1,057,805	$4.72
$6.01	$7.50	391,613	$6.67	391,613	$6.67
$7.51	$20.00	373,273	$12.60	373,273	$12.60
$20.01	$38.75	316,000	$31.92	316,000	$31.92
		8,739,684	$5.98	2,653,294	$9.18
Aggregate Intrinsic Value		$6,124,262		$1,489,782

Weighted Average Remaining Life (years)			8.7		6.2

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005
Average risk-free interest rate	4.1%	NA	3.6%
Average expected life in years	5.8	NA	5.5
Expected volatility	66.0%	NA	80.0%
Expected dividend yield	0.0%	NA	0.0%
Expected forfeiture rate (1)	6.0%	NA	NA

(1) In 2005, under APB 25 and SFAS 123 (for pro forma purposes), actual forfeitures are reflected.

The Company did not award any grants during 2006. As disclosed in Note 1, pro forma compensation expense associated with options granted under the Plans during 2005 was approximately $2.3 million.

Time-Based Restricted Stock Units

	2007
Restricted Stock Units	Shares	Weighted Average Fair Value

Outstanding at beginning of the year	-	$-
Granted	1,003,500	$4.61
Settled with shares	(200,000)	$4.60
Cancelled	(35,250)	$4.60
Outstanding at end of the year	768,250	$4.60

There were no restricted stock unit grants prior to 2007.

During 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of a term in his employment agreement requiring the issuance of shares with a fair market value of $300,000. The $300,000 fair value is being charged to stock-based compensation expense pro rata over the requisite service period.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance Awards

In October 2007, 1,428,855 performance-based stock options and 350,000 performance-based restricted stock units were granted under the 2007 Plan and will be eligible to be earned in equal pro rata installments from 0% up to 100% for the performance period 2007 through 2010 (2008 through 2010 for performance-based stock options) based on the achievement of annual revenue and operating earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals. The 2007 goals were not met and none of the 2007 awards were earned as of December 31, 2007. Any performance-based stock options and restricted stock units that are not earned for 2007 through 2009 performance will carry forward and may be earned based on cumulative catch-up criteria established for 2010 (which may be different than those used for the annual 2010 tranche). The annual goals for 2008 through 2010 will not be approved until the beginning of each year. The cumulative catch-up criteria have not presently been set, but will be set prior to March 2010. Options and restricted stock units earned in 2009 based on 2008 performance will vest and be paid in March 2010; options and restricted stock units earned in 2010 based on 2009 performance will vest and be paid in March 2011, and options and restricted stock units earned in 2011 based on 2010 performance will vest and be paid in March 2011. The performance-based options have an exercise price of $4.60. The performance-based stock options and restricted stock units remained outstanding at December 31, 2007. None of the performance-based grants were exercisable at December 31, 2007.

Stock-based compensation expense for 2007, 2006 and 2005, as presented in the Company’s consolidated statements of operations by line item, is shown below:

(in thousands)	2007	2006	2005
Cost of subscription and maintenance	$272	$81	$48
Cost of transaction	108	9	5
Cost of product sales and services	6	4	2
Selling, general and administrative	5,579	747	159
SEC Investigation, restatement and other related expenses	(118)	396	-
Subtotal related to continuing operations	5,847	1,237	214
Income (loss) from discontinued operations	-	18	(9)
Total (1)	$5,847	$1,255	$205

(1) 2006 includes $0.3 million of expense related to expired options to be cash settled and $0.1 million of expense related to extending the normal 90 day post-termination exercise period. 2007 includes a reversal of amounts previously recognized.

As of December 31, 2007, there was $17.6 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.6 years.

15.	Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended December 31, 2007, 2006 and 2005:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)	2007	2006	2005
Loss from continuing operations	$(41,762)	$(16,550)	$(6,243)
Less: Accumulated preferred dividends (Note 10)	(5,868)	(1,354)	-
Less: Beneficial conversion feature on preferred stock (Note 10)	-	(18,139)	-
Loss from continuing operations applicable to common stockholders, basic and diluted	(47,630)	(36,043)	(6,243)
Income (loss) from discontinued operations, basic and diluted	676	3,646	(174)
Loss applicable to common stockholders, basic and diluted	$(46,954)	$(32,397)	$(6,417)

Basic and diluted loss from continuing operations per common share	$(1.32)	$(1.06)	$(0.19)
Basic and diluted income (loss) from discontinued operations per common share	0.02	0.11	(0.01)
Basic and diluted loss per common share	$(1.30)	$(0.95)	$(0.20)

Weighted average common shares outstanding (1):
Basic and diluted shares	36,160	34,035	32,509

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	8,740	3,671	5,157
Outstanding time-based restricted stock units (3)	816	-	-
Warrants (3)	2,250	2,250	-
Convertible note(s) (3)	1,770	1,325	1,304
Convertible preferred stock (3)	15,000	15,000	-

(1) Excludes nonvested restricted stock units.
(2) Excludes performance-based grants as the necessary conditions have not been satisfied.
(3) The impact of time-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is anti-dilutive in a period of loss from continuing operations.

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

Transaction Services Division. The Transaction Services Division is currently comprised of the two (formerly three) U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities (NYFIX Securities was previously comprised of NYFIX Clearing Corporation and NYFIX Transaction Services, Inc., which were merged and renamed on September 30, 2007), together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium. NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro Millennium™, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities housed within NYFIX International. During the year ended December 31, 2007, the Company incurred pre-operating and start-up costs of $4.0 million related to this initiative. These pre-operating and start-up costs are included in Corporate & Other in the segment information reported below. Euro Millennium™ initiated trading activities during March 2008.

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Order Management Systems Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients. The OMS Division includes revenues and expenses related to the Fusion OMS product which was discontinued in October 2007 (see Note 4). The 2007 operating loss for the OMS Division includes impairment charges of $7.6 million and restructuring charges of $0.3 million associated with discontinuing the Fusion OMS product.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in Note 1.

For the years ended December 31, 2007, 2006 and 2005, no single customer accounted for more than 10% of consolidated revenue.

The Company does not currently break-out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the years ended December 31, 2007, 2006 and 2005:

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands)	FIX Division	Transaction Services Division	OMS Division	Corporate & Other (1)	Total
2007
Revenue - external customers	$55,143	$56,955	$9,604	$-	$121,702
Revenue (cost of revenues), net - intersegment	2,528	(3,398)	870	-	-
Net revenue	57,671	53,557	10,474	-	121,702
Operating income (loss) (2)	1,999	1,017	(29,627)	(18,972)	(45,583)
Depreciation and amortization (2)	3,865	2,367	3,926	-	10,158
Goodwill	45,512	11,889	-	-	57,401

2006
Revenue - external customers	$46,245	$34,255	$17,853	$-	$98,353
Revenue (cost of revenues), net - intersegment	2,347	(3,438)	1,091	-	-
Net revenue	48,592	30,817	18,944	-	98,353
Operating income (loss) (2)	6,958	2,120	(9,983)	(16,341)	(17,246)
Depreciation and amortization (2)	4,294	2,198	4,664	-	11,156
Goodwill	48,383	9,810	-	-	58,193

2005
Revenue - external customers	$37,521	$29,792	$21,786	$-	$89,099
Revenue (cost of revenues), net - intersegment	2,293	(3,472)	1,179	-	-
Net revenue	39,814	26,320	22,965	-	89,099
Operating income (loss) (2)	5,073	822	(4,211)	(7,086)	(5,402)
Depreciation and amortization (2)	4,403	2,488	5,793	-	12,684
Goodwill	48,404	9,830	-	-	58,234

(1) Corporate & Other includes SEC investigation, restatement and other related expenses, corporate restructuring costs, Euro Millennium pre-operating and start-up costs, certain transitional costs and other corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.
(2) Depreciation and amortization and operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

The following table presents information by geographic area for the years ended December 31, 2007, 2006 and 2005:

(in thousands)	United States	Foreign	Total
2007
Revenue	$114,845	$6,857	$121,702
Long-lived assets	86,331	3,790	90,121
2006
Revenue	$94,045	$4,308	$98,353
Long-lived assets	81,752	629	82,381
2005
Revenue	$85,368	$3,731	$89,099
Long-lived assets	84,401	660	85,061

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17.	Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2007	$316	$98	$132	$282
Year ended December 31, 2006	$580	$2	$266	$316
Year ended December 31, 2005	$1,478	$97	$995	$580

18.	Supplemental Cash Flow Information

Information about other cash flow activities during the years ended December 31, 2007, 2006 and 2005 follows:

(in thousands)	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid for interest	$509	$837	$704
Cash paid (refunded) for income taxes, net	$-	$(1)	$(286)
Supplemental schedule of noncash investing and financing information:
Capital lease obligations incurred for the purchase of property and equipment and prepaid maintenance	$1,012	$727	$891
Accrued purchase price obligation in connection with acquisition	$7,273	$-	$-
Common stock and treasury stock issued for promissory note payments	$193	$258	$708
Common stock issued for preferred stock dividends	$4,780	$-	$-
Common stock received into treasury for stock option exercise payment	$(450)	$-	$-
Common stock issued from treasury for stock option exercise	$1,384	$-	$-

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19.	Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated quarterly financial information for each of the quarters in 2007 and 2006.

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$27,730	$30,758	$32,563	$30,651
Gross profit	13,396	13,824	14,755	14,617
SEC investigation, restatement and other related expenses	3,593	1,392	612	249
Restructuring charge	-	-	-	331
Asset impairment charge	-	-	-	7,596

Loss from continuing operations	$(6,328)	$(7,370)	$(7,432)	$(20,632)
Income (loss) from discontinued operations, including gain on sale of $1,905 in the fourth quarter	-	-	-	676
Net loss	(6,328)	(7,370)	(7,432)	(19,956)
Accumulated preferred dividends (Note 10)	(1,717)	(1,709)	(1,260)	(1,182)
Loss applicable to common stockholders	$(8,045)	$(9,079)	$(8,692)	$(21,138)

Basic and diluted loss from continuing operations per common share	$(0.22)	$(0.25)	$(0.24)	$(0.60)
Basic and diluted income from discontinued operations per common share	-	-	-	0.02
Basic and diluted loss per common share	$(0.22)	$(0.25)	$(0.24)	$(0.58)
Basic and diluted weighted average common shares outstanding	35,767	35,901	36,860	36,601

NYFIX, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$23,722	$22,952	$25,240	$26,439
Gross profit	11,233	10,507	12,876	13,374
SEC investigation, restatement and other related expenses	4,054	3,688	1,928	3,088
Restructuring charge	-	-	2,056	-

Loss from continuing operations	$(4,062)	$(4,804)	$(3,783)	$(3,901)
Income (loss) from discontinued operations, including gain on sale of $4,035 in the third quarter	(192)	(200)	4,038	-
Net income (loss)	(4,254)	(5,004)	255	(3,901)
Accumulated preferred dividends (Note 10)	-	-	-	(1,354)
Beneficial conversion feature on preferred stock (Note 10)	-	-	-	(18,139)
Income (loss) applicable to common stockholders	$(4,254)	$(5,004)	$255	$(23,394)

Basic and diluted loss from continuing operations per common share	$(0.12)	$(0.15)	$(0.11)	$(0.66)
Basic and diluted income (loss) from discontinued operations per common share	(0.01)	(0.00)	0.12	-
Basic and diluted income (loss) per common share	$(0.13)	$(0.15)	$0.01	$(0.66)
Basic and diluted weighted average common shares outstanding	32,596	32,596	35,380	35,521

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the results of this evaluation and the material weaknesses in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.

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

Under the supervision of our Chief Executive Officer and our Chief Financial Officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We reported in our Annual Report on Form 10-K for 2006 several material weaknesses in our internal control over financial reporting as of December 31, 2006. Remediation of those material weaknesses was initiated during 2006 and continued into 2007. In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2007 (consisting of two material weaknesses reported in our Annual Report on Form 10-K for 2006 which have not yet been remediated):

(1)	We did not maintain effective controls to ensure that revenue from historical subscriptions was accurately and/or timely reflected on invoices and recorded in our accounting records.

(2)	We did not consistently follow procedures related to the acquisition, tracking and disposition of property and equipment.

As a result of the material weaknesses described above, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework, issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Friedman, our independent registered public accounting firm, as stated in their report, which is included herein.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting, our management, with oversight from our Audit Committee, has performed expanded and compensating measures to help ensure the accuracy of our financial reporting until such time as we are able to remedy all of our material weaknesses. Such measures included, among other things:

•	expansion of our period-end closing procedures,

•	enhanced monitoring and communications,

•	additional analyses and cross team reviews,

•	the dedication of significant internal resources,

•	the engagement of external consultants, and

•	additional top-level management reviews of financial information and related disclosures.

As a result of these expanded and compensating procedures, we concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 9A for a complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

Remediation of Certain Material Weaknesses reported in our 2006 Annual Report on Form 10-K

During the fourth quarter of 2007, we completed changes to address previously reported material weaknesses in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Also, in relation to these changes in internal controls, during the fourth quarter of 2007 and through the date of this Annual Report on Form 10-K, management completed its testing to validate the effectiveness of its remedial measures, and concluded that controls related to the remediation of certain of the material weaknesses previously disclosed in the Annual Report on Form 10-K for 2006 were in place and operating effectively for a sufficient period of time for management to determine that the material weaknesses were remediated as of December 31, 2007.

During the fourth quarter of 2007, we remediated material weaknesses in the following areas:

(1)	Maintaining an effective control environment.

(2)	Maintaining effective information technology general or application controls.

(3)	Maintaining adequate documentation and controls to properly value and disclose the impact of income tax timing differences.

To improve and strengthen our control environment, we, among other things:

•	Communicated to our employees the importance of improving and maintaining an effective system of internal controls, in several ways, including:

▪
The linkage of incentive compensation in 2007 to the achievement of key goals and objectives detailed in the recently established Critical Success Factors program. This program established, communicated and assigned key goals and objectives throughout the organization, including the remediation of control weaknesses.

▪	Through our SOX 404 Operations and Remediation Committee, the enhancement of the tracking and reporting of deficiency remediation and clarification of co-ownership responsibility for remediation.

•
Implemented corrective action plans to ensure the systematic periodic review, update and communication of policies, in the areas of information technology, human resources and accounting operations. Significant and substantial improvement has been made in each area, most notably in the development and implementation of IT related policies, the completion of which are discussed below. Additionally, the review and update of HR and Accounting policies are underway and the most critical and new human resources and accounting policies (and procedures) have been reviewed, updated and communicated. Such policy matters include the accounting and administration of stock-based compensation programs and the use of online performance appraisal tools.

•
Continued to enhance the monthly monitoring of controls through the expansion of the Company’s monthly business review process. The monthly business review now includes more detailed analyses of operating and financial performance/metrics, with comparisons to budget and revised forecasts.

To strengthen our information technology controls overall and address the material weaknesses related to our information technology operations and general application controls, we, among other things, completed and verified the effectiveness of several changes to information technology related control processes including:

•	The implementation of a new consolidated authentication and access control technology to monitor and manage access to financial and production systems.

•
The moving of corporate systems within class 1 data center environments to ensure availability and business continuity, thereby making a substantial investment in our data center infrastructure and management tools and processes to ensure availability of increased core infrastructure services including power, space, and environmentals.

•	The development and implementation of new policies and procedures over change management and emergency change management for financial and production systems.

•	The establishing of appropriate data management and backup policies related to critical production databases and storage.

•	The completion of security assessments and process reviews, including implementation of key recommendations.

To improve our documentation and controls over valuing and disclosing income tax timing differences, we engaged outside consultants to assist in the rebuilding of the tax fixed asset and depreciation records as part of the implementation of a tax accounting fixed asset sub-ledger. The system was tested and integrated into the accounting system work flow concurrent with the 2007 financial statement closing.

Ongoing Remediation of Material Weaknesses

During 2007, cross-functional teams were established to focus on the material weaknesses disclosed in our Annual Report on Form 10-K for 2006. Each team, led by the SOX 404 Operations & Remediation Committee and members of our finance team, went through a comprehensive process to identify and assess the issues relating to the material weaknesses, outline and assess potential solutions, finalize recommended solutions with the process owners, and monitor progress and the related implementation plan to improve financial controls and remediate the material weaknesses. As discussed in the previous section, these actions and specific changes in internal control over financial reporting resulted in the remediation of numerous previously disclosed material weaknesses during the fourth quarter of 2007.

While we believe our ongoing efforts have improved our internal control over financial reporting, we have not completed the redesign and/or implementation of all necessary procedures and controls or our documentation and testing of the processes. Accordingly, we will continue to perform the interim measures described above and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above.

We continue to have work remaining to remediate our remaining material weaknesses and management has continued to commit resources to our remediation program. We have developed corrective action plans with the goal of completing remediation of all of the remaining identified material weaknesses during 2008. There can be no assurance, however, as to when the remediation plan will be fully implemented and tested so that all our material weaknesses are declared remediated. There also can be no assurance that new issues will not be found in the future.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NYFIX, Inc.

We have audited the internal control over financial reporting of NYFIX, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2007:

(1)	The Company did not maintain effective controls to ensure that revenue from historical subscriptions was accurately and/or timely reflected on invoices and recorded in its accounting records.

(2)	The Company did not consistently follow procedures related to the acquisition, tracking and disposition of property and equipment.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, the Company did not maintain effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of NYFIX, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the change in accounting for stock-based compensation upon adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ Friedman LLP
East Hanover, New Jersey
March 12, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to Item 7 of our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to Item 8 of our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to Item 6 of our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to Item 7 of our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item  14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated herein by reference to Item 9 of our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Documents filed as part of this Annual Report on Form 10-K.

(1) Financial Statements.

See Index to Consolidated Financial Statements on page 52 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.

None. Financial statement schedules are omitted because they are not required, inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)    Exhibits

3.1	Restated Certificate of Incorporation. Incorporated herein by reference from Appendix B to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 0-21324).
3.2
Certificate of Amendment of the Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 0-21324).

3.3	Amended By-Laws. Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2008 (File Number 001-02292).
3.4
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Voting Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock of the Registrant. Incorporated herein by reference from Exhibit 3.2 of Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).

10.1
Convertible Promissory Note, dated December 30, 2004, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 0-21324).

10.2
Agreement, dated March 30, 2005, by and between the Registrant and Whitebox extending the Election Period on the Convertible Promissory Note. Incorporated herein by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Number 0-21324).

10.3
Agreement to Amend Convertible Promissory Note and Registration Rights Agreement and to Waive Breaches, dated June 24, 2005, by and between Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Number 0-21324).

10.4
Second Convertible Promissory Note, dated October 1, 2007, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2007 (File Number 0-21324).

10.5
Securities Purchase Agreement between the Registrant and certain clients of an institutional investor, dated June 29, 2006. Incorporated herein by reference from Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 0-21324).

10.6
Registration Rights Agreement between the Registrant, certain clients of an institutional investor and Rhone Group Advisors, LLC dated July 5, 2006. Incorporated herein by reference from Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 0-21324).

10.7
Purchase Agreement between the Registrant, NYFIX Overseas, Inc. and G.L. Trade S.A. dated August 25, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 (File Number 0-21324).

10.8
Securities Purchase Agreement, dated as of September 4, 2006, by and between Warburg Pincus Private Equity IX, L.P. and the Registrant. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 0-21324).

10.9
Warrant, dated October 12, 2006, issued by the Registrant to Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).

10.10
Registration Rights Agreement, dated October 12, 2006, between the Registrant and Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).

10.11
Indemnification Agreement, dated October 12, 2006, between the Registrant and Cary Davis. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).

10.12
Indemnification Agreement, dated October 12, 2006, between the Registrant and William Janeway. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).

10.13
Agreement and Plan of Merger dated as of October 31, 2007 between NYFIX Millennium, L.L.C. and NMMS, LLC. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 6, 2007 (File Number 0-21324).

10.14
Employment Agreement between Howard Edelstein and the Registrant dated September 4, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 0-21324).

10.15
First Amendment to the Employment Agreement between the Company and Mr. Edelstein dated October 2, 2007. Incorporated herein by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).

*10.16	Second Amendment to the Employment Agreement between the Company and Mr. Edelstein dated March 17, 2008.
10.17
Employment Agreement between Steven R. Vigliotti and the Registrant dated January 31, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 0-21324).

10.18
Agreement between the Registrant and David Merrill dated January 5, 2007. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed January 16, 2007 (File Number 0-21324).

10.19
Employment Agreement between the Registrant and Donald Henderson dated May 25, 2006. Incorporated herein by reference from Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 0-21324).

*10.20	Employment Agreement between the Registrant and Annemarie Tierney dated December 12, 2007.
10.21
Amendment No. 2 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant. Incorporated herein by reference from Exhibit 10.5 to the 2000 10-K (File Number 001-12292).

10.22	NYFIX, Inc. 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File Number 001-12292).
10.23
Amendment No. 1 to NYFIX, Inc. 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Number 0-21324).

10.24	2007 Omnibus Equity Compensation Plan. Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).
10.25	Form of Non-Qualified Stock Option Agreement. Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).
10.26
Form of Restricted Stock Unit Agreement (Performance-based Vesting). Incorporated herein by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).

10.27
Form of Restricted Stock Unit Agreement (Time-based Vesting). Incorporated herein by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).

10.28
2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Company and Mr. Edelstein Incorporated herein by reference from Exhibit 10.3 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.29
2007 Plan Non-Qualified Stock Option Agreement (Performance-based Vesting) between the Company and Mr. Edelstein Incorporated herein by reference from Exhibit 10.4 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.30
2007 Plan Restricted Stock Unit Agreement (Time-based Vesting) between the Company and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.5 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.31
2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Company and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.6 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.32
2001 Plan Non-Qualified Stock Option Agreement (Fully Vested) between the Company and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.7 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.33
2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Company and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.9 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.34
2007 Plan Restricted Stock Unit Agreement (Performance-based Vesting) between the Company and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.10 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.35
2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Company and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.11 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

10.36	2007 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
*14	Code of Conduct and Ethics
* 21	Subsidiaries of the Registrant.
*23	Consent of Friedman LLP
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

(c) Financial Statement Schedules

See Item 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYFIX, INC.
Dated: March 17, 2008	By: /s/	P. Howard Edelstein
P. Howard Edelstein
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lon Gorman	Chairman of the Board of Directors	March 17, 2008
Lon Gorman

/s/ P. Howard Edelstein	President and Chief Executive Officer and Director	March 17, 2008
P. Howard Edelstein	(principal executive officer)

/s/ Steven R. Vigliotti	Chief Financial Officer	March 17, 2008
Steven R. Vigliotti	(principal financial and accounting officer)

/s/ Cary J. Davis	Director	March 17, 2008
Cary J. Davis

/s/ William H. Janeway	Director	March 17, 2008
William H. Janeway

/s/ Mitchel A. Lenson	Director	March 17, 2008
Mitchel A. Lenson

/s/ William J. Lynch	Director	March 17, 2008
William J. Lynch

/s/ Michael J. Passarella	Director	March 17, 2008
Michael J. Passarella

/s/ Richard Y. Roberts	Director	March 17, 2008
Richard Y. Roberts

/s/ Thomas C. Wajnert	Director	March 17, 2008
Thomas C. Wajnert