Form 10-Q
period 2008-03-31
NYFIX INC
filed 2008-05-12
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 37,460,286 shares of our common stock outstanding on May 6, 2008.

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Form 10-K filed for the fiscal year ended December 31, 2007.

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

 PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$57,642	$75,657
Accounts receivable, less allowances of $226 and $282, respectively	16,444	14,609
Clearing assets	729,266	483,867
Prepaid expenses and other current assets	7,693	7,900
Total current assets	811,045	582,033
Property and equipment, net of accumulated depreciation and amortization of $39,529 and $37,984, respectively	22,284	21,478
Capitalized software costs, net of accumulated amortization of $16,067 and $15,755, respectively	6,720	5,789
Goodwill	57,322	57,401
Acquired intangible assets, net of accumulated amortization of $11,074 and $10,967, respectively	3,601	3,708
Other assets, net	860	1,745
Total assets	$901,832	$672,154

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$29,143	$39,163
Clearing liabilities	725,382	483,600
Current portion of capital lease obligations	725	923
Current portion of other long-term liabilities	1,489	1,564
Deferred revenue	4,551	4,648
Total current liabilities	761,290	529,898
Long-term portion of capital lease obligations	431	550
Long-term debt	9,949	9,941
Other long-term liabilities	1,343	2,354
Total liabilities	773,013	542,743
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $76,313 at March 31, 2008	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,373,268 and 37,725,758 shares issued, respectively	266,262	261,307
Preferred stock dividend distributable, 525,000 common shares	-	2,441
Accumulated deficit	(186,949)	(183,232)
Treasury stock, 923,108 and 906,826 shares, respectively, at cost	(12,600)	(13,194)
Accumulated other comprehensive income (loss)	14	(3)
Total stockholders' equity	128,819	129,411
Total liabilities and stockholders' equity	$901,832	$672,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008		2007

Revenue:
Subscription and maintenance		$17,518		$17,274
Transaction		13,268		9,776
Product sales and services		621		680
Total revenue		31,407		27,730

Cost of revenue:
Subscription and maintenance		7,651		8,546
Transaction		6,412		5,401
Product sales and services		81		387
Total cost of revenue		14,144		14,334

Gross profit		17,263		13,396

Operating expense:
Selling, general and administrative		20,396		16,878
SEC investigation, restatement and other related expenses		137		3,593
Depreciation and amortization		447		282
Restructuring charge		(158)		-

Loss from operations		(3,559)		(7,357)

Interest expense		(211)		(136)
Investment income		546		1,227
Other expense, net		-		(15)
Loss before income tax provision		(3,224)		(6,281)
Income tax provision		128		47
Net loss		(3,352)		(6,328)
Accumulated preferred dividends		(1,142)		(1,717)
Loss applicable to common stockholders		$(4,494)		$(8,045)

Basic and diluted loss per common share (net of accumulated preferred dividends)	$	(0.12)	$	(0.22)

Basic and diluted weighted average common shares outstanding		37,312		35,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
For the Three Months Ended March 31, 2008
(in thousands, except share amounts)

	Series B Voting Convertible preferred		Preferred stock					Accumulated other	Total
	stock issued		dividend	Common stock issued		Accumulated	Treasury	comprehensive	stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	income (loss)	equity
Balance December 31, 2007	1,500,000	$62,092	$2,441	37,725,758	$261,307	$(183,232)	$(13,194)	$(3)	$129,411
Comprehensive loss:
Net loss	-	-	-	-	-	(3,352)	-	-	(3,352)
Foreign currency translation adjustment	-	-	-	-	-	-	-	17	17
Total comprehensive loss	-	-	-	-	-	-	-	-	(3,335)
Issuance of common stock for restricted stock units settled in shares	-	-	-	122,510	-	-	-	-	-
Common shares issued in payment of preferred stock dividend	-	-	(2,441)	525,000	2,441	-	-	-	-
Issuance of shares from treasury stock pursuant to employment agreement	-	-	-	-	(300)	(365)	665	-	-
Purchase of treasury shares (16,282 shares)	-	-	-	-	-	-	(71)	-	(71)
Contingent conversion price adjustment related to convertible notes	-	-	-	-	14	-	-	-	14
Stock-based compensation expense	-	-	-	-	2,800	-	-	-	2,800
Balance March 31, 2008	1,500,000	$62,092	$-	38,373,268	$266,262	$(186,949)	$(12,600)	$14	$128,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net loss	$(3,352)	$(6,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,388	2,756
Restructuring charge	(158)	-
Stock-based compensation expense	2,800	109
Amortization of debt discounts and premiums	21	10
Deferred income taxes	49	37
Changes in assets and liabilities:
Accounts receivable	(1,837)	(3,793)
Prepaid expenses and other assets	1,069	(677)
Clearing assets	(245,312)	(8,449)
Deferred revenue	(100)	207
Accounts payable, accrued expenses and other liabilities	(6,273)	1,971
Clearing liabilities	241,704	6,713
Net cash used in operating activities	(9,001)	(7,444)
Investing activities:
Capital expenditures for property and equipment	(2,544)	(2,653)
Capitalization of software costs	(1,453)	(821)
Tax benefit attributable to goodwill	79	10
Payment for acquisition of minority interests	(4,656)	-
Net cash used in investing activities	(8,574)	(3,464)
Financing activities:
Principal payments under capital lease obligations	(317)	(251)
Purchases of treasury shares	(71)	-
Other, net	(65)	(92)
Net cash used in financing activities	(453)	(343)
Effect of exchange rate changes on cash	13	(3)
Net decrease in cash and cash equivalents	(18,015)	(11,254)
Cash and cash equivalents, beginning of period	75,657	105,888
Cash and cash equivalents, end of period	$57,642	$94,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Nature of Operations

NYFIX, Inc., together with its consolidated subsidiaries, provides trading workstations, middle office trade automation technologies and trade messaging services to domestic and international market participants. In addition, NYFIX’s registered broker-dealer subsidiaries also provide automated trade execution services to institutional counterparties and operate a matched-book stock borrow/stock loan business.

The Company has its headquarters and principal office on Wall Street in New York City, and has other offices in London, Hong Kong, Boston, MA, Stamford, CT, Lyndhurst, NJ and San Francisco, CA. The Company operates redundant data centers in the northeastern United States, as well as data center hubs in London and Amsterdam.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (“2007 Form 10-K”).

The accompanying unaudited condensed consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during 2008, as compared to what was previously disclosed in the 2007 Form 10-K.

2. Equity Incentive Plans

 The Company has stock-based incentive plans under which time-based and performance-based stock options and restricted stock units (“RSUs”) have been granted to employees and non-employee members of the Board of Directors. Generally, these options and RSUs vest over a period of four years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company. Stock options expire in ten years.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for the three months ended March 31, 2008, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)

Outstanding at beginning of the year	8,739,684		$5.98
Granted	801,000		$3.88
Exercised	-		-
Cancelled	(189,898)		$5.53

Outstanding at end of the period	9,350,786	(1)	$5.81	8.5	$681

Exercisable at end of the period	3,622,910	(1)	$7.91	6.8	$291

(1) Includes 127,334 shares related to pending exercises not yet settled. The weighted average exercise price for such shares approximates $3.55 per share.

Time-Based RSUs

A summary of activity under time-based restricted stock units for the three months ended March 31, 2008, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value	Aggregate intrinsic value ($000's) (1)

Outstanding at beginning of the year	768,250	$4.60
Granted	164,500	$3.76
Settled with shares	(122,510)	$4.60	$479
Cancelled	(40,375)	$4.60
Outstanding at end of the period	769,865	$4.42

(1) Represents the value of NYFIX stock on the date that the restricted stock units vest.
On grant date the fair value for these vested awards was $563.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Performance-based Awards

A summary of activity under performance-based stock option plans for the three months ended March 31, 2008, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (000's)

Outstanding at beginning of the year	1,428,855	$4.60
Granted	300,000	$3.85
Exercised	-	-
Cancelled	-	-

Outstanding at end of the period	1,728,855	$4.47	9.6	$150

Exercisable at end of the period	-	-	-	-

In addition, during 2007, 350,000 performance-based RSUs were granted. Performance-based stock options and performance-based RSUs are eligible to be earned (in amounts ranging from 0% to 100% of the award) in equal pro rata installments over four one-year performance periods based on the achievement of annual revenue and operating earnings before interest, taxes, depreciation and amortization goals. Any portion not earned in years one through three is eligible to be earned in year four based on the achievement of goals in year four. The 2007 goals were not met and none of the eligible awards were earned in 2007.

During 2008, no additional performance-based RSUs have been granted.

Stock-based Compensation Expense

Stock-based compensation expense during the three months ended March 31, 2008 and 2007 was approximately $2.8 million and $0.1 million, respectively.

As of March 31, 2008, there was $16.4 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.6 years.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

3. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Net loss	$(3,352)	$(6,328)
Less: Accumulated preferred dividends	(1,142)	(1,717)
Loss applicable to common stockholders, basic and diluted	$(4,494)	$(8,045)

Basic and diluted loss per common share	$(0.12)	$(0.22)

Weighted average common shares outstanding (1):
Basic and diluted shares	37,312	35,767

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	9,351	2,868
Outstanding time-based restricted stock units (3)	770	-
Warrants (3)	2,250	2,250
Convertible note(s) (3)	1,773	1,325
Convertible preferred stock (3)	15,000	15,000

(1) Excludes nonvested restricted stock and restricted stock units.
(2) Excludes performance-based grants as the necessary conditions have not been satisfied.
(3) The impact of time-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

4. Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(in thousands)	2008	2007
Accounts payable	$14,257	$16,369
Taxes, other than income and payroll taxes	316	439
Compensation and related	5,321	12,629
Modification of stock-based awards	370	370
Deferred insurance proceeds (Note 10)	5,000	-
Purchase price payable for minority interests	2,617	7,273
Other	1,262	2,083
Total accounts payable and accrued expenses	$29,143	$39,163

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

5. Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
(in thousands)	2008	2007
Securities borrowed	$716,764	$480,884
Securities failed-to-deliver	6,057	664
Deposits with clearing organizations and others	1,768	1,049
Receivables from clearing organizations and firms	4,677	1,270
Total clearing broker assets	$729,266	$483,867

Securities loaned	$717,556	$482,959
Securities failed-to-receive	2,997	641
Payables to clearing organizations and firms	4,829	-
Total clearing broker liabilities	$725,382	$483,600

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of March 31, 2008, securities borrowed with a fair value of $697.5 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three months ended March 31, 2008 and 2007, were as follows:

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Interest earned	$2,918	$3,652
Interest incurred	(2,653)	(3,341)
Net	$265	$311

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities” - previously comprised of NYFIX Clearing Corporation and NYFIX Transaction Services, Inc., which were merged and renamed on September 30, 2007) and NYFIX Millennium, L.L.C. (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule). NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1. The regulatory net capital ratio for NYFIX Millennium at March 31, 2008 was 0.92 to 1.

U.K. registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) is a registered firm of the Financial Services Authority (“FSA”) in the United Kingdom. NYFIX International is required to maintain the greater of the base capital resources requirement of €730,000 or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.

At March 31, 2008, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the United States and United Kingdom were $35.1 million, which was $23.4 million in excess of the Company’s aggregate requirement of $11.6 million (including the $10 million excess required by DTCC).

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

6. Restructuring Charges

During October 2007, the Company entered into a strategic agreement with Citi’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPalette® OMS in connection with the decision to exit the Fusion OMS business. As part of this transaction, the Company offered one-time termination benefits to affected employees. The Company recorded a restructuring charge of $0.3 million in the first quarter of 2008, which consisted of severance and retention costs. The Company expects the transition to be substantially complete by the end of the second quarter of 2008 and expects to incur an additional $0.3 million of such costs provided that certain employees stay for all or a portion of the remaining transition period, as required.

In March 2008, the Company terminated its lease and corresponding sublease of office space previously occupied in Stamford, CT for the payment of a $0.5 million lease termination fee. As a result, the Company reversed $0.5 million of previously recorded restructuring costs in the first quarter of 2008.

The liabilities related to the restructuring charges are included in current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the activity in the liabilities related to the restructuring charges for the three months ended March 31, 2008.

(in thousands)	Lease costs, net of sublease income	Severance	Total

2004 restructuring costs
Remaining liability at December 31, 2007	$643	$-	$643
Cash payments	1	-	1
Non-cash charges and other	12	-	12
Remaining liability at March 31, 2008	656	-	656

2006 restructuring costs
Remaining liability at December 31, 2007	998	-	998
Lease termination fee	(514)	-	(514)
Cash payments	(22)	-	(22)
Restructuring charge reversal	(471)	-	(471)
Non-cash charges and other	9	-	9
Remaining liability at March 31, 2008	-	-	-

2007 restructuring costs
Remaining liability at December 31, 2007	-	293	293
Restructuring charge	-	314	314
Cash payments	-	(129)	(129)
Remaining liability at March 31, 2008	-	478	478

Total restructuring liability at March 31, 2008	$656	$478	1,134

Less: current portion			(827)
Long-term portion			$307

7. Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the Company’s 2007 Form 10-K, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets. This allowance excludes the potential off-setting impact of the deferred tax liability for amortization of goodwill related to the acquisition of NYFIX Millennium L.L.C. (“NYFIX Millennium”) and previously Renaissance Trading Technologies, LLC (“Renaissance”) due to the indefinite life of goodwill. Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

8. Total Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net loss	$(3,352)	$(6,328)
Foreign currency translation adjustment	17	1
Total comprehensive loss	$(3,335)	$(6,327)

9. Business Segment Information

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

FIX Division. The FIX Division provides messaging channels for institutions that are members of its trading community for order routing and other value-added services. The FIX Division also provides software and consultative services to enable global financial institutions to utilize the industry established Financial Information Exchange Protocol for messaging, monitoring and processing transaction information.

Transaction Services Division. The Transaction Services Division is currently comprised of the two (formerly three) U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium. NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro Millennium™, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities housed within NYFIX International. During the three months ended March 31, 2008, the Company incurred pre-operating and start-up costs of $2.2 million related to this initiative. These pre-operating and start-up costs are included in Corporate & Other in the segment information reported below. Euro Millennium™ initiated trading activities during March 2008.

Order Management Systems Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients. The OMS Division includes revenues and expenses related to the Fusion OMS product which was discontinued in October 2007. The 2008 operating loss for the OMS Division includes severance related restructuring charges of $0.3 million associated with discontinuing the Fusion OMS product as well as an additional loss of $0.3 million associated with running the Fusion OMS business.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

The following table presents information by reportable segment for the three months ended March 31, 2008 and 2007:

(in thousands)	FIX Division	Transaction Services Division	OMS Division	Corporate & Other (1)	Total
March 31, 2008
Revenue - external customers	$15,375	$14,370	$1,662	$-	$31,407
Revenue (cost of revenues), net - intersegment	760	(977)	217	-	-
Net revenue	16,135	13,393	1,879	-	31,407
Operating income (loss) (2)	2,186	(1,071)	(2,689)	(1,985)	(3,559)

March 31, 2007
Revenue - external customers	$13,309	$11,014	$3,407	$-	$27,730
Revenue (cost of revenues), net - intersegment	570	(808)	238	-	-
Net revenue	13,879	10,206	3,645	-	27,730
Operating income (loss) (2)	1,563	873	(4,228)	(5,565)	(7,357)

(1) Corporate & Other includes SEC investigation, restatement and other related expenses, corporate restructuring costs/reversals, Euro Millennium costs, certain transitional costs and other corporate items which are not allocated to reportable segments.
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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Related Tax Matters

In April 2008, the Company paid $0.2 million to the U.S. Internal Revenue Service (“IRS”) related to payroll tax withholdings on prior option exercises by U.S. employees following an examination of the Company’s employment tax returns for the years 2003 through 2005.

In 2007 and 2008, the Company has had communications with the U. K. HM Revenue & Customs (“HMRC”) relating to historical stock option exercises. Subsequent to the sale of NYFIX Overseas, Inc. (“NYFIX Overseas”) in August 2006, G.L. Trade S.A. (“GL”) forwarded correspondence from the HMRC relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

As of March 31, 2008, the Company has recorded a liability of $1.9 million related to the payment to the IRS as well as for potential amounts due in the United Kingdom related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL).

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

As noted separately in the condensed consolidated statements of operations, the Company incurred $0.1 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena related to its stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and, for the three months ended March 31, 2007, the cost of re-auditing previously issued financial statements following the resignation of the Company’s former independent registered public accounting firm. These costs do not include any portion of time that the Company’s employees have dedicated to these matters. The Company will continue to incur expenses associated with these matters until they are resolved.

In January 2008, the Company received a $5.0 million advance from its primary carrier (reflecting the policy limit) under its previous Directors and Officers insurance policy for fees incurred in defense of the SEC investigation into the Company’s historical stock option activity, as well as related litigation. As this amount can be recovered by the carrier in certain circumstances, the Company has deferred recognition of these proceeds in its operating results until further progress is made in resolving these contingencies. The Company is pursuing additional claims from its secondary carriers under its previous insurance policies which have additional limits aggregating $10.0 million.

Other than the amount described above for employee-related taxes for stock options, the Company, in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), has not recorded any liability with respect to these matters as it is currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, the Company could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the Company’s financial condition. In addition, other actions may be brought against the Company related to the matters described above.

11. Stockholders’ Equity

Nasdaq Delisting and Relisting Proceedings

On October 12, 2005, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company’s securities on the Nasdaq National Market, subject to the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended June 30, 2005, on or before October 31, 2005. As a result of additional questions raised during the ongoing SEC and internal investigation into the Company’s accounting for stock option grants (see Note 10), the Company was unable to make this filing by October 31, 2005 and the Company’s common stock was delisted from the Nasdaq National Market on November 1, 2005.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

At March 31, 2008 and December 31, 2007, the Company had outstanding 1.5 million shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price then in effect (currently $5.00). Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

Common Stock and Treasury Stock

At December 31, 2007, the Company had outstanding 36,818,932 shares of common stock, with 906,826 held in treasury.

On December 11, 2007, the Board of Directors declared a dividend, payable January 2, 2008, to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2007. As a result, the Company issued 525,000 restricted shares of common stock, with a fair value of approximately $2,441,000 based on the market price of its common stock on the declaration date.

During the first quarter 2008, restricted stock units totaling 122,510 shares vested and were settled in shares.

On March 29, 2008, restrictions on 48,169 shares of common stock issued to an officer in satisfaction of his employment agreement on March 31, 2007 expired. The fair value of such shares has been charged to stock based compensation over the requisite service period. Since these shares were issued from treasury, the excess of the average cost of these shares over the fair value of these shares on the grant date was charged to retained earnings at the conclusion of the requisite service period. Shares totaling 16,282 were issued back to the Company to settle employee tax liabilities as a result of this transaction, and these shares were returned to treasury.

As a result of the foregoing activity, at March 31, 2008, the Company had outstanding 37,450,160 shares of common stock, with 923,108 held in treasury.

12. Subsequent Event

On April 4, 2008, the Company acquired FIX City, Ltd. (“FIX City”), a U.K. based specialist in web-based electronic trading and liquidity discovery solutions.

Pursuant to the terms of the share purchase agreement, the Company paid £3.3 million (or approximately $6.6 million) in cash to acquire 100% of the outstanding equity in FIX City. The Company also agreed to pay an additional $1.0 million in cash consideration contingent on the successful completion of the integration of the existing FIX City and NYFIX technology platforms within six months of the closing date.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approximately $7.4 million) if certain revenue targets are achieved, with potential additional payments to be based on varying percentages of all such revenue if higher level target thresholds are achieved.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors (e.g., hedge funds, investment advisers, mutual funds and pension funds) and the Sell-Side broker-dealers, and through exchanges (e.g., NYSE, American Stock Exchange, Nasdaq and other exchanges), the OTC market, ATSs and electronic communication networks, or ECNs.

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

•	Amortization expense of acquired intangible assets and capitalized software costs relating to the applicable revenue category;

•	Developer and quality assurance personnel labor for client and product support of software products;

•	The cost of leased subscription and service bureau equipment, which is depreciated over the estimated useful life of the equipment; and

•	Execution and clearing costs to access various markets and exchanges and to process and settle transactions.

Recent Developments

Fix City Acquisition

On April 4, 2008, we acquired FIX City. Pursuant to the terms of the share purchase agreement, we paid £3.3 million (or approx. $6.6 million) in cash to acquire 100% of the outstanding equity in FIX City and also agreed to pay an additional $1.0 million in cash consideration contingent on the successful completion of the integration of the existing FIX City and NYFIX technology platforms within six months of the closing date.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approx. $7.4 million) if certain revenue targets are achieved, with potential additional payments to be based on varying percentages of all such revenue if higher level target thresholds are achieved.

Following the acquisition, we expect to incur integration costs of approximately $1.0 million comprised of non-cash valuation adjustments to our existing capitalized software costs, as the acquired technology will replace certain capitalized initiatives, as well as third-party costs to integrate the technology platforms. FIX City generated $2.2 million in revenues during 2007.

Acquisition of Minority Interests

In October 2007, we acquired the 20% interest in NYFIX Millennium that we did not already own.  The membership interests of the former minority members of NYFIX Millennium were converted into a right to receive an aggregate of $8.0 million. During the three months ended December 31, 2007 and the three months ended March 31, 2008, $0.7 million and $4.7 million of this amount was paid, respectively. As a result, $2.6 million of this amount had not yet been paid as of March 31, 2008. We have previously included 100% of the operating results of NYFIX Millennium since inception in our consolidated financial statements.

Euro Millennium

During the second quarter of 2007, our Board of Directors approved a new initiative, Euro Millennium, a multilateral trading facility for non displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the United States with our goal of global expansion during a time of rapid regulatory change. During the three months ended March 31, 2008, we incurred $2.2 million of costs related to this initiative. These costs include compensation and related costs, consulting, marketing and travel related costs. Euro Millennium initiated trading during March 2008.

Discontinuance of the Fusion OMS Business

In October 2007, we entered into a strategic arrangement with Citi’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPallette® OMS in connection with our decision to exit the Fusion OMS business. Discontinuing the Fusion OMS business will enable us to devote more time and resources to clients of other product offerings. In connection with exiting the Fusion OMS business, we offered one-time termination benefits to affected employees. We recorded a restructuring charge of $0.3 million during the three months ended March 31, 2008, which consisted of retention and severance costs. We expect the transition to be substantially complete by the end of the second quarter of 2008 and expect to incur an additional $0.3 million of such costs provided that certain employees stay for all or a portion of the remaining transition period, as required. We incurred an additional loss of $0.3 million associated with running the Fusion OMS business during the first quarter of 2008 and expect to incur and additional $0.6 million loss to run this business during the second quarter of 2008.

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

In April 2008, we paid $0.2 million to the IRS related to payroll tax withholdings on prior option exercises by U.S employees following an examination of our employment tax returns for the years 2003 through 2005. We are also being reviewed by the HMRC in the U.K. related to withholdings and payroll taxes under PAYE and National Insurance Contribution provisions on prior stock option exercises of NYFIX Overseas employees (due to our indemnity obligations to GL). As of March 31, 2008, we have recorded a liability of $1.9 million related to these exposures.

During the three months ended March 31, 2008 and 2007, we incurred costs of $0.1 million and $3.6 million, respectively relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters. These costs include expenses for outside counsel, contract attorneys and forensic accountants, other consultants and, for the three months ended March 31, 2007, the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

In January 2008, we received a $5.0 million advance from our primary carrier under our previous directors and officers’ insurance policy (reflecting the policy limit) for fees incurred in defense of an SEC investigation into our historical stock option activity, as well as related litigation. As this amount can be recovered by the carrier in certain circumstances, we have deferred recognition of these proceeds in our operating results until further progress is made in resolving these contingencies. We are pursuing additional claims from our secondary carriers under our previous insurance policies which have additional limits aggregating $10.0 million.

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2008	% of revenue	2007	% of revenue
Revenue:
Subscription and maintenance	$17,518	56%	$17,274	62%
Transaction	13,268	42%	9,776	35%
Product sales and services	621	2%	680	2%
Total revenue	31,407	100%	27,730	100%
Cost of revenue:
Subscription and maintenance (1)	7,651	24%	8,546	31%
Transaction (1)	6,412	20%	5,401	19%
Product sales and services (1)	81	0%	387	1%
Total cost of revenue	14,144	45%	14,334	52%
Gross profit	17,263	55%	13,396	48%
Operating expense:
Selling, general and administrative (1)	20,396	65%	16,878	61%
SEC investigation, restatement and other related expenses (1)	137	0%	3,593	13%
Depreciation and amortization	447	1%	282	1%
Restructuring charge	(158)	-1%	-	0%
Loss from operations	(3,559)	-11%	(7,357)	-27%
Interest expense	(211)	-1%	(136)	0%
Investment income	546	2%	1,227	4%
Other expense, net	-	0%	(15)	0%
Loss before income tax provision	(3,224)	-10%	(6,281)	-23%
Income tax provision	128	0%	47	0%
Net loss	(3,352)	NM	(6,328)	NM
Accumulated preferred dividends	(1,142)	NM	(1,717)	NM
Loss applicable to common stockholders	$(4,494)	NM	$(8,045)	NM

NM - not meaningful
Percentage sub-totals may not add due to rounding
(1) Stock-based compensation expense included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$130		$10
Transaction	53		-
Product sales and services	3		1
Selling, general and administrative	2,614		98
SEC investigation, restatement and other related expenses (a)	-		(11)
	$2,800		$98

(a) Relates to expiring options to be cash settled and extending the normal 90 day post termination exercise period

Revenue

The following table presents our components of revenue:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%
Subscription and maintenance	$17,518	$17,274	$244	1%
Transaction	13,268	9,776	3,492	36%
Product sales and services	621	680	(59)	-9%
Total revenue	$31,407	$27,730	$3,677	13%

Subscription and Maintenance

The change in subscription and maintenance revenue for the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily reflected the offsetting effects of an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division and a decrease in subscriptions (and related managed services) of our OMS Division desktop and floor products. The growth in messaging channels offered by our FIX Division was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. As of March 31, 2008, we had 8,666 billable order routing channels in service, an increase of 21% over the 7,158 billable order routing channels in service at March 31, 2007, and an increase of 5% over the 8,245 channels in service at December 31, 2007. The decline in subscriptions (and related managed services) of our OMS Division desktop and floor products of $2.4 million, to $1.3 million for the three months ended March 31, 2008 compared to $3.7 million during the three months ended March 31, 2007, was due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products, the wind-down of our Fusion OMS business as well as other cancellations from desktop clients. As a result of a strategic arrangement we entered into with Lava in October 2007 to offer NYFIX Fusion OMS customers a transition arrangement to Lava’s ColorPalette® OMS, we expect our OMS revenues to continue to decline during the balance of 2008. We do not expect that the discontinuation of our Fusion OMS business will have a material impact on our operating results once the transition is complete, since we expect to reduce related operating costs. Recurring maintenance on licensed software was comparable between the three months ended 2008 and 2007 at $0.9 and $1.0 million, respectively.

Transaction

The increase in transaction revenue for the three months ended March 31, 2008 was attributable to an increase in commissions on trade executions. Commissions increased $3.6 million to $13.0 million during the three months ended March 31, 2008 compared to $9.4 million during three months ended March 31, 2007 due primarily to a $2.1 million increase in commissions from Sell-Side clients and a $1.5 million increase in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium and increased use of the NYFIX NEXASTM algorithmic trading products, offset in part by a decline in billed specialist fees. The average daily matched volume in NYFIX Millennium during the three months ended March 31, 2008 was 49.4 million shares, a 20% increase over the average of 41.3 million shares during the three months ended March 31, 2007. Discontinuing our Fusion OMS business could impact future transaction revenue, as many of the Fusion OMS clients use our execution services.  Our securities lending business generated a consistent amount of net interest spread on its matched book stock borrow/stock loan portfolio of $0.3 million during both the three months ended March 31, 2008 and 2007.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Product Sales and Services

The decrease in product sales and services for the three months ended March 31, 2008 was primarily due to a decrease in sales of software licenses by our FIX Division. License fees for our FIX software products decreased $0.1 million to $0.4 million during the three months ended March 31, 2008 as compared to $0.5 million for the same period in 2007. Professional services revenue, which includes training, was comparable at $0.2 million for the three months ended March 31, 2008 and 2007. We continue to invest in our FIX software business, including the hiring of dedicated sales resources and the enhancing of features to our existing products which will be included in new versions released in the second and third quarters of 2008.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%
Subscription and maintenance	$7,651	$8,546	$(895)	-10%
Transaction	6,412	5,401	1,011	19%
Product sales and services	81	387	(306)	-79%
Total cost of revenue	$14,144	$14,334	$(190)	-1%
Percent of total revenue	45%	52%

Subscription and Maintenance

The decrease in subscription and maintenance cost of revenue for the three months ended March 31, 2008 was primarily attributable to lower amortization of capitalized software costs of $0.4 million, lower allocated labor costs of $0.4 million and a decrease in telecommunication costs of $0.2 million. These decreases were offset in part by an increase in fees paid of $0.1 million to third-party order management system providers to establish messaging channels with their clients and increases in various other costs. As a percentage of related revenue, these costs decreased to 44% for the three months ended March 31, 2008 as compared to 49% for the three months ended March 31, 2007.

Transaction

The increase in transaction cost of revenue for the three months ended March 31, 2008 primarily related to higher allocated data center costs of $0.4 million, market data fees of $0.2 million, depreciation costs of $0.2 million, and allocated labor costs of $0.2 million. Despite increased revenue, execution and clearing fees remained flat primarily due to changes in the revenue mix to higher margin services and a rebate received of $0.5 million on clearing services used. As a percentage of related revenue, these costs decreased to 48% for the three months ended March 31, 2008, as compared to 55% for the three months ended March 31, 2007.

Product Sales and Services

The decrease in product sales and services cost of revenue for the three months ended March 31, 2008 was attributable to lower intangible asset amortization of $0.3 million as a result of certain intangible assets becoming fully amortized in the second quarter of 2007. As a percentage of related revenue these costs decreased to 13% for the three months ended March 31, 2008 as compared to 57% for the same period of 2007.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%
Compensation and related	$8,932	$7,838	$1,094	14%
Occupancy and related	1,171	810	361	45%
Marketing, travel and entertainment	1,215	792	423	53%
Professional fees (including consulting)	2,389	2,921	(532)	-18%
General and other	1,597	1,641	(44)	-3%
Stock-based compensation	2,614	98	2,516	2567%
Transitional rebuilding and remediation	148	1,742	(1,594)	-92%
Transitional employment costs	110	1,036	(926)	-89%
Euro Millennium costs	2,220	-	2,220	-
Total SG&A	$20,396	$16,878	$3,518	21%

Percent of total revenue	65%	61%

Now that we have completed our restatement and re-listing initiatives and have substantially completed our transitional programs, we have increased our focus on improving our margins and are more actively managing our cost structure. We realized significant achievements in these efforts during the first quarter of 2008. Excluding stock-based compensation, Euro Millennium and transitional costs, SG&A for the first quarter of 2008 was down 14% and 15%, respectively, from the levels incurred in the fourth quarter of 2007 and the third quarter of 2007. These recent declines reflected reduced costs for outside professionals (e.g. legal and accounting), consultants and various other expenses. Total SG&A declined 26% and 7% from the levels incurred in the fourth quarter of 2007 and the third quarter of 2007, respectively. The discussion below compares the individual components of SG&A for the first quarter of 2008 and the first quarter of 2007.

Compensation and Related

The increase in the portion of recurring compensation and related costs included in SG&A for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to the impact of salary increases, growth in headcount during 2007 as we built-up our organization for scalable growth, increased incentive compensation associated with higher revenue levels and increased costs for employee benefits.

Occupancy and Related

Occupancy and related costs increased $0.4 million for the three months ended March 31, 2008 due primarily to additional rent expense associated with our expansion of office space in both our New York City and London locations.

Marketing, Travel and Entertainment

The increase in marketing, travel and entertainment expenses for the three months ended March 31, 2008 primarily reflected increased employee travel related costs incurred to support our European expansion efforts partially offset by a decrease in marketing as a result of the timing of industry trade show and our product promotion campaigns.

Professional Fees (including consulting)

The decrease in professional fees incurred for the three months ended March 31, 2008, was primarily due to a decrease in legal and accounting fees. Legal and accounting fees decreased $0.7 million to $0.5 million as compared to $1.2 million for the same period in 2007. Consulting costs included in this category do not include the time spent by outside consultants and advisors on the restatements and related legal issues as such costs have been separately categorized below.

General and Other

General and other expenses were comparable at $1.6 million for the three months ended 2008 as compared to the same period of 2007.

Stock-based Compensation

The increase in stock-based compensation included in SG&A for the three months ended March 31, 2008 was primarily due to significant grants of stock options and restricted stock units during the fourth quarter of 2007 and first quarter of 2008 following the adoption of the 2007 Omnibus Equity Compensation Plan. These grants were intended to be an up-front, multi-year program to assist in retention and to further promote alignment of the interests of our employees with those of our stockholders. Stock-compensation expense (including the amount recorded in cost of revenue) is expected to be approximately $2.0 million per quarter for the remainder of 2008.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect the impact of a company-wide, Board-approved effort in 2007, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, during 2007 we remediated our lab environment, data replication and back-up, network monitoring, application security and we enabled more timely and detailed internal and external financial reporting. These efforts also addressed certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which were rolled out in October 2007. Substantially all of the costs for this program were incurred by December 31, 2007, which primarily consisted of fees paid to outside consultants. During the three months ended March 31, 2008 and 2007, we incurred $0.1 million and $1.7 million of such costs, respectively. We expect to incur an additional $0.1 million of these costs during the second quarter of 2008, as we complete our last project under this program.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits are being expensed over the required service period. During the three months ended March 31, 2008 and March 31, 2007, we incurred $0.1 million and $1.0 million of such costs, respectively. We expect to incur approximately $0.1 million of such costs during the second quarter of 2008.

Euro Millennium Costs

In the second quarter of 2007, our Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities. This initiative leverages our experience gained with NYFIX Millennium in the U.S. with our goal of global expansion during a time of rapid regulatory change. During the three months ended March 31, 2008, we incurred $2.2 million of costs related to this initiative. These costs include compensation and related costs, consulting, marketing and travel related costs.

Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%
SEC investigation, restatement and other related expenses	$137	$3,593	$(3,456)	-96%
Depreciation and amortization	447	282	165	59%
Restructuring charge	(158)	-	(158)	-

SEC Investigation, Restatement and Other Related Expenses

During the three months ended March 31, 2008 and 2007, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters. These costs include outside counsels, contract attorneys and forensic accountants, other consultants and, for the three months ended March 31, 2007, the cost of re-auditing previously issued financial statements following the resignation of our former independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

These costs decreased $3.5 million to $0.1 million for the three months ended March 31, 2008, compared to $3.6 million for the three months ended March 31, 2007 which reflects the filing of our 2005 10-K in March of 2007 following the restatement of our consolidated financial statements as a result of the SEC investigation into prior stock option grants and related restatements (the “2005 Restatement”). With the completion of the 2005 Restatement in March 2007, these costs have continued to decline.

In January 2008, we received a $5.0 million advance from our primary carrier (reflecting the policy limit) under our previous Directors and Officers insurance policy for fees incurred in defense of the SEC investigation into our historical stock option activity as well as related litigation. As this amount can be recovered by the carrier in certain circumstances, we have deferred recognition of these proceeds in our operating results until further progress is made in resolving these contingencies. We are pursuing additional claims from our secondary carriers under our previous insurance policies which have additional limits aggregating $10.0 million.

Depreciation and Amortization

The increase in the portion of depreciation and amortization included in SG&A for the three months ended March 31, 2008 was due to increased general overhead capital expenditures during 2007.

Restructuring Charge

The restructuring charge in the three months ended March 31, 2008 reflects employment costs of $0.3 million related to discontinuance of our Fusion OMS product in the fourth quarter of 2007 and the continuing transition of our clients to other platforms, offset by a $0.5 million reversal of amounts previously recorded as restructuring costs as a result of the termination of our lease and corresponding sublease of office space previously occupied in Stamford.

Other Income (Expense)

Other income (expense) items are as follows:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands)	2008	2007	$
Interest expense	$(211)	$(136)	$75
Investment income	546	1,227	(681)
Other expense, net	-	(15)	15

Interest Expense

The increase in interest expense for the three months ended March 31, 2008 was primarily attributable to additional interest incurred due to the additional $2.5 million convertible note.

Investment Income

The decrease in investment income for the three months ended March 31, 2008 reflected lower average cash balances invested and lower interest rates during the period.

Income Tax Provision

The income tax provisions for the three months ended March 31, 2008 and 2007 were solely attributable to the impact of deducting goodwill related to the NYFIX Millennium acquisition and previously the Renaissance acquisition in our tax filings. All other tax effects during the three months ended March 31, 2008 and 2007 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from issuances of stock and from long-term borrowings. At March 31, 2008, we had cash and cash equivalents of $57.6 million, a reduction from our balance at December 31, 2007, principally due to the timing of accrued employee compensation payments for 2007, including annual incentive and retention related bonuses, commissions, severance and employee benefit obligations, as well as payments to the former minority owners of NYFIX Millennium to acquire their interests. We believe resources available at March 31, 2008 will be sufficient to finance our current investing, and operating needs as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months. We may need to raise additional outside funding for strategic acquisitions and such sources may dilute existing stockholders. At March 31, 2008, $40.4 million of our total cash and cash equivalents were held in our broker-dealer subsidiaries to help meet their regulatory capital requirements.

	As of
	March 31,	December 31,
(in thousands)	2008	2007
Cash and cash equivalents	$57,642	$75,657

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash used in operating activities	$(9,001)	$(7,444)
Net cash used in investing activities	(8,574)	(3,464)
Net cash used in financing activities	(453)	(343)
Effect of exchange rate changes on cash	13	(3)
Net decrease in cash and cash equivalents	$(18,015)	$(11,254)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, and stock-based compensation; and the effect on cash used in operating activities of changes in working capital and other operating accounts between periods.

	Three Months Ended March 31,
(in thousands)	2008	2007
Net loss adjusted for non-cash items	$1,748	$(3,416)
Effect of changes in working capital and other operating accounts	(10,749)	(4,028)
Net cash used in operating activities	$(9,001)	$(7,444)

Changes in working capital and other operating accounts affected cash flows during the periods primarily as a result of a decrease in the level of accounts payable and accrued expenses between periods, primarily from the net effect of the timing of accrued employee compensation payments for 2007 including annual incentive and retention related bonuses, commissions, severance and employee benefit obligations, and the receipt of deferred insurance proceeds, as well as increases in net clearing assets and accounts receivable associated with the growth of our business.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to settle the transactions of NYFIX Millennium, NYFIX Securities and NYFIX International, such as receivables from clearing organizations and firms and deposits with clearing organizations and firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At March 31, 2008, the net balance for clearing assets and clearing liabilities was a net receivable of $3.9 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At March 31, 2008, clearing assets include stock borrows of $716.8 million and clearing liabilities include stock loans of $717.5 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. NYFIX International is a registered firm with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements. At March 31, 2008, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $35.1 million, $23.4 million in excess of our aggregate requirement of $11.7 million (including the $10 million excess required by DTCC).

When Euro Millennium initiated trading activities in March 2008, the minimum financial resources requirement for NYFIX International increased to approximately €730,000. To satisfy this requirement, $1.5 million of subordinated debt on the books of NYFIX International was converted into equity capital in March 2008. In addition, in March 2008, we infused an additional $1.5 million of cash into NYFIX International to provide further excess regulatory capital resources to allow for business expansion.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the three months ended March 31, 2008 was $8.6 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $2.5 million, capitalized software costs of $1.5 million and $4.7 million in payments to the former minority owners of NYFIX Millennium to acquire their interests. We expect further investments during the remainder of 2008 including the $6.6 million paid for the acquisition of FIX City in April 2008.

Net cash used in investing activities for the three months ended March 31, 2007 was $3.5 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $2.7 million and capitalized software costs of $0.8 million.

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for equipment purchases, and issuances of capital stock for general corporate purposes and business development activities. At March 31, 2008, we had long-term debt and capital lease obligations outstanding aggregating $11.2 million (including current portions).

At March 31, 2008, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender. The convertible notes incur interest at a rate of 5% and are due in December 2009. At March 31, 2008, the price at which the lender could convert the convertible notes into shares of our common stock was $5.64 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

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

See Note 10 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2007 filed with our 2007 Form 10-K for a description of our commitments and contingencies.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements, as defined under SEC rules, other than those related to the contingent obligations under the convertible notes as described above and under the terms of our Series B Preferred Stock as described in our 2007 Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for doubtful accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our 2007 10-K, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts, property and equipment, acquisitions and goodwill, capitalized software costs, long-lived assets, income taxes, contingencies and stock-based compensation. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the three months ended March 31, 2008, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2007 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our 2007 Form 10-K, management and our independent registered public accounting firm identified two material weaknesses regarding elements of our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses in internal controls may also constitute deficiencies in our disclosure controls and procedures.

 Based on the results of this evaluation including the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2008.

Interim Measures to Ensure the Accuracy of Financial Reporting

In response to the material weaknesses identified as a result of management’s assessment of internal control over financial reporting as disclosed in our 2007 Form 10-K, our management, with oversight from our Audit Committee, has performed expanded and compensating measures to help ensure the accuracy of our financial reporting until such time as we are able to remedy all of our material weaknesses. Such measures included, among other things:

•	expansion of our period-end closing procedures;
•	enhanced monitoring and communications;
•	additional analyses and cross team reviews;
•	the dedication of significant internal resources; and
•	additional top-level management reviews of financial information and related disclosures.

As a result of these expanded and compensating procedures, we concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures and our internal control over financial reporting, referred to in the certifications. Those certifications should be read in conjunction with this Item 4 for a complete understanding of the matters covered by the certifications.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Our SOX 404 Operations & Remediation Committee and members of our finance team implemented a number of significant changes to our internal control structure during 2007 which resulted in the remediation of numerous previously disclosed material weaknesses. For the remaining two identified material weaknesses as of December 31, 2007 - controls over revenue from historical subscriptions and controls related to the acquisition, tracking and disposition of property and equipment, we have developed corrective action plans with the goal of completing the remediation during 2008. We have completed a number of significant milestones in these action plans, however, additional work remains. While we believe our ongoing efforts have improved our internal control over financial reporting, including our hiring in February 2008 of a new Chief Information Officer, we have not completed the redesign and/or implementation of all necessary procedures and controls or our documentation and testing of the processes. Accordingly, we will continue to perform the interim measures described above and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weaknesses discussed above.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes during the three months ended March 31, 2008, with respect to the legal proceedings described in Part I, Item 3, Legal Proceedings, included in our 2007 Form 10-K.

Item 1A. Risk Factors

There have been no material changes during the three months ended March 31, 2008 with respect to the Risk Factors described in Part I, Item 1A, Risk Factors, included in our 2007 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities during the Quarter ended March 31, 2008

Not applicable.

(b)	Issuer Purchases of Equity Securities during the Quarter ended March 31, 2008

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31	-	$-	NA	NA
February 1 through 29	-	-	NA	NA
March 1 through 31	16,282	4.35	NA	NA
Total	16,282		NA	NA

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

a.)	Exhibits

Exhibit No.	Description of Exhibit

*10.1 †	Agreement for the Sale and Purchase of the entire issued share capital of FIXCITY, LTD dated April 4, 2008

*10.2	NYFIX, Inc. 2008 Annual Incentive Plan

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith † Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYFIX, INC.

May 12, 2008	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

May 12, 2008	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer