Form 10-Q
period 2008-06-30
NYFIX INC
filed 2008-08-11
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q
__________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number: 001-02292
_______________________________________

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

Yes ☐ No ☒

There were 38,024,934 shares of our common stock outstanding on August 4, 2008.

PART II - OTHER INFORMATION

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 (“2007 Form 10-K”).

These risks and uncertainties are not exhaustive. Other sections of the 2007 Form 10-K and of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

 PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements
NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$52,178	$75,657
Accounts receivable, less allowances of $169 and $282, respectively	12,901	14,609
Clearing assets	538,410	483,867
Prepaid expenses and other current assets	5,045	7,900
Total current assets	608,534	582,033
Property and equipment, net of accumulated depreciation and amortization of $41,186 and $37,838, respectively	21,848	21,478
Capitalized software development costs, net of accumulated amortization of $16,464 and $15,755, respectively	7,017	5,789
Goodwill	58,407	57,401
Acquired intangible assets, net of accumulated amortization of $11,215 and $10,967, respectively	9,569	3,708
Other assets, net	601	1,745
Total assets	$705,976	$672,154

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$31,423	$39,163
Clearing liabilities	533,029	483,600
Current portion of capital lease obligations	536	923
Current portion of other long-term liabilities	935	1,564
Deferred revenue	4,545	4,648
Total current liabilities	570,468	529,898
Long-term portion of capital lease obligations	311	550
Long-term debt	9,956	9,941
Other long-term liabilities	1,415	2,354
Total liabilities	582,150	542,743
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $75,000 at June 30, 2008	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,954,354 and 37,725,758 shares issued, respectively	268,251	261,307
Preferred stock dividend distributable, 525,000 common shares at December 31, 2007	-	2,441
Accumulated deficit	(193,748)	(183,232)
Treasury stock, 923,108 and 906,826 shares, respectively, at cost	(12,600)	(13,194)
Accumulated other comprehensive loss	(169)	(3)
Total stockholders' equity	123,826	129,411
Total liabilities and stockholders' equity	$705,976	$672,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Subscription and maintenance	$17,507	$16,471	$35,025	$33,745
Transaction	10,831	13,592	24,099	23,368
Product sales and services	284	695	905	1,375
Total revenue	28,622	30,758	60,029	58,488

Cost of revenue:
Subscription and maintenance	7,821	8,369	15,472	16,915
Transaction	5,642	8,359	12,054	13,760
Product sales and services	87	206	168	593
Total cost of revenue	13,550	16,934	27,694	31,268

Gross profit	15,072	13,824	32,335	27,220

Operating expense:
Selling, general and administrative	20,224	20,351	40,620	37,229
Integration charges	596	-	596	-
Depreciation and amortization	494	378	941	660
Restructuring charge	374	-	216	-
SEC investigation, restatement and related expenses	131	1,392	268	4,985

Loss from operations	(6,747)	(8,297)	(10,306)	(15,654)

Interest expense	(155)	(126)	(366)	(262)
Investment income	230	1,097	776	2,324
Other income (expense), net	-	3	-	(12)
Loss before income tax provision	(6,672)	(7,323)	(9,896)	(13,604)
Income tax provision	127	47	255	94
Net loss	(6,799)	(7,370)	(10,151)	(13,698)
Accumulated preferred dividends	(827)	(1,709)	(1,969)	(3,426)
Loss applicable to common stockholders	$(7,626)	$(9,079)	$(12,120)	$(17,124)

Basic and diluted loss per common share	$(0.20)	$(0.25)	$(0.32)	$(0.48)
Basic and diluted weighted average common shares outstanding	37,472	35,901	37,392	35,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Six Months Ended June 30, 2008
(in thousands, except share amounts)

	Series B Voting Convertible preferred stock issued		Preferred stock dividend	Common stock issued		Accumulated	Treasury	Accumulated other comprehensive	Total stockholders’
	Shares	Amount	distributable	Shares	Amount	deficit	stock	loss	equity
Balance December 31, 2007	1,500,000	$62,092	$2,441	37,725,758	$261,307	$(183,232)	$(13,194)	$(3)	$129,411
Comprehensive loss:
Net loss	-	-	-	-	-	(10,151)	-	-	(10,151)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(166)	(166)
Total comprehensive loss	-	-	-	-	-	-	-	-	(10,317)
Issuance of common stock for restricted stock units settled in shares	-	-	-	178,596	-	-	-	-	-
Common shares issued in payment of preferred stock dividend	-	-	(2,441)	1,050,000	2,441	-	-	-	-
Issuance of shares from treasury stock pursuant to employment agreement	-	-	-	-	(300)	(365)	665	-	-
Purchase of treasury shares (16,282 shares)	-	-	-	-	-	-	(71)	-	(71)
Contingent conversion price adjustment related to convertible notes	-	-	-	-	15	-	-	-	15
Stock-based compensation expense	-	-	-	-	4,788	-	-	-	4,788
Balance June 30, 2008	1,500,000	$62,092	$-	38,954,354	$268,251	$(193,748)	$(12,600)	$(169)	$123,826

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net loss	$(10,151)	$(13,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,929	5,382
Restructuring charge	216	-
Integration charge	502	-
Stock-based compensation expense	4,788	235
Amortization of debt discounts and premiums	29	20
Deferred income taxes	97	74
Recovery of doubtful accounts	(56)	-
Other, net	-	1
Changes in assets and liabilities:
Accounts receivable	1,890	(4,198)
Clearing assets	(54,547)	29,475
Prepaid expenses and other assets	1,669	(526)
Deferred revenue	(158)	(62)
Accounts payable, accrued expenses and other liabilities	(2,709)	1,495
Clearing liabilities	49,429	(31,398)
Net cash used in operating activities	(4,072)	(13,200)
Investing activities:
Capital expenditures for property and equipment	(3,978)	(5,057)
Capitalization of software development costs	(2,805)	(1,795)
Tax benefit attributable to goodwill	158	20
Payment for acquisition of minority interests	(7,042)	-
Payment for acquisition, net of cash received	(6,946)	-
Proceeds from sale of discontinued operations, net	2,066	-
Net cash used in investing activities	(18,547)	(6,832)
Financing activities:
Principal payments under capital lease obligations	(626)	(541)
Purchases of treasury shares	(71)	-
Other, net	(130)	(184)
Net cash used in financing activities	(827)	(725)
Effect of exchange rate changes on cash	(33)	79
Net decrease in cash and cash equivalents	(23,479)	(20,678)
Cash and cash equivalents, beginning of period	75,657	105,888
Cash and cash equivalents, end of period	$52,178	$85,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Summary of Significant Accounting Policies

Nature of Operations

NYFIX, Inc., together with its consolidated subsidiaries, provides electronic trading services including trading workstations, trade messaging software and trade messaging services to domestic and international market participants. In addition, NYFIX’s registered broker-dealer subsidiaries also provide automated trade execution services to institutional counterparties and operate a matched-book stock borrow/stock loan business.

The Company’s headquarters and principal offices are in New York, NY. The Company also has offices in London, Hong Kong, Boston, MA, and Lyndhurst, NJ. The Company operates redundant data centers in the northeastern United States, as well as data center hubs in London and Amsterdam.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the 2007 Form 10-K.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for the six months ended June 30, 2008, follows:

Options	Shares		Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate Intrinsic value (in thousands)
Outstanding at beginning of the year	8,739,684		$5.98
Granted	1,141,117		$3.90
Exercised	-		-
Cancelled	(487,939)		$5.21
Outstanding at end of the period	9,392,862	(1)	$5.77	8.4	$170
Exercisable at end of the period	3,993,415	(1)	$7.55	7.2	$80

(1) Includes awards covering 6,734 shares related to pending exercises not yet settled. The weighted average exercise price for such shares approximates $3.41 per share.

Time-Based RSUs

A summary of activity under time-based restricted stock units for the six months ended June 30, 2008, follows:
Restricted Stock Units	Shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands) (1)
Outstanding at beginning of the year	768,250	$4.60
Granted	205,066	$3.81
Settled with shares	(178,596)	$4.45	$696
Cancelled	(87,062)	$4.59
Outstanding at end of the period	707,658	$4.40

(1) Represents the value of NYFIX stock on the date that the restricted stock units vested.
On grant date the fair value for these vested awards was $794,000.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Performance-based Awards

A summary of activity under performance-based stock option plans for the six months ended June 30, 2008, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Outstanding at beginning of the year	1,428,855	$4.60
Granted	300,000	$3.85
Exercised	-	-
Cancelled	-	-
Outstanding at end of the period	1,728,855	$4.47	9.3	$30
Exercisable at end of the period	-	-	-	-

In addition, during 2007, 350,000 performance-based RSUs were granted. Performance-based stock options and performance-based RSUs are eligible to be earned (in amounts ranging from 0% to 100% of the award) in equal pro rata installments over four one-year performance periods based on the achievement of annual goals for revenue and operating earnings before interest, taxes, depreciation and amortization. Any portion of RSUs not earned in years one through three is eligible to be earned in year four based on the achievement of goals in year four. The 2007 goals were not met and no performance-based RSUs were earned in 2007.

During 2008, no additional performance-based RSUs have been granted.

Stock-based Compensation Expense

Stock-based compensation expense during the three and six months ended June 30, 2008 was approximately $2.0 million and $4.8 million, respectively. During the three and six months ended June 30, 2007 stock-based compensation expense, including the portion recorded in SEC investigation, restatement and related expenses, was approximately $0.3 million and $0.4 million, respectively.

As of June 30, 2008, there were $17.2 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.5 years.

3. Acquisitions and Dispositions

Acquisition of FIXCITY, Ltd.

On April 4, 2008, the Company acquired 100% of the outstanding stock of FIXCITY, Ltd. (“FIXCITY”), a U.K.-based specialist in web-based electronic trading and liquidity discovery solutions. This acquisition reflects the Company’s strategy to aggregate liquidity for clients and to provide real-time information to make trading decisions. This acquisition also enhances the Company’s strategy of global expansion by adding significantly to its international client base. The Company has included the operating results of FIXCITY in its consolidated financial statements since the date of acquisition.

Pursuant to the terms of the share purchase agreement, the Company paid £3.3 million (or approximately $6.6 million) in cash and also agreed to pay an additional $1.0 million in cash contingent on the successful completion of the integration of the existing FIXCITY and NYFIX technology platforms within six months of the closing date. The Company incurred $0.7 million in legal and consulting fees related to this acquisition.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approximately $7.4 million) if certain revenue targets are achieved, with potential additional payments based on varying percentages of all such revenue if higher level target thresholds are achieved.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The purchase price for FIXCITY has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition.

Assets:	(in thousands)
Current assets (including cash of $393)	$527
Fixed assets	28
Intangible assets	6,194
Goodwill	1,181
Total assets acquired	7,930
Liabilities:
Current liabilities	590
Total liabilities assumed	590
Net assets acquired	$7,340

Since the acquisition, the Company has incurred related integration costs. The integration costs incurred during the three and six months ended June 30, 2008 included a $0.5 million write-off of capitalized software replaced by acquired technology and $0.1 million of third party consulting costs to integrate the acquired technology platform.

Sale of NYFIX Overseas, Inc.

In August 2006, the Company disposed of all of the issued and outstanding capital stock of NYFIX Overseas, Inc. (“NYFIX Overseas”) a former wholly-owned subsidiary which previously comprised the Company’s Order Book Management Systems (“OBMS”) Division to G.L. Trade S.A. (“GL”). In June 2008, the Company received payment of $2.1 million from GL in full settlement of the earn-out payment, net of amounts paid to the NYFIX Overseas management team. This earn-out was recognized in results of operations during the fourth quarter of 2007.

4. Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three and six months ended June 30, 2008 and 2007:

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net loss	$(6,799)	$(7,370)	$(10,151)	$(13,698)
Less: Accumulated preferred dividends	(827)	(1,709)	(1,969)	(3,426)
Loss applicable to common stockholders, basic and diluted	$(7,626)	$(9,079)	$(12,120)	$(17,124)
Basic and diluted loss per common share	$(0.20)	$(0.25)	$(0.32)	$(0.48)

Weighted average common shares outstanding (1):
Basic and diluted shares	37,472	35,901	37,392	35,833

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	9,393	2,795	9,393	2,795
Outstanding time-based restricted stock units (3)	708	-	708	-
Warrants (3)	2,250	2,250	2,250	2,250
Convertible notes (3)	1,776	1,327	1,776	1,327
Convertible preferred stock (2)	15,000	15,000	15,000	15,000

(1) Excludes nonvested restricted stock and restricted stock units.
(2) Excludes performance-based grants as the necessary conditions have not been satisfied.
(3) The impact of time-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per shae is antidilutive in a period of loss.

5. Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in thousands)	2008	2007
Accounts payable	$9,814	$16,369
Taxes, other than income and payroll taxes	361	439
Compensation and related	8,770	12,629
Deferred insurance proceeds (Note 11)	10,000	-
Purchase price payable for minority interests	231	7,273
Other	2,247	2,453
Total accounts payable and accrued expenses	$31,423	$39,163

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

6. Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
(in thousands)	2008	2007
Securities borrowed	$530,245	$480,884
Securities failed-to-deliver	4,111	664
Receivables from clearing organizations and firms	2,482	1,270
Deposits with clearing organizations and others	1,572	1,049
Total clearing assets	$538,410	$483,867

Securities loaned	$529,816	$482,959
Securities failed-to-receive	3,203	641
Payables to clearing organizations and firms	10	-
Total clearing liabilities	$533,029	$483,600

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of June 30, 2008, securities borrowed with a fair value of $512.5 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Interest earned	$2,061	$4,412	$4,979	$8,064
Interest incurred	(1,810)	(4,059)	(4,463)	(7,400)
Net	$251	$353	$516	$664

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities”) and NYFIX Millennium, L.L.C. (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule). NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1. The regulatory net capital ratio for NYFIX Millennium at June 30, 2008 was 1.05 to 1.

U.K. registered subsidiaries - NYFIX International, Ltd. (“NYFIX International”) and FIXCITY are registered firms of the Financial Services Authority (“FSA”) in the United Kingdom. NYFIX International and FIXCITY are required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.

At June 30, 2008, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the United States and United Kingdom were $34.7 million, an excess of $22.3 million over the Company’s aggregate requirement of $12.4 million (including the $10 million excess required by DTCC described above).

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

7. Restructuring Charges

During October 2007, the Company entered into a strategic agreement with Citi’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPalette® OMS in connection with the decision to discontinue the Fusion OMS product. As part of this discontinuation, the Company offered one-time termination benefits to affected employees. The Company recorded a restructuring charge of $0.3 million and $0.7 million during the three and six months ended June 30, 2008, respectively, which consisted of severance and retention costs. The Company has substantially completed the transition to Lava and does not expect to incur any additional costs.

In March 2008, the Company terminated its lease and corresponding sublease of office space previously occupied in Stamford, CT for the payment of a $0.5 million lease termination fee. As a result, the Company reversed $0.5 million of previously recorded restructuring costs in the first quarter of 2008.

The liabilities related to the restructuring charges are included in the current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the activity in the liabilities related to the restructuring charges for the six months ended June 30, 2008.

(in thousands)	Lease costs, net of sublease income	Severance	Total
2004 restructuring costs
Remaining liability at December 31, 2007	$643	$-	$643
Cash payments	(81)	-	(81)
Non-cash charges and other	25	-	25
Remaining liability at June 30, 2008	587	-	587
2006 restructuring costs
Remaining liability at December 31, 2007	998	-	998
Lease termination fee	(514)	-	(514)
Cash payments	(22)	-	(22)
Restructuring charge reversal	(471)	-	(471)
Non-cash charges and other	9	-	9
Remaining liability at June 30, 2008	-	-	-
2007 restructuring costs
Remaining liability at December 31, 2007	-	293	293
Restructuring charge	-	687	687
Cash payments	-	(710)	(710)
Remaining liability at June 30, 2008	-	270	270
Total restructuring liability at June 30, 2008	$587	$270	857
	Less: current portion		(619)
	Long-term portion		$238

8. Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets. As described in the Company’s 2007 Form 10-K, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets. This allowance excludes the potential off-setting impact of the deferred tax liability for amortization of goodwill related to the acquisition of NYFIX Millennium and previously Renaissance Trading Technologies, LLC (“Renaissance”) due to the indefinite life of goodwill. Until the Company achieves and sustains profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

9. Total Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(6,799)	$(7,370)	$(10,151)	$(13,698)
Foreign currency translation adjustment	(183)	84	(166)	85
Total comprehensive loss	$(6,982)	$(7,286)	$(10,317)	$(13,613)

10. Business Segment Information

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

FIX Division. The FIX Division provides messaging channels for institutions that are members of its trading community for order routing and other value-added services. The FIX Division also provides software and consultative services to enable global financial institutions to utilize the industry established Financial Information Exchange Protocol for messaging, monitoring and processing transaction information. The operating results of FIXCITY have been included in the FIX Division since April 4, 2008, the date of acquisition.

Transaction Services Division. The Transaction Services Division is currently comprised of the two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with the execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium. NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro Millennium™, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities housed within NYFIX International. During the three and six months ended June 30, 2008, the Company incurred costs of $2.5 million and $4.7 million, respectively, related to this initiative. The Company incurred $0.6 million of these costs during the three and six months ended June 30, 2007. Euro Millennium was launched in March 2008 for matching U.K. listed cash equities and was expanded during August 2008 to match cash equities in other markets. Significant work remains to connect new clients and to enhance the electronic trading capabilities of existing clients to take full advantage of this platform. As a result, no material revenues have been generated from this initiative and the Company has included these costs in Corporate & Other in the segment information reported below.

Order Management Systems Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients. The OMS Division includes revenues and expenses related to the discontinued Fusion OMS product. The operating loss for the OMS Division during the three and six months ended June 30, 2008 includes severance related restructuring charges associated with discontinuing the Fusion OMS product of $0.4 million and $0.7 million, respectively as well as additional operating losses of $0.5 million and $0.8 million during the three and six months ended June 30, 2008, respectively, associated with supporting the Fusion OMS product during this wind-down phase.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table presents information by reportable segment for the three and six months ended June 30, 2008 and 2007:

(in thousands)	FIX Division	Transaction Services Division	OMS Division	Corporate & Other (1)	Total
Three Months Ended June 30, 2008
Revenue - external customers	$15,830	$11,843	$949	$-	$28,622
Revenue (cost of revenues), net - intersegment	805	(1,013)	208	-	-
Net revenue	16,635	10,830	1,157	-	28,622
Operating income (loss) (2)	1,339	(1,977)	(2,679)	(3,430)	(6,747)

Three Months Ended June 30, 2007
Revenue - external customers	$13,656	$14,671	$2,431	$-	$30,758
Revenue (cost of revenues), net - intersegment	551	(756)	205	-	-
Net revenue	14,207	13,915	2,636	-	30,758
Operating income (loss) (2)	422	1,062	(5,545)	(4,236)	(8,297)

Six Months Ended June 30, 2008
Revenue - external customers	$31,205	$26,213	$2,611	$-	$60,029
Revenue (cost of revenues), net - intersegment	1,565	(1,990)	425	-	-
Net revenue	32,770	24,223	3,036	-	60,029
Operating income (loss) (2)	3,525	(3,048)	(5,368)	(5,415)	(10,306)

Six Months Ended June 30, 2007
Revenue - external customers	$26,965	$25,685	$5,838	$-	$58,488
Revenue (cost of revenues), net - intersegment	1,121	(1,564)	443	-	-
Net revenue	28,086	24,121	6,281	-	58,488
Operating income (loss) (2)	1,985	1,935	(9,773)	(9,801)	(15,654)

(1) Corporate & Other includes SEC investigation, restatement and related expenses, corporate restructuring costs/reversals, Euro Millenium costs, certain transitional costs and other corporate items which are not allocated to reportable segments.

(2) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost. The amount of costs allocated to the Transaction Division has increased during the three and six months ended June 30, 2008 by $1.7 million and $4.4 million, respectively, primarily due to reduced allocations to the OMS Division following the decision to discontinue the Fusion OMS product.

11. Commitments and Contingencies

Stock-based Compensation Related Matters

SEC Investigation

On October 28, 2004, the Company received a request from the SEC relating to its historical stock option granting practices and related matters. On February 15, 2005, the SEC obtained a formal order of investigation, and in April 2005 issued a subpoena to the Company. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors. The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s former employees, as well as from third parties, including the Company’s former independent registered public accounting firm. The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony. The Company believes that it has cooperated fully with the SEC with respect to the investigation, which is still pending as of June 30, 2008.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produced to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm. This matter is still pending as of June 30, 2008.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Shareholder Derivative Actions

The Company is named as a nominal defendant in two shareholder derivative actions, one pending in Connecticut Superior Court (the "Consolidated State Suit") and one pending in the United States District Court for the District of Connecticut (the "Consolidated Federal Suit"). These actions also name as defendants a number of the Company’s former officers and directors, including the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, two former Chief Financial Officers, the Company’s former General Counsel and the Company’s former Executive Vice President and President of NYFIX Millennium. These actions demand unspecified money damages, ask for an accounting and seek rescission of alleged misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract. Defendants filed motions to dismiss both of these matters.   In July 2008, the United States District Court for the District of Connecticut dismissed the Consolidated Federal Suit and entered judgment in favor of the Company and the individual defendants. It is unknown whether the plaintiffs will appeal this ruling, and the final outcome of the matter cannot be predicted at this time. Neither the date of the Connecticut Superior Court's ruling on the motion to dismiss the Consolidated State Suit nor the outcome of that suit can be predicted at this time.

Tax Matters

In 2007 and 2008, the Company has had communications with the U.K. HM Revenue & Customs (“HMRC”) relating to historical stock option exercises. Subsequent to the sale of NYFIX Overseas in August 2006, G.L. forwarded correspondence from the HMRC relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

As of June 30, 2008, the Company recorded a liability of $1.9 million for potential amounts due in the United Kingdom related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL).

Based upon the current information available and the liabilities recognized, the Company believes the resolution of this tax matter will not have a material adverse effect on its consolidated financial condition or results of operations. However, the ongoing discussions with the taxing authorities could result in new information and higher than anticipated exposures. The Company is continuing to cooperate with the taxing authorities to resolve these matters.

Other

During the normal course of business, the Company becomes involved in various other routine legal proceedings, including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

As noted separately in the condensed consolidated statements of operations, during the three and six month periods ended June 30, 2008, the Company incurred $0.1 million and $0.3 million, respectively, relating to the stock option investigation and subpoenas, the grand jury subpoena, related shareholder derivative litigation and the pursuit of insurance recoveries. During the three and six months ended June 30, 2007, these costs were $1.4 million and $5.0 million, respectively, which also included costs for related financial restatements and for settling expired options. These costs included outside counsel and auditors, contract attorneys and forensic accountants and other consultants. These costs do not include any portion of time that the Company’s employees dedicated to these matters. The Company will continue to incur expenses associated with these matters until such time as they are resolved.

During the six months ended June 30, 2008, the Company received an aggregate of $10 million in advances from two of its carriers for Directors and Officers insurance for fees incurred in defense of the SEC investigation into the Company’s historical stock option activity, as well as related litigation expenses. This $10 million amount reflects the respective individual limits of the carriers under the Company’s policies. As these amounts can be recovered by the carriers in certain circumstances, the Company has deferred recognition of these proceeds in its operating results until further progress is made in resolving these contingencies. The Company is also pursuing reimbursement for additional amounts from a third carrier under a policy with a limit of $5.0 million.

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

12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock. In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock and 0.5 million as Series C Non-Voting Convertible Preferred Stock.
At June 30, 2008 and December 31, 2007, the Company had outstanding 1.5 million shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price then in effect (currently $5.00). Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

Common Stock and Treasury Stock

At December 31, 2007, the Company had outstanding 36,818,932 shares of common stock, with 906,826 held in treasury.

On December 11, 2007, the Board of Directors declared a dividend, payable January 2, 2008, to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2007. As a result, the Company issued 525,000 shares of common stock, with a fair value of approximately $2,441,000 based on the market price of its common stock on the declaration date.

During the six months ended June 30, 2008, restricted stock units totaling 178,596 shares vested and were settled in shares.

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

On June 17, 2008, the Board of Directors declared a dividend, payable June 30, 2008, to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2008 through June 30, 2008; as a result, the Company issued 525,000 shares of common stock, with a fair value of approximately $1,969,000 based on the market price of its common stock on the declaration date. These accumulated dividends were reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share for the six months ended June 30, 2008.

As a result of the foregoing activity, at June 30, 2008, the Company had outstanding 38,031,246 shares of common stock, with 923,108 held in treasury.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side and the Sell-Side, and through exchanges (e.g., NYSE, American Stock Exchange, Nasdaq and other exchanges), the OTC market, ATSs and electronic communication networks, or ECNs.

Sources of Revenue

Our revenues consist of subscription and maintenance fees, transaction fees, and product sales and services revenues. As a percentage of our total revenues during the six months ended June 30, 2008, subscription and maintenance revenues accounted for 58%, transaction revenue accounted for 40%, and product sales and services revenue accounted for 2%.

Our subscription and maintenance revenues principally consist of revenues from contracts that provide for the use of our systems and our messaging channels, together with managed services. Subscription and maintenance revenue rates are fixed based on a contractual period of time, typically one to three years. Additional services, provided under schedules, or addenda to the contracts, are either co-terminus with the original contract or have provisions similar to the original contract.  Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis.  We include within our subscription and maintenance revenue amounts we charge for connectivity to the NYFIX trading community. These include the various costs of connecting clients which include telecommunications, installation and maintenance of routers, network management software, and staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

Our subscriptions and maintenance revenues are not directly affected by trading volumes, however, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services. Pricing pressures due to competition, failure to sign new agreements with clients because of reductions in their new technology spending, and consolidation in the financial sector could affect our revenues and profitability. Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would impact profitability.

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

Because commission revenues are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and the U.K. and (ii) our commission rates. Commission revenues are primarily generated by orders delivered to us from direct computer-to-computer links driven by our clients routing technology, our FIXTrader order management system and other vendors’ products, as well as third party order routing networks and phone orders from our customers.

We believe that the factors that most influence our transaction volumes are the following:

• macro trends in the global equities markets that affect overall institutional equity trading activity;

• competitive pressure created by a proliferation of electronic execution competitors;

• potential changes in the U.S. market structure;

• new regulatory requirements or a failure to comply with existing regulatory requirements;

• service quality and availability;

• consolidation of broker-dealers or a decline in the number of hedge funds;

•  increased client demands for bandwidth and speed, requiring reinvestment in hardware and software; and

• commission rates we charge compared to those of our competitors.

Product sales and services are primarily comprised of FIX software licenses and professional services fees. This revenue is recognized when the software is delivered and accepted by the client and when other contractual obligations, including installation, if applicable, have been satisfied and collection of the resulting receivable is reasonably assured.

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

Recent Developments

FIXCITY Acquisition

On April 4, 2008, we acquired 100% of the outstanding stock of FIXCITY. This acquisition reflects our strategy to aggregate liquidity for clients and to provide real-time information to make trading decisions. This acquisition also enhances our strategy of global expansion by adding significantly to our international client base. We have included the operating results of FIXCITY in our consolidated financial statements since the date of acquisition, including revenues of $0.7 million during the three and six months ended June 30, 2008.

Pursuant to the terms of the share purchase agreement, we paid £3.3 million (or approximately $6.6 million) in cash and also agreed to pay an additional $1.0 million in cash contingent on the successful completion of the integration of the existing FIXCITY and NYFIX technology platforms within six months of the closing date. We incurred legal and consulting fees related to this acquisition of $0.7 million.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approx. $7.4 million) if certain revenue targets are achieved, with potential additional payments based on varying percentages of all such revenue if higher level target thresholds are achieved.

Through June 30, 2008, we have incurred integration related charges of $0.6 million, comprised of a $0.5 million write-off of capitalized software costs, as the technology acquired from FIXCITY replaced certain of our capitalized initiatives, as well as $0.1 million of third-party costs related to the integration of the technology platforms. We expect to incur $0.4 million of additional third-party integration costs during the remainder of 2008.

Acquisition of Minority Interests

In October 2007, we acquired the 20% interest in NYFIX Millennium that we did not already own.  The membership interests of the former minority members of NYFIX Millennium were converted into a right to receive an aggregate of $8.0 million. As of June 30, 2008, we have paid a total of $7.8 million of the $8.0 million. We have previously included 100% of the operating results of NYFIX Millennium since inception in our consolidated financial statements.

Euro Millennium

Since the second quarter of 2007 we have incurred costs for Euro MillenniumTM, a multilateral trading facility for non displayed liquidity in pan-European listed cash equities. Euro MillenniumTM was launched in March 2008 for matching U.K. listed equities and has recently expanded to match listed cash equities in other European markets, including Belgium, France, Germany and the Netherlands. There were no meaningful revenues generated by Euro MillenniumTM during the three months ended June 30, 2008. Due to the fact that significant work remains to connect new clients and to enhance the electronic trading capabilities of existing clients to take full advantage of this platform, we expect losses related to Euro Millennium to continue throughout 2008 with a loss between $2.0 million and $2.5 million expected in third quarter 2008.

Discontinuance of the Fusion OMS Business

In October 2007, we entered into a strategic arrangement with Lava to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPallette® OMS in connection with our decision to discontinue the Fusion OMS product. Discontinuing the Fusion OMS product will enable us to devote more time and resources to clients of other product offerings. In connection with discontinuing the Fusion OMS product, we offered one-time termination benefits to affected employees. We recorded a restructuring charge of $0.4 million and $0.7 million for the three and six months ended June 30, 2008, respectively, which consisted of retention and severance costs. In addition, we incurred a loss during the three and six months ended June 30, 2008 of $0.5 million and $0.8 million, respectively to support the Fusion OMS product during this wind-down phase. We have substantially completed the migration of clients off the Fusion OMS system and do not expect to incur any additional costs related to this product going forward. As compared to the three months ended June 30, 2007, our overall revenues from Fusion OMS clients were down $3.2 million during the three months ended June 30, 2008 across all businesses. In addition to generating subscription revenue for the Fusion OMS product, these clients also used our transaction and FIX Marketplace services.

SEC Investigation and Related Contingencies

There is an ongoing SEC investigation of our historical stock option granting practices, as well as a related grand jury subpoena and related shareholder derivative litigations.

During the three and six months ended June 30, 2008, we incurred expenses of $0.1 million and $0.3 million, respectively, relating to the stock option investigation and subpoenas, a grand jury subpoena, related shareholder derivative litigation and the pursuit of insurance recoveries. These costs are down significantly from the levels incurred in prior years.

During the six months ended June 30, 2008, we received an aggregate of $10 million in advances from two of our carriers for Directors and Officers insurance for fees incurred in defense of the SEC investigation into our historical stock option activity, as well as related litigation expenses. This $10 million amount reflects the respective individual limits of the carriers under our policies. As these amounts can be recovered by the carriers in certain circumstances, we have deferred recognition of these proceeds in our operating results until further progress is made in resolving these contingencies. We are also pursuing reimbursement for additional amounts from a third carrier under a policy with a limit of $5.0 million.

Results of Operations for the Three and Six Month Periods Ended June 30, 2008 and 2007

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2008	% of revenue	2007	% of revenue	2008	% of revenue	2007	% of revenue
Revenue:
Subscription and maintenance	$17,507	61%	$16,471	54%	$35,025	58%	$33,745	58%
Transaction	10,831	38%	13,592	44%	24,099	40%	23,368	40%
Product sales and services	284	1%	695	2%	905	1%	1,375	2%
Total revenue	28,622	100%	30,758	100%	60,029	100%	58,488	100%
Cost of revenue:
Subscription and maintenance (1)	7,821	27%	8,369	27%	15,472	26%	16,915	29%
Transaction (1)	5,642	20%	8,359	27%	12,054	20%	13,760	24%
Product sales and services (1)	87	0%	206	1%	168	0%	593	1%
Total cost of revenue	13,550	47%	16,934	55%	27,694	46%	31,268	53%
Gross profit	15,072	53%	13,824	45%	32,335	54%	27,220	47%
Operating expense:
Selling, general and administrative (1)	20,224	71%	20,351	66%	40,620	68%	37,229	64%
Integration charges	596	2%	-	0%	596	1%	-	0%
Depreciation and amortization	494	5%	378	3%	941	4%	660	3%
Restructuring charge	374	132%	-	0%	216	24%	-	0%
SEC investigation, restatement and related expenses (1)	131	0%	1,392	5%	268	0%	4,985	9%
Loss from operations	(6,747)	-24%	(8,297)	-27%	(10,306)	-17%	(15,654)	-27%
Interest expense	(155)	-1%	(126)	0%	(366)	-1%	(262)	0%
Investment income	230	1%	1,097	4%	776	1%	2,324	4%
Other income (expense), net	-	0%	3	0%	-	0%	(12)	0%
Loss before income tax provision	(6,672)	-23%	(7,323)	-24%	(9,896)	-17%	(13,604)	-23%
Income tax provision	127	0%	47	0%	255	0%	94	0%
Net loss	(6,799)	-24%	(7,370)	-24%	(10,151)	-17%	(13,698)	-23%
Accumulated preferred dividends	(827)	-3%	(1,709)	-6%	(1,969)	-3%	(3,426)	-6%
Loss applicable to common stockholders	$(7,626)	-27%	$(9,079)	-30%	$(12,120)	-20%	$(17,124)	-29%

Percentage sub-totals may not add due to rounding.
(1) Stock-based compensation included in the respective line items above follows:

Cost of revenue:
Subscription and maintenance	$92	$1	$222	$11
Transaction	38	(1)	91	-
Product sales and services	2	1	5	1
Selling, general and administrative	1,856	125	4,470	223
SEC investigation, restatement and related expenses (a)	-	210	-	199
	$1,988	$336	$4,788	$434

(a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents our components of revenue:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Subscription and maintenance	$17,507	$16,471	$1,036	6%	$35,025	$33,745	$1,280	4%
Transaction	10,831	13,592	(2,761)	-20%	24,099	23,368	731	3%
Product sales and services	284	695	(411)	-59%	905	1,375	(470)	-34%
Total revenue	$28,622	$30,758	$(2,136)	-7%	$60,029	$58,488	$1,541	3%

Subscription and Maintenance

Subscription and maintenance revenue increased during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to an increase in subscriptions (and related managed services) of order routing messaging channels offered by our FIX Division and the impact of the FIXCITY acquisition, offset in part by a decrease in subscriptions (and related managed services) for our OMS Division products. As of June 30, 2008, we had 8,960 billable direct order routing messaging channels in service, an increase of 20% over the 7,484 messaging channels in service at June 30, 2007, and an increase of 3% over the 8,666 messaging channels in service at March 31, 2008. The growth in our messaging channel subscription revenue during the three months ended June 30, 2008 was slowed by a decrease in revenues of $0.4 million attributable to former Fusion OMS clients, as compared to the three months ended June 30, 2007. FIXCITY, which was acquired in April 2008, contributed $0.7 million in subscription revenues during the three months ended June 30, 2008. The decline in subscriptions (and related managed services) of our OMS Division products of $1.4 million, to $1.2 million for the three months ended June 30, 2008 from $2.6 million during the three months ended June 30, 2007, was due primarily to the discontinuation of our Fusion OMS product as well as cancellations from other desktop clients. OMS subscription revenue from former Fusion OMS clients decreased by $0.7 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. Revenue from recurring maintenance on licensed software was $1.0 million for both the three months ended June 30, 2008 and the three months ended June 30, 2007.

Subscription and maintenance revenue increased during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to an increase in subscriptions (and related managed services) of order routing messaging channels offered by our FIX Division and the impact of the FIXCITY acquisition, offset in part by a decrease in subscriptions (and related managed services) of our OMS Division products. FIXCITY, which was acquired in April 2008, contributed $0.7 million in subscription revenues during the six months ended June 30, 2008. The growth in our messaging channel subscription and maintenance revenue during the six months ended June 30, 2008 was slowed by a decrease in revenues of $0.7 million attributable to former Fusion OMS clients, as compared to the six months ended June 30, 2007. The decline in subscriptions (and related managed services) of our OMS Division products of $3.3 million, to $3.0 million for the six months ended June 30, 2008 from $6.3 million during the six months ended June 30, 2007, was due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products, the discontinuation of our Fusion OMS product as well as cancellations from other desktop clients. OMS subscription revenue from former Fusion OMS clients decreased by $1.1 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Revenue from recurring maintenance on licensed software was $1.9 million for both the six months ended June 30, 2008 and the six months ended June 30, 2007.

Transaction

Transaction revenue decreased during the three months ended June 30, 2008 primarily due to a decrease in commissions on trade executions. Commissions decreased $2.6 million to $10.6 million during the three months ended June 30, 2008 from $13.2 million during three months ended June 30, 2007, due primarily to a decrease in commissions from Sell-Side clients. The decrease from Sell-Side clients was primarily due to a decrease in the use of the NYFIX NEXASTM algorithmic trading products and a decrease in commissions from direct market access services, offset in part by an increase in commissions from NYFIX Millennium. The decline in revenue from NYFIX NEXASTM and from OTC direct market access was primarily attributable to lower trading volumes from former Fusion OMS clients. Transaction revenue from former Fusion OMS clients decreased $2.1 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. The additional decline in revenue for DOT direct market access services (including associated pass-through charges) of $1.8 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium. The average daily matched volume in NYFIX Millennium declined 11.5% to 48.1 million shares during the three months ended June 30, 2008 from 54.4 million shares during the three months ended June 30, 2007. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.2 million during the three months ended June 30, 2008, compared to $0.4 million during the three months ended June 30, 2007. The decrease in net interest was principally due to compressed interest rate spreads.

Transaction revenue increased during the six months ended June 30, 2008 primarily due to an increase in commissions on trade executions. Commissions increased $0.9 million to $23.6 million during the six months ended June 30, 2008 from $22.7 million during six months ended June 30, 2007, primarily due to a $1.7 million increase in commissions from Buy-Side clients offset by a $0.9 million decrease in commissions from Sell-Side clients. The increase from Buy-Side clients reflected the increased focus on these clients by our expanded sales force, including in the United Kingdom. The decrease from Sell-Side clients was primarily due to a decrease in the use of the NYFIX NEXASTM algorithmic trading products and a decrease in commission from direct market access services, offset in part by an increase in commissions from NYFIX Millennium. The decline in revenue from NYFIX NEXASTM and from OTC direct market access was primarily attributable to lower volumes from former Fusion OMS clients. Transaction revenue from former Fusion OMS clients decreased by $1.2 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. The additional decline in revenue for DOT direct market access services (including associated pass-through charges) of $2.2 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium. The average daily matched volume in NYFIX Millennium during the six months ended June 30, 2008 was 48.8 million shares, a 2% increase over the average of 47.9 million shares during the six months ended June 30, 2007. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.5 million during the six months ended June 30, 2008, compared to $0.7 million during the six months ended June 30, 2007. The decrease in net interest was principally due to tighter interest rate spreads.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders and other conditional orders, and third market trades crossed by clients and reported by NYFIX Millennium to Nasdaq.

Product Sales and Services

Product sales and services revenues decreased during the three months ended June 30, 2008 primarily due to a decrease in sales of software licenses by our FIX Division. License fees for our FIX software products decreased $0.3 million to $0.1 million during the three months ended June 30, 2008 as compared to $0.4 million for the same period in 2007, due in part to customers subscribing to our FIX software products on a monthly basis instead of purchasing the licenses as a one-time upfront fee. Professional services revenue, which includes FIX training, decreased $0.1 million to $0.2 million during the three months ended June 30, 2008 as compared to $0.3 million for the same period in 2007.

Product sales and services revenues decreased during the six months ended June 30, 2008 primarily as a result of a decrease in sales of software licenses by our FIX Division. License fees for our FIX software products decreased $0.3 million to $0.5 million during the six months ended June 30, 2008 from $0.8 million for the same period in 2007, due primarily to customers subscribing to our FIX software products on a monthly basis instead of purchasing the licenses as a one-time upfront fee. Professional services revenue, including training, decreased by $0.2 million to $0.4 million during the six months ended June 30, 2008 from $0.6 million for the same period in 2007.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended June 30,		Decrease		Six Months Ended June 30,		Decrease
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Subscription and maintenance	$7,821	$8,369	$(548)	-7%	$15,472	$16,915	$(1,443)	-9%
Transaction	5,642	8,359	(2,717)	-33%	12,054	13,760	(1,706)	-12%
Product sales and services	87	206	(119)	-58%	168	593	(425)	-72%
Total cost of revenue	$13,550	$16,934	$(3,384)	-20%	$27,694	$31,268	$(3,574)	-11%

Subscription and Maintenance

Subscription and maintenance cost of revenue decreased during the three months ended June 30, 2008 primarily due to lower amortization of capitalized software costs and other intangible assets of $0.4 million, lower allocated labor costs of $0.3 million, a decrease in telecommunication costs of $0.1 million and decreases in various other expenses. These decreases were partially offset by an increase of $0.4 million in recurring fees paid to third-party order management system providers for messaging channels with their clients. As a percentage of related revenue, these costs decreased to 45% for the three months ended June 30, 2008 as compared to 51% for the three months ended June 30, 2007.

Subscription and maintenance cost of revenue decreased during the six months ended June 30, 2008 primarily due to lower amortization of capitalized software costs and intangible assets of $0.9 million, lower allocated labor costs of $0.6 million and a decrease in telecommunication costs of $0.4 million. These decreases were offset in part by an increase of $0.5 million in recurring fees paid to third-party order management system providers for messaging channels with their clients. As a percentage of related revenue, these costs decreased to 44% for the six months ended June 30, 2008 as compared to 50% for the six months ended June 30, 2007.

Transaction

Transaction cost of revenue decreased during the three months ended June 30, 2008 primarily due to lower execution and clearing fees of $3.7 million, offset in part by increases in the following expenses: allocated data center costs of $0.3 million, allocated labor costs of $0.3 million, depreciation costs of $0.3 million, and market data fees of $0.1 million. The decrease in execution and clearing fees was primarily attributable to the reduced transaction revenue described above and a change in the revenue mix to higher margin services. Execution fees during the three months ended June 30, 2007 also included linkage fees from the NYSE to route orders to other market centers of $2.3 million, $1.6 million of which we were not able to pass through to our DOT direct market access clients due to difficulties in capturing trade information. As a percentage of related revenue, these costs decreased to 52% for the three months ended June 30, 2008, as compared to 61% for the three months ended June 30, 2007.

Transaction cost of revenue decreased during the six months ended June 30, 2008 primarily due to lower execution and clearing fees of $3.7 million, offset in part by increases in the following expenses: allocated data center costs of $0.6 million, depreciation costs of $0.5 million, allocated labor costs of $0.4 million, market data fees of $0.3 million, communication costs of $0.1 million and software maintenance of $0.1 million. The decrease in execution and clearing fees was primarily due to a change in the revenue mix to higher margin services and a rebate received during the first quarter of $0.5 million on clearing services used. Execution fees during the three months ended June 30, 2007 also included linkage fees from the NYSE to route orders to other market centers of $3.2 million, $1.9 million of which we were not able to pass through to our DOT direct market access clients due to difficulties in capturing trade information. As a percentage of related revenue, these costs decreased to 50% for the six months ended June 30, 2008, as compared to 59% for the six months ended June 30, 2007.

Product Sales and Services

Product sales and services cost of revenues decreased during the three months ended June 30, 2008 due to lower intangible asset amortization of $0.1 million as a result of certain intangible assets becoming fully amortized in the second quarter of 2007. As a percentage of related revenue these costs were comparable at 31% and 30% for the three months ended June 30, 2008 and 2007, respectively.

Product sales and services cost of revenue decreased during the six months ended June 30, 2008 due to lower intangible asset amortization of $0.4 million as a result of certain intangible assets becoming fully amortized in the second quarter of 2007. As a percentage of related revenue these costs decreased to 19% for the six months ended June 30, 2008 as compared to 43% for the same period of 2007.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Compensation and related	$10,313	$8,663	$1,650	19%	$19,245	$16,501	$2,744	17%
Occupancy and related	1,161	1,096	65	6%	2,332	1,906	426	22%
Marketing, travel and entertainment	1,236	1,366	(130)	-10%	2,451	2,157	294	14%
Professional fees (including consulting)	1,692	3,923	(2,231)	-57%	4,082	6,844	(2,762)	-40%
General and other	1,269	1,963	(694)	-35%	2,865	3,605	(740)	-21%
Stock-based compensation	1,856	125	1,731	1385%	4,470	223	4,247	1904%
Transitional rebuilding and remediation	64	1,719	(1,655)	-96%	212	3,461	(3,249)	-94%
Transitional employment costs	133	852	(719)	-84%	243	1,888	(1,645)	-87%
Euro Millennium costs	2,500	644	1,856	288%	4,720	644	4,076	633%
Total SG&A	$20,224	$20,351	$(127)	-1%	$40,620	$37,229	$3,391	9%
Percent of total revenue	71%	66%			68%	64%

Due to the fact that we have completed our restatement and relisting initiatives, as well as our transitional programs, we have increased our focus on improving our margins and are more actively managing our cost structure. We realized significant achievements in these efforts during the first six months of 2008. Excluding stock-based compensation, Euro Millennium and transitional costs, SG&A for the first half of 2008 decreased by 14% over the second half of 2007 due primarily to reduced costs for outside professionals (e.g. legal and accounting), consultants and various other expenses, offset in part by termination costs incurred in June 2008 associated with our reduction in headcount.

Compensation and Related

The increase in the portion of recurring compensation and related costs included in SG&A for the three and six months ended June 30, 2008 was primarily due to $0.9 million of termination costs associated with the approximate 10% reduction of our staff of employees and consultants in June 2008, as well as increases in other employment costs. We expect our headcount reduction initiative to reduce expenses by more than $5 million on an annualized basis.

Occupancy and Related

The increase in occupancy and related costs for the three and six months ended June 30, 2008 was primarily due to additional rent expense associated with expanding our office space in both our New York and London locations.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three months ended June 30, 2008 primarily reflects a decrease in travel and entertainment costs as a result of the timing of sponsored events and a reduction in general corporate travel.

The increase in marketing, travel and entertainment expenses for the six months ended June 30, 2008 primarily reflected increased employee travel related costs incurred in the first quarter to support our European expansion efforts.

Marketing expenses for the three and six months ended June 30, 2008 were comparable to the same periods in 2007.

Professional Fees (including consulting)

The decrease in professional fees incurred for the three and six months ended June 30, 2008, was primarily due to decreases in legal and accounting fees and consulting fees. Consulting fees decreased $1.2 million and $1.1 million for the three and six months ended June 30, 2008, respectively. Legal and accounting fees decreased $1.0 million and $1.7 million for the three and six months ended June 30, 2008, respectively. Consulting fees included in this category do not include the time spent by outside consultants and advisors on the SEC investigation, restatements and related issues as such costs have been separately categorized below.

General and Other

The decrease in general and other expenses for the three and six months ended June 30, 2008 as compared to the same period of 2007, was primarily due to decreases in recruiting and temporary administrative help, partially offset by higher software maintenance for our internal systems.

Stock-based Compensation

The increase in stock-based compensation included in SG&A for the three and six months ended June 30, 2008 was primarily due to significant grants of stock options and restricted stock units during the fourth quarter of 2007 and first half of 2008, following the adoption of the 2007 Omnibus Equity Compensation Plan. These grants were intended to be an up-front, multi-year program to assist in retention and to further promote alignment of the interests of our employees with those of our stockholders. Stock-compensation expense (including the amount recorded in cost of revenue) is expected to be approximately $2.0 million per quarter for the remainder of 2008. This amount may vary, however, depending on additional grants or cancellations and whether performance awards actually vest.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect the impact of a company-wide, Board-approved effort in 2007, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, during 2007, we remediated our lab environment, data replication and back-up, network monitoring, application security and we enabled more timely and detailed internal and external financial reporting. These efforts also addressed certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which were rolled out in October 2007. During the three and six months ended June 30, 2008, we incurred $0.1 million and $0.2 million of such costs, respectively. We do not expect to incur any additional costs due to the fact that we have completed our last project under this program.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits were expensed over the required service period. During the three and six months ended June 30, 2008, we incurred $0.1 million and $0.2 million of such costs, respectively. We do not expect to incur any additional costs due to the fact that the program expired at the end of the second quarter of 2008.

Euro Millennium Costs

Since second quarter 2007, we have incurred costs for Euro Millennium, a neutral dark pool of liquidity for pan-European listed cash equities. These costs include compensation and related costs, consulting, marketing and travel related costs. There were no meaningful revenues generated by Euro Millennium TM during the three months ended June 30, 2008. Due to the fact that significant work remains to connect new clients and to enhance the electronic trading capabilities of existing clients to take full advantage of this platform, we expect losses related to Euro Millennium to continue throughout 2008 with a loss between $2.0 million and $2.5 million expected in third quarter 2008. Once this initiative exits its initial phase and to the extent that Euro Millennium generates consistent revenues, we will include the specific costs associated with Euro Millennium in transaction cost of revenue and the various SG&A categories detailed above.

Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2008	2007		$2008	2007	$
Integration charges	$596	$-	$596	$596	$-	$596
Depreciation and amortization	494	378	116	941	660	281
Restructuring charge	374	-	374	216	-	216
SEC investigation, restatement and related expenses	131	1,392	(1,261)	268	4,985	(4,717)

Integration Charges

During the three and six months ended June 30, 2008, we incurred integration charges related to the acquisition of FIXCITY in April 2008. These costs included $0.5 million of non-cash valuation adjustments to capitalized software replaced by acquired technology and $0.1 million of third party consulting costs to integrate the acquired technology platform. We expect to incur $0.4 million of additional third-party integration costs during the remainder of 2008.

Depreciation and Amortization

The increase in the portion of depreciation and amortization included in SG&A for the three and six months ended June 30, 2008 was due to increased general overhead capital expenditures during 2007.

Restructuring Charge

The restructuring charge for the three months ended June 30, 2008 reflects employment costs of $0.4 million related to the discontinuance of our Fusion OMS product and the continuing transition of our clients to other platforms.

The restructuring charge for the six months ended June 30, 2008 reflects employment costs of $0.7 million related to the discontinuance of our Fusion OMS product, offset by a $0.5 million reversal of amounts previously recorded as restructuring costs as a result of the termination of our lease and corresponding sublease of office space previously occupied in Stamford.

We have substantially completed the migration of clients off of the Fusion OMS system and do not expect to incur any additional restructuring charge related to this product going forward.

SEC Investigation, Restatement and Related Expenses

During the three and six months ended June 30, 2008, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation and the pursuit of insurance recoveries. The costs incurred during the three and six months ended June 30, 2007 also included costs for related financial restatements and for settling expired options. These costs include outside counsels and auditors, contract attorneys, forensic accountants and other consultants. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

The decrease in these costs during the three and six months ended June 30, 2008 reflects the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in March of 2007 following the restatement of our consolidated financial statements as a result of the SEC investigation into prior stock option grants and related restatements.

During the six month period ended June 30, 2008, we received an aggregate of $10 million in advances from two of our carriers for Directors and Officers insurance for fees incurred in defense of the SEC investigation into our historical stock option activity, as well as related litigation expenses. This $10 million amount reflects the respective individual limits of the carriers under our policies. As these amounts can be recovered by the carriers in certain circumstances, we have deferred recognition of these proceeds in our operating results until further progress is made in resolving these contingencies. We are also pursuing reimbursement for additional amounts from a third carrier under a policy with a limit of $5.0 million.

Other Income (Expense)

Other income (expense) items are as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2008	2007		$2008	2007	$
Interest expense	$(155)	$(126)	$29	$(366)	$(262)	$104
Investment income	230	1,097	(867)	776	2,324	(1,548)
Other income (expense), net	-	3	(3)	-	(12)	12

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2008 was primarily attributable to additional interest incurred on the additional $2.5 million convertible note issued in October 2007.

Investment Income

The decrease in investment income for the three and six months ended June 30, 2008 reflected lower average cash balances invested and lower interest rates during the period.

Income Tax Provision

The income tax provisions for the three and six months ended June 30, 2008 were solely attributable to the impact of deducting goodwill related to the NYFIX Millennium acquisition in our tax filings. The income tax provisions for the three and six months ended June 30, 2007 were solely attributable to the impact of deducting goodwill related to the Renaissance acquisition in our tax filings. All other tax effects during the three and six months ended June 30, 2008 and 2007 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from issuances of stock and from long-term borrowings. At June 30, 2008, we had cash and cash equivalents of $52.2 million, a reduction from our balance at December 31, 2007, principally due to the timing of accrued employee compensation payments for 2007, including annual incentive and retention related bonuses, commissions, severance and employee benefit obligations, payments to the former minority owners of NYFIX Millennium to acquire their interests, as well as payment for the acquisition of FIXCITY. We believe resources available at June 30, 2008 will be sufficient to finance our current investing and operating needs as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months. To the extent that we choose to pursue a strategic acquisition, we may need to raise additional outside funding, including through issuing additional equity which could dilute existing stockholders. At June 30, 2008, $39.4 million of our total cash and cash equivalents were held in our broker-dealer subsidiaries, which resulted in our excess regulatory capital, as detailed below.

	As of
	June 30,	December 31,
(in thousands)	2008	2007
Cash and cash equivalents	$52,178	$75,657

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(4,072)	$(13,200)
Net cash used in investing activities	(18,547)	(6,832)
Net cash used in financing activities	(827)	(725)
Effect of exchange rate changes on cash	(33)	79
Net decrease in cash and cash equivalents	$(23,479)	$(20,678)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, and stock-based compensation, and the effect on cash used in operating activities of changes in working capital and other operating accounts between periods.

	Six Months Ended June 30,
(in thousands)	2008	2007
Net loss adjusted for non-cash items	$354	$(7,986)
Effect of changes in working capital and other operating accounts	(4,426)	(5,214)
Net cash used in operating activities	$(4,072)	$(13,200)

Changes in working capital and other operating accounts affected cash flows during the six months ended June 30, 2008 primarily as a result of a decrease in the level of accounts payable and accrued expenses between periods, primarily from the net effect of the timing of accrued employee compensation payments for 2007 including annual incentive and retention related bonuses, commissions, severance and employee benefit obligations, and the receipt of deferred insurance proceeds, as well as increases in net clearing assets due the growth of our business and the timing of settlement obligations.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to settle the transactions of NYFIX Millennium, NYFIX Securities and NYFIX International, such as receivables from clearing organizations and firms and deposits with clearing organizations and firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and securities failed-to-deliver and securities failed-to-receive. At June 30, 2008, the net balance for clearing assets and clearing liabilities was a net receivable of $5.4 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At June 30, 2008, clearing assets include stock borrows of $530.2 million and clearing liabilities include stock loans of $529.8 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. NYFIX International and FIXCITY are registered firms with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to six months average expenditures) requirements. At June 30, 2008, the aggregate regulatory net capital/resources of our regulated subsidiaries in the United States and the United Kingdom were $34.7 million, an excess of $22.3 million over our aggregate requirement of $12.4 million (including the $10 million excess required by DTCC described above).

On June 3, 2008, FIXCITY became a registered firm of the FSA. To satisfy the financial resources requirement, $1.0 million of equity capital was injected into FIXCITY in May 2008.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the six months ended June 30, 2008 was $18.5 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $4.0 million, capitalized software development costs of $2.8 million, $7.0 million in payments to the former minority owners of NYFIX Millennium to acquire their interests and $6.9 million for the acquisition of FIXCITY, net of cash acquired. These payments were partially offset by $2.1 million received from GL in payment of an earn out related to the sale of NYFIX Overseas in August 2006 net of amounts paid to the NYFIX Overseas management team.

Net cash used in investing activities for the six months ended June 30, 2007 was $6.8 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $5.1 million and capitalized software development costs of $1.8 million.

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for equipment purchases, and issuances of capital stock for general corporate purposes and business development activities. At June 30, 2008, we had long-term debt and capital lease obligations outstanding aggregating $10.8 million (including current portions).

At June 30, 2008, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender. The convertible notes incur interest at a rate of 5% and are due in December 2009. At June 30, 2008, the price at which the lender could convert the convertible notes into shares of our common stock was $5.63 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

Net cash used in financing activities for the six months ended June 30, 2008 and 2007 was $0.8 million and $0.7 million, respectively, consisting primarily of principal payments under capital lease obligations.

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

See Note 11 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2007 filed with our 2007 Form 10-K for a description of our commitments and contingencies.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for doubtful accounts, inventory valuation and obsolescence, long-lived tangible and intangible assets, income taxes, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In our 2007 10-K, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts, property and equipment, acquisitions and goodwill, capitalized software costs, long-lived assets, income taxes, contingencies and stock-based compensation. These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the six months ended June 30, 2008, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2007 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

 Based on the results of this evaluation including the existence of material weaknesses in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There were no material changes during the three months ended June 30, 2008, with respect to the legal proceedings described in Part I, Item 3, Legal Proceedings, included in our 2007 Form 10-K.

Subsequent Event

As disclosed in our 2007 Form 10-K, we are named as a nominal defendant in two shareholder derivative actions, one pending in Connecticut Superior Court (the "Consolidated State Suit") and one pending in the United States District Court for the District of Connecticut (the "Consolidated Federal Suit"). These actions also name as defendants a number of our former officers and directors, including our former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, two former Chief Financial Officers, our former General Counsel and our former Executive Vice President and President of NYFIX Millennium. These actions demand unspecified money damages, ask for an accounting and seek rescission of alleged misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract. Defendants filed motions to dismiss both of these matters.   In July 2008, the United States District Court for the District of Connecticut dismissed the Consolidated Federal Suit and entered judgment in favor of NYFIX and the individual defendants. It is unknown whether the plaintiffs will appeal this ruling, and the final outcome of the matter cannot be predicted at this time. Neither the date of the Connecticut Superior Court's ruling on the motion to dismiss the Consolidated State Suit nor the outcome of that suit can be predicted at this time.

Item 1A. Risk Factors

Other than the addition of the following risk factor, there have been no material changes during the three months ended June 30, 2008 with respect to the Risk Factors described in Part I, Item 1A, Risk Factors, included in our 2007 Form 10-K.

We may face risks associated with our international expansion that could impair our ability to grow our international revenues.

As part of our strategy to increase our transaction revenues globally, we launched our Euro Millennium platform in March 2008 for matching U.K. listed equities and recently expanded the platform to other European markets, including Belgium, France, Germany and the Netherlands. Euro Millennium did not generate meaningful revenues during the six months ended June 30, 2008. Significant work remains to connect new clients and to enhance the electronic trading capabilities of existing clients to take full advantage of this platform. We expect continued losses related to this initiative during the remainder of 2008, with a loss of between $2.0 million and $2.5 million expected for the third quarter.

In addition, our international expansion program will require significant management attention and financial resources to successfully develop direct and indirect international sales and support channels. In addition, we may not be able to develop international market demand for our products, which could impair our ability to grow our revenues. We have limited experience marketing, distributing and supporting our products internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

• reliance on distributors and resellers;
• greater difficulty collecting accounts receivable and longer collection cycles;
• difficulties and costs of staffing and managing international operations;
• the impact of differing technical standards outside the United States;
• the impact of recessions in economies outside the United States;
• changes in regulatory or capitalization requirements, or in currency exchange rates;
• certification requirements;
• reduced protection for intellectual property rights in some countries;
• potentially adverse tax consequences; and
• political and economic instability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on June 17, 2008. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect (by holders of Common Stock only) the following nominees as directors:

Nominee	For	Withheld
P. Howard Edelstein	30,465,832	1,386,828
Lon Gorman	30,468,083	1,384,577
Mitchel A. Lenson	30,438,343	1,414,317
Michael J. Passarella	30,435,168	1,417,492
Richard Y. Roberts	30,469,368	1,383,292
Thomas C. Wajnert	30,458,893	1,393,767

Two of our directors, Cary J. Davis and William H. Janeway, were elected by holders of our Series B Preferred Stock (the “Series B Directors”) on June 17, 2008. The Series B Directors were not elected by holders of our Common Stock at our Annual Meeting.

Proposal 2: To ratify the appointment of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

	For	Against	Abstain
Common Stock	30,307,061	98,540	1,447,059
Series B Preferred Stock	1,500,000 (or 15,000,000 votes)	0	0

Please see our Proxy Statement filed with the SEC on April 28, 2008 in connection with the Annual Meeting for a complete description of the matters voted upon.

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

NYFIX, INC.

August 11, 2008	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

August 11, 2008	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer