Form 10-Q/A
period 2008-03-31
NYFIX INC
filed 2008-08-20
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

NYFIX, Inc. (“the Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed with the Securities and Exchange Commission on May 12, 2008 (the “Quarterly Report”), to amend and restate in its entirety Part 2, Item 6 and to file a revised Exhibit 10.1, in order to disclose certain information for which confidential treatment had been initially requested. This Amendment No. 1 continues to speak as of the date of the original filing of the Quarterly Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a later date. The changes in this exhibit were made in response to comments the Company received from the Securities and Exchange Commission to the Company’s Confidential Treatment Request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYFIX, INC.

August 20, 2008	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

August 20, 2008	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer

Item 6. Exhibits

Exhibit No.	Description of Exhibit

* 10.1 †	Agreement for the Sale and Purchase of the entire issued share capital of FIXCITY, LTD dated April 4, 2008

10.2 (1)	NYFIX, Inc. 2008 Annual Incentive Plan

* 31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* 31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

†	Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

(1)	Previously filed on May 12, 2008.