Form 10-Q
period 2008-09-30
NYFIX INC
filed 2008-11-10
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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
Yes ☐ No ☒

There were 38,055,934 shares of our common stock outstanding on November 5, 2008.

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995. In addition, NYFIX and NYFIX representatives from time to time make forward-looking statements in other contexts, such as earnings releases and investor calls. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2007 (“2007 Form 10-K”).

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

•	actions and initiatives by both current and future competitors;
•	our ability to accommodate increased levels of trading activity and keep current with market data requirements;
•	our business’ possible or assumed future results of operations and cash flows;
•	our business’ competitive position;
•	the impact of current market conditions on the financial stability of our clients;
•	potential growth opportunities available to our business;
•	the likelihood of success and impact of litigation;
•	our expectation with respect to securities markets and general economic conditions; and
•	our ability to keep up with rapid technological change.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$52,502	$75,657
Accounts receivable, less allowances of $173 and $282, respectively	13,715	14,609
Clearing assets	305,712	483,867
Prepaid expenses and other current assets	5,412	7,900
Total current assets	377,341	582,033
Property and equipment, net of accumulated depreciation and amortization of $42,897 and $37,838, respectively	22,282	21,478
Capitalized software development costs, net of accumulated amortization of $17,053 and $15,755, respectively	7,772	5,789
Goodwill	58,254	57,401
Acquired intangible assets, net of accumulated amortization of $11,603 and $10,967, respectively	8,788	3,708
Other assets, net	735	1,745
Total assets	$475,172	$672,154

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$30,780	$39,163
Clearing liabilities	302,674	483,600
Current portion of capital lease obligations	1,370	923
Current portion of other long-term liabilities	1,279	1,564
Deferred revenue	4,862	4,648
Total current liabilities	340,965	529,898
Long-term portion of capital lease obligations	1,827	550
Long-term debt	9,963	9,941
Other long-term liabilities	1,379	2,354
Total liabilities	354,134	542,743
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $76,313 at September 30, 2008	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,976,667 and 37,725,758 shares issued, respectively	269,881	261,307
Preferred stock dividend distributable, 525,000 common shares at December 31, 2007	-	2,441
Accumulated deficit	(197,270)	(183,232)
Treasury stock, 923,108 and 906,826 shares, respectively, at cost	(12,600)	(13,194)
Accumulated other comprehensive loss	(1,065)	(3)
Total stockholders' equity	121,038	129,411
Total liabilities and stockholders' equity	$475,172	$672,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue:
Subscription and maintenance	$17,747	$16,556	$52,772	$50,301
Transaction	10,842	15,389	34,941	38,757
Product sales and services	586	618	1,491	1,993
Total revenue	29,175	32,563	89,204	91,051

Cost of revenue:
Subscription and maintenance	7,985	8,796	23,457	25,711
Transaction	5,595	8,869	17,649	22,629
Product sales and services	86	143	254	736
Total cost of revenue	13,666	17,808	41,360	49,076

Gross profit	15,509	14,755	47,844	41,975

Operating expense:
Selling, general and administrative	18,251	21,995	58,871	59,224
Depreciation and amortization	471	379	1,412	1,039
SEC investigation, restatement and related expenses	170	612	438	5,597
Integration charges	139	-	735	-
Restructuring charge	-	-	216	-

Loss from operations	(3,522)	(8,231)	(13,828)	(23,885)

Interest expense	(123)	(137)	(489)	(399)
Investment income	251	975	1,027	3,299
Other income (expense), net	-	8	-	(4)
Loss before income tax provision	(3,394)	(7,385)	(13,290)	(20,989)
Income tax provision	128	47	383	141
Net loss	(3,522)	(7,432)	(13,673)	(21,130)
Accumulated preferred dividends	(827)	(1,260)	(2,796)	(4,686)
Loss applicable to common stockholders	$(4,349)	$(8,692)	$(16,469)	$(25,816)

Basic and diluted loss per common share	$(0.11)	$(0.24)	$(0.44)	$(0.71)
Basic and diluted weighted average common shares outstanding	38,044	36,860	37,611	36,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2008
(in thousands, except share amounts)

	Series B Voting Convertible		Preferred stock					Accumulated other	Total
	preferred stock issued		dividend	Common stock issued		Accumulated	Treasury	comprehensive	stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	loss	equity
Balance December 31, 2007	1,500,000	$62,092	$2,441	37,725,758	$261,307	$(183,232)	$(13,194)	$(3)	$129,411
Comprehensive loss:
Net loss	-	-	-	-	-	(13,673)	-	-	(13,673)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(1,062)	(1,062)
Total comprehensive loss	-	-	-	-	-	-	-	-	(14,735)
Exercise of stock options	-	-	-	4,500	12	-	-	-	12
Issuance of common stock for restricted stock units settled in shares	-	-	-	196,409	-	-	-	-	-
Common shares issued in payment of preferred stock dividend	-	-	(2,441)	1,050,000	2,441	-	-	-	-
Issuance of shares from treasury stock pursuant to employment agreement	-	-	-	-	(300)	(365)	665	-	-
Purchase of treasury shares (16,282 shares)	-	-	-	-	-	-	(71)	-	(71)
Contingent conversion price adjustment related to convertible notes	-	-	-	-	15	-	-	-	15
Stock-based compensation expense	-	-	-	-	6,406	-	-	-	6,406
Balance September 30, 2008	1,500,000	$62,092	$-	38,976,667	$269,881	$(197,270)	$(12,600)	$(1,065)	$121,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(13,673)	$(21,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,691	7,735
Restructuring charge	216	-
Non-cash integration charge	502	-
Stock-based compensation expense	6,406	260
Amortization of debt discounts and premiums	36	38
Deferred income taxes	146	110
(Recovery of) provision for doubtful accounts	(46)	90
Other, net	-	1
Changes in assets and liabilities:
Accounts receivable	1,025	(5,451)
Clearing assets	177,909	(14,415)
Prepaid expenses and other assets	1,928	(1,410)
Deferred revenue	184	4
Accounts payable, accrued expenses and other liabilities	(2,911)	4,768
Clearing liabilities	(180,567)	13,790
Net cash used in operating activities	(1,154)	(15,610)
Investing activities:
Capital expenditures for property and equipment	(4,345)	(8,398)
Capitalization of software development costs	(4,191)	(2,945)
Tax benefit attributable to goodwill	237	31
Payment for acquisition of minority interests	(7,227)	-
Payment for acquisition, net of cash received	(6,946)	-
Proceeds from (expenditures related to) sale of discontinued operations, net	2,066	(1,318)
Net cash used in investing activities	(20,406)	(12,630)
Financing activities:
Principal payments under capital lease obligations	(798)	(835)
Proceeds from issuance of common stock, net of issuance costs	12	111
Purchases of treasury shares	(71)	-
Other, net	(245)	(277)
Net cash used in financing activities	(1,102)	(1,001)
Effect of exchange rate changes on cash	(493)	123
Net decrease in cash and cash equivalents	(23,155)	(29,118)
Cash and cash equivalents, beginning of period	75,657	105,888
Cash and cash equivalents, end of period	$52,502	$76,770

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

The Company’s headquarters and principal offices are in New York, NY. The Company also has offices in London, Hong Kong, Boston, MA, and Lyndhurst, NJ. The Company operates redundant data centers in the northeastern United States, as well as a data center hub in London.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results for the interim periods are not necessarily indicative of results for the full year. The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the 2007 Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of NYFIX, Inc. and its majority-owned and wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies during 2008, compared to what was disclosed in the 2007 Form 10-K.

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

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for the nine months ended September 30, 2008, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	8,739,684	$5.98
Granted	1,392,867	$3.80
Exercised	(4,500)	$2.72
Cancelled	(797,821)	$5.17
Outstanding at end of the period	9,330,230	$5.73	8.2	$18
Exercisable at end of the period	4,329,939	$7.29	7.1	$18

Time-Based RSUs

A summary of activity under time-based restricted stock units for the nine months ended September 30, 2008, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands) (1)

Outstanding at beginning of the year	768,250	$4.60
Granted	260,566	$3.81
Settled with shares	(196,409)	$4.46	$752
Cancelled	(161,122)	$4.59
Outstanding at end of the period	671,285	$4.32

(1) Represents the value of NYFIX stock on the date that the restricted stock units vested.
On grant date the fair value for these vested awards was $876,000.

Performance-based Awards

A summary of activity under performance-based stock option plans for the nine months ended September 30, 2008, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	1,428,855	$4.60
Granted	300,000	$3.85
Exercised	-	-
Cancelled	-	-

Outstanding at end of the period	1,728,855	$4.47	9.1	$-

Exercisable at end of the period	-	-	-	-

In addition, during 2007, 350,000 performance-based RSUs were granted. Performance-based stock options and performance-based RSUs are eligible to be earned (in amounts ranging from 0% to 100% of the award) in equal pro rata installments over four one-year performance periods based on the achievement of annual goals for revenue and operating earnings before interest, taxes, depreciation and amortization. Any portion of performance-based stock options and performance-based RSUs not earned in years one through three is eligible to be earned in year four based on the achievement of goals in year four. The 2007 goals were not met and no performance-based stock options and performance-based RSUs were earned in 2007.

During 2008, no additional performance-based RSUs have been granted.

Stock-based Compensation Expense

Stock-based compensation expense during the three and nine months ended September 30, 2008 was approximately $1.6 million and $6.4 million, respectively. During the three and nine months ended September 30, 2007 stock-based compensation expense was approximately $(0.3) million and $0.1 million, respectively.

As of September 30, 2008, there was $15.3 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.4 years.

3.	Acquisitions and Dispositions

Acquisition of FIXCITY, Ltd.

On April 4, 2008, the Company acquired 100% of the outstanding stock of FIXCITY, Ltd. (“FIXCITY”), a U.K.-based specialist in web-based electronic trading and liquidity discovery solutions. This acquisition reflects the Company’s strategy to aggregate liquidity for clients and to provide real-time information to make trading decisions. This acquisition also enhances the Company’s strategy of global expansion by adding significantly to its international client base. The Company has included the operating results of FIXCITY in its condensed consolidated financial statements since the date of acquisition.

Pursuant to the terms of the share purchase agreement, the Company paid £3.3 million (or approximately $6.6 million) in cash and also agreed to pay an additional $1.0 million in cash contingent on the successful completion of the integration of the existing FIXCITY and NYFIX technology platforms within six months of the closing date. In October 2008, the Company determined that the integration contingency was satisfied and made the $1.0 million payment. This payment will be recorded on the Company’s consolidated balance sheet in the fourth quarter as part of goodwill. The Company incurred $0.7 million in legal and consulting fees related to this acquisition.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approximately $6.6 million) if certain revenue targets are achieved, with potential additional payments based on varying percentages of all such revenue if higher revenue thresholds are achieved.

The purchase price for FIXCITY has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition as follows:

(in thousands)
Assets:
Current assets (including cash of $393)	$527
Fixed assets	28
Intangible assets	6,194
Goodwill	1,181
Total assets acquired	7,930
Liabilities:
Current liabilities	590
Total liabilities assumed	590
Net assets acquired	$7,340

Since the acquisition, the Company has incurred related integration costs. The integration costs incurred during the nine months ended September 30, 2008 included a $0.5 million write-off of capitalized software replaced by acquired technology and $0.2 million of third party consulting costs to integrate the acquired technology platform.

Sale of NYFIX Overseas, Inc.

In August 2006, the Company disposed of all of the issued and outstanding capital stock of NYFIX Overseas, Inc. (“NYFIX Overseas”), a former wholly-owned subsidiary, which previously comprised the Company’s Order Book Management Systems Division, to G.L. Trade S.A. (“GL”). In June 2008, the Company received payment of $2.1 million from GL in full settlement of the available earn-out payment, net of amounts paid to the NYFIX Overseas management team. This earn-out was recognized in results of operations during the fourth quarter of 2007.

4.	Loss Per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Net loss	$(3,522)	$(7,432)	$(13,673)	$(21,130)
Less: Accumulated preferred dividends	(827)	(1,260)	(2,796)	(4,686)
Loss applicable to common stockholders, basic and diluted	$(4,349)	$(8,692)	$(16,469)	$(25,816)

Basic and diluted loss per common share	$(0.11)	$(0.24)	$(0.44)	$(0.71)

Weighted average common shares outstanding (1):
Basic and diluted shares	38,044	36,860	37,611	36,146

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	9,330	1,726	9,330	1,726
Outstanding time-based restricted stock units (3)	671	-	671	-
Outstanding nonvested restricted stock grants (3)	-	48	-	48
Warrants (3)	2,250	2,250	2,250	2,250
Convertible notes (3)	1,776	1,327	1,776	1,327
Convertible preferred stock (3)	15,000	15,000	15,000	15,000

(1)	Excludes nonvested restricted stock and restricted stock units.
(2)	Excludes performance-based grants as the necessary conditions have not been satisfied.
(3)
The impact of time-based stock options, time-based restricted stock units, restricted stock grants, warrants, the convertible notes and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

5.	Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(in thousands)	2008	2007
Accounts payable	$10,349	$16,369
Taxes, other than income and payroll taxes	74	439
Compensation and related	8,505	12,629
Deferred insurance proceeds (Note 11)	10,118	-
Purchase price payable for minority interests	46	7,273
Other	1,688	2,453
Total accounts payable and accrued expenses	$30,780	$39,163

6.	Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(in thousands)	2008	2007
Securities borrowed	$298,151	$480,884
Securities failed-to-deliver	3,597	664
Receivables from clearing organizations and firms	2,435	1,270
Deposits with clearing organizations and others	1,529	1,049
Total clearing assets	$305,712	$483,867

Securities loaned	$298,580	$482,959
Securities failed-to-receive	33	641
Payables to clearing organizations and firms	4,061	-
Total clearing liabilities	$302,674	$483,600

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of September 30, 2008, securities borrowed with a fair value of $299.5 million were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Interest earned	$2,088	$2,854	$7,067	$10,918
Interest incurred	(1,811)	(2,513)	(6,274)	(9,913)
Net	$277	$341	$793	$1,005

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities”) and NYFIX Millennium, L.L.C. (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule). NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1. The regulatory net capital ratio for NYFIX Millennium at September 30, 2008 was 0.73 to 1.

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

At September 30, 2008, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the United States and United Kingdom were $33.3 million, an excess of $21.1 million over the Company’s aggregate requirement of $12.2 million (including the $10 million excess required by DTCC described above).

7. Restructuring Charges

During October 2007, the Company entered into a strategic agreement with Citi’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPalette® OMS in connection with the decision to discontinue the Fusion OMS product. As part of this discontinuation, the Company offered one-time termination benefits to affected employees. The Company recorded a restructuring charge related to this discontinuation of $0.7 million during the nine months ended September 30, 2008, which consisted of severance and retention costs. The Company has substantially completed the transition to Lava and does not expect to incur any additional costs.

In March 2008, the Company terminated its lease and corresponding sublease of office space previously occupied in Stamford, CT for the payment of a $0.5 million lease termination fee. As a result, the Company reversed $0.5 million of previously recorded restructuring costs in the first quarter of 2008.

The liabilities related to the restructuring charges are included in the current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the activity in the liabilities related to the restructuring charges for the nine months ended September 30, 2008:

(in thousands)	Lease costs, net of sublease income	Severance	Total

2004 restructuring costs
Remaining liability at December 31, 2007	$643	$-	$643
Cash payments	(151)	-	(151)
Non-cash charges and other	38	-	38
Remaining liability at September 30, 2008	530	-	530

2006 restructuring costs
Remaining liability at December 31, 2007	998	-	998
Lease termination fee	(514)	-	(514)
Cash payments	(22)	-	(22)
Restructuring charge reversal	(471)	-	(471)
Non-cash charges and other	9	-	9
Remaining liability at September 30, 2008	-	-	-

2007 restructuring costs
Remaining liability at December 31, 2007	-	293	293
Restructuring charge	-	687	687
Cash payments	-	(980)	(980)
Remaining liability at September 30, 2008	-	-	-

Total restructuring liability at September 30, 2008	$530	$-	530

	Less: current portion		(348)
	Long-term portion		$182

8.	Income Taxes

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

9.	Total Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Net loss	$(3,522)	$(7,432)	$(13,673)	$(21,130)
Foreign currency translation adjustment	(896)	45	(1,062)	130
Total comprehensive loss	$(4,418)	$(7,387)	$(14,735)	$(21,000)

10.	Business Segment Information

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

Transaction Services Division. The Transaction Services Division is currently comprised of the two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with the desk agency execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium. NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro Millennium™, a multilateral trading facility for non-displayed liquidity in pan-European listed cash equities housed within NYFIX International. During the three and nine months ended September 30, 2008, the Company incurred costs of $2.0 million and $6.7 million, respectively, related to this initiative. The Company incurred $1.3 million and $2.0 million of these costs during the three and nine months ended September 30, 2007, respectively. Euro Millennium was launched in March 2008 for matching U.K. listed cash equities and was recently expanded to match cash equities in other markets. Significant work remains to connect new clients and to enhance the electronic trading capabilities of existing clients to take full advantage of this platform. As a result, no material revenues have been generated from this initiative and the Company has included these costs in Corporate & Other in the segment information reported below.

Order Management Systems Division. The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients. The OMS Division includes revenues and expenses related to the discontinued Fusion OMS product. The operating loss for the OMS Division during the nine months ended September 30, 2008 includes severance related restructuring charges associated with discontinuing the Fusion OMS product of $0.7 million, as well as additional operating losses of $0.5 million and $0.8 million during the three and nine months ended September 30, 2008, respectively, associated with supporting the Fusion OMS product during this wind-down phase.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three and nine months ended September 30, 2008 and 2007:

(in thousands)	FIX Division	Transaction Services Division	OMS Division	Corporate & Other (1)	Total
Three Months Ended September 30, 2008
Revenue - external customers	$16,690	$11,791	$694	$-	$29,175
Revenue (cost of revenues), net - intersegment	645	(766)	121	-	-
Net revenue	17,335	11,025	815	-	29,175
Operating income (loss) (2)	1,855	(1,055)	(1,316)	(3,006)	(3,522)

Three Months Ended September 30, 2007
Revenue - external customers	$14,186	$16,548	$1,829	$-	$32,563
Revenue (cost of revenues), net - intersegment	678	(888)	210	-	-
Net revenue	14,864	15,660	2,039	-	32,563
Operating income (loss) (2)	712	960	(5,587)	(4,316)	(8,231)

Nine Months Ended September 30, 2008
Revenue - external customers	$47,895	$38,004	$3,305	$-	$89,204
Revenue (cost of revenues), net - intersegment	2,210	(2,756)	546	-	-
Net revenue	50,105	35,248	3,851	-	89,204
Operating income (loss) (2)	5,380	(4,103)	(6,684)	(8,421)	(13,828)

Nine Months Ended September 30, 2007
Revenue - external customers	$41,151	$42,233	$7,667	$-	$91,051
Revenue (cost of revenues), net - intersegment	1,799	(2,452)	653	-	-
Net revenue	42,950	39,781	8,320	-	91,051
Operating income (loss) (2)	2,208	3,589	(15,566)	(14,116)	(23,885)

(1) Corporate & Other includes SEC investigation, restatement and related expenses, corporate restructuring costs/reversals, Euro Millenium costs, certain transitional costs and other corporate items which are not allocated to reportable segments.

(2) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost. The amount of costs allocated to the Transaction Division has increased during the three and nine months ended September 30, 2008 by $1.3 million and $5.7 million, respectively, primarily due to redirected client efforts and reduced overall corporate scale following the decision to discontinue the Fusion OMS product.

11.	Commitments and Contingencies

Stock-based Compensation Related Matters

SEC Investigation

On October 28, 2004, the Company received a request from the SEC relating to its historical stock option granting practices and related matters. On February 15, 2005, the SEC obtained a formal order of investigation, and in April 2005 issued a subpoena to the Company. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors. The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s former employees, as well as from third parties, including the Company’s former independent registered public accounting firm. The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony. The Company believes that it has cooperated fully with the SEC with respect to the investigation, which is still pending as of September 30, 2008.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produced to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm. This matter is still pending as of September 30, 2008.

Shareholder Derivative Actions

The Company is named as a nominal defendant in two shareholder derivative actions, one pending in Connecticut Superior Court (the "Consolidated State Suit") and one currently on appeal from the United States District Court for the District of Connecticut (the "Consolidated Federal Suit"). These actions also name as defendants a number of the Company’s former officers and directors, including the Company’s former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, the Company’s former Chief Information Officer, two former Chief Financial Officers, the Company’s former General Counsel and the Company’s former Executive Vice President and President of NYFIX Millennium. These actions demand unspecified money damages, ask for an accounting and seek rescission of allegedly misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract. Defendants filed motions to dismiss both of these matters.  Neither the date of the Connecticut Superior Court's ruling on the motion to dismiss the Consolidated State Suit, nor the outcome of that suit, can be predicted at this time. In July 2008, the United States District Court for the District of Connecticut dismissed the Consolidated Federal Suit and entered judgment in favor of the Company and the individual defendants. In August 2008, the plaintiffs in the Consolidated Federal Suit appealed the dismissal to the United States Second Circuit Court of Appeals. The Company and the individual defendants in the Consolidated Federal Suit cross-appealed one aspect of the District Court’s ruling related to the lack of findings that the plaintiffs complied with applicable law. Neither the outcome of the appeals nor the final outcome of the matter can be predicted at this time.

Tax Matters

In 2007 and 2008, the Company has had communications with the U.K. HM Revenue & Customs (“HMRC”) relating to historical stock option exercises. Subsequent to the sale of NYFIX Overseas in August 2006, GL forwarded correspondence from the HMRC relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees. As of September 30, 2008, the Company has recorded a liability of $1.9 million for potential amounts due in the United Kingdom related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions (due to the Company’s indemnity obligations to GL).

Based upon the current information available and the liabilities recognized, the Company believes the resolution of this tax matter will not have a material effect on its consolidated financial condition or results of operations. However, the ongoing discussions with the taxing authorities could result in new information and higher than anticipated exposures. The Company is continuing to cooperate with the taxing authorities to resolve these matters.

Other

During the normal course of business, the Company becomes involved in various other routine legal proceedings, including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

As noted separately in the condensed consolidated statements of operations, during the three and nine month periods ended September 30, 2008, the Company incurred $0.2 million and $0.4 million, respectively, relating to the stock option investigation and subpoenas, the grand jury subpoena, related shareholder derivative litigation and the pursuit of insurance recoveries. During the three and nine months ended September 30, 2007, these costs were $0.6 million and $5.6 million, respectively, which also included costs for related financial restatements and for settling expired options. These costs included outside counsel and auditors, contract attorneys and forensic accountants and other consultants. These costs do not include any portion of time that the Company’s employees dedicated to these matters. The Company will continue to incur expenses associated with these matters until such time as they are resolved.

To date, the Company has received an aggregate of $10.1 million in advances from three former Directors and Officers insurance policy carriers for fees incurred in defense of the SEC investigation into the Company’s historical stock option activity, as well as related litigation expenses. Of this amount, $10 million reflects the respective individual limits of two of these carriers. As these amounts can be recovered by the carriers in certain circumstances, the Company has deferred recognition of these proceeds in its operating results until further progress is made in resolving these contingencies. The Company is also pursuing reimbursement for additional amounts from the third carrier under a policy with a limit of $5.0 million.

Other than the amount described above for employee-related taxes for stock options, the Company, in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”), has not recorded any liability with respect to these matters as it is currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants, the grand jury subpoena, the State Court Consolidated Complaint, and the Federal Court Consolidated Complaint associated with such matters and other related matters, the Company could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, if not reimbursed under the insurance policies, could have a material impact on the Company’s financial condition. In addition, other actions may be brought against the Company related to the matters described above.

12. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock. In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock (“Series B Preferred Stock”) and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

At September 30, 2008 and December 31, 2007, the Company had outstanding 1.5 million shares of Series B Preferred Stock. Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock. The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price then in effect (currently $5.00). Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

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

During the nine months ended September 30, 2008, restricted stock units totaling 196,409 shares vested and 4,500 stock options were exercised and settled in shares.

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

As a result of the foregoing activity, at September 30, 2008, the Company had outstanding 38,053,559 shares of common stock, with 923,108 held in treasury.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Overview

We are a pioneer in electronic trading solutions.  The NYFIX Marketplace is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trading workstations, middle office trade automation technologies and trade messaging services.  NYFIX Millennium provides the NYFIX Marketplace with enhanced methods of accessing liquidity.  We also provide value-added informational and analytic services and tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables low touch, low impact market access and transaction processing.

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

Sources of Revenue

Our revenues consist of subscription and maintenance fees, transaction fees, and product sales and services revenues. As a percentage of our total revenues during the nine months ended September 30, 2008, subscription and maintenance revenues accounted for 59%, transaction revenue accounted for 39%, and product sales and services revenue accounted for 2%.

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

Our subscriptions and maintenance revenues are not directly affected by trading volumes; however, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services. Pricing pressures due to competition, failure to maintain revenues with existing clients and to sign agreements with new clients because of reductions in their technology spending, and consolidation in the financial sector could affect our revenues and profitability. Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would disproportionately impact profitability.

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

Because commission revenues are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the United States and the United Kingdom and (ii) our commission rates. Commission revenues are primarily generated by orders delivered to us from direct computer-to-computer links driven by our clients routing technology, our FIXTrader order management system and other vendors’ products, as well as third party order routing networks and phone orders from our customers.

We believe that the factors that most influence our transaction volumes are the following:

•	macro trends in the global equities markets that affect overall institutional equity trading activity;

•	competitive pressure, including pricing, created by a proliferation of electronic execution competitors;

•	potential changes in the U.S. market structure;

•	new regulatory requirements or a failure to comply with existing regulatory requirements;

•	service quality and availability;

•	consolidation of broker-dealers or a decline in the number of hedge funds; and

•	increased client demands for bandwidth and speed, requiring reinvestment in hardware and software.

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

Recent Developments

Discontinuance of the Fusion OMS Product

In October 2007, we made a decision to discontinue our Fusion OMS product. In connection with this decision, we offered one-time termination benefits to affected employees. We recorded a restructuring charge of $0.7 million for the nine months ended September 30, 2008, which consisted of retention and severance costs. In addition, we incurred a loss during the nine months ended September 30, 2008 of $0.8 million to support the Fusion OMS product during its wind-down phase. We completed the migration of clients off the Fusion OMS system as of June 30, 2008 and do not expect to incur any additional costs related to this product going forward.

In addition to generating subscription revenue for the Fusion OMS product, these clients also used our transaction and FIX Marketplace services. As compared to the three and nine months ended September 30, 2007, our overall revenues from Fusion OMS clients were down $3.6 million and $6.8 million during the three and nine months ended September 30, 2008, respectively, across all businesses.

FIXCITY Acquisition

On April 4, 2008, we acquired 100% of the outstanding stock of FIXCITY. This acquisition reflects our strategy to aggregate liquidity for clients and to provide real-time information to make trading decisions. This acquisition also enhances our strategy of global expansion by adding significantly to our international client base. We have included the operating results of FIXCITY in our condensed consolidated financial statements since the date of acquisition, including revenues of $0.7 million and $1.4 million during the three and nine months ended September 30, 2008, respectively.

During the nine months ended September 30, 2008, we incurred integration related charges of $0.7 million, comprised of a $0.5 million write-off of capitalized software costs, as the technology acquired from FIXCITY replaced certain of our capitalized initiatives, as well as $0.2 million of third-party costs related to the integration of the technology platforms.

Pursuant to the terms of the share purchase agreement, we paid £3.3 million (or approximately $6.6 million) in cash and also agreed to pay an additional $1.0 million in cash contingent on the successful completion of the integration of the existing FIXCITY and NYFIX technology platforms within six months of the closing date. In October 2008, we determined that the integration contingency was satisfied and made the $1.0 million payment. This payment will be recorded on our consolidated balance sheet in the fourth quarter as part of goodwill. In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approx. $6.6 million) if certain revenue targets are achieved, with potential additional payments based on varying percentages of all such revenue if higher level target thresholds are achieved.

Acquisition of Minority Interests

In October 2007, we acquired the 20% interest in NYFIX Millennium that we did not already own.  The membership interests of the former minority members of NYFIX Millennium were converted into a right to receive an aggregate of $8.0 million. As of September 30, 2008, we have paid substantially all of the $8.0 million to the former minority members. We have previously included 100% of the operating results of NYFIX Millennium since inception in our consolidated financial statements.

Euro Millennium

Since the second quarter of 2007 we have incurred costs for Euro MillenniumTM, a multilateral trading facility for non displayed liquidity in pan-European listed cash equities. Euro MillenniumTM was launched in March 2008 for matching U.K. listed equities and was recently expanded to match listed cash equities in other European markets, including Belgium, France, Germany and the Netherlands. To date revenues from Euro Millennium have been non-material as efforts continue to familiarize the European trading community with the benefits of dark trading and Euro Millennium in particular. We expect losses from Euro Millennium to continue during this introductory phase, including a loss of $2.0 million in the fourth quarter of 2008.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2008 and 2007

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2008	% of revenue	2007	% of revenue	2008	% of revenue	2007	% of revenue
Revenue:
Subscription and maintenance	$17,747	61%	$16,556	51%	$52,772	59%	$50,301	55%
Transaction	10,842	37%	15,389	47%	34,941	39%	38,757	43%
Product sales and services	586	2%	618	2%	1,491	2%	1,993	2%
Total revenue	29,175	100%	32,563	100%	89,204	100%	91,051	100%
Cost of revenue:
Subscription and maintenance (1)	7,985	27%	8,796	27%	23,457	26%	25,711	28%
Transaction (1)	5,595	19%	8,869	27%	17,649	20%	22,629	25%
Product sales and services (1)	86	0%	143	0%	254	0%	736	1%
Total cost of revenue	13,666	47%	17,808	55%	41,360	46%	49,076	54%
Gross profit	15,509	53%	14,755	45%	47,844	54%	41,975	46%
Operating expense:
Selling, general and administrative (1)	18,251	63%	21,995	68%	58,871	66%	59,224	65%
Depreciation and amortization	471	2%	379	1%	1,412	2%	1,039	1%
SEC investigation, restatement and related expenses (1)	170	1%	612	2%	438	0%	5,597	6%
Integration charges	139	0%	-	0%	735	1%	-	0%
Restructuring charge	-	0%	-	0%	216	0%	-	0%
Loss from operations	(3,522)	-12%	(8,231)	-25%	(13,828)	-16%	(23,885)	-26%
Interest expense	(123)	0%	(137)	0%	(489)	-1%	(399)	0%
Investment income	251	1%	975	3%	1,027	1%	3,299	4%
Other income (expense), net	-	0%	8	0%	-	0%	(4)	0%
Loss before income tax provision	(3,394)	-12%	(7,385)	-23%	(13,290)	-16%	(20,989)	-23%
Income tax provision	128	0%	47	0%	383	0%	141	0%
Net loss	(3,522)	-12%	(7,432)	-23%	(13,673)	-15%	(21,130)	-23%
Accumulated preferred dividends	(827)	-3%	(1,260)	-4%	(2,796)	-3%	(4,686)	-5%
Loss applicable to common stockholders	$(4,349)	-15%	$(8,692)	-27%	$(16,469)	-18%	$(25,816)	-28%

Percentage sub-totals may not add due to rounding.

(1) Stock-based compensation included in the respective line items above follows:

Cost of revenue:
Subscription and maintenance	$56	$-	$278	$11
Transaction	31	-	122	1
Product sales and services	1	-	5	-
Selling, general and administrative	1,530	25	6,001	248
SEC investigation, restatement and related expenses (a)	-	(317)	-	(118)
	$1,618	$(292)	$6,406	$142

(a) Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenue

The following table presents our components of revenue:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Subscription and maintenance	$17,747	$16,556	$1,191	7%	$52,772	$50,301	$2,471	5%
Transaction	10,842	15,389	(4,547)	-30%	34,941	38,757	(3,816)	-10%
Product sales and services	586	618	(32)	-5%	1,491	1,993	(502)	-25%
Total revenue	$29,175	$32,563	$(3,388)	-10%	$89,204	$91,051	$(1,847)	-2%

Subscription and Maintenance

Subscription and maintenance revenue increased during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, primarily due to an increase in subscriptions (and related managed services) of order routing messaging channels offered by our FIX Division and the impact of the FIXCITY acquisition, offset in part by a decrease in subscriptions (and related managed services) for our OMS Division products. As of September 30, 2008, we had 9,569 billable direct order routing messaging channels in service, an increase of 23% over the 7,781 messaging channels in service at September 30, 2007, and an increase of 7% over the 8,960 messaging channels in service at June 30, 2008. The growth in our messaging channel subscription revenue during the three months ended September 30, 2008 was slowed by a decrease in revenues of $0.5 million attributable to former Fusion OMS clients, as compared to the three months ended September 30, 2007. FIXCITY, which was acquired in April 2008, contributed $0.7 million in subscription revenues during the three months ended September 30, 2008. The decline in subscriptions (and related managed services) of our OMS Division products of $1.2 million, to $0.8 million for the three months ended September 30, 2008 from $2.0 million during the three months ended September 30, 2007, was due primarily to the discontinuation of our Fusion OMS product as well as cancellations from other desktop clients. OMS subscription revenue from former Fusion OMS clients decreased by $0.9 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. As a result of recent consolidations in the brokerage industry we expect the growth in subscription and maintenance revenues from order routing channels to be slowed in 2009 due to ongoing and expected cancellations of duplicate services from these clients. We also expect increased cancellations in order routing channels in 2009 from hedge fund closures. Revenue from recurring maintenance on licensed software decreased $0.1 million to $0.9 million for the three months ended September 30, 2008 compared to $1.0 million for the three months ended September 30, 2007.

Subscription and maintenance revenue increased during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily due to an increase in subscriptions (and related managed services) of order routing messaging channels offered by our FIX Division and the impact of the FIXCITY acquisition, offset in part by a decrease in subscriptions (and related managed services) of our OMS Division products. FIXCITY, which was acquired in April 2008, contributed $1.4 million in subscription revenues during the nine months ended September 30, 2008. The growth in our messaging channel subscription and maintenance revenue during the nine months ended September 30, 2008 was slowed by a decrease in revenues of $1.1 million attributable to former Fusion OMS clients, as compared to the nine months ended September 30, 2007. The decline in subscriptions (and related managed services) of our OMS Division products of $4.5 million, to $3.8 million for the nine months ended September 30, 2008 from $8.3 million during the nine months ended September 30, 2007, was due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products, the discontinuation of our Fusion OMS product, as well as cancellations from other desktop clients. OMS subscription revenue from former Fusion OMS clients decreased by $2.3 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. Revenue from recurring maintenance on licensed software was $2.8 million in both the nine month periods ended September 30, 2008 and 2007.

Transaction

Transaction revenue decreased during the three months ended September 30, 2008 primarily due to a decrease in commissions on trade executions. Commissions decreased $4.5 million to $10.6 million during the three months ended September 30, 2008 from $15.1 million during three months ended September 30, 2007, due primarily to a $3.1 million and $1.4 million decrease in commissions from Sell-Side and Buy-Side clients, respectively. The decrease from Sell-Side clients was primarily due to a decrease in the use of NYFIX’s algorithmic trading products and a decrease in commissions from direct market access services, offset in part by an increase in commissions from NYFIX Millennium. The decline in revenue from NYFIX’s algorithmic trading products and from OTC direct market access was primarily attributable to lower trading volumes from former Fusion OMS clients. Transaction revenue from former Fusion OMS clients decreased $2.2 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. Direct market access revenues (including associated pass-through charges) also declined for NYSE DOT transactions by $2.4 million primarily due to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium. The average daily matched volume in NYFIX Millennium increased 7% to 52.6 million shares during the three months ended September 30, 2008 from 49.1 million shares during the three months ended September 30, 2007. The decline in Buy-Side was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.3 million during the three month periods ended September 30, 2008 and September 30, 2007. Recent market turmoil and consolidations in the brokerage industry could have a negative impact on our transaction revenues in 2009.

Transaction revenue decreased during the nine months ended September 30, 2008 primarily due to a decrease in commissions on trade executions. Commissions decreased $3.6 million to $34.2 million during the nine months ended September 30, 2008 from $37.8 million during nine months ended September 30, 2007, primarily due to a $3.9 million decrease in commissions from Sell-Side clients, partially offset by a $0.3 million increase in commissions from Buy-Side clients. The decrease from Sell-Side clients was primarily due to a decrease in the use of NYFIX’s algorithmic trading products and a decrease in commission from direct market access services, offset in part by an increase in commissions from NYFIX Millennium. The decline in revenue from NYFIX’s algorithmic trading products and from OTC direct market access was primarily attributable to lower volumes from former Fusion OMS clients. Transaction revenue from former Fusion OMS clients decreased by $3.4 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The additional decline in revenue for NYSE DOT direct market access services (including associated pass-through charges) of $4.7 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium. The average daily matched volume in NYFIX Millennium during the nine months ended September 30, 2008 was 50.1 million shares, a 4.2% increase over the average of 48.1 million shares during the nine months ended September 30, 2007. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.8 million during the nine months ended September 30, 2008, compared to $1.0 million during the nine months ended September 30, 2007. The decrease in net interest was principally due to tighter interest rate spreads.

Product Sales and Services

Product sales and services revenues were $0.6 million for both the three months ended September 30, 2008 and September 30, 2007. License fees for our FIX software products increased $0.1 million to $0.4 million during the three months ended September 30, 2008 as compared to $0.3 million for the same period in 2007, offset by a $0.1 million decrease in our professional services revenue, which includes FIX training, to $0.2 million during the three months ended September 30, 2008 from $0.3 million for the same period in 2007.

Product sales and services revenues decreased $0.5 million during the nine months ended September 30, 2008 primarily as a result of a decrease in sales of software licenses by our FIX Division. License fees for our FIX software products decreased $0.3 million to $0.9 million during the nine months ended September 30, 2008 from $1.2 million for the same period in 2007, due primarily to customers subscribing to our FIX software products on a monthly basis instead of purchasing the licenses as a one-time upfront fee. Professional services revenue, including training, decreased by $0.2 million to $0.6 million during the nine months ended September 30, 2008 from $0.8 million for the same period in 2007.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended September 30,		Decrease		Nine Months Ended September 30,		Decrease
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Subscription and maintenance	$7,985	$8,796	$(811)	-9%	$23,457	$25,711	$(2,254)	-9%
Transaction	5,595	8,869	(3,274)	-37%	17,649	22,629	(4,980)	-22%
Product sales and services	86	143	(57)	-40%	254	736	(482)	-65%
Total cost of revenue	$13,666	$17,808	$(4,142)	-23%	$41,360	$49,076	$(7,716)	-16%

Subscription and Maintenance

Subscription and maintenance cost of revenue decreased during the three months ended September 30, 2008 primarily due to lower allocated labor costs of $0.9 million, and lower amortization of capitalized software costs and other intangible assets of $0.2 million, which were all impacted by the discontinuation the Fusion OMS product, as well as a decrease in telecommunication costs of $0.3 million. These decreases were partially offset by an increase of $0.6 million in recurring fees paid to third-party order management system providers for messaging channels with their clients. As a percentage of related revenue, these costs decreased to 45% for the three months ended September 30, 2008 as compared to 53% for the three months ended September 30, 2007.

Subscription and maintenance cost of revenue decreased during the nine months ended September 30, 2008 primarily due to lower allocated labor costs of $1.6 million and lower amortization of capitalized software costs and other intangible assets of $0.9 million, which were all impacted by the discontinuation of the Fusion OMS product, as well as a decrease in telecommunication costs of $0.7 million. These decreases were offset in part by an increase of $1.2 million in recurring fees paid to third-party order management system providers for messaging channels with their clients. As a percentage of related revenue, these costs decreased to 44% for the nine months ended September 30, 2008 as compared to 51% for the nine months ended September 30, 2007.

Transaction

Transaction cost of revenue decreased during the three months ended September 30, 2008 primarily due to lower execution and clearing fees of $4.2 million, offset in part by increases in certain costs due in part to the discontinuation of the Fusion OMS product, including: allocated data center costs of $0.4 million, allocated labor costs of $0.2 million, depreciation costs of $0.3 million, and market data fees of $0.1 million. The decrease in execution and clearing fees was primarily attributable to the reduced transaction revenue described above and a change in the revenue mix to higher margin services. As a percentage of related revenue, these costs decreased to 52% for the three months ended September 30, 2008, as compared to 58% for the three months ended September 30, 2007.

Transaction cost of revenue decreased during the nine months ended September 30, 2008 primarily due to lower execution and clearing fees of $7.9 million, offset in part by increases in certain costs due in part to the discontinuation of the Fusion OMS product, including: allocated data center costs of $0.9 million, depreciation costs of $0.8 million, allocated labor costs of $0.6 million, market data fees of $0.4 million, communication costs of $0.1 million and software maintenance of $0.1 million. The decrease in execution and clearing fees was primarily due to a change in the revenue mix to higher margin services and a rebate received during the first quarter of $0.5 million on clearing services used. Included in execution fees during the nine months ended September 30, 2007 was $1.9 million of linkage fees from the NYSE to route orders to other market centers which we were not able to pass through to our DOT direct market access clients due to difficulties in capturing trade information. As a percentage of related revenue, these costs decreased to 51% for the nine months ended September 30, 2008, as compared to 58% for the nine months ended September 30, 2007.

Product Sales and Services

Product sales and services cost of revenues decreased $0.1 million during the three months ended September 30, 2008 as a result of lower amortization of capitalized software costs. As a percentage of related revenue these costs decreased to 15% for the three months ended September 30, 2008 as compared to 23% for the same period of 2007.

Product sales and services cost of revenue decreased during the nine months ended September 30, 2008 due to lower intangible asset amortization of $0.4 million as a result of certain intangible assets becoming fully amortized in the second quarter of 2007 and lower amortization of capitalized software costs of $0.1 million. As a percentage of related revenue these costs decreased to 17% for the nine months ended September 30, 2008 as compared to 37% for the same period of 2007.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%	2008	2007	$	%
Compensation and related	$9,048	$9,112	$(64)	-1%	$28,292	$25,612	$2,680	10%
Occupancy and related	949	1,159	(210)	-18%	3,280	3,065	215	7%
Marketing, travel and entertainment	1,063	1,337	(274)	-20%	3,514	3,494	20	1%
Professional fees (including consulting)	2,005	3,924	(1,919)	-49%	6,088	10,768	(4,680)	-43%
General and other	1,633	2,546	(913)	-36%	4,498	6,152	(1,654)	-27%
Stock-based compensation	1,538	24	1,514	6308%	6,009	247	5,762	2333%
Transitional rebuilding and remediation	-	1,950	(1,950)	-100%	212	5,411	(5,199)	-96%
Transitional employment costs	-	595	(595)	-100%	243	2,483	(2,240)	-90%
Euro Millennium costs	2,015	1,348	667	49%	6,735	1,992	4,743	238%
Total SG&A	$18,251	$21,995	$(3,744)	-17%	$58,871	$59,224	(353)	-1%

Percent of total revenue	63%	68%			66%	65%

Due to the fact that we have completed our restatement and relisting initiatives, as well as our transitional programs, we have increased our focus on improving our margins and are more actively managing our cost structure. We realized significant achievements in these efforts during the first nine months of 2008. Excluding stock-based compensation, Euro Millennium and transitional costs, SG&A for the three and nine months of 2008 decreased by 19% and 7%, respectively over the same periods of 2007, due primarily to reduced costs for outside professionals (e.g. legal and accounting), consultants and various other expenses.

Compensation and Related

Compensation and related costs were comparable for the three months ended September 30, 2008 and 2007, primarily reflecting the net effects of cost reductions associated with the discontinuation of the Fusion OMS product of $1.0 million and new compensation and related costs of $0.4 million associated with our recently acquired FIXCITY subsidiary, and increases in marketing hires and executive severance costs.

The increase in the portion of compensation and related costs included in SG&A for the nine months ended September 30, 2008 was primarily due to increases of $3.7 million associated with investments in sales, account management and marketing resources, new compensation costs of $0.6 million associated with our recently acquired FIXCITY subsidiary and $0.9 million of employee termination costs associated with the approximate 10% reduction of our staff in June 2008, as well as other executive severance costs. These increases for the nine months ended September 30, 2008 were offset in part by cost reductions associated with the discontinuation of the Fusion OMS product of $2.4 million and other cost reductions.

Occupancy and Related

The decrease in occupancy and related costs for the three months ended September 30, 2008 was primarily due to $0.3 million of rent tax credits received for our 100 Wall street office location as a result of participating in the Lower Manhattan Revitalization Program. The increase in occupancy and related costs for the nine months ended September 30, 2008, was primarily due to additional rent expense associated with expanding our office space in both our New York and London locations partially offset by rent tax credits discussed above.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three months ended September 30, 2008 primarily reflects a decrease in travel and entertainment costs as a result of the timing of sponsored events and a reduction in general corporate travel. Marketing, travel and entertainment expenses for the nine months ended September 30, 2008 were comparable to the same period in 2007.

Professional Fees (including consulting)

The decrease in professional fees incurred for the three and nine months ended September 30, 2008, was primarily due to decreases in consulting fees and external professional fees.  Consulting fees decreased $1.6 million and $2.8 million for the three and nine months ended September 30, 2008, respectively, primarily due to the reduction in consultants used for organizational development, operations, marketing and strategic initiatives. Professional fees declined $0.3 million and $1.9 million for the three and nine months ended September 30, 2008, respectively primarily due to decreases in external costs for internal controls compliance and outside legal fees. Consultants and outside professionals were engaged more in 2007 to supplement day-to-day activities while management was addressing significant matters such as the restatements, re-listing on Nasdaq, historical legal issues and remediation. Consulting fees included in this category do not include the time spent by outside consultants and advisors on the SEC investigation, restatements and related issues as such costs have been separately categorized below.

General and Other

The decrease in general and other expenses for the three and nine months ended September 30, 2008 as compared to the same period of 2007 was primarily due to decreases in recruiting and temporary administrative help, partially offset by higher software maintenance for our internal systems.

Stock-based Compensation

The increase in stock-based compensation included in SG&A for the three and nine months ended September 30, 2008 was primarily due to significant grants of stock options and restricted stock units made during the fourth quarter of 2007 and first nine months of 2008, following the adoption of the 2007 Omnibus Equity Compensation Plan. These grants were intended to be an up-front, multi-year program to assist in retention and to further promote alignment of the interests of our employees with those of our stockholders. Stock-compensation expense (including the amount recorded in cost of revenue) is expected to be approximately $1.6 million for the fourth quarter of 2008. This amount may vary, however, depending on additional grants or cancellations and whether performance awards actually vest.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect the impact of a company-wide, Board-approved effort in 2007, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, during 2007, we remediated our lab environment, data replication and back-up, network monitoring, application security and we enabled more timely and detailed internal and external financial reporting. These efforts also addressed certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which were rolled out in October 2007. During the nine months ended September 30, 2008, we incurred $0.2 million of such costs. We do not expect to incur any additional costs due to the fact that we have completed our last project under this program in the second quarter of 2008.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits were expensed over the required service period. During the nine months ended September 30, 2008, we incurred $0.2 million of such costs. We do not expect to incur any additional costs due to the fact that the program expired at the end of the second quarter of 2008.

Euro Millennium Costs

Since second quarter 2007, we have incurred costs for Euro Millennium, a neutral dark pool of liquidity for pan-European listed cash equities. These costs include compensation and related costs, consulting, marketing and travel related costs. To date revenues from Euro Millennium have been non-material as efforts continue to familiarize the European trading community with the benefits of dark trading and Euro Millennium in particular. We expect losses from Euro Millennium to continue during this introductory phase, including a loss of $2.0 million in the fourth quarter of 2008. Once this initiative exits its introductory phase and to the extent that Euro Millennium generates consistent revenues, we will include the specific costs associated with Euro Millennium in transaction cost of revenue and the various SG&A categories detailed above.

Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2008	2007		$2008	2007	$

Depreciation and amortization	$471	$379	$92	$1,412	$1,039	$373
SEC investigation, restatement and related expenses	170	612	(442)	438	5,597	(5,159)
Integration charges	139	-	139	735	-	735
Restructuring charge	-	-	-	216	-	216

Depreciation and Amortization

The increase in the portion of depreciation and amortization included in SG&A for the three and nine months ended September 30, 2008 was due to increased general overhead capital expenditures during 2007.

SEC Investigation, Restatement and Related Expenses

During the three and nine months ended September 30, 2008, we incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation and the pursuit of insurance recoveries. The costs incurred during the three and nine months ended September 30, 2007 also included costs for related financial restatements and for settling expired options. These costs include outside counsel and auditors, contract attorneys, forensic accountants and other consultants. These costs do not include any portion of time that our employees have dedicated to these matters. We will continue to incur expenses associated with these matters until they are resolved. The amount of such expenses will likely vary and may be material.

The decrease in these costs during the three and nine months ended September 30, 2008 reflects the filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 in March of 2007 following the restatement of our consolidated financial statements as a result of the SEC investigation into prior stock option grants and related restatements.

To date, we have received an aggregate of $10.1 million in advances from our three former director and officer insurance carriers for fees incurred in defense of the SEC investigation into our historical stock option activity, as well as related litigation expenses. Of this amount, $10 million reflects the respective individual limits of two of these carriers. As these amounts can be recovered by the carriers in certain circumstances, we have deferred recognition of these proceeds in its operating results until further progress is made in resolving these contingencies. We are also pursuing reimbursement for additional amounts from the third carrier under a policy with a limit of $5.0 million.

Integration Charges

During the three and nine months ended September 30, 2008, we incurred integration charges related to the acquisition of FIXCITY in April 2008. These costs include $0.1 million and $0.2 million of third party consulting costs to integrate the acquired technology platform in the three and nine month periods, respectively and a $0.5 million write-off of capitalized software costs in the nine month period as the technology acquired from FIXCITY replaced certain of our capitalized initiatives. We expect to incur $0.2 million of additional third-party integration costs during the fourth quarter of 2008.

Restructuring Charge

The restructuring charge for the nine months ended September 30, 2008 reflects employment costs of $0.7 million related to the discontinuance of our Fusion OMS product, offset by a $0.5 million reversal of amounts previously recorded as restructuring costs as a result of the termination of our lease and corresponding sublease of office space previously occupied in Stamford.

We completed the migration of clients off of the Fusion OMS system in June 2008 and do not expect to incur any additional restructuring charge related to this product going forward.

Non-operating Income (Expense)

Non-operating income (expense) items are as follows for the periods indicated:

	Three Months Ended September 30,		Decrease	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2008	2007		$2008	2007	$
Interest expense	$(123)	$(137)	$(14)	$(489)	$(399)	$90
Investment income	251	975	(724)	1,027	3,299	(2,272)
Other income (expense), net	-	8	(8)	-	(4)	4

Interest Expense

The increase in interest expense for the nine months ended September 30, 2008 was primarily attributable to additional interest incurred on the additional $2.5 million convertible note issued in October 2007.

Investment Income

The decrease in investment income for the three and nine months ended September 30, 2008 reflected lower average cash balances invested and lower interest rates during the period.

Income Tax Provision

The income tax provisions for the three and nine months ended September 30, 2008 were solely attributable to the impact of deducting goodwill related to the NYFIX Millennium acquisition in our tax filings. The income tax provisions for the three and nine months ended September 30, 2007 were solely attributable to the impact of deducting goodwill related to the Renaissance acquisition in our tax filings. All other tax effects during the three and nine months ended September 30, 2008 and 2007 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from issuances of stock and from long-term borrowings. At September 30, 2008, we had cash and cash equivalents of $52.5 million, a reduction from our balance at December 31, 2007, principally due to the timing of accrued employee compensation payments for 2007, including annual incentive and retention related bonuses, commissions, severance and employee benefit obligations, payments to the former minority owners of NYFIX Millennium to acquire their interests, as well as payment for the acquisition of FIXCITY. The balance of cash and cash equivalents at September 30, 2008 was, however, comparable to the balance of $52.2 million at June 30, 2008. We believe resources available at September 30, 2008 will be sufficient to finance our current investing and operating needs as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months.

Noting the current turmoil in the debt markets, in the event that we are unable to secure refinancing for the $10 million in convertible notes currently outstanding when such notes come due on December 31, 2009, we may be required to repay such debt out of existing cash resources or operating cash flow. In addition, to the extent that we choose to pursue a strategic acquisition and are unable to secure adequate external financing, we may need to raise additional outside funding, including through issuing additional equity, which could dilute existing stockholders.

At September 30, 2008, $39.3 million of our total cash and cash equivalents were held in our regulated subsidiaries, which resulted in our excess regulatory capital, as detailed below.

	As of
	September 30,	December 31,
(in thousands)	2008	2007
Cash and cash equivalents	$52,502	$75,657

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net cash used in operating activities	$(1,154)	$(15,610)
Net cash used in investing activities	(20,406)	(12,630)
Net cash used in financing activities	(1,102)	(1,001)
Effect of exchange rate changes on cash	(493)	123
Net decrease in cash and cash equivalents	$(23,155)	$(29,118)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, and stock-based compensation, and the effect on cash used in operating activities of changes in working capital and other operating accounts between periods.

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net loss adjusted for non-cash items	$1,278	$(12,896)
Effect of changes in working capital and other operating accounts	(2,432)	(2,714)
Net cash used in operating activities	$(1,154)	$(15,610)

Changes in working capital and other operating accounts affected cash flows during the nine months ended September 30, 2008 primarily as a result of a decrease in the level of accounts payable and accrued expenses between periods, primarily from the net effect of the timing of accrued employee compensation payments for 2007 including annual incentive and retention related bonuses, commissions, severance and employee benefit obligations, and the receipt of deferred insurance proceeds, as well as an increase in net clearing assets due to the timing of settlement obligations.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to settle the transactions of NYFIX Millennium, NYFIX Securities and NYFIX International, such as receivables from clearing organizations and firms and deposits with clearing organizations and firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and securities failed-to-deliver and securities failed-to-receive. At September 30, 2008, the net balance for clearing assets and clearing liabilities was a net receivable of $3.0 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At September 30, 2008, clearing assets include stock borrows of $298.2 million and clearing liabilities include stock loans of $298.6 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. NYFIX International and FIXCITY are registered firms with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements. At September 30, 2008, the aggregate regulatory net capital/resources of our regulated subsidiaries in the United States and the United Kingdom were $33.3 million, an excess of $21.1 million over our aggregate requirement of $12.2 million (including the $10 million excess required by DTCC described above).

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the nine months ended September 30, 2008 was $20.4 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $4.3 million, capitalized software development costs of $4.2 million, $7.2 million in payments to the former minority owners of NYFIX Millennium to acquire their interests and $6.9 million for the acquisition of FIXCITY, net of cash acquired. These payments were partially offset by $2.1 million received from GL in payment of an earn out related to the sale of NYFIX Overseas in August 2006 net of amounts paid to the NYFIX Overseas management team. In October 2008, we determined that the integration contingency related to the acquisition of FIXCITY was satisfied and paid $1.0 million pursuant to the terms of the share purchase agreement.

Net cash used in investing activities for the nine months ended September 30, 2007 was $12.6 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $8.4 million, capitalized software development costs of $2.9 million and $1.3 million paid to GL in settlement of working capital adjustments resulting from its purchase of NYFIX Overseas.

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for equipment purchases, and issuances of capital stock for general corporate purposes and business development activities. At September 30, 2008, we had long-term debt and capital lease obligations outstanding aggregating $13.2 million (including current portions).

At September 30, 2008, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender. The convertible notes incur interest at a rate of 5% and are due in December 2009. At September 30, 2008, the price at which the lender could convert the convertible notes into shares of our common stock was $5.63 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

Net cash used in financing activities for the nine months ended September 30, 2008 and 2007 was $1.1 million and $1.0 million, respectively, consisting primarily of principal payments under capital lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the nine months ended September 30, 2008, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2007 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s Rules and Forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

As disclosed in our 2007 Form 10-K, management and our independent registered public accounting firm identified material weaknesses in the following internal controls over:

•	controls related to revenues from historical subscriptions, and

•	controls related to the acquisition, tracking and disposition of property and equipment.

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

As discussed below, the material weakness over the controls related to the acquisition, tracking and disposition of property and equipment was remediated during the quarter ended September 30, 2008. However, based on the material weakness in our controls related to revenues from historical subscriptions, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2008.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, we performed certain procedures, including an inventory of our assets and a reconciliation of such assets to our books and records that enabled us to declare that we have remediated the material weakness affecting the controls related to the acquisition, tracking and disposition of property and equipment. There was no other change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

For the remaining material weakness as of September 30, 2008 related to the controls affecting revenue from historical subscriptions, we are currently working on a corrective action plan. Although we have completed a number of significant milestones in this plan, additional work remains. While we believe our ongoing efforts have improved our internal control over financial reporting, we have not completed the redesign and/or implementation of all necessary procedures and controls or our documentation and testing of the processes. Accordingly, we will continue to perform the interim measures described below and monitor the effectiveness of our internal control over financial reporting in the areas impacted by the material weakness discussed above.

Interim Measures to Ensure the Accuracy of Financial Reporting

Management, with oversight from our Audit Committee, has performed expanded and compensating measures to help ensure the accuracy of our financial reporting until such time as we are able to remedy our remaining material weakness. Such measures included, among other things:

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in our 2007 Form 10-K, we are named as a nominal defendant in two shareholder derivative actions, one pending in Connecticut Superior Court (the "Consolidated State Suit") and one currently on appeal from the United States District Court for the District of Connecticut (the "Consolidated Federal Suit"). These actions also name as defendants a number of our former officers and directors, including a former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, two former Chief Financial Officers, our former General Counsel and the former Executive Vice President and President of NYFIX Millennium. These actions demand unspecified money damages, ask for an accounting and seek rescission of allegedly misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract. Defendants filed motions to dismiss both of these matters.  Neither the date of the Connecticut Superior Court's ruling on the motion to dismiss the Consolidated State Suit, nor the outcome of that suit, can be predicted at this time. In July 2008, the United States District Court for the District of Connecticut dismissed the Consolidated Federal Suit and entered judgment in favor of our company and the individual defendants. In August 2008, the plaintiffs in the Consolidated Federal Suit appealed the dismissal to the United States Second Circuit Court of Appeals. Our company and the individual defendants in the Consolidated Federal Suit cross-appealed one aspect of the District Court’s ruling related to the lack of findings that the plaintiffs complied with applicable law. Neither the outcome of the appeals nor the final outcome of the matter can be predicted at this time.

Item 1A. Risk Factors

Other than the introduction of the following risk factor, and the new risk factor included in Item 1A, Risk Factors, of our Form 10-Q filed for the period ended June 30, 2008, there have been no material changes during the nine months ended September 30, 2008 with respect to the Risk Factors described in Part I, Item 1A, Risk Factors, included in our 2007 Form 10-K.

A decline in revenues resulting from current market volatility and conditions could have a material adverse effect on our business profitability.

During the third quarter of 2008, the global securities markets experienced historical levels of volatility and market movement. These conditions have had a negative impact on the financial stability of some of our clients, who are concentrated in the financial sector, resulting in accelerated consolidation of brokers and hedge fund closures.

Accelerated consolidation in the brokerage industry and hedge fund closures could result in a decline in our subscription and maintenance revenue due to cancellations of services. In addition, although subscription and maintenance revenues are not directly affected by trading volumes, to the extent that our clients’ revenues are negatively impacted by current market conditions, their ability to purchase services and products from us in the future could also be impacted. The current financial difficulties affecting many of our clients could also result in an increased credit risk to our company to the extent that our clients are unable to settle their outstanding obligations, including pending trades and billed receivables.

In light of these conditions, there can be no assurance that overall market trading volumes will maintain their current level or grow, which could have a negative impact on our transaction revenues. In addition, since a large portion of our costs are generally fixed, a loss of revenue would negatively affect our profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

a.)	Exhibits

Exhibit
No.	Description of Exhibit

*10.1	Employment Agreement dated January 4, 2008 between NYFIX, Inc. and C. Thomas Richardson.

*10.2	First Amendment to the Employment Agreement between NYFIX, Inc. and C. Thomas Richardson dated August 29, 2008.

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYFIX, INC.

November 10, 2008	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

November 10, 2008	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer