Form 10-K
period 2008-12-31
NYFIX INC
filed 2009-03-16
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  to

Commission File Number: 001-02292

NYFIX, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	06-1344888
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 Wall Street New York, New York	10005
(Address of Principal Executive Offices)	(Zip Code)

(646) 525-3000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	The NASDAQ Stock Market

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

The aggregate market value of our outstanding common stock held by non-affiliates was approximately $121 million as of June 30, 2008, based on the closing market price of our common stock. The amount shown is based on the closing price of NYFIX common stock as reported on the NASDAQ Capital Market.

There were 38,609,629 shares of our common stock outstanding on March 6, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant no later than April 30, 2009 in connection with the 2009 Annual Meeting of Stockholders.

NYFIX, INC.

i

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

Forward-looking statements include, but are not limited to, statements about:

•	the impact of recording a significant impairment charge relating to goodwill due to the fact that we have not been profitable;
•	the effects of current, pending and future legislation;
•	the impact of regulation and regulatory actions;
•	our ability to achieve and maintain effective internal control over financial reporting in accordance with Securities and Exchange Commission (“SEC”) rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);
•	actions and initiatives by both current and future competitors;
•	our business’ possible or assumed future results of operations and cash flows;
•	our business’ competitive position;
•	the impact of current market conditions, including consolidations and closures, on the financial stability of our clients;
•	potential growth opportunities available to our business;
•	the likelihood of success and impact of litigation;
•	our expectation with respect to securities markets and general economic conditions; and
•	our ability to keep up with rapid technological change.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

ii

PART I

Item 1. Business

NYFIX, Inc. is a Delaware corporation whose common stock is listed on the NASDAQ Capital Market. NYFIX was incorporated in 1991. The address of our headquarters and principal office is 100 Wall Street, New York, NY 10005. Our telephone number is (646) 525-3000. We also have offices in London, Hong Kong, Tokyo, Boston, MA, and Lyndhurst, NJ. We operate redundant data centers in the northeastern United States, as well as data center hubs in England.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side institutional investors and the Sell-Side broker-dealers, and through exchanges such as the New York Stock Exchange (“NYSE”), NYSE Alternext (formerly known as the American Stock Exchange), and the NASDAQ Stock Market (“Nasdaq”), the over-the-counter (“OTC”) market, alternative trading systems (“ATSs”) and electronic communication networks (“ECNs”).

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

FIX Division

Principal Products and Services

The FIX Division has two major lines of business:

•	We sell a service (“NYFIX Marketplace Service”) that allows clients to communicate with their trading counterparties as members of the NYFIX Marketplace and access additional services available on our platform. The NYFIX Marketplace Service provides support for FIX and other securities messaging protocols, including a certification process and an expert help desk. Clients communicate with their counterparties through messaging channels of various types. Some examples of messaging channels include Order Routing, Indications of Interest, Advertised Trades and Allocations.
•	We also sell software licenses and provide consultative services to financial institutions and to third-party software vendors that enable them to build and manage securities trading systems and applications using FIX and related messaging services. This includes FIX engines and monitoring products, and a suite of FIX messaging, monitoring and management solutions for firms of all sizes. All of our licensed software products may be used standalone or in conjunction with our NYFIX Marketplace Service.

Additionally, we provide information and analytic services that are built on the NYFIX Marketplace Platform. These include a service to measure and monitor FIX messaging performance.

The NYFIX Marketplace Platform

The NYFIX Marketplace Platform is the infrastructure that is used to deliver the NYFIX Marketplace Service, forming the underlying platform on top of which other related services are built. Messaging channels are services of the NYFIX Marketplace Service, while information and analytic services are built on the NYFIX Marketplace Platform. Our NYFIX Marketplace customers offer their own clients products and services, including OMS and execution management systems (“EMS”), that have been integrated with the NYFIX Marketplace Platform.

Through our NYFIX Marketplace Platform, we provide the services and infrastructure for trade messaging and global order routing between trading counterparties including Buy-Side institutions, Sell-Side institutions, stock exchanges, and other electronic trade execution venues, such as ECNs and ATSs. Managing more than 9,500 FIX-based order routing messaging channels and approximately 4,185 indications of interest (“IOI”) channels among approximately 1,000 financial firms, we are a leading supplier of FIX messaging and monitoring services to the financial industry.

Our NYFIX Marketplace Service provides several management and related transaction processing services, including FIX messaging channels, which provide flexibility of standard FIX messaging with monitoring and end-to-end management, including message storage and forwarding, FIX version translation, message enrichment, real-time storage and recovery of orders and executions, and translation to/from non-FIX messaging standards (e.g. proprietary messaging formats used by various stock exchanges and other intermediaries). This allows clients to communicate easily with a large number of end-points (counterparties, exchanges, ECNs and ATSs) on a secure financial transaction platform. Messaging channels provide a centralized certification of connected parties in compliance with FIX and a simplified, centralized one-to-many communication set-up for each party via the NYFIX Marketplace. The NYFIX Marketplace Service supports FIX order routing, IOIs and allocations. In April 2008, we enhanced our offering of IOIs through the acquisition of FIXCITY Ltd. (“FIXCITY”), whose product, ioinet, provides a unique liquidity discovery solution. This solution establishes a more direct relationship between Sell-Side and Buy-Side users than offered by other IOI providers, requiring that Sell-Side users be enabled to send IOIs to a particular Buy-Side user, thereby preventing random IOI broadcasts or spam.

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

We differentiate ourselves from traditional network providers by:

•	Market Knowledge & Expertise: We have experienced professionals with extensive market and technical knowledge of FIX and other trade messaging, and experience integrating to most Sell-Side and Buy-Side OMS, EMS, and FIX engines. We understand both the technology and how the technology is used to trade, and we help our clients implement effective trading solutions.
•	Transparent Counterparty Integration: We have pre-tested and certified our systems/protocols with most of the messaging engines currently in use (e.g., OMS, EMS, and FIX). Although the FIX Protocol is standard, connecting FIX systems to each other requires effort, skill, resources, and knowledge of trade workflows. We have systems integration specialists responsible for enabling channels on the NYFIX Marketplace Platform. We have invested substantially in lab and pre-production facilities to build a documented knowledge base of FIX behaviors that we use to integrate a wide variety of client systems in the NYFIX Marketplace. Each client system must pass a formal certification test before being enabled for production trading using the NYFIX Marketplace Service. This provides streamlined integration and systems testing with counterparties, and simplifies our clients’ operations when their counterparty changes systems or FIX versions.
•	Speed (“Time to Trading”): Because of the size of the NYFIX Marketplace and our ability to provide services such as message translation, clients can dramatically shorten the time to implement services and begin trading with their counterparties. This goes well beyond connecting circuits, and addresses the greater challenge of connecting applications.
•	Simplicity: Clients can maintain a single FIX session to communicate with the NYFIX Marketplace and through that single FIX session access many channels to many counterparties. This substantially reduces our client’s cost to implement and maintain electronic trading systems.
•	Management of Messages: Unlike ordinary network providers, NYFIX proactively monitors and manages the actual trading messages (not just the physical circuits and IP routes). This can include storing and forwarding of messages when counterparties are unavailable.
•	Breadth and Integration of Service Offering: We offer a range of products and services complementing our NYFIX Marketplace Service offering, supported by people and expertise. These include our FIX software products and other information and analytic tools. Our one-stop shopping and integrated support model simplifies our clients’ operations.

The NYFIX Marketplace Platform is built on an underlying set of data centers and domestic and international wide area network (“WAN”) infrastructure. While our business focus is on the NYFIX Marketplace Platform, the successful and high performance operation of that platform depends on the high quality design and operation of our data centers, systems and network.

FIX Software

As the operator of the NYFIX Marketplace, a community of FIX trading institutions, we offer a suite of software tools that enable improved time to market. Many of these are the same software tools that we use internally to deliver our services.

Our Appia® product is a FIX engine and enables FIX message handling and connectivity for clients, regardless of whether they are participants in the NYFIX Marketplace. Appia software supports a wide range of operating systems, databases and extensive lists of APIs for ease of integration. Appia is used by more than 1,000 FIX engines to support trade messaging around the world. Appia was implemented as the FIX engine for Euro Millennium and ioinet in 2008, and will be implemented as the FIX engine for Millennium’s new HPX architecture in 2009.

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

Methods of Distribution

We primarily sell products directly to end-clients, and in some markets, sell our products via redistributors.

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

FIX software products are sold directly to financial institutions, and to software vendors who integrate our FIX software into their systems (e.g., Buy-Side OMS platforms, EMS platforms) which they then sell to their financial clients.

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

Transaction Services Division

Our Transaction Services Division is comprised of two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities Corporation (“NYFIX Securities”), and NYFIX International, Ltd. (“NYFIX International”), a U.K. registered firm.

The Transaction Services Division generates revenue primarily in the United States from the application of commissions charged on executed trades to the following three categories of clients:

•	U.S. Exchange member, U.S. non-exchange member and non-U.S. securities firms (Sell-Side firms) who are either self-clearing or rely on a correspondent clearing firm to clear on their behalf with the Transaction Services Division. We generally bill per share execution commissions to Sell-Side clients on a monthly basis. These securities brokerage firms primarily utilize our NYFIX Millennium, Direct Market Access (“DMA”) and our NYFIX Intelligent Execution (“NIX”) algorithmic trading products. Many of these clients also use the desktop products provided by the OMS Division.

•	U.S. hedge funds (Buy-Side firms), who rely on prime brokers to clear their trades. These clients utilize NYFIX Millennium and our NIX algorithmic trading products and settle their trading on a net basis with commission charges paid through the settlement and clearing process, which is typically three business days after trade date.
•	Registered investment advisers (“traditional long-only” Buy-Side firms), who rely on custodial banks to clear their trades. These trades are commonly referred to as Delivery vs. Payment and Receive vs. Payment (DVP/RVP) clearing. These are generally net trades in which the Transaction Services Division commission charges are paid through the settlement and clearing process, which is typically three business days after trade date. Registered investment advisers primarily utilize our NYFIX Millennium, DMA and our algorithmic trading products.

NYFIX Millennium

NYFIX Millennium provides anonymous matching under Regulation ATS and order routing for U.S. equity securities. Its clients are registered broker-dealers, including NYFIX Securities. NYFIX Millennium does not display orders or quotes, and executions are completely anonymous, making NYFIX Millennium what is commonly referred to as a “dark pool.” We execute three types of orders through NYFIX Millennium: (1) pass through, (2) conditional and (3) immediate or cancel (“IOC”). Pass through orders flow through the matching facility on their way to an exchange, ECN, or ATS. These orders are only executed if they find a match at or within the National Best Bid and Offer, an SEC regulation requiring brokers to guarantee customers the best available ask price when buying securities, and the best available bid price when selling securities. If there is not a match, these orders are immediately routed to their ultimate destination, thus incurring no opportunity cost. Conditional orders reside in the system and interact with pass through order flow, as well as IOCs and other conditional orders. In addition to market or limit orders, these orders can be pegged to the bid, offer, last sale, or mid-point. Volume and bid/offer spread constraints can also be attached to these orders. IOC orders are orders that, if not matched immediately by NYFIX Millennium, are canceled. As opposed to other order types, IOC orders do not reside in the system and are not passed on to another facility.

NYFIX Millennium augments traditional markets by combining the anonymous and electronic execution technology of an ECN with the liquidity of traditional primary markets. NYFIX Millennium attempts to mitigate the negative price impact of traditional fully disclosed searches for liquidity. NYFIX Millennium is interposed between the trading parties, extending full anonymity of those parties throughout the clearing and settlement process. In addition, NYFIX Millennium resells certain products and services offered by the FIX Division and the OMS Division.

In February 2009, NYFIX initiated the roll-out of Millennium “HPX” in the United States. Delivered on our newly developed high performance technology architecture, Millennium “HPX” is a faster, more resilient, and higher throughput version of our dark pool, capable of responding to client orders in fewer than 3 milliseconds. This represents a significant improvement in performance over the previous version and is expected to make NYFIX Millennium a more attractive destination for high-frequency and latency sensitive order flow.

NYFIX Securities

The Transaction Services Division also generates revenues in the United States through NYFIX Securities, which offers algorithmic trading technology to improve execution results, DMA, and access to NYFIX Millennium. NYFIX Securities provides these services to Sell-Side broker-dealers and Buy-Side institutional investors. NYFIX Securities settles and clears its own transactions and transactions executed by NYFIX Millennium. It also operates a matched book stock borrow/stock loan business. Like NYFIX Millennium, NYFIX Securities also resells certain products and services offered by the FIX Division and the OMS Division.

NYFIX Securities is a member of the Depository Trust & Clearing Corporation (“DTCC”) and Options Clearing Corporation (“OCC”). Through its stock borrow/stock loan business, NYFIX Securities matches a borrower and a lender anonymously for small to medium size transactions. Much of the counterparty credit risk associated with this business is mitigated through the daily monitoring of collateral value, frequent counterparty credit reviews and the use of the stock loan program of the OCC. The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2008, approximately 80% of our stock borrow/stock loan transactions outstanding were processed through the OCC. The remaining 20% of our stock borrow/stock loan transactions outstanding primarily involve (i) securities that are not OCC eligible or (ii) counterparties that are not members of the OCC.

NYFIX International

The Transaction Services Division generates revenue in Europe through NYFIX International from commissions charged on executed trades, where clients cross trades using our Euro Millennium platform, and through its agency trading desk that: (1) manages client orders, executing them on market or through Euro Millennium, or (2) offers DMA to the European markets.

Euro Millennium initiated trading in March 2008. With similar features and order types to NYFIX Millennium, Euro Millennium leverages NYFIX’s experience and technology in operating a crossing system for matching orders in pan-European listed equities. Like NYFIX Millennium, Euro Millennium executes conditional, pass through and IOC orders. Euro Millennium is available to both Sell-Side and Buy-Side clients, providing access to a neutral pool of continuous dark liquidity. Euro Millennium is also an “exchange-friendly” vehicle that can serve as an adjunct to exchange-traded systems.

In December 2007, we entered into an agreement with SIX Swiss Exchange (formerly known as SWX Europe) to provide Euro Millennium’s technology as a service for non-displayed liquidity for Swiss blue chip equities. This service was launched in August 2008. Utilizing the Euro Millennium platform and branded “SWX Swiss Block,” executions conducted through this service are reported through the SIX Swiss Exchange.

During the first half of 2009, NYFIX International expects to begin processing transactions for Euro Millennium through the SIX X-Clear Central Counterparty (“CCP”). This will enable CCP member clients to trade on Euro Millennium and have those trades assumed by the CCP, which will clear and settle the transaction directly with the two counterparties. This structure preserves the anonymity offered by Euro Millennium while removing NYFIX International as a counterparty at risk.

Principal Products and Methods of Distribution

The Transaction Services Division leverages cross-selling opportunities with clients of our FIX Division and our OMS Division and distributes its transaction products and solutions to its own clients.

In addition to connecting to client in-house systems and FIX engines, the Transaction Services Division tests, certifies and connects to clients using a variety of institutional OMS and quote aggregators such as Eze Castle Software, Charles River Development, INDATA, Line Data, Latent Zero, RealTick, Neovest, FlexTrade, Portware, UNX, BNY Sonic Software, Lava Trading, InfoReach, and ITG products (e.g., MacGregor and Radical). The Transaction Services Division also integrates with a variety of Sell-Side OMS including NYFIX’s OMS, as well as Fidessa, Lava Trading, Mixit, Redi, Tradeware, GL Trade and Bloomberg. Our open connectivity business model provides our clients with the freedom to select among a variety of front end user applications or FIX engine products, including those of our competitors.

Millennium PLUSTM

Millennium PLUS allows participants to generate liquidity alerts to third-party sources known as passive liquidity responders (“PLRs”). PLRs include systematic Buy-Side funds, external dark pools, broker internalization engines, and other pockets of hidden liquidity from across the industry. Unique to NYFIX Millennium, Millennium PLUS liquidity alerts are delivered only to computer-based systems holding live orders, rather than to traders’ screens. As a result, liquidity alerts will not be visible to traders or systems which may cause information leakage or market impact. Both conditional and/or pass-through orders can be designated as Millennium PLUS orders. Pass-through Millennium PLUS orders are held in NYFIX Millennium for several hundred milliseconds, just long enough for PLRs to receive the liquidity alert and automatically respond. If no response is forthcoming, the order is passed on to the appropriate market center in the usual fashion.

NYFIX NaturalTM

NYFIX Natural allows Buy-Side clients of NYFIX Securities’ orders to be exposed to matching in NYFIX Millennium while generating an IOI message to other Buy-Side client participants. NYFIX Natural is a “tradable” message with minimum quantity size required to generate an IOI message.

NYFIX Direct Market Access (“NYFIX DMA”)

NYFIX DMA is offered via a single FIX destination for both OTC and exchange-traded securities. This enables clients with a FIX connection with NYFIX to send orders to the NYSE, NYSE Alternext, NYSE Archipelago (or “NYSE Arca”), Nasdaq, other auto-execution destinations or other exchanges.

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

NYFIX Intelligent Execution (“NIX”) Algorithmic Trading Products

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

CORPORATE BUYBACK Algorithm is a tactic that ensures that executions are in compliance with the SEC’s Rule 10b-18 safe harbor as it pertains to corporate securities repurchase programs. Additional criteria are available to select maximum participation rate and approved end-time.

STEALTH is a passive algorithm seeking non-displayed liquidity from multiple destinations to maximize hidden liquidity while reducing market impact.

Our NIX products also include intelligent order routing solutions that access displayed quotes on exchanges and ECNs as well as non-displayed liquidity from multiple sources to aggressively execute orders across all shares available in the market.

Order Management Systems (“OMS”) Division

The OMS Division offers broker-dealers desktop solutions that enable trading in various market centers, including the NYSE, NYSE Alternext, Nasdaq and others. The OMS Division products include real-time order management, routing and Straight Through Processing (“STP”), interfaces to back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP. The OMS Division offers technology designed to access multiple market centers either directly or indirectly to the market center representing the best execution opportunity, while adhering to the compliance and regulatory specifications that are unique to each different market center.

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

Principal Products and Methods of Distribution

We primarily sell products directly to end-clients and provide access to our services through the NYFIX Marketplace. For the Sell-Side community, we provide a range of services, available through our NYFIX Marketplace Platform. Our OMS Division offers a variety of trading desktop products within the FIXTrader® suite for brokerage firm trading desks, a series of available OMS options and a number of auxiliary services, including interfaces to various back office systems, data storage and retrieval, electronic submission of trade data to NYSE systems and other services to facilitate STP.

FIXTrader Desktop Product

FIXTrader®, our desktop product, provides users with electronic order routing and order management. Desktops are typically deployed with a touchpad-based terminal, desktop software applications, or through the internet. FIXTrader uses the FIX Protocol to connect to brokerage firms, major global market centers, many other exchanges, ECNs and ATSs and provides a complete order management solution for the trading desks of major brokerage firms and institutional investors (upstairs traders), including electronic entry and routing of orders and executions between Buy-Side institutions, sales and block desks.

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

FIX Division

Competition to the products and services of our FIX Division includes potential clients who choose to maintain their own infrastructure and develop their own in-house products and services, third parties such as Transaction Network Services who offer basic IP-based FIX connectivity and application/system vendors who bundle their own network with their application (e.g., TradeWeb, SunGard and ITG Net). We consider these networks to offer basic (TCP/IP) data transport only and consequently they provide a lower price point. In many cases, clients of IP-based FIX networks use NYFIX FIX software products (e.g., Appia) to provide management of their FIX connections, and as a result, while these networks are sometimes competitors, they are sometimes complementary. Our primary competitors in the FIX software marketplace are Cameron Systems, NYSE TransactTools and Greenline Financial.

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

In Europe, significant changes have occurred since the introduction of the Markets in Financial Instruments Directive (“MiFID”) in November 2007. MiFID bought about sweeping changes in the way equity markets operate in Europe. This has given rise to a number of new ATS/ECN-like platforms known as multilateral trading facilities, or MTFs, that compete alongside existing traditional national exchanges for market share in equity trading. Since MiFID became effective, a number of new MTFs, such as Turquoise, Chi-x, NYSE Euronext Smart Pool and Equiduct Trading, have been launched in Europe and have joined Posit and Liquidnet in offering dark liquidity matching services in competition with Euro Millennium. In addition, a number of other European market participants announced their intent to launch MTFs during the course of 2009.

OMS Division

In 2007, the SEC’s adoption of Regulation NMS and other market changes posed significant challenges for the U.S. stock exchanges. Most significant was the replacement of the Intermarket Trading System (“ITS”) used for interexchange routing of listed shares. This created a new market landscape encouraging market centers to provide linkages to all quoting venues as well as protection rules around the new paradigm. This shift caused a proliferation of ECNs, alternative trading systems, crossing networks and dark pools, increasing fragmentation and feeding the growth of market message traffic. Our OMS Division faces competition from potential clients that choose to develop their own in-house products and services. We also face competition from vendors that produce desktop solutions for traders, including BRASS, Fidessa, Lava Trading, Tradeware, Mixit and Bloomberg. While we believe that we compete effectively and continue to install new systems, these vendors or other vendors could increase their competitive efforts and market share at our expense.

NYFIX Sales and Marketing

We generally offer our OMS and NYFIX Marketplace products and services under subscription and service agreements. Our Transaction Services Division contracts include per share commission charges. Our sales force is organized into teams by client segment or by product/service bundles that work together to provide a comprehensive electronic trading solution. These teams work in close coordination with each other to maximize client acquisition and retention.

We maintain an in-house marketing department responsible for directing marketing activities. Our marketing strategy focuses on direct efforts to reach potential clients through targeted initiatives. We take a multi-pronged approach to marketing encompassing a variety of channels including but not limited to:

•	participation in industry events, conferences and exhibitions and securing speaking engagements for key NYFIX executives;
•	NYFIX-hosted events for clients and prospects;
•	advertising in key trade publications and technology/electronic trading provider directories;
•	proactive media relations to obtain press coverage in key media outlets including broadcast, print, and online media; and
•	development and production of sales tools, including presentations; sales collateral; direct mail; and online initiatives including search engine optimization.

NYFIX participates in approximately 40 events per year on a global basis to publicize our offerings to the various market segments we service.

Technology Operations and Product Development

Operation of NYFIX Communications Network and Data Centers

Services offered by NYFIX (e.g., the NYFIX Marketplace Service, NYFIX Millennium and others) are built on an underlying set of data centers and a domestic and international WAN infrastructure. While our business focus is on the services offered, the successful and high performance delivery of those services depends on the high quality design and operation of our data centers, systems and network.

Our NYFIX service offerings rely upon a mix of telecommunication carriers housed within diverse and redundant third party managed data center facilities. This mix is comprised of diverse point to point connections provided by AT&T, Verizon, Qwest Communications, BT Radianz, and Level 3 Communications. These connections terminate on NYFIX managed Customer Premise Equipment (CPE). In an effort to improve cost and operating efficiencies, NYFIX is in the final stage of completing a US client network migration to consolidate the current mix of multiple carriers with NYFIX managed CPE to a mix comprised of two diverse and fully managed service providers.

Our underlying infrastructure implementation procedures involve a modular, or “building block,” standard. A building block standard consists of the amount of storage, processing and network capacity necessary to support a set of clients. As we add clients to our NYFIX Marketplace, building blocks can be inserted into our architecture to accommodate continued expansion. Our building block architecture relies upon advanced technology standards, including storage area network architecture, which is employed for high-performance database access and transaction processing. We currently maintain two data centers in the United States and two in England, which can support the critical production operations and provide redundancy for a majority of our clients in their respective locations. These data centers are connected via our corporate WAN. An automated system continuously monitors NYFIX services and the underlying network and data center infrastructure, logging the performance of communication lines, equipment and systems and supporting our effort to provide no or minimum disruption of continuous availability of our services.

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

Application Development

We develop software to meet a wide range of requirements, such as regulatory changes, client's requests to support new or customized workflows, changes in market structure, opportunities to tap into new markets and businesses for NYFIX and to improve the performance and cost effectiveness of our data centers. We develop most of our software in-house and employ some staff directly, supplemented by use of contract staff in countries where we do not have offices (e.g., India and the Philippines). Our development and quality assurance (“QA”) staff works in conjunction with the business product management, sales and production support staffs, and directly with our clients, to identify new products and changes and enhancements to our existing products. Most of our software is built to support the FIX Protocol and other messaging standards to interface with both external systems and as the internal protocol for communication among our own applications. This end-to-end FIX support enhances our ability to integrate our software with software developed by other vendors or in-house by our clients and to offer our products as large end-to-end solutions or as individual components.

We develop our software on the two leading operating platforms in our industry: UNIX, including Linux, for server-side mission critical high performance applications, and Windows, for client-side Graphical User Interface, or GUI, based applications. We closely follow the pace of evolution of software development technologies and adopt new programming languages and tools as they are established and when we believe they can increase our staff’s productivity. Our QA staff has access to a laboratory that closely resembles the production environment, where software can be tested for functionality, performance, reliability, recoverability, and interoperability. We employ automated testing tools allowing timely and efficient turnaround of product releases. We have procedures in place to escalate production issues and other urgent requests to the appropriate development personnel for fast turnaround.

Production Processes

We design, develop and produce our proprietary software at our facilities in New York and London, and make use of contract development teams in India and the Philippines. We obtain our materials, supplies and services from a variety of vendors in the United States, Europe and Asia.

We rely on a number of third parties to supply software and systems, as well as equipment and related maintenance. Our systems are built using a number of commonly used technologies. For example, we use systems and software from International Business Machines Corp., Hewlett-Packard Company, EMC Corporation, Sun Microsystems, Inc., Oracle Corporation, Sybase, Inc., Broadridge, Shadow Suite from Shadow Financial, Veritas Software Corporation and Microsoft Corporation. Our products are subject to potential defects in these third party components. Although we exercise strict testing and verification of systems using a system development life cycle process, defects can cause disruptions of client service. We have invested in various test systems to make sure our suppliers’ components meet the same high standards as our developed software.

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

The trademark NYFIX® is the primary trademark used to identify our goods and services. We are the registered exclusive owner of the trademark, as well as a number of additional product brand trademarks. Each of our significant trademarks is registered with the appropriate governmental authority in countries where we do business or is in the process of being registered. We are not aware of any third party infringements of any of our trademarks.

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

Reliance on Large Clients

For the years ended December 31, 2008, 2007 and 2006, no single client accounted for more than 10% of our consolidated revenue.

Backlog and Seasonality

We do not believe that sales backlog is a meaningful indication of our future revenue, as a substantial portion of our revenue is derived from contracts for which our equipment or software is already installed and we are currently recognizing revenue. In addition, our operations, to date, have not been significantly affected by seasonality.

Employees

As of December 31, 2008, we had 250 full-time employees. None of our employees is covered by a collective bargaining agreement. We believe that our relationships with our employees are good. We believe that we have been able to attract and develop staff, managers and project leaders with extensive technical and brokerage industry experience and have recently recruited a number of experienced technical specialists to enhance our product development efforts.

Regulations and Regulatory Environment

As a matter of public policy, regulatory agencies in the United States and in Europe are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of investors participating in those markets. Companies that operate in the securities industry are subject to regulation concerning many aspects of their business, including trade practices, capital structure, record retention and the conduct of directors, officers and employees. As part of this regulation, we are subject to significant intervention by regulatory authorities, including extensive examination and surveillance activity.

Regulation in the United States

Participants in the U.S. securities industry are subject to extensive regulation under both federal and state laws. The SEC is the federal agency responsible for the administration of the federal securities laws. In addition to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and other self regulatory organizations (“SROs”), as well as the state securities authorities, require strict compliance with their rules and regulations. We have subsidiaries that are registered with the SEC and various states as broker-dealers. These broker-dealers are members of FINRA and various stock exchanges. Much of the regulation of broker-dealers has been delegated by the SEC to SROs, including FINRA, which has been designated by the SEC as our principal examining authority. SROs adopt rules (subject to approval by the SEC) that regulate broker-dealers and these rules govern the conduct of our U.S. broker-dealer subsidiaries. The SEC, FINRA and other SROs conduct periodic examinations of the operations of those subsidiaries. Our U.S. broker-dealers are also subject to examination by state securities administrators in states in which they conduct business.

In addition, our U.S. broker-dealer subsidiaries are members of the Securities Investor Protection Corporation, which is funded through assessments on registered broker-dealers. The costs associated with compliance therewith (e.g. fees, implementing and following compliance procedures and filing reports) are minimal and do not have a material effect on our profitability.

In December 1998, the SEC promulgated Regulation ATS relating to the regulation of ATSs, such as NYFIX Millennium. Regulation ATS permitted “alternative trading systems” to register as broker-dealers rather than as a national securities exchange provided that such systems comply with requirements set forth under the rules. NYFIX Millennium continues to review and monitor our systems and procedures for compliance with Regulation ATS.

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

Broker-dealers are subject to comprehensive legal requirements concerning the protection of certain customer information including those adopted pursuant to the Gramm-Leach-Bliley Act. The SEC has adopted Regulation S-P to implement certain provisions of the Gramm-Leach-Bliley Act and regulate broker-dealers’ receipt and use of customer information. Further, many states have also recently passed new privacy and information security laws.

Regulation in the European Union

The European Union (“EU”) adopted MiFID (Markets in Financial Instruments Directive), which was implemented into the national law of all EU member states on November 1, 2007. MiFID is intended to create a unified European market, with common regulatory standards for investments and trading in EU countries. This is intended to enable much greater competition among exchanges, investment firms who internalize (“systematic internalizers”), and MTFs, and to encourage competition for market data, trade execution, and trade reporting.

Participants in the U.K. securities industry are subject to extensive regulation by the Financial Services Authority (“FSA”), an independent quasi-governmental body given regulatory powers under the UK Financial Services and Markets Act 2000 to regulate the financial services industry in the United Kingdom. Entities conducting financial services business in or from the United Kingdom are required to be FSA authorized and regulated by the FSA or another European Union financial services regulator or to operate within an exemption or exclusion from regulation.

Financial services businesses that are FSA-regulated must comply with the FSA rules which, among other things, require compliance with capital adequacy standards, anti-money laundering rules, customer protection requirements including conduct of business rules (such as rules regulating sales and trading practices) and rules governing the treatment of client money and customer assets. These standards, requirements and rules are similarly implemented, under the same directives, throughout the EU countries in which we operate and are broadly comparable in scope and purpose to the regulatory capital and customer protection requirements imposed under applicable US law.

The FSA has wide investigatory and enforcement powers, including the power to require information and documents from financial services businesses, appoint investigators, apply to the court for injunctions in cases of breaches or anticipated breaches of its rules. The FSA can impose financial penalties for breaches of its rules, issue public or private censures, or vary, cancel or withdraw authorizations it has granted.

Recent Regulatory Developments

The FSA, along with other European regulators, is currently conducting an extensive review of the impact that MiFID has had on European markets. In connection with this review, the FSA has interpreted a particular provision of MiFID in a way that will require modifications to Euro Millennium’s current functionality. Such modifications will result in additional development costs for us. Despite the fact that we believe that we are currently operating Euro Millennium in a manner that is fully compliant with MiFID, a position supported by external legal counsel opinions obtained at the request of the FSA, we are engaged in ongoing conversations with the FSA regarding this interpretation and expect to find a mutually acceptable solution. This solution, however, could have an impact on Euro Millennium’s service. In addition, there can be no assurance that we will be able to make any required modifications within a timeframe acceptable to the FSA. To the extent that we cannot meet the FSA’s timeframe, the FSA could react in a variety of ways ranging from an extension of our deadline for compliance to enforcement action or potential revocation of our MTF operating license. We would vigorously appeal any such action.

Item 1A. Risk Factors

While our management's long-term expectations for our company are optimistic, we face risks or uncertainties that may affect our results of operations. The following conditions, among others, should be considered in evaluating our business and growth outlook.

A decline in revenues resulting from current market conditions and pricing pressures could have a material adverse effect on our business profitability.

During the second half of 2008 and the first quarter of 2009, the global securities markets experienced historical levels of volatility and market movement. These conditions have had a negative impact on the financial stability of some of our financial sector clients, resulting in the accelerated consolidation of some of our broker dealer clients, as well as the closure of certain of our hedge fund clients.

Accelerated consolidation in the brokerage industry and hedge fund closures have resulted in, and could continue to result in, a decline in our subscription and maintenance revenue due to cancellations of services. Although subscription and maintenance revenues are not directly affected by trading volumes, to the extent that our clients’ revenues are negatively impacted by current market conditions, their ability to purchase services and products from us in the future could be impacted. In light of these conditions, there can be no assurance that overall market trading volumes will maintain their current level or grow, which could have a negative impact on our transaction revenues.

In addition, there has recently been a proliferation of electronic execution firms in the U.S. and Europe. These new entrants, as well as increased competition for our subscription and maintenance services from existing competitors, could negatively impact the price we charge for our services and reduce our revenues. Since a large portion of our costs related to subscription and maintenance and transaction revenues are fixed, a decline in revenues due to pricing pressures would negatively impact our profitability.

We may face risks associated with our international operations that could impair our ability to grow our international revenues.

Our international operations require significant management attention and financial resources to successfully develop their businesses. We may not be able to develop international market demand for our products or services, which could impair our ability to grow our revenues. For example, as part of our strategy to increase transaction revenues globally, we launched our Euro Millennium platform in March 2008 for matching pan-European listed equities. Euro Millennium did not generate meaningful revenues during the year ended December 31, 2008.

In addition, we have limited experience marketing, distributing and supporting our products and services internationally and, to do so, we expect that we will need to develop versions of our products that comply with local standards. Furthermore, international operations are subject to other inherent risks, including:

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

Our Transaction Services Division provides execution services with the assistance of third parties who provide us access to exchanges and other important trading venues in the execution business, such as ECNs and ATSs in the United States and MTFs in Europe. If such third parties, exchanges or regulators limit or curtail our indirect access, this could have an adverse impact on our ability to maintain or expand this business.

We are highly reliant upon our computer and other electronic systems. Our disaster recovery plan may not be sufficient to prevent loss in the context of a significant power or telecommunications failure, computer virus, software defects, or human error. If our disaster recovery plan fails in response to such events, we and our clients could lose revenue and we could be subject to liability for client losses. A slowdown in the operations of such services could also materially adversely affect our business and our clients.

Our services depend on our ability to store, retrieve, process and manage significant amounts of data and to receive and process trade orders electronically. Our business is based upon our ability to perform such functions rapidly. Our systems and data centers could fail or slow down significantly due to a number of factors, including the volume of orders entered and executed, human error, software defects and power failures, caused by a variety of factors, or outages, caused by high demand placed on the infrastructures of the utilities we use in the Metro New York area and our disaster recovery plan may prove insufficient when responding to such events. Since it is fairly common for multiple carriers to share the same physical infrastructure such as central offices, telephone poles and below-ground conduit, instances like major cable cuts or regional natural disasters could also cause such power or telecommunications failures. Due to the complexity of these electrical systems, errors or failures could occur which render an entire site to be unusable.

We constantly monitor system loads and performances and upgrade our systems to the extent we determine to be appropriate to handle estimated increases in power consumption. However, we may not be able to accurately predict future demand. Any significant degradation or failure of one or more of our networks or the inability of our disaster recovery plan to react to such events properly could cause our clients to suffer delays in transaction processing, which could damage our reputation, increase our service costs, result in error positions and settlement breaks (potentially causing losses) or cause us to lose clients and revenues.

We may be exposed to employee misconduct or errors that create risk for our company.

Employee misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of customers or improper use of confidential information. Such misconduct could result in losses, litigation or other material adverse effects on us.

Similarly, employee errors in recording or executing transactions for customers or employee failure to correctly modify our technology systems to reflect regulatory or other required changes could cause us to enter into transactions that customers may disavow and refuse to settle. These transactions expose us to risk of loss, which can be material, until we detect the errors in question and unwind or reverse the transactions. As with any unsettled transaction, adverse movements in the prices of the securities involved in these transactions before we unwind or reverse them can increase this risk.

The fact that our share price has traded under $1.00 since mid-November 2008 could result in our common stock being delisted from the NASDAQ Capital Market.

The NASDAQ Capital Market’s continued listing requirements relating to bid price provide that a security will be considered deficient if it fails to achieve at least a $1.00 closing bid price for a period of 30 consecutive business days. Once deficient, a company is provided one 180-day period to regain compliance. A company can regain compliance by achieving a $1.00 closing bid price for a minimum of ten consecutive trading days. The NASDAQ Stock Market, however, has waived, with SEC approval, the minimum bid price requirement until April 20, 2009. Our common stock has been trading below a $1.00 minimum bid price since mid-November 2008. To the extent that the NASDAQ Stock Market does not seek and receive SEC approval for an additional extension of the April 20, 2009 minimum bid price waiver expiration date and we are not able to regain compliance within the prescribed period, our common stock will be subject to delisting from the NASDAQ Capital Market.

We have been unprofitable in the past and we may not be profitable in the future. If we are required to record an additional impairment charge relating to our goodwill because we are not profitable and such charge is sufficiently large, the impact on our consolidated financial statements could be material.

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

The securities brokerage industry is subject to extensive government and other regulation. If our U.S. or U.K. registered broker dealers fail to comply with these regulations, they may be subject to disciplinary or other action by regulatory organizations. Changes in such regulations could increase our compliance costs.

NYFIX Millennium and NYFIX Securities are subject to extensive U.S. regulation under both federal and state laws and NYFIX International, Euro Millennium and FIXCITY are subject to extensive regulation under U.K. laws. In addition to these laws, we must comply with rules of the SEC, FINRA, the FSA, various stock exchanges, state securities commissions and other regulatory bodies charged with safeguarding the integrity of the securities markets and other financial markets and protecting the interests of investors participating in these markets. As regulated subsidiaries, our registered broker dealer subsidiaries are subject to numerous regulations covering the securities business, including:

•	marketing practices;
•	systems and controls;
•	capital structure, including net capital requirements;
•	record keeping;
•	maintenance of a fair and orderly market;
•	the prevention of market abuse and money laundering;
•	conflicts of interest; and
•	conduct of directors, officers and employees.

The ability of our regulated subsidiaries to comply with such regulations depends largely on the establishment and maintenance of an effective compliance system, as well as their ability to attract and retain qualified compliance personnel. In addition, their mode of operation and profitability may be directly affected by:

•	additional legislation;
•	changes in rules promulgated by the SEC, the Board of Governors of the Federal Reserve System, FINRA, the FSA, the various stock exchanges or other SROs;
•	the introduction of European directives; or
•	changes in the interpretation or enforcement of existing laws and rules.

For example, the FSA, along with other European regulators, is currently conducting an extensive review of the impact that MiFID has had on European markets. In connection with this review, the FSA has interpreted a particular provision of MiFID in a way that will require modifications to Euro Millennium’s current functionality. Such modifications will result in additional development costs for us. Despite the fact that we believe that we are currently operating Euro Millennium in a manner that is fully compliant with MiFID, a position supported by external legal counsel opinions obtained at the request of the FSA, we are engaged in ongoing conversations with the FSA regarding this interpretation and expect to find a mutually acceptable solution. This solution, however, could have an impact on Euro Millennium’s service. In addition, there can be no assurance that we will be able to make any required modifications within a timeframe acceptable to the FSA. To the extent that we cannot meet the FSA’s timeframe, the FSA could react in a variety of ways ranging from an extension of our deadline for compliance to enforcement action or potential revocation of our MTF operating license. We would vigorously appeal any such action.

If we are unable to defend against regulatory claims, we may be subject to disciplinary or other action by regulatory organizations, including censure, fines, the issuance of cease-and-desist orders or the suspension, and/or disqualification of our officers, directors or employees, or criminal prosecution. The fines, if material, could have an adverse effect on our earnings and could result in increased capital requirements. If any of our employees were suspended or disqualified, we may be unable to meet the needs of our clients or to solicit new business. This could also have an adverse effect on our earnings. Furthermore, any such penalties could materially harm our reputation in the industry, which could have a long-term effect on our financial growth.

In addition, as a result of recent market conditions, U.S. federal, state, U.K. and other international legislative and regulatory authorities have announced that they are evaluating the current regulatory oversight over financial industry participants, including broker-dealers. It is possible that one or more of these regulators will adopt changes to their established rules and policies. Any new laws, regulations or increased regulatory oversight or enhanced capital requirements may adversely affect our financial condition, prospects or results of operations.

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

We are exposed to credit risk from third parties that owe us money, securities, or other obligations, including our customers and trading counterparties. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Volatile securities markets, credit markets and regulatory changes increase our exposure to credit risk, which could adversely affect our financial condition and operating results. The current financial difficulties affecting many of our clients could result in an increased credit risk to our company to the extent that our clients are unable to settle their outstanding obligations, including pending trades and billed receivables.

Our failure to meet applicable net capital requirements, or adverse changes in the current net capital requirements, could restrict our business operations.

The SEC, the FSA and FINRA, as well as other regulatory agencies and securities exchanges within and outside the U.S., have stringent rules with respect to the maintenance of specific levels of net capital by regulated broker-dealers. These rules include the SEC’s Net Capital Rule (15c3-1), to which our U.S. broker-dealer subsidiaries are subject, and the financial resources requirements of the FSA to which our registered U.K. subsidiaries are subject (collectively, “the Net Capital Rules”).

In addition, a change in any of the Net Capital Rules applicable to our regulated subsidiaries, the imposition of new rules or any unusually large charge against the net capital of one of our regulated subsidiaries could limit its operations, particularly those that are capital intensive. A large charge to the net capital of one of these subsidiaries could result from an error or other operational failure or a failure of a client to complete one or more transactions, including as a result of that client’s insolvency or other credit difficulties, and we cannot be assured that we would be able to furnish the affected subsidiary with the requisite additional capital to offset that charge. The Net Capital Rules could also restrict our ability to withdraw capital from our regulated subsidiaries, which could limit our ability to pay cash dividends if we decided to pay dividends, repay debt, repurchase shares of our outstanding stock or finance acquisitions. A significant operating loss or any unusually large charge against the net capital of any of our regulated subsidiaries could adversely affect our financial position. In addition, as a member of DTCC, NYFIX Securities is required to maintain excess net capital of $10 million. If our regulated subsidiaries fall below their minimum regulatory net capital and minimum excess regulatory net capital requirements, their operations would be restricted by their respective regulatory agencies.

We are the subject of several legal and administrative proceedings relating to our granting of stock options to certain of our employees, officers and directors. We are unable to predict the outcome of these proceedings and can give no assurances that the outcome of these proceedings will not have a material impact on us or that other proceedings will not be initiated.

We are named as a nominal defendant in Federal and state shareholder derivative actions against us and several of our current and former officers and directors, asserting, among other things, claims under the federal securities laws, corporate waste, fraud and breach of fiduciary duty against all the individual defendants based on claimed backdating of stock option grants to these individuals between 1997 and 2003. In addition, certain stockholders made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in these actions.

On February 25, 2009, the parties to these various actions executed a global settlement agreement and filed a motion seeking court approval of the settlement. That motion remains pending. There can be no assurance that the court will approve the settlement. If the court approves the settlement, the court’s decision may be subject to appeal.

In addition, we are the subject of two SEC investigations. The first matter dates to October 2004 and relates to our historical stock option granting practices and related matters. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors. The SEC took testimony from one current director, at least three former directors and at least one of our former employees, as well as from third parties, including our former independent registered public accounting firm. The SEC also issued subpoenas to at least two other current and former directors but has not requested their testimony. We provided more than 800,000 pages of documents to the SEC in relation to this investigation during the period from January 2006 to April 2007, and believe that we produced all responsive documents. Our last communication with the SEC regarding this investigation was in June 2007. This matter is still pending as of March 16, 2009.

The second matter dates to July 2004 and relates to the restatement of our 1999 through 2002 consolidated financial statements filed in May 2004 and questions our accounting for losses incurred by NYFIX Millennium. In March 2006, we announced that the SEC’s Enforcement Staff had advised us that it is recommending that the SEC close its inquiry into this matter without any action being taken against us or any individual. The Staff’s recommendation is subject to a formal approval process within the SEC. Such formal approval is still pending as of March 16, 2009.

We could be subject to substantial penalties, fines or regulatory sanctions by the SEC, as well as claims by our former officers, directors or employees for indemnification of costs they may incur in connection with the SEC investigations, which could adversely affect our business and operating results.

We are unable to predict the outcome of any of these matters at this time and can give no assurances that the outcome of any of these proceedings will not have a material impact on our profitability.

If we fail to continue to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 or to remedy any material weaknesses in our internal controls that we may identify in the future, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

During 2007, we conducted our initial evaluation of the company’s internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. As of that date, two material weaknesses, as defined in standards established by the Public Company Accounting Oversight Board (United

States), were identified. A material weakness is a deficiency in internal control over financial reporting that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

During 2008, we successfully remediated these material weaknesses and no additional material weaknesses were identified in our assessment as of December 31, 2008. However, there can be no assurance that material weaknesses will not be identified in the future.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. There can be no assurance that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, result in the delisting of our common stock from the NASDAQ Capital Market, or result in material misstatements in our financial statements. Any such failure also could adversely affect the results of the periodic management evaluations and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our capital stock.

Warburg Pincus Private Equity IX LP (“Warburg Pincus”) owns a significant portion of our voting securities and its interests may not be aligned with those of our other stockholders.

As of December 31, 2008, Warburg Pincus owned approximately 35% of our outstanding voting securities and, if Warburg Pincus had exercised the Warrant held by it as of that date, it would have owned approximately 38% of the voting power of our then outstanding common stock. In addition, Warburg Pincus is entitled to appoint two members of our Board of Directors. As a result of its stock holdings, Warburg Pincus may now have, or may acquire upon exercise of its Warrant, the ability to significantly influence the election of our directors and the outcome of other matters submitted to a vote of stockholders. This ability may enable Warburg Pincus to influence management and may discourage a third party from making a significant equity investment in us or seeking to acquire us. As a result of the rights and preferences of Warburg Pincus’ preferred stock holdings, Warburg Pincus’ interests may differ from those of our other stockholders in material respects. Additionally, Warburg Pincus may determine that the disposition of some or all of its interests in us would be beneficial to it at a time when such disposition could be detrimental to us or our other holders.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters and principal office is located at 100 Wall Street, New York, NY. We also have offices in London, Hong Kong, Tokyo, Boston, MA and Lyndhurst, NJ.

U.S. Operations

Our New York office comprises approximately 65,800 square feet of office space on several floors, pursuant to coterminous leases expiring in 2014 and a sub-lease expiring in 2012. We also occupy approximately 2,800 square feet of office space in Boston, pursuant to a lease expiring in 2012.

We maintain redundant data center facilities in the New York Metropolitan area, consisting of 2,750 square feet (in New York City) expiring in 2011 and 1,050 square feet (in New Jersey) expiring in 2014. We also maintain a research, development, and technical support services facility in Lyndhurst, where we occupy approximately 2,150 square feet pursuant to a lease expiring in April 2009. We expect to extend this lease prior to its expiration.

International Operations

We have an office in London, England where we occupy approximately 4,000 square feet pursuant to a lease expiring in April 2010. This sales and technical support services office supports our global operations and the operations of NYFIX International and NYFIX Global Services, Ltd. We also have offices in Hong Kong and Tokyo, where we occupy leased space in support of our global operations and the operations of NYFIX Asia Pacific.

We also maintain two data center hub facilities in London, England. These data center hub facilities are located within the facilities of third-party operations.

Item 3. Legal Proceedings

Litigation

In 2006, we were named as a nominal defendant in several shareholder derivative actions. These were consolidated into two actions, one pending in Connecticut Superior Court (the “Consolidated State Suit”) and one currently on appeal from the United States District Court for the District of Connecticut (the “Consolidated Federal Suit”). One or both of these actions also named as defendants a number of our former officers and directors, including a former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, two former Chief Financial Officers, our former General Counsel and the former Executive Vice President and President of NYFIX Millennium. These actions demand unspecified money damages, ask for an accounting and seek rescission of allegedly misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract. Defendants filed motions to dismiss both of these matters. In July 2008, the United States District Court for the District of Connecticut dismissed the Consolidated Federal Suit and entered judgment in favor of our company and the individual defendants. In August 2008, the plaintiffs in the Consolidated Federal Suit appealed the dismissal to the United States Second Circuit Court of Appeals. Our company and the individual defendants in the Consolidated Federal Suit cross-appealed one aspect of the District Court’s ruling related to the lack of findings that the plaintiffs complied with applicable law. In November 2008, the federal appeal was withdrawn to allow the parties to finalize a global agreement in principal to settle all claims in both the Consolidated State Suit and the Consolidated Federal Suit.

On February 25, 2009, the parties executed a global settlement agreement and filed a motion with respect to the Consolidated State Suit seeking court approval of such agreement. This agreement requires that we adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that will be paid directly to plaintiffs’ counsel by our insurance carrier. That motion remains pending. There can be no assurance that the court will approve the settlement. If the court approves the settlement, the court’s decision may be subject to appeal.

During the normal course of business, we become involved in various routine legal proceedings. We believe that we are not presently a party to any material litigation other than as described above, the outcome of which could reasonably be expected to have a material adverse effect on our consolidated financial statements.

SEC Investigations

We are the subject of two SEC investigations. The first matter dates to October 2004 and relates to our historical stock option granting practices and related matters. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors. The SEC took testimony from one current director, at least three former directors and at least one of our former employees, as well as from third parties, including our former independent registered public accounting firm. The SEC also issued subpoenas to at least two other current and former directors but has not requested their testimony. We provided more than 800,000 pages of documents to the SEC in relation to this investigation during the period from January 2006 to April 2007, and believe that we produced all responsive documents. Our last communication with the SEC regarding this investigation was in June 2007. This matter is still pending as of March 16, 2009.

The second matter dates to July 2004 and relates to the restatement of our 1999 through 2002 consolidated financial statements filed in May 2004 and questions our accounting for losses incurred by NYFIX Millennium. In March 2006, we announced that the SEC’s Enforcement Staff had advised us that it is recommending that the SEC close its inquiry into this matter without any action being taken against us or any individual. The Staff’s recommendation is subject to a formal approval process within the SEC. Such formal approval is still pending as of March 16, 2009.

Grand Jury Subpoena

In May 2006, we received a grand jury subpoena from the U.S. Attorney for the Southern District of New York. The subpoena sought documents relating to our granting of stock options. With the agreement of the Assistant U.S. Attorney handling the case, we have responded to the subpoena by producing the documents we produced to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of our former independent registered public accounting firm. Our last communication with the U.S. Attorney regarding this investigation was in July 2006. This matter is still pending as of March 16, 2009.

We are unable to predict the outcome of these matters at this time and can give no assurances that the outcome of the matters will not have a material impact on us.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Between March 2000 and October 2005, our common stock generally traded on Nasdaq under the symbol NYFX. On October 31, 2005, our common stock was delisted from Nasdaq for noncompliance with Nasdaq listing requirements. Specifically, we were unable to comply with Marketplace Rule 4310(c)(14) because of the inability to file our quarterly report on Form 10-Q for the three months ended June 30, 2005 within the extended deadline previously granted by the Nasdaq Listing Qualifications Panel. This delay was primarily due to the impact of, and uncertainties related to, the SEC and internal investigation into our accounting for stock option grants. As a result of this delisting, our common stock was traded in the OTC securities market with real-time quotes available on the National Quotation Bureau’s “Pink Sheets”, an electronic quotation service, using the symbol NYFX. OTC market quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily represent actual transactions. On February 11, 2008, our common stock was relisted on the NASDAQ Capital Market.

Our common stock had the following high and low intra-day sale prices for the periods indicated.

Prices of Common Stock	High	Low
2008 First Quarter	$5.50	$3.60
Second Quarter	$4.50	$3.53
Third Quarter	$4.10	$2.50
Fourth Quarter	$3.05	$0.40
2007 First Quarter	$6.95	$5.75
Second Quarter	$7.50	$5.65
Third Quarter	$7.45	$4.40
Fourth Quarter	$5.35	$3.90

Holders

There were approximately 505 holders of record of our common stock as of March 6, 2009.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans at December 31, 2008:

Plan Category:	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Listed in Column (a))(c)
Equity compensation plans approved by security holders(1)(2)
Options	10,387,492	$5.16
Restricted Stock Units	975,389	n/a
Subtotal	11,362,881	$5.16	1,720,631
Equity compensation plans not approved by security holders(3)
Options	176,077	$11.16
Restricted Stock Units	—	n/a
Subtotal	176,077	$11.16
Total	11,538,958	$5.26	1,720,631

(1)	Consists of rights to purchase shares as follows:

	Options	Restricted Stock Units	Total
2007 Omnibus Equity Compensation Plan	7,255,793	975,389	8,231,182
2001 Stock Option Plan	2,822,049	—	2,822,049
1991 Stock Option Plan	309,650	—	309,650
Total	10,387,492	975,389	11,362,881

(2)	Based on the findings of our internal review of stock option grant practices, certain stock option grants, as described further in Notes 9 and 13 to the Consolidated Financial Statements, may be considered outside certain plans approved by security holders. At this time, such determinations have not been made.
(3)	Consists of (i) stock options outstanding to purchase 131,077 shares of our common stock under the Javelin 1999 Stock Option Plan, which was assumed as part of the acquisition of Javelin on March 31, 2002, and (ii) stock options outstanding to purchase 45,000 shares of our common stock that were issued out of the 1991 Stock Option Plan after its expiration.

Stock Performance Graph

The graph below shows the cumulative total stockholder return assuming the investment of $100 on December 31, 2003 (and the reinvestment of dividends thereafter) in each of NYFIX common stock, the S&P 500 Index, and the Nasdaq Computer Index.

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

Year Ended December 31,	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Consolidated statement of operations data:	(1)	(1)	(1)	(1)	(1)
Revenue:
Subscription and maintenance	$70,525	$67,116	$65,801	$59,720	$48,802
Transaction	44,904	52,339	29,609	26,222	14,827
Product sales and services	2,118	2,247	2,943	3,157	2,001
Total revenue	117,547	121,702	98,353	89,099	65,630
Cost of revenue:
Subscription and maintenance	30,997	34,381	32,638	30,388	25,976
Transaction	23,314	29,916	15,901	15,949	10,161
Product sales and services	340	813	1,824	2,202	1,901
Total cost of revenue	54,651	65,110	50,363	48,539	38,038
Gross profit	62,896	56,592	47,990	40,560	27,592
Operating expense:
Selling, general and administrative	74,675	86,848	49,237	40,979	36,086
Depreciation and amortization	1,907	1,554	1,185	1,914	2,201
Integration charges	838	—	—	—	—
SEC investigation, restatement and other related expenses	(9,550)	5,846	12,758	3,069	1,260
Restructuring charge	216	331	2,056	—	2,527
Asset impairment charge	11,651	7,596	—	—	—
Loss from operations	(16,841)	(45,583)	(17,246)	(5,402)	(14,482)
Interest expense	(763)	(565)	(1,029)	(728)	(773)
Investment income	1,357	4,114	1,894	263	137
Other income (expense), net	(25)	(3)	20	(187)	(93)
Loss from continuing operations before income tax provision (benefit)	(16,272)	(42,037)	(16,361)	(6,054)	(15,211)
Income tax provision (benefit)	143	(275)	189	189	189
Loss from continuing operations	(16,415)	(41,762)	(16,550)	(6,243)	(15,400)
Income (loss) from discontinued operations, including gain on disposal of $1,905 and $4,035 in 2007 and 2006, respectively	—	676	3,646	(174)	1,041
Net loss	(16,415)	(41,086)	(12,904)	(6,417)	(14,359)
Accumulated preferred dividends	(2,247)	(5,868)	(1,354)	—	—
Beneficial conversion feature on preferred stock	—	—	(18,139)	—	—
Loss applicable to common stockholders	$(18,662)	$(46,954)	$(32,397)	$(6,417)	$(14,359)
Basic and diluted loss from continuing operations per common share	$(0.49)	$(1.32)	$(1.06)	$(0.19)	$(0.48)
Basic and diluted income (loss) from discontinued operations per common share	—	0.02	0.11	(0.01)	0.03
Basic and diluted loss per common share	$(0.49)	$(1.30)	$(0.95)	$(0.20)	$(0.45)
Basic and diluted weighted average common shares outstanding	37,723	36,160	34,035	32,509	32,201

At December 31,	2008	2007	2006	2005	2004
	(in thousands)
Consolidated balance sheet data:				(2)	(2)
Cash and cash equivalents	$55,966	$75,657	$105,888	$20,572	$23,934
Short-term investments	—	—	—	500	1,175
Accounts receivable, net	14,120	14,609	13,727	12,564	9,797
Clearing broker assets	400,638	483,867	423,153	456,575	138,906
Working capital	35,229	52,135	92,527	18,143	15,938
Property and equipment, net	20,508	21,478	14,808	13,721	16,351
Goodwill	47,170	57,401	58,193	58,234	58,275
Total assets	558,791	672,154	629,328	585,783	274,963
Clearing broker liabilities	399,927	483,600	422,429	456,825	138,436
Long-term debt and capital lease obligations, including current portion	12,798	11,414	9,284	9,578	10,056
Stockholders’ equity	117,104	129,411	163,373	94,948	100,772

(1)	Includes $7.8 million, $5.8 million, $1.3 million, $0.2 million, and $0.6 million of stock-based compensation expense for 2008, 2007, 2006, 2005 and 2004, respectively.
(2)	Excludes amounts attributable to discontinued operations with the exception of total assets and stockholders’ equity.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side and the Sell-Side, and through exchanges (e.g., NYSE, NYSE Alternext, Nasdaq and other exchanges), the OTC market, ATSs and electronic communication networks, or ECNs.

Sources of Revenue

Our revenues consist of subscription and maintenance fees, transaction fees, and product sales and services revenues. As a percentage of our total revenues during the year ended December 31, 2008, subscription and maintenance revenues accounted for 60%, transaction revenue accounted for 38%, and product sales and services revenue accounted for 2%.

Our subscription and maintenance revenues principally consist of revenues from contracts that provide for the use of our systems and our messaging channels, together with managed services. Subscription and maintenance revenue rates are fixed based on a contractual period of time. Additional services, provided under schedules, or addenda to the contracts, have provisions similar to the original contract. Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Revenue related to these contracts and addenda is recognized over the term of the contract, addendum, or service period, on a straight-line basis. We include within our subscription and maintenance revenue amounts we charge for connectivity to the NYFIX Marketplace Platform, including telecommunications, installation and maintenance of routers, network management software, support staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

Our subscriptions and maintenance revenues are not directly affected by trading volumes; however, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services. Pricing pressures due to competition, failure to maintain revenues with existing clients and to sign agreements with new clients because of reductions in their technology spending, consolidation of brokerages and hedge fund closures could affect our revenues and profitability. Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would disproportionately impact profitability.

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

Cost of Revenue

Cost of revenue includes the following:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX Marketplace;
•	Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients, and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are recognized as either a cost of subscription and maintenance or cost of transaction revenue, as appropriate;
•	Fees paid to third-party technology providers to access and provide services to their client base;
•	Amortization expense of acquired intangible assets and capitalized software costs relating to the applicable revenue category;
•	Developer and quality assurance personnel labor for client and product support of software products;
•	The cost of leased subscription and service bureau equipment, which is depreciated over the estimated useful life of the equipment; and
•	Execution and clearing costs to access various markets and exchanges and to process and settle transactions.

Recent Developments

Discontinuance of the Fusion OMS Product

In October 2007, we made a decision to discontinue our Fusion OMS product. In connection with this decision, we offered one-time termination benefits to affected employees. We recorded a restructuring charge of $0.7 million for 2008, which consisted of retention and severance costs. In addition, we incurred a loss during 2008 of $0.8 million to support the Fusion OMS product during its wind-down phase. We completed the migration of clients off the Fusion OMS system as of June 30, 2008 and do not expect to incur any additional costs related to this product going forward.

In addition to generating subscription revenue for the Fusion OMS product, these clients also used our transaction and FIX Marketplace services. As compared to 2007, our overall revenues from Fusion OMS clients were down $9.8 million during 2008, across all businesses.

Euro Millennium

During the second quarter of 2007, our Board of Directors approved a new initiative, Euro Millennium, a multilateral trading facility for non displayed liquidity in pan-European listed equities. This initiative leverages our experience gained with NYFIX Millennium in the U.S. with our goal of global expansion during a time of rapid regulatory change. During 2008 and 2007, we incurred costs of $9.2 million and $4.0 million, respectively, related to this initiative. These costs include compensation and related costs, consulting, marketing and travel related costs. Due to the recent growth in matched volumes and revenues, we have determined that effective January 1, 2009 Euro Millennium is no longer in its introductory phase and we will report the results of this initiative within the Transaction Services Division, with specific costs included in transaction cost of revenue and the various SG&A categories detailed below. Operating losses from Euro Millennium are expected to continue during 2009, although such amounts are expected to decline throughout the year as revenues grow.

The FSA, along with other European regulators, is currently conducting an extensive review of the impact that MiFID has had on European markets. In connection with this review, the FSA has interpreted a particular provision of MiFID in a way that will require modifications to Euro Millennium’s current functionality. Such modifications will result in additional development costs for us. Despite the fact that we believe that we are currently operating Euro Millennium in a manner that is fully compliant with MiFID, a position supported by external legal counsel opinions obtained at the request of the FSA, we are engaged in ongoing conversations with the FSA regarding this interpretation and expect to find a mutually acceptable solution. This solution, however, could have an impact on Euro Millennium’s service. In addition, there can be no assurance that we will be able to make any required modifications within a timeframe acceptable to the FSA. To the extent that we cannot meet the FSA’s timeframe, the FSA could react in a variety of ways ranging from an extension of our deadline for compliance to enforcement action or potential revocation of our MTF operating license. We would vigorously appeal any such action.

FIXCITY Acquisition

In April 2008, we acquired 100% of the outstanding stock of FIXCITY, a U.K.-based specialist in web-based electronic trading and liquidity discovery solutions. We have included the operating results of FIXCITY in our consolidated financial statements since the date of acquisition, including revenues of $2.0 million during 2008.

During 2008, we incurred integration charges related to the FIXCITY acquisition of $0.8 million, comprised of a $0.5 million write-off of capitalized software costs, as the technology acquired from FIXCITY replaced certain of our capitalized initiatives, as well as $0.3 million of third-party costs related to the integration of the technology platforms. These integration efforts were complete as of December 31, 2008 and as a result, we do not expect any additional integration costs in 2009.

Pursuant to the terms of the share purchase agreement, we paid £3.3 million (or approximately $6.6 million) in cash and also agreed to pay an additional $1.0 million in cash contingent on the successful completion of the integration of the existing FIXCITY and NYFIX technology platforms within six months of the closing date. In October 2008, we determined that the integration contingency was satisfied and made the $1.0 million payment. This payment was recorded on our consolidated balance sheet as part of goodwill. We incurred $0.7 million in legal and consulting fees related to this acquisition.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approximately $5.4 million) if certain revenue targets are achieved, with potential additional payments based on varying percentages of all such revenue if higher revenue thresholds are achieved.

Settlement of Litigation

On February 25, 2009, we entered into a global settlement agreement relating to the derivative litigation matters for historical stock option granting practices, which is pending court approval, The agreement provides that we adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that will be paid directly by our insurance carrier. As a result of this settlement, which was substantially agreed to by year-end 2008, we recognized into earnings $10.1 million of insurance advances in the fourth quarter of 2008 on the basis of our belief that it is highly probable that we will retain these amounts. This benefit is reflected as a reduction to SEC investigation, restatement and other related expenses as the amounts recovered were previously expensed in this line item.

Results of Operations

The following table presents our consolidated results of operations for the periods indicated. These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Year Ended December 31,
(in thousands, except percentages)	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Revenue:
Subscription and maintenance	$70,525	60%	$67,116	55%	$65,801	67%
Transaction	44,904	38%	52,339	43%	29,609	30%
Product sales and services	2,118	2%	2,247	2%	2,943	3%
Total revenue	117,547	100%	121,702	100%	98,353	100%
Cost of revenue:
Subscription and maintenance(1)	30,997	26%	34,381	28%	32,638	33%
Transaction(1)	23,314	20%	29,916	25%	15,901	16%
Product sales and services(1)	340	0%	813	1%	1,824	2%
Total cost of revenue	54,651	46%	65,110	53%	50,363	51%
Gross profit	62,896	54%	56,592	47%	47,990	49%
Operating expense:
Selling, general and administrative(1)	74,675	64%	86,848	71%	49,237	50%
Depreciation and amortization	1,907	2%	1,554	1%	1,185	1%
Integration charges	838	1%	—	0%	—	0%
SEC investigation, restatement and other related expenses(1)	(9,550)	-8%	5,846	5%	12,758	13%
Restructuring charge	216	0%	331	0%	2,056	2%
Asset impairment charge	11,651	10%	7,596	0%	—	0%
Loss from operations	(16,841)	-14%	(45,583)	-37%	(17,246)	-18%
Interest expense	(763)	-1%	(565)	0%	(1,029)	-1%
Investment income	1,357	1%	4,114	3%	1,894	2%
Other (expense) income, net	(25)	0%	(3)	0%	20	0%
Loss from continuing operations before income tax provision (benefit)	(16,272)	-14%	(42,037)	-35%	(16,361)	-17%
Income tax provision (benefit)	143	0%	(275)	0%	189	0%
Loss from continuing operations	(16,415)	-14%	(41,762)	-34%	(16,550)	-17%
Income from discontinued operations, including gain on sale of $1,905 and $4,035 in 2007 and 2006, respectively(1)	—	NM	676	NM	3,646	NM
Net loss	(16,415)	NM	(41,086)	NM	(12,904)	NM
Accumulated preferred dividends	(2,247)	NM	(5,868)	NM	(1,354)	NM
Beneficial conversion feature on preferred stock	—	NM	—	NM	(18,139)	NM
Loss applicable to common stockholders	$(18,662)	NM	$(46,954)	NM	$(32,397)	NM

NM — not meaningful

Percentage sub-totals may not add due to rounding

(1)	Stock-based compensation included in the respective line items above follows:

Cost of revenue:
Subscription and maintenance	$333	$272	$81
Transaction	152	108	9
Product sales and services	7	6	4
Selling, general and administrative	7,324	5,579	747
SEC investigation, restatement and other related expenses(a)	—	(118)	396
Income from discontinued operations	—	—	18
	$7,816	$5,847	$1,255

(a)	Relates to expiring options to be cash settled and extending the normal 90 day post-termination exercise period.

Revenues

The following table presents our components of revenue:

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%	2007	2006	$	%
Subscription and maintenance	$70,525	$67,116	$3,409	5%	$67,116	$65,801	$1,315	2%
Transaction	44,904	52,339	(7,435)	-14%	52,339	29,609	22,730	77%
Product sales and services	2,118	2,247	(129)	-6%	2,247	2,943	(696)	-24%
Total revenue	$117,547	$121,702	$(4,155)	-3%	$121,702	$98,353	$23,349	24%

Subscription and Maintenance

Subscription and maintenance revenue increased during 2008, as compared to 2007, primarily due to an increase in subscriptions (and related managed services) for order routing messaging channels offered by our FIX Division and to the impact of our FIXCITY acquisition, offset in part by a decrease in subscriptions (and related managed services) for our OMS Division products. FIXCITY, which was acquired in April 2008, contributed $2.0 million in subscription revenues during 2008. As of December 31, 2008, we had 9,588 billable direct order routing messaging channels in service, an increase of 16% over the 8,270 messaging channels in service at December 31, 2007. The growth in our messaging channel subscription revenue during 2008 was slowed by a decrease in revenues of $1.1 million attributable to former Fusion OMS clients, as compared to 2007. The decline in subscriptions (and related managed services) for our OMS Division products to $4.7 million in 2008 from $10.5 million in 2007, was due primarily to the discontinuation of our Fusion OMS product, as well as related cancellations from other desktop clients. OMS subscription revenue from former Fusion OMS clients decreased by $3.1 million during 2008 as compared to 2007. As a result of recent consolidations in the brokerage industry, we expect the growth in subscription and maintenance revenues from messaging channels to be offset in 2009 by $1.5 million due to ongoing and expected cancellations for duplicate services from these clients. We also expect increased cancellations in order routing channels in 2009 due to hedge fund closures. Revenue from recurring maintenance on licensed software was $3.8 million in both 2008 and 2007.

The increase in subscription and maintenance revenue during 2007 was primarily attributable to an increase in subscriptions (and related managed services) for messaging channels offered by our FIX Division. This growth was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions. As of December 31, 2007, we had 8,270 billable order routing messaging channels in service, an increase of 22% over the 6,796 billable order routing channels in service at December 31, 2006. This increase was partially offset by a decrease in subscriptions (and related managed services) for our OMS Division desktop and floor products to $10.5 million in 2007 from $18.9 million in 2006. This revenue decrease in the OMS Division is due primarily to the discontinuation (during the second quarter of 2007) of certain floor application products as well as cancellations from certain desktop clients. In October 2007, we decided to discontinue the Fusion OMS product and entered into a strategic arrangement with Lava to offer NYFIX Fusion OMS customers a transition arrangement to Lava’s ColorPalette® OMS. Recurring maintenance on licensed software decreased $0.3 million to $3.8 million in 2007 as compared to $4.1 million in 2006.

Transaction

The decrease in transaction revenue during 2008 was primarily attributable to a decrease in commissions on trade executions. Commissions decreased to $43.8 million during 2008 from $51.0 million during 2007, primarily due to decreases in commissions of $6.4 million and $0.8 million from Sell-Side and Buy-Side clients, respectively. The decrease from Sell-Side clients was primarily due to a decrease in the use of our NIX algorithmic trading products and in commissions from direct market access services, offset in part by an increase in commissions from NYFIX Millennium and Euro Millennium. The decline in revenue from our NIX algorithmic trading products and from OTC direct market access was primarily attributable to lower volumes from former Fusion OMS clients. Transaction revenue from former Fusion OMS clients decreased by $5.6 million during 2008 compared to 2007. The additional decline in revenue from NYSE DOT direct market access services (including associated pass-through charges) of $6.2 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium. The average daily matched volume in NYFIX Millennium during 2008 was 48.6 million shares, a 5% increase over the average of 46.4 million shares during 2007.

The decrease from Buy-Side clients was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers who offer enhanced technology solutions for certain clients. Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $1.1 million during 2008, compared to $1.3 million during 2007.

The increase in transaction revenue during 2007 was attributable to an increase in commissions (including related billed pass-through amounts) on trade executions. Commissions increased $22.8 million to $51.0 million during 2007 compared to $28.2 million during 2006 due primarily to a $21.6 million increase in commissions from Sell-Side clients and a $1.2 million increase in commissions from Buy-Side clients. The increase from Sell-Side clients was due to increased matched volumes in NYFIX Millennium, increased use of the NIX algorithmic trading products and an increase in commissions for DMA and related pass-through fees. The average daily matched volume in NYFIX Millennium during 2007 was 46.4 million shares, an 89% increase over the average of 24.5 million shares during 2006. This increase reflects the continued popularity of dark pool matching venues for trading and algorithmic trading solutions sponsored by broker dealers. The growth in commissions from Buy-Side clients was attributable in part to the re-alignment of our sales team around customer segments, which has enabled us to better focus on our direct Buy-Side sales efforts. Our securities lending business generated comparable net interest spread on its matched book stock borrow/stock loan portfolio of $1.3 million during 2007, compared to $1.4 million during 2006.

Included in the NYFIX Millennium volume figures reported above are conditional orders executed against pass-through orders, other conditional orders and IOCs.

Product Sales and Services

Product sales and services revenues decreased to $2.1 million in 2008 from $2.2 million in 2007. License fees for our FIX software products were comparable at $1.4 million for 2008 and 2007. Our ability to grow license fees during 2008 was impacted by an increase in customers subscribing to our FIX software products on a monthly basis instead of purchasing the licenses as a one-time upfront fee. Professional services revenue, including training, decreased by $0.1 million to $0.7 million in 2008 as compared to $0.8 million in 2007.

Product sales and services revenues decreased $0.7 million to $2.2 million in 2007 as compared to $2.9 million in 2006 primarily due to a decrease in sales of software licenses of our FIX products due to a decrease in international revenues, as the overseas markets tightened in late 2007. License fees for our FIX software products decreased $0.9 million to $1.4 million in 2007, as compared to $2.3 million in 2006, partially offset by a $0.2 million increase in professional services revenue, which increased to $0.8 million in 2007 as compared to $0.6 million in 2006 primarily due to the implementation of our professional training programs at the end of 2006.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Year Ended December 31,		Decrease		Year Ended December 31,		Increase (Decrease)
(in thousands, except percentages)	2008	2007	$	%	2007	2006	$	%
Subscription and maintenance	$30,997	$34,381	$(3,384)	-10%	$34,381	$32,638	$1,743	5%
Transaction	23,314	29,916	(6,602)	-22%	29,916	15,901	14,015	88%
Product sales and services	340	813	(473)	-58%	813	1,824	(1,011)	-55%
Total cost of revenue	$54,651	$65,110	$(10,459)	-16%	$65,110	$50,363	$14,747	29%
Percent of total revenue	46.5%	53.5%			53.5%	51.2%

Subscription and Maintenance

The decrease in subscription and maintenance cost of revenue during 2008 was primarily attributable to lower costs resulting from the discontinuation of the Fusion OMS product, including a decrease in allocated labor costs of $2.4 million, a decrease in amortization of capitalized software costs and other intangible assets of $1.0 million, and a decrease in market data fees of $0.4 million, as well as decreases in communication costs of $0.8 million and decreases in various other costs. These decreases were slightly offset by an increase of $1.4 million in fees paid to third-party order management system providers to establish messaging channels with their clients. As a percentage of related revenue, these costs decreased to 44% in 2008 as compared to 51% in 2007, reflecting the profitability of incremental revenue generated by our FIX Division.

The increase in subscription and maintenance cost of revenue during 2007 was primarily attributable to increases in our infrastructure including increases in allocated data center facility and maintenance costs of $1.1 million and market data costs of $0.5 million, an increase of $0.7 million in fees paid to third-party order management system providers to establish messaging channels with their clients, an increase of $0.6 million in telecommunication costs and investments in our subscription-based products, including higher depreciation costs of $0.3 million. These increases were partially offset by a decrease in amortization of capitalized software costs of $1.0 million and a decrease in intangible asset amortization of $0.2 million and decreases in various other costs. As a percentage of related revenue, these costs were comparable at 51% and 50% for 2007 and 2006, respectively.

Transaction

Transaction cost of revenue decreased during 2008 primarily due to lower execution and clearing fees of $11.2 million, offset in part by an increase in losses incurred on trade errors of $0.7 million and by higher costs due to the redeployment of resources following the discontinuation of the Fusion OMS product. These higher amounts included an increase in allocated data center costs of $1.2 million, an increase in depreciation costs of $1.0 million, an increase in allocated labor costs of $0.7 million, an increase in market data fees of $0.5 million, an increase in software maintenance of $0.2 million and an increase in communication costs of $0.1 million. The decrease in execution and clearing fees was primarily due to a change in our revenue mix to higher margin services and a rebate received during the first quarter of $0.5 million for clearing services used. Included in execution fees during 2007 was $1.9 million of linkage fees from the NYSE to route orders to other market centers which we were not able to pass through to our DOT direct market access clients due to difficulties in capturing trade information. Losses from trade errors in 2008 of $1.0 million primarily reflected the impact of erroneous trades following a required migration to a new NYSE communications gateway as a result of execution reports not being received into our algorithms, which led to duplicative orders. As a percentage of related revenue, transaction cost of revenue decreased to 52% in 2008 as compared to 57% in 2007.

The increase in transaction cost of revenue during 2007 was due primarily to an increase in execution and clearing fees of $13.2 million, of which $3.5 million related to pass-through execution costs, reflecting an increase related to NYSE linkage fees offset in part by a decrease related to exchange specialist fees. Due to difficulties we had in capturing the trade information for NYSE outbound routed orders on a real time basis from March 5, 2007 through May 31, 2007, we were not able to timely notify our DMA clients of the pass through NYSE linkage fees and, as a result, did not record any offsetting revenue from these clients related to $1.9 million of these charges during this period. In addition, allocated data center facility and maintenance costs were higher by $0.5 million. As a percentage of related revenue, transaction cost of revenue was 57% during 2007, compared to 54% during 2006, reflecting in part the impact of NYSE linkage fees that were not passed through.

Product Sales and Services

The decrease in product sales and services cost of revenue during 2008 was attributable to a decrease in intangible asset amortization of $0.4 million as a result of certain intangible assets becoming fully amortized during the first half of 2007 and a $0.1 million decrease in amortization of capitalized software costs. As a percentage of related revenue, these costs decreased to 16% during 2008 compared to 36% in 2007.

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

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Year Ended December 31,		Increase (Decrease)		Year Ended December 31,		Increase
(in thousands, except percentages)	2008	2007	$	%	2007	2006	$	%
Compensation and related	$35,266	$34,368	$898	3%	$34,368	$26,064	$8,304	32%
Occupancy and related	4,453	4,516	(63)	-1%	4,516	3,124	1,392	45%
Marketing, travel and entertainment	4,372	4,638	(266)	-6%	4,638	2,975	1,663	56%
Professional fees (including consulting)	8,009	14,697	(6,688)	-46%	14,697	7,940	6,757	85%
Stock-based compensation	7,324	5,579	1,745	31%	5,579	747	4,832	647%
Transitional rebuilding and remediation	212	6,359	(6,147)	—	6,359	—	6,359	—
Transitional employment costs	243	4,047	(3,804)	-94%	4,047	1,945	2,102	—
Euro Millenium costs	9,219	3,952	5,267	—	3,952	—	3,952	—
General and other	5,577	8,692	(3,115)	-36%	8,692	6,442	2,250	35%
Total SG&A	$74,675	$86,848	$(12,173)	-14%	$86,848	$49,237	$37,611	76%
Percent of total revenue	63.5%	71.4%			71.4%	50.1%

Since we completed our restatement and relisting initiatives, as well as our transitional programs, we have increased our focus on improving our margins and more actively managing our cost structure. We realized significant achievements from these efforts during 2008. Excluding stock-based compensation, Euro Millennium and transitional costs, SG&A for 2008 decreased by 14% over 2007, due primarily to reduced costs for outside professionals (e.g., legal and accounting), consultants and various other expenses.

Compensation and Related

The increase in compensation and related costs included in SG&A for 2008 was primarily due to an increase of $4.0 million associated with investments in sales, account management and marketing resources, new compensation costs of $0.9 million associated with our FIXCITY subsidiary, and $0.9 million of employee termination costs associated with the approximate 10% reduction of our staff in June 2008, as well as other executive severance costs. These increases for 2008 were offset in part by cost reductions associated with the discontinuation of the Fusion OMS product of $3.3 million and savings realized in the second half of the year related to the staff reduction.

Occupancy and Related

Occupancy and related costs were comparable for 2008 and 2007, reflecting the net effects of a reduction associated with $0.3 million of rent tax credits received in 2008 for our 100 Wall Street office location under the Lower Manhattan Revitalization Program and increases associated with the expansion of office space in both our New York City and London locations.

The increase in occupancy and related costs during 2007 was primarily due to additional rent expense associated with the expansion of office space in both our New York City and London locations and increases in office relocation and other operating expenses.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses during 2008 primarily reflects a decrease in overall travel and entertainment costs of $0.5 million resulting primarily from a reduction in general corporate travel, partially offset by an $0.2 million increase in marketing costs related to our efforts to market our products, including participation in industry trade shows and product promotion.

The increase in marketing, travel and entertainment expenses during 2007 primarily reflected our efforts to market our products including participation in industry trade shows and product promotion and increases in employee travel related costs to support our European expansion efforts.

Professional Fees (Including Consulting)

The decrease in professional fees in 2008 was primarily due to reduced usage of consultants and external professionals. Consulting fees decreased $4.5 million, primarily due to the reduction in consultants used for organizational development, operational process improvements, marketing and strategic initiatives. Professional fees declined $2.2 million primarily due to decreases in external costs for internal controls compliance and outside legal fees.

The increase in professional fees incurred during 2007 was primarily due to the use of consultants for organizational development, marketing, public relations and operational process improvements, as well as increases in internal control compliance and legal fees. Consultants and outside professionals were engaged in 2007 to supplement day-to-day activities while management was addressing significant matters such as the restatements, relisting on Nasdaq, historical legal issues and remediation. Consulting fees included in this category do not include the time spent by outside consultants and advisors on the SEC investigation, restatements and related issues as such costs have been separately categorized below.

Stock-Based Compensation

The increase in stock-based compensation included in SG&A in 2008 and 2007 was primarily due to grants of stock options and restricted stock units covering 9.9 million shares made in October 2007 following the adoption of the 2007 Omnibus Equity Compensation Plan. These grants were intended to be an up-front, multi-year program designed to assist in retention and to further promote alignment of employee interests with those of our stockholders. In 2009, stock-based compensation expense for currently outstanding awards is expected to be $1.5 million per quarter. Stock-based compensation amounts may vary, however, depending on the level of future grants, the fair value of performance awards when the applicable criteria are established and whether such performance awards actually vest.

Transitional Rebuilding and Remediation Costs

Transitional rebuilding and remediation costs reflect the impact of a company-wide, Board-approved effort in 2007, following the $75 million preferred stock investment by Warburg Pincus, to remediate deficiencies involving critical operational systems and processes, including technology infrastructure and management information systems. As a result of this effort, during 2007, we remediated our lab environment, data replication and back-up, network monitoring, application security and we enabled more timely and detailed internal and external financial reporting. These efforts also addressed certain historical administrative issues such as reorganizing certain subsidiaries and initiating new compensation programs which were rolled out in October 2007. During 2008, we incurred $0.2 million of such costs. This program was fully completed in June 2008.

Transitional Employment Costs

Transitional employment costs reflect our efforts to build critical teams, retain key employees, and remediate certain skill gaps. These transitional costs, primarily consisting of sign-on bonuses, retention bonuses and severance and other termination benefits were expensed over the required service period. During 2008, we incurred $0.2 million of such costs. The required service period under this program ended in June 2008.

Euro Millennium Costs

During 2008 and 2007, we incurred costs of $9.2 million and $4.0 million, respectively, related to Euro Millennium. These costs include compensation and related costs, consulting, marketing and travel related costs. Due to the recent growth in matched volumes and revenues, we have determined that effective January 1, 2009 Euro Millennium is no longer in its introductory phase and we will report the results of this initiative within the Transaction Services Division, with specific costs included in transaction cost of revenue and the various SG&A categories detailed above.

General and Other

The decrease in general and other expenses in 2008 primarily reflects a decrease in recruiting fees of $1.5 million, a $0.4 million decrease in bad debt expense related to our accounts receivable, a $0.2 million decrease in temporary administrative help, a $0.2 million decrease in insurance related costs and decreases in various other general expense. These increases were partially offset by $0.3 million of higher software maintenance for our internal systems.

The increase in general and other expenses in 2007 primarily reflects an increase in recruiting fees, various municipal taxes, higher software maintenance costs and increases in various other general expenses. These increases were partially offset by decreases in costs for temporary administrative help.

Other Operating Expenses

Other operating expenses consist of the following:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in thousands)	2008	2007		$2007	2006	$
Depreciation and amortization	$1,907	$1,554	$353	$1,554	$1,185	$369
Integration charges	838	—	838	—	—	—
SEC investigation, restatement and other related expenses	(9,550)	5,846	(15,396)	5,846	12,758	(6,912)
Restructuring charge	216	331	(115)	331	2,056	(1,725)
Asset impairment charge	11,651	7,596	4,055	7,596	—	7,596

Depreciation and Amortization

The increase in the portion of depreciation and amortization not included in cost of revenue during 2008 and 2007 was due to increased capital expenditures as a result of our remediation efforts.

Integration Charges

During 2008, we incurred integration charges related to the acquisition of FIXCITY. These costs include $0.3 million of third party consulting costs to integrate the acquired technology platform and a $0.5 million write-off of capitalized software costs as the technology acquired from FIXCITY replaced certain of our capitalized initiatives. These integration efforts were complete as of December 31, 2008 and as a result, we do not expect any additional integration costs in 2009.

SEC Investigation, Restatement and Other Related Expenses

Since 2005, we have incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement. These costs include expenses for outside counsel, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm. These costs do not include any portion of time that our employees have dedicated to these matters.

Due to an agreement reached in February 2009 for a global settlement relating to the derivative litigation matters for historical stock option granting practices, including direct payment by our insurance carrier of $1.3 million in fees to plaintiff’s counsel, we recognized an insurance benefit in the fourth quarter of 2008 of $10.1 million for advances received under our D&O insurance policies. This amount is reflected as a reduction to SEC investigation, restatement and other related expenses as the amounts recovered were previously expensed in this line item.

The decrease in 2007 reflects the filing of our Annual Report on Form 10-K for 2005 in March of 2007 following the restatement of our consolidated financial statements as a result of the SEC investigation into prior stock option grants and related restatements. The 2006 amount included costs related to the SEC inquiry into our historical accounting for NYFIX Millennium, as well as penalties of $0.6 million due to the delinquency in meeting our periodic reporting obligations under a registration rights agreement related to the private placement transaction which closed in July 2006 and $0.4 million of aggregate expense related to modifications to cash settle expiring stock options and to extend the normal 90-day post-termination exercise period. In 2007, $0.1 million of the stock-option modification charge described above was reversed.

Asset Impairment and Restructuring Charges

In 2008, we took an asset impairment charge as a result of our annual testing for goodwill impairment performed in the fourth quarter of 2008. Due to adverse market conditions in the latter part of 2008 that caused a decline in industry market multiples, we determined that the goodwill assigned to the Transaction Services Division had been impaired and recorded an impairment charge to write-off the balance outstanding at October 1, 2008 of $11.7 million. We believe that the remaining $47.2 million of goodwill assigned to the FIX Division is supported by the current and projected earnings stream of that reporting unit.

The asset impairment and restructuring charges in 2007 were the result of our decision to discontinue our Fusion OMS business. In connection with exiting the Fusion OMS business, we recorded a combined charge of $7.9 million. This charge primarily reflects non-cash impairment charges of $6.1 million for goodwill and intangible assets, originally recorded as part of our full acquisition of Renaissance Trading Technologies, LLC (“Renaissance”) in 2003, and $1.5 million for capitalized software costs related to the Fusion OMS product offerings, as well as $0.3 million of employment related restructuring charges. We continued to incur costs related to this effort in 2008, including additional employment related restructuring charges of $0.7 million, partially offset by a $0.5 million reversal of amounts previously recorded as restructuring costs as a result of the termination of our lease and corresponding sublease of office space previously occupied in Stamford, Connecticut.

The restructuring charge in 2006 was the result of relocating our corporate headquarters from Stamford to 100 Wall Street, New York City. This charge reflected the fair value of the remaining rent payments for the closed office, net of sublease income, plus real estate commissions, leasehold improvements for the subtenant, employment costs, moving costs and write-offs of property and equipment.

Other Income (Expense)

Other income (expense) items are as follows:

	Year Ended December 31,		Increase (Decrease)	Year Ended December 31,		Increase (Decrease)
(in thousands)	2008	2007		$2007	2006	$
Interest expense	$(763)	$(565)	$198	$(565)	$(1,029)	$(464)
Investment income	1,357	4,114	(2,757)	4,114	1,894	2,220
Other income (expense), net	(25)	(3)	(22)	(3)	20	(23)

Interest Expense

The increase in interest expense during 2008 was primarily attributable to $0.1 million of additional interest related to the $2.5 million convertible note issued in October 2007 and $0.1 million incurred related to increased capital lease obligations.

The decrease in interest expense during 2007 was primarily attributable to additional interest incurred of $0.5 million in 2006 as a result of our failure to register the shares underlying the $7.5 million convertible note issued on December 30, 2004.

Investment Income

The decrease in 2008 reflects lower average cash balances invested and lower interest rates during the year, while the increase in 2007 reflects higher average cash balances invested during the year due to the private placement investments in 2006.

Income Tax Provision (Benefit)

The income tax provision in 2008 reflects the amortization of goodwill for tax purposes associated with the October 2007 acquisition of the minority interest in NYFIX Millennium, through the time of the impairment taken in the fourth quarter of 2008. The income tax benefit for 2007 reflects the net impact of eliminating the deferred tax liability of $0.6 million related to goodwill from the Renaissance acquisition following the impairment determination in October 2007, offset in part by amortizing the tax basis of the Renaissance goodwill up until the impairment determination, the amortization of goodwill associated with the October 31, 2007 acquisition of the minority interest in NYFIX Millennium and the tax expense associated with a foreign subsidiary. The income tax provisions for 2006 were solely attributable to the impact of deducting the Renaissance goodwill in our tax filings. All other tax effects during 2008, 2007 and 2006 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Income from Discontinued Operations

Discontinued operations in 2007 reflects $0.7 million of income associated with NYFIX Overseas, including a $1.9 million gain related to the earn-out payment received, net of amounts payable to the NYFIX Overseas management team. This was offset in part by an accrual of $1.1 million related to an estimated tax contingency associated with historical stock option issues and $0.1 million of associated professional fees.

The initial gain recorded in 2006 on the sale of NYFIX Overseas of $4.0 million, together with the operating results of the former OBMS Division through the August 25, 2006 closing date have been classified and presented as discontinued operations.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from operations, issuances of stock and from long-term borrowings. At December 31, 2008, we had cash and cash equivalents of $56.0 million. We believe that resources available at December 31, 2008 will be sufficient to finance our current investing and operational needs, as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months, including with respect to repayment of our convertible notes aggregating $10.0 million due on December 30, 2009. In light of current credit market conditions, however, there can be no assurance that, should we need to obtain additional financing for any reason, such financing will be available to us on commercially acceptable terms or at all.

At December 31, 2008, $39.0 million of our total cash and cash equivalents were held in our U.S. and U.K. registered broker dealer subsidiaries.

	As of December 31,
(in thousands)	2008	2007	2006
Cash and cash equivalents	$55,966	$75,657	$105,888
Short-term investments	—	—	500
Total cash, cash equivalents and short-term investments	$55,966	$75,657	$106,388

	Year Ended December 31,
	2008	2007	2006
Net cash provided by (used in) continuing operating activities	$7,050	$(12,966)	$3,288
Net cash (used in) provided by continuing investing activities	(24,109)	(18,656)	717
Net cash (used in) provided by continuing financing activities	(1,615)	1,353	80,458
Discontinued operations	—	—	193
Effect of exchange rate changes on cash	(1,017)	38	166
Net (decrease) increase in cash and cash equivalents	$(19,691)	$(30,231)	$84,822

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation and amortization, impairment charges, deferred taxes, provision for doubtful accounts, integration and restructuring charges and stock-based compensation; and the effect on cash generated by operating activities of changes in working capital and other operating accounts between years.

	Year Ended December 31,
(in thousands)	2008	2007	2006
Income (loss) from continuing operations adjusted for non-cash items	$14,666	$(18,016)	$(2,301)
Effect of changes in working capital and other operating accounts	(7,616)	5,050	5,589
Net cash provided by (used in) operating activities	$7,050	$(12,966)	$3,288

Changes in working capital and other operating accounts affected cash flows during the years ended December 31, 2008, 2007 and 2006 primarily as a result of changes in the levels of accounts receivable, accounts payable and accrued expenses between periods. The increase in cash provided by operations in 2008 is primarily due to improved results from continuing operations as a result of cost management initiatives implemented during the year.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to clear the transactions of NYFIX Millennium NYFIX Securities and NYFIX International, such as receivables from clearing organizations and deposits with clearing firms, as well as balances to support our matched-book stock borrow/stock loan business. Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive. At December 31, 2008, the net balance for clearing assets and clearing liabilities was a receivable of $0.7 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest. We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary. At December 31, 2008, clearing assets include stock borrows of $396.8 million and clearing liabilities include stock loans of $397.3 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act. NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital. NYFIX International and FIXCITY are registered firms with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements. At December 31, 2008, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $32.4 million, $20.4 million in excess of our aggregate requirement of $12.0 million (including the $10 million excess required by DTCC).

When Euro Millennium initiated trading activities in March 2008, the minimum financial resources requirement for NYFIX International increased to approximately €730,000. To satisfy this requirement, $1.5 million of subordinated debt issued to NYFIX, Inc. by NYFIX International was converted into equity capital in March 2008. In addition, in 2008, we infused an additional $3.0 million of equity capital into NYFIX International to provide further regulatory capital resources to meet daily regulatory requirements and to allow for further business expansion.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities in 2008 was $24.1 million. This consisted of capital expenditures for property and equipment, principally for data center equipment and software of $5.0 million, capitalized software development costs of $6.2 million, $7.2 million in payments to the former minority owners of NYFIX Millennium to acquire their interests and $7.9 million for the acquisition of FIXCITY, net of cash acquired. These payments were partially offset by $2.1 million received from GL in payment of an earn out related to the sale of NYFIX Overseas in August 2006, net of amounts paid to the NYFIX Overseas management team.

Net cash used in investing activities in 2007 was $18.7 million. This consisted primarily of capital expenditures for property and equipment, principally for data center equipment and software of $12.0 million, capitalized software costs of $4.3 million and $1.0 million was paid related to the acquisition of the minority interest of NYFIX Millennium. Also during 2007, $1.3 million of sales proceeds were repaid to GL in settlement of a working capital adjustment and $0.2 million of transaction related professional fees were paid.

Net cash provided by continuing investing activities in 2006 was $0.7 million. This consisted primarily of proceeds, net of cash disposed from the sale of NYFIX Overseas of $8.4 million, substantially offset by capital expenditures for property and equipment, principally for data center equipment and software, of $5.8 million and capitalized product enhancement costs of $2.4 million.

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for datacenter equipment and software purchases and the issuance of capital stock for general corporate purposes and business development activities. At December 31, 2008, we had convertible notes and capital lease obligations outstanding of $10.0 million and $2.8 million, respectively (including current portions).

At December 31, 2008, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender with an interest rate of 5%, due in December 2009. At December 31, 2008, the price at which the lender could convert the convertible notes into shares of our common stock was $5.62 per share. The conversion price may be reduced if we issue shares of common stock at a price below the conversion price in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date of the convertible note and other transactions previously approved by our Board of Directors.

Net cash used in financing activities in 2008 was $1.6 million, consisting of $1.2 million of principal payments under capital lease obligations and $0.4 million of payments under vendor financed purchase arrangements.

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

Commitments, Contingencies and Future Obligations

Commitments and Contingencies

There are various lawsuits and claims pending against us, as well as SEC and United States Attorney’s Office investigations into our accounting for stock option grants and an SEC investigation into our accounting for losses incurred by NYFIX Millennium. We are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any, with respect to these matters. With respect to certain of these matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on our financial condition. In addition, other actions may be brought against us related to these matters.

For additional details with respect to these matters, see also Item 3. Legal Proceedings and Note 9 to the Consolidated Financial Statements.

Future Obligations

The following table summarizes our material contractual obligations at December 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Additional disclosures relating to our convertible notes, capital lease obligations and commitments appear in Notes 8 and 9 to the Consolidated Financial Statements.

Contractual Obligations

	Payments Due by Period
(in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years
Convertible notes	$10,000	$10,000	$—	$—	$—
Capital lease obligations	2,827	1,358	1,469	—	—
Operating lease obligations	26,472	7,674	11,171	7,278	349
Other long-term obligations	768	668	100	—	—
Purchase obligations	845	434	401	10	—
Total	$40,912	$20,134	$13,141	$7,288	$349
•	Convertible notes include two notes with an interest rate of 5% and are due in December 2009.
•	Capital lease obligations include minimum lease obligations with remaining terms in excess of one year related to data center equipment and software licensing agreements.
•	Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office and data center space as well as certain equipment.
•	Other long-term obligations consist primarily of software financing arrangements.
•	Purchase obligations include minimum purchase obligations with remaining terms in excess of one year to certain telecommunication providers and a software licensing arrangement with a minimum licensing fee.

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

Our revenue is comprised of subscription and maintenance, transaction revenue and product sales and services, as follows:

Subscription and maintenance revenues principally consist of revenues from contracts that provide for the use of our systems and our messaging channels, together with managed services. Subscription and maintenance revenue rates are fixed based on a contractual period of time. Additional services, provided under schedules, or addenda to the contracts have provisions similar to the original contract. Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Subscription and maintenance revenue is recognized over the term of the contract, addendum, or service period, on a straight-line basis. We include within our subscription and maintenance revenue amounts we charge for connectivity to the NYFIX Marketplace Platform, including telecommunications, installation and maintenance of routers, network management software, support staff, and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

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

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the customer and when other contractual obligations, including installation if applicable, have been satisfied and collection of the resulting receivable is reasonably assured. We recognize revenue from software arrangements in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions, under which revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectability is reasonably assured and the arrangement does not require significant customization or modification of the software.

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is provided using the straight-line method over the assets’ estimated useful lives. Leasehold improvements are amortized over the shorter of the assets’ economic lives or the lease term. In situations where we determine that the useful life of a long-lived asset should be revised, we depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

Acquisitions and Goodwill

Net assets of companies we acquired have been recorded at their fair value at the date of acquisition. Goodwill represents the excess of the purchase price over the fair value of tangible and intangible assets acquired in an acquisition. The provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, require that we allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. Our reporting units represent components of our operating segments and are the same as the reportable segments identified in Note 15 to the Consolidated Financial Statements.

The two-step impairment review process is as follows:

•	Step 1 — We compare the fair value of our reporting units to the carrying value, including goodwill, of each of these units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment expense is necessary.
•	Step 2 — If we determine in Step 1 that the carrying value of a reporting unit exceeds the fair value, we perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This results in an implied fair value for the reporting unit’s goodwill. We then compare the implied

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

Long-Lived Assets

We review the carrying value of long-lived assets, including property and equipment; intangible assets; investments, and capitalized product enhancement costs for impairment whenever events or circumstances indicate that the carrying amount may not be fully recoverable. If such an event or circumstances occur, the related estimated fair value of the assets would be compared to the carrying amount, and if needed, we would record an impairment to the extent by which the carrying amount exceeded the fair value of the assets. We test intangible assets with indefinite lives annually for impairment using a fair value methodology such as a cash flow model. Fair value assessments inherently involve estimates and judgments involving the amount and timing of cash flows that could materially differ with changes in circumstances.

Income Taxes

We account for income taxes using the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized. Where there are cumulative losses in recent years, SFAS 109 requires, except in very limited circumstances, that a valuation allowance be established. Until we can achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on the realizable value of our net deferred tax assets. Income tax contingencies are accounted for in accordance with Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.

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

Stock-Based Compensation

We adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006 using the modified-prospective-transition method. Under the fair value recognition provisions of SFAS 123(R), stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the vesting period. Determining the fair value of share-based awards at the grant date requires assumptions and judgments about expected volatility and forfeiture rates, among other factors. If actual results differ significantly from these estimates, our results of operations could be materially impacted.

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”), which supersedes EITF Issue No. 01-6, The Meaning of Indexed to a Company’s Own Stock. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS133”), specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS 133. EITF 07-5 provides guidance for applying the requirements of SFAS 133, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. EITF 07-5 is effective for us beginning January 1, 2009 for any outstanding or new arrangements. We are currently evaluating the impact of adopting EITF 07-5 on our consolidated financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS142-3”), which is effective for us beginning January 1, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. We do not expect the adoption of FSP FAS 142-3 to materially impact its consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157, Fair Value Measurements (“SFAS 157”), and SFAS No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 was effective for us beginning January 1, 2008. We have not elected fair value reporting for eligible items under this standard as of December 31, 2008.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management

Risk is an inherent part of our business. In the course of conducting business operations, we are exposed to a variety of risks including market risk, operational risk, and legal, regulatory and compliance risk. See Item 1A, Risk Factors for a description of the principal risks to our business. The extent to which we properly identify and effectively manage each of these risks is critical to our financial condition and profitability. Our risk management process consists of regular communications with our operational teams who are charged with managing the risks of our businesses on a daily basis. In addition, numerous individuals from our Senior Management Team, including our Chief Executive Officer, are members of our Credit Committee, charged with approving and in certain circumstances monitoring the counterparties of our Transaction Services Division.

Market risk generally represents the risk of loss that may be expected to result from the potential change in value of a financial instrument as a result of fluctuations in interest rates, foreign currency exchange rates or market prices. We do not engage in speculative or leveraged transactions, nor do we hold or issue financial instruments for trading purposes.

Interest Rates

Included in cash and cash equivalents are interest bearing financial instruments in the form of high quality money market funds, short-term commercial paper and short-term treasury securities. Due to the short-term and high quality nature of these instruments, they are not likely to fluctuate significantly in market value.

Our convertible notes are short-term and bear interest at a fixed rate. Consequently, we do not believe we are currently exposed to any material interest rate or market risk in connection with our convertible notes.

Foreign Currency Risk

Our earnings are affected by fluctuations in the value of the U.S. dollar as compared with foreign currencies, which are primarily the British pound sterling, Euro and Hong Kong dollar, due to our operations in the United Kingdom, Europe and the Asia Pacific region. Our investment and operational activities in these countries expose us to currency exchange rate fluctuations primarily between the U.S. dollar and the British Pound Sterling, Euro and Hong Kong dollar. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. We have not engaged in derivative financial instruments as a means of hedging this risk. Non-U.S. dollar cash balances held overseas are generally kept at levels necessary to meet current operating and required capitalization needs.

Securities Market and Credit Risk

We are subject to risk in our Transaction Services business when a counterparty does not deliver cash or securities to us as expected and we hold cash (in lieu of securities) or securities (in lieu of cash) at any point in time. This risk arises from the potential inability of the counterparty’s clearing agent to meet its settlement obligation by delivering cash or securities, as required, which is a credit risk. We are a member of several clearing organizations, which have margin requirements and other mechanisms that are designed to substantially mitigate this risk.

When necessary, we can liquidate or purchase securities in the market to close out the position at the prevailing market price. Our stock lending practice is to maintain collateral in excess of the contract value and to request additional collateral whenever necessary. We seek high-quality, creditworthy counterparties and have controls in place that are designed to monitor and limit this exposure.

In our Transaction Services business we have exposure to changes in the prices of equity securities due to client or our errors. Market risk can arise from liquidating such positions. It is our policy to attempt to trade out of all positions arising from errors immediately upon discovery while balancing our exposure to market risk. If discovery is delayed, the market risk is heightened by the increased possibility of intervening market movements prior to disposition.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
NYFIX, Inc.

We have audited the accompanying consolidated balance sheets of NYFIX, Inc and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation as of January 1, 2006.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NYFIX, Inc and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Friedman LLP
East Hanover, New Jersey
March 16, 2009

NYFIX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$55,966	$75,657
Accounts receivable, less allowances of $143 and $282, respectively	14,120	14,609
Clearing broker assets	400,638	483,867
Prepaid expenses and other current assets	3,702	7,900
Total current assets	474,426	582,033
Property and equipment, net	20,508	21,478
Capitalized software costs, net	8,701	5,789
Goodwill	47,170	57,401
Acquired intangible assets, net	7,422	3,708
Other assets, net	564	1,745
Total assets	$558,791	$672,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$21,656	$39,163
Clearing broker liabilities	399,927	483,600
Current portion of capital lease obligations	1,358	923
Current portion of long-term debt	9,971	—
Current portion of other long-term liabilities	1,014	1,564
Deferred revenue	5,271	4,648
Total current liabilities	439,197	529,898
Long-term portion of capital lease obligations	1,469	550
Long-term debt	—	9,941
Other long-term liabilities	1,021	2,354
Total liabilities	441,687	542,743
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	—	—
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $75,000 at December 31, 2008	62,092	62,092
Series C Non-Voting Convertible, none issued	—	—
Common stock, $0.001 par value; 100,000,000 and 60,000,000 shares authorized; 39,510,917 and 37,725,758 shares issued, respectively	271,319	261,307
Preferred stock dividend distributable, 525,000 common shares at December 31, 2007	—	2,441
Accumulated deficit	(200,012)	(183,232)
Treasury stock, 923,108 and 906,826 shares, respectively, at cost	(12,600)	(13,194)
Accumulated other comprehensive loss	(3,695)	(3)
Total stockholders’ equity	117,104	129,411
Total liabilities and stockholders’ equity	$558,791	$672,154

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenue:
Subscription and maintenance	$70,525	$67,116	$65,801
Transaction	44,904	52,339	29,609
Product sales and services	2,118	2,247	2,943
Total revenue	117,547	121,702	98,353
Cost of revenue:
Subscription and maintenance	30,997	34,381	32,638
Transaction	23,314	29,916	15,901
Product sales and services	340	813	1,824
Total cost of revenue	54,651	65,110	50,363
Gross profit	62,896	56,592	47,990
Operating expense:
Selling, general and administrative	74,675	86,848	49,237
Depreciation and amortization	1,907	1,554	1,185
Integration charges	838	—	—
SEC investigation, restatement and other related expenses	(9,550)	5,846	12,758
Restructuring charge	216	331	2,056
Asset impairment charge	11,651	7,596	—
Loss from operations	(16,841)	(45,583)	(17,246)
Interest expense	(763)	(565)	(1,029)
Investment income	1,357	4,114	1,894
Other (expense) income, net	(25)	(3)	20
Loss from continuing operations before income tax provision (benefit)	(16,272)	(42,037)	(16,361)
Income tax provision (benefit)	143	(275)	189
Loss from continuing operations	(16,415)	(41,762)	(16,550)
Income from discontinued operations, including gain on sale of $1,905 and $4,035 in 2007 and 2006, respectively	—	676	3,646
Net loss	(16,415)	(41,086)	(12,904)
Accumulated preferred dividends	(2,247)	(5,868)	(1,354)
Beneficial conversion feature on preferred stock (Note 10)	—	—	(18,139)
Loss applicable to common stockholders	$(18,662)	$(46,954)	$(32,397)
Basic and diluted loss from continuing operations per common share (net of accumulated preferred dividends and beneficial conversion feature on preferred stock)	$(0.49)	$(1.32)	$(1.06)
Basic and diluted income from discontinued operations per common share	—	0.02	0.11
Basic and diluted loss per common share	$(0.49)	$(1.30)	$(0.95)
Basic and diluted weighted average common shares outstanding	37,723	36,160	34,035

The accompanying notes are an integral part of these consolidated financial statements.

NYFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

	Series B Voting Convertible Preferred Stock Issued		Preferred Stock Dividend Distributable	Common Stock Issued		Accumulated Deficit	Treasury Stock	Notes Receivable Issued for Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance December 31, 2005	—	$—	$—	33,784,293	$238,498	$(125,883)	$(17,004)	$(70)	$(593)	$94,948
Comprehensive loss:
Net loss	—	—	—	—	—	(12,904)	—	—	—	(12,904)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	572	572
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(12,332)
Issuance of treasury stock for debt repayment (54,512 shares)	—	—	—	—	—	(522)	780	—	—	258
Private placement of common stock (including 157,693 shares issued for placement fees)	—	—	—	2,870,693	12,540	—	—	—	—	12,540
Private placement of convertible preferred stock and common stock warrant	1,500,000	62,092	—	—	7,041	—	—	—	—	69,133
Record beneficial conversion feature related to preferred stock	—	(18,139)	—	—	18,139	—	—	—	—	—
Amortize beneficial conversion feature related to preferred stock	—	18,139	—	—	(18,139)	—	—	—	—	—
Contingent conversion price adjustment related to convertible note	—	—	—	—	103	—	—	—	—	103
Stock-based compensation expense	—	—	—	—	859	—	—	—	—	859
Modification of stock options	—	—	—	—	(2,206)	—	—	—	—	(2,206)
Repayment of note issued for purchase of common stock	—	—	—	—	—	—	—	71	—	71
Interest accrued on notes for common stock, net of payments	—	—	—	—	—	—	—	(1)	—	(1)
Balance December 31, 2006	1,500,000	62,092	—	36,654,986	256,835	(139,309)	(16,224)	—	(21)	163,373
Comprehensive loss:
Net loss	—	—	—	—	—	(41,086)	—	—	—	(41,086)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	18	18
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(41,068)
Issuance of common stock for stock options exercised and restricted stock units settled in shares	—	—	—	316,945	436	—	—	—	—	436

NYFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS – (continued)
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

	Series B Voting Convertible Preferred Stock Issued		Preferred Stock Dividend Distributable	Common Stock Issued		Accumulated Deficit	Treasury Stock	Notes Receivable Issued for Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Issuance of treasury stock for stock options exercised (225,000 shares issued; 73,171 shares surrendered)	—	—	—	—	—	(2,658)	2,658	—	—	—
Issuance of treasury stock for debt repayment (26,954 shares)	—	—	—	—	—	(179)	372	—	—	193
Issuance of restricted shares from treasury stock pursuant to employment agreement (48,169 shares)	—	—	—	—	—	—	—	—	—	—
Declarations of preferred stock dividends	—	—	7,221	—	(7,221)	—	—	—	—	—
Common shares issued in payment of preferred stock dividends	—	—	(4,780)	753,827	4,780	—	—	—	—	—
Contingent conversion price adjustment related to convertible note	—	—	—	—	11	—	—	—	—	11
Stock-based compensation expense	—	—	—	—	5,965	—	—	—	—	5,965
Modification of stock options	—	—	—	—	501	—	—	—	—	501
Balance December 31, 2007	1,500,000	62,092	2,441	37,725,758	261,307	(183,232)	(13,194)	—	(3)	129,411
Comprehensive loss:
Net loss	—	—	—	—	—	(16,415)	—	—	—	(16,415)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(3,692)	(3,692)
Total comprehensive loss	—	—	—	—	—	—	—	—	—	(20,107)
Exercise of stock options	—	—	—	4,500	12	—	—	—	—	12
Issuance of common stock for restricted stock units settled in shares	—	—	—	205,659	—	—	—	—	—	—
Declarations of preferred stock dividends	—	—	2,247	—	(2,247)	—	—	—	—	—
Common shares issued in payment of preferred stock dividends	—	—	(4,688)	1,575,000	4,688	—	—	—	—	—
Issuance of shares from treasury stock pursuant to employment agreement	—	—	—	—	(300)	(365)	665	—	—	—
Purchase of treasury shares (16,282)	—	—	—	—	—	—	(71)	—	—	(71)

NYFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS – (continued)
For the Years Ended December 31, 2008, 2007 and 2006
(in thousands, except share amounts)

	Series B Voting Convertible Preferred Stock Issued		Preferred Stock Dividend Distributable	Common Stock Issued		Accumulated Deficit	Treasury Stock	Notes Receivable Issued for Common Stock	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Contingent conversion price adjustment related to convertible note	—	—	—	—	43	—	—	—	—	43
Stock-based compensation expense	—	—	—	—	7,816	—	—	—	—	7,816
Balance December 31, 2008	1,500,000	$62,092	$—	39,510,917	$271,319	$(200,012)	$(12,600)	$—	$(3,695)	$117,104

NYFIX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities:
Net loss	$(16,415)	$(41,086)	$(12,904)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Income from discontinued operations	—	(676)	(3,646)
Depreciation and amortization	10,808	10,158	11,156
Restructuring charge	216	331	2,056
Non-cash integration charge	502	—	—
Asset impairment charge	11,651	7,596	—
Stock-based compensation expense	7,816	5,965	859
Amortization of debt discounts and premiums	70	45	30
Deferred income taxes	(32)	(448)	148
Provision for doubtful accounts	26	98	2
Loss on sale of equipment	25	—	—
Other, net	(1)	1	(2)
Changes in assets and liabilities:
Accounts receivable	381	(982)	(1,130)
Prepaid expenses and other assets	3,543	(1,857)	703
Clearing broker assets	82,773	(60,714)	33,682
Deferred revenue	658	440	348
Accounts payable, accrued expenses and other liabilities	(11,529)	6,992	6,382
Clearing broker liabilities	(83,442)	61,171	(34,396)
Net cash provided by (used in) continuing operating activities	7,050	(12,966)	3,288
Net cash provided by discontinued operating activities	—	—	791
Net cash provided by (used in) operating activities	7,050	(12,966)	4,079
Investing activities:
Proceeds from (expenditures related to) sale of discontinued operations, net of cash disposed	2,066	(1,458)	8,439
Net sales of short-term investments	—	—	500
Capital expenditures for property and equipment	(5,044)	(12,021)	(5,819)
Capitalization of software costs	(6,196)	(4,306)	(2,444)
Tax benefit attributable to goodwill	238	90	41
Payment for acquisition of minority interests	(7,227)	(961)	—
Payment for acquisition, net of cash received	(7,946)	—	—
Net cash (used in) provided by continuing investing activities	(24,109)	(18,656)	717
Net cash used in discontinued investing activities	—	—	(598)
Net cash (used in) provided by investing activities	(24,109)	(18,656)	119
Financing activities:
Proceeds from long-term debt	—	2,500	—
Financing costs	—	(19)	—
Repayment of long-term debt	—	—	(2)
Principal payments under capital lease obligations	(1,168)	(1,223)	(689)
Repayment of notes issued for purchase of common stock	—	—	71
Purchases of treasury shares	(71)	—	—
Proceeds from issuance of common stock, net of issuance costs	12	436	12,540
Proceeds from issuance of preferred stock, net of issuance costs	—	—	69,133
Other, net	(388)	(341)	(595)
Net cash (used in) provided by continuing financing activities	(1,615)	1,353	80,458
Effect of exchange rate changes on cash	(1,017)	38	166
Net (decrease) increase in cash and cash equivalents	(19,691)	(30,231)	84,822
Cash and cash equivalents, beginning of year	75,657	105,888	21,066
Cash and cash equivalents, end of year	$55,966	$75,657	$105,888

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of Operations

NYFIX, Inc. (together with its consolidated subsidiaries, “NYFIX” or the “Company”) provides electronic trading services including trading workstations, trade messaging software and trade messaging services to domestic and international market participants. In addition, NYFIX’s registered broker-dealer subsidiaries also provide automated trade execution services to institutional counterparties and operate a matched-book stock borrow/stock loan business.

The Company’s headquarters and principal office are in New York, NY. The Company also has offices in London, Hong Kong, Boston, MA and Lyndhurst, NJ. The Company operates redundant data centers in the northeastern United States, as well as a data center hub in London.

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

The Company’s revenue is comprised of: subscription and maintenance, transaction revenue and product sales and services, as follows:

Subscription and maintenance revenues principally consist of revenues from contracts that provide for the use of the Company’s systems and messaging channels, together with managed services. Subscription and maintenance revenue rates are fixed based on a contractual period of time. Additional services, provided under schedules, or addenda to the contracts, have provisions similar to the original contract. Under the terms of the subscription contracts and addenda, clients are typically invoiced a flat periodic charge after initial installation and acceptance. Subscription and maintenance also includes maintenance contracts for software under separate, renewable maintenance contracts. Software related maintenance contracts are generally for a term of one year. Subscription and maintenance revenue is recognized over the term of the contract, addendum, or service period, on a straight-line basis. The Company includes within its subscription and maintenance revenue amounts it charges for connectivity to the NYFIX trading community (the “NYFIX Marketplace”), including telecommunications, installation and maintenance of routers, network management software, support staff and other costs related to the management of connectivity. The connectivity charges are recognized as the services are provided.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

Transaction revenue primarily consists of per-share commissions charged to clients who send and receive a match and execution in the NYFIX Millennium ATS and clients to whom the Company provides execution and smart order routing technology, gateways to access markets and algorithmic trading ability in: (i) their own name, (ii) a third party name, or (iii) our name. Revenue for these services is generally invoiced monthly in arrears or is obtained through the clearing process within three days of the trade date, and is recognized on a trade date basis, in the period in which it is earned. Transaction revenue also includes the net interest spread on the Company’s matched book of securities borrowed/loaned.

Product sales and services are primarily comprised of software licenses, equipment sales and professional services fees. This revenue is recognized when the software and equipment have been shipped and accepted by the customer and when other contractual obligations, including installation if applicable, have been satisfied and collection of the resulting receivable is reasonably assured. The Company recognizes revenue from software arrangements in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition,” With Respect to Certain Transactions, under which revenue is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, delivery has occurred, collectability is reasonably assured and the arrangement does not require significant customization or modification of the software.

Amounts invoiced in advance of the service being performed are deferred until earned and are included in deferred revenue. Installation charges, if any, are generally invoiced to a client and are included in revenue upon completion of the installation.

Cost and Expenses

Cost of revenue includes:

•	Data center operating costs, including salaries, related to equipment, infrastructure and software supporting operations and the NYFIX Marketplace;
•	Managed connectivity costs, including telecommunication and other costs incurred on behalf of clients and costs to maintain the data centers, including depreciation and amortization of assets utilized by the data centers, which are recognized as either a cost of subscription and maintenance or a cost of transaction revenue, as appropriate;
•	Fees paid to third-party technology providers to access and provide services to their client base;
•	Amortization expense of acquired intangible assets and capitalized software costs relating to the applicable revenue category;
•	Developer and quality assurance personnel labor for client and product support of software products;
•	The cost of leased subscription and service bureau equipment, which is depreciated over the estimated useful life of the equipment. When inventory is leased on a subscription basis, the cost of the inventory is relieved and transferred to property and equipment. The depreciation expense related to this equipment is included in cost of subscription and maintenance revenue; and
•	Execution and clearing costs to access various markets and exchanges and to process and settle transactions.

The Company expenses advertising costs, primarily consisting of trade show promotions, as incurred. Advertising expense, which is included in selling, general and administrative expense, was $1.6 million, $1.3 million and $1.2 million for the years 2008, 2007 and 2006, respectively.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

Loss per Share

Loss per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share (“SFAS 128”). Under SFAS 128, public companies are required to report both basic and diluted income (loss) per common share. Basic and diluted loss per share is computed by dividing the loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted loss per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of convertible preferred stock, convertible notes payable, and incremental shares of common stock issuable upon the exercise of stock options and warrants, and the vesting of restricted stock units.

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

Accounts Receivable

Accounts receivable are stated at net realizable value by recording allowances for those amounts that the Company believes are uncollectible due to the inability of clients to make required payments or because of billing adjustments. These allowances are estimated by considering a number of factors, including the length of time the amounts are past due, the Company’s previous loss history, the client’s current ability to pay its obligations and the condition of the general economy and the industry as a whole. As of December 31, 2008 and 2007, no single client accounted for more than 10% of accounts receivable.

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

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

Capitalized Software Costs

Costs incurred in the research, design and development of software for sale to others as a separate product or embedded in a product and sold as part of the product as a whole are charged to expense until technological feasibility is established. Thereafter, costs, consisting primarily of payroll and related costs, purchased materials and services and software to be used within the Company’s products, that significantly enhance the marketability or significantly extend the life of the products are capitalized and amortized to cost of revenue on a straight-line basis over three years, beginning when the products are offered for sale or the enhancements are integrated into the products. Management is required to use its judgment in determining whether capitalized software costs meet the criteria for immediate expense or capitalization, in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. The unamortized capitalized costs of a computer software product are compared to the net realizable value of that product and any excess is written off.

Research and development costs, which are included in selling, general and administrative expense, consisting primarily of salaries and related costs for technical and programming personnel, are expensed as incurred and were less than $0.1 million for both 2008 and 2007, and $0.2 million for 2006.

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

The impairment review involves a two-step process as follows:

Step 1 — The Company compares the fair value of its reporting units to the carrying value, including goodwill, of each of these units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment expense is necessary.

Step 2 — If the Company determines in Step 1 that the carrying value of a reporting unit exceeds the fair value, the Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit. This results in an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the goodwill, an impairment loss is recognized for the excess.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

Intangible Assets

Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. The Company amortizes intangible assets on a straight-line basis over their estimated useful lives. The range of estimated useful lives for the Company’s identifiable intangible assets is four to fifteen years.

Impairment of Long-Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Determination of recoverability is generally based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition, as well as specific appraisal in certain instances. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the fair value of the asset as estimated using a cash flow model. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

Fair Value

The Company has estimated the fair value of its financial instruments as of December 31, 2008 and 2007, as per the guidance of SFAS No. 157, Fair Value Measurements (“SFAS 157”), using available market information or other appropriate valuation methods. SFAS 157 requires assets and liabilities to be categorized as Level 1, Level 2, or Level 3, depending on the reliability of the inputs used in the valuation. The definition of the levels is as follows:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, directly or indirectly, such as a quoted price for similar assets or liabilities in active markets.

Level 3 — Inputs are unobservable and are only used to measure fair value when observable inputs are not available. The inputs reflect the entity’s own assumptions and are based on the best information available. This allows for the fair value of an asset or liability to be measured when no active market for that asset or liability exists.

The carrying amounts of cash and cash equivalents, accounts receivable, clearing assets and liabilities, accounts payable and accrued expenses and other current assets and liabilities approximate fair values because of the short-term nature of such instruments. See Note 8 for the estimated fair value of the outstanding convertible notes.

In accordance with Financial Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, the Company has deferred the recognition of SFAS 157 for all nonrecurring fair value measurements of nonfinancial assets and liabilities until January 1, 2009.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed in SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the recognition of tax effects for financial statement and income tax reporting purposes by applying enacted income tax rates applicable to future years to differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. A valuation allowance is recorded to reduce net deferred tax assets to only that portion that is judged more likely than not to be realized. The provision for income taxes is comprised of the

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

current tax liability, the change in net deferred tax assets or liabilities and the tax benefit applied to reduce goodwill. Income tax contingencies are accounted for in accordance with Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). A tax position is recognized as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties as other expense.

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

Foreign Currency Translation

Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, together with the after-tax effect of exchange rate changes on intercompany transactions of a long-term investment nature, are included in accumulated other comprehensive income (loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations. Transaction gains and (losses) included in selling, general and administrative expense were $0.2 million, $(0.1) million and $(0.1) million in 2008, 2007 and 2006, respectively.

Other Comprehensive Loss

The Company reflects other comprehensive loss, which consists of foreign currency translation adjustments, as a separate component of stockholders’ equity as required by SFAS No. 130, Reporting Comprehensive Income.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”) on January 1, 2006. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity for goods or services; addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments; and

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

focuses primarily on accounting for transactions in which an entity obtains employee services in stock-based compensation transactions. The fundamental premise of SFAS 123(R) requires that companies recognize the fair value of employee stock-based compensation awards as compensation cost in the financial statements, beginning on the grant date, and it does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. Compensation cost is based on the fair value of the awards the Company expects to vest, amortized straight-line to expense over the vesting period (typically three to five years) or service period for each award.

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

The fair value of options is estimated using the Black-Scholes option-pricing model, which considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price. Although the Black-Scholes model meets the requirements of SFAS 123(R), the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those stock-based compensation awards, such as continued employment, periodic vesting requirements, and limited transferability.

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

Recent Accounting Pronouncements

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock (“EITF 07-5”), which supersedes EITF Issue No. 01-6, The Meaning of “Indexed to a Company’s Own Stock. SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS133”), specifies that a contract issued or held by a company that is both indexed to its own stock and classified in stockholders’ equity is not considered a derivative instrument for purposes of applying SFAS 133. EITF 07-5 provides guidance for applying the requirements of SFAS 133, requiring that both an instrument’s contingent exercise provisions and its settlement provisions be evaluated to determine whether the instrument (or embedded feature) is indexed solely to an entity’s own stock. EITF 07-5 is effective for the Company beginning January 1, 2009 for any outstanding or new arrangements. The Company is currently evaluating the impact of adopting EITF 07-5 on its consolidated financial position and results of operations.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies  – (continued)

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS142-3”), which is effective for the Company beginning January 1, 2009. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect the adoption of FSP FAS 142-3 to materially impact its consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157. SFAS 159 was effective for the Company beginning January 1, 2008. The Company has not elected fair value reporting for eligible items under this standard as of December 31, 2008.

Other new pronouncements issued but not effective until after December 31, 2008, are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

2. Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007	Useful Lives (Years)
Computer software	$1,560	$3,834	4 – 5
Leasehold improvements	3,307	3,471	2 – 10
Furniture and equipment	3,796	5,335	3 – 7
Subscription and data center equipment	40,808	46,676	3 – 5
Total property and equipment, gross	49,471	59,316
Less: Accumulated depreciation	28,963	37,838
Total property and equipment, net	$20,508	$21,478

In 2008, the Company wrote-off property and equipment no longer in service, with a gross value of $16.0 million and a net value of $0.2 million.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment  – (continued)

Assets held under capital leases, included in the above, consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007	Useful Lives (Years)
Data center equipment, gross	$2,995	$2,188	3 – 5
Less: Accumulated depreciation	373	862
Total property and equipment held under capital leases, net	$2,622	$1,326

Depreciation and amortization expense for property and equipment was $7.3 million, $5.9 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Of these amounts, $4.8 million, $4.4 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, were included in cost of revenue. Amortization expense for assets held under capital leases included above was $0.4 million, $0.7 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively.

3. Acquisitions and Dispositions

Acquisition of FIXCITY, Ltd.

In April 2008, the Company acquired 100% of the outstanding stock of FIXCITY, Ltd. (“FIXCITY”), a U.K.-based specialist in web-based electronic trading and liquidity discovery solutions. This acquisition reflects the Company’s strategy to aggregate liquidity for clients and to provide real-time information to make trading decisions. This acquisition also enhances the Company’s strategy of global expansion by adding significantly to its international client base. The Company has included the operating results of FIXCITY in its consolidated financial statements since the date of acquisition.

Pursuant to the terms of the share purchase agreement, the Company paid £3.3 million (or approximately $6.6 million) in cash and also agreed to pay an additional $1.0 million in cash contingent on the successful completion of the integration of the existing FIXCITY and NYFIX technology platforms within six months of the closing date. In October 2008, the Company determined that the integration contingency was satisfied and made the $1.0 million payment. This payment was recorded on the Company’s consolidated balance sheet in the fourth quarter as part of goodwill. The Company incurred $0.7 million in legal and consulting fees related to this acquisition.

In addition, the share purchase agreement provides the potential for cash earn-out payments in years 1, 2 and 3 following the acquisition totaling up to £3.7 million (or approximately $5.4 million) if certain revenue targets are achieved, with potential additional payments based on varying percentages of all such revenue if higher revenue thresholds are achieved.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Dispositions  – (continued)

The purchase price for FIXCITY has been allocated to the assets acquired and liabilities assumed based on the fair values at the date of acquisition as follows:

(in thousands)
Assets:
Current assets (including cash of $393)	$527
Fixed assets	28
Intangible assets	6,194
Goodwill	2,181
Total assets acquired	8,930
Liabilities:
Current liabilities	590
Total liabilities assumed	590
Net assets acquired	$8,340

The impact of acquiring FIXCITY on the operating results of prior periods would not have been material based on the historical revenues and expenses of FIXCITY.

Since the acquisition, the Company has incurred related integration costs. The integration costs incurred during 2008 include a $0.5 million write-off of capitalized software replaced by acquired technology and $0.3 million of third party consulting costs to integrate the acquired technology platform.

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

As the Company has historically included 100% of the operating results of NYFIX Millennium since inception in its consolidated financial statements, the impact of acquiring the additional 20% interest on the operating results of prior periods would not have been material.

Sale of NYFIX Overseas

In August 2006, the Company disposed of all of the issued and outstanding capital stock of NYFIX Overseas, a wholly-owned subsidiary which previously comprised the Company’s Order Book Management Systems (“OBMS”) Division. Pursuant to terms of the agreement which closed August 25, 2006 (the “Sale Agreement”), the initial amount paid by G.L. Trade S.A. (“GL”) for the purchase of NYFIX Overseas was $9.0 million. A portion of this amount, $1.3 million, was repaid to GL in April 2007 in settlement of a

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Acquisitions and Dispositions  – (continued)

working capital adjustment. In addition, transaction related fees and expenses aggregating $0.5 million were paid subsequent to closing. The Company recorded a net gain on this transaction of $4.0 million in 2006.

The disposition of NYFIX Overseas constitutes a discontinued operation and accordingly all financial statements presented reflect amounts relative to NYFIX Overseas, except for previously allocated overhead charges, as a discontinued operation.

During 2007, the Company recorded in discontinued operations an additional $0.7 million of income related to NYFIX Overseas, reflecting $1.9 million for an earn-out payment received, net of amounts paid to the NYFIX Overseas management team, for revenues generated through December 31, 2007, offset by an accrual of $1.1 million for an indemnity obligation related to a tax contingency associated with historical stock option issues (see Note 9) and associated professional fees of $0.1 million.

Revenue for NYFIX Overseas was $5.0 million through the date of disposition in 2006.

The Company has an ongoing indemnity obligation to GL with respect to the Company’s representations and warranties on tax matters and employee benefits. This indemnity terminates upon expiration of any applicable statutory period of limitation. The Company’s maximum liability under this ongoing indemnity obligation is $4.5 million.

4. Goodwill and Acquired Intangible Assets

Goodwill and acquired intangible assets relate to the acquisitions of Javelin Technologies, Inc. (“Javelin”), NYFIX Millennium, EuroLink Network, Inc. (“EuroLink”), Renaissance Trading Technologies, LLC (“Renaissance”), and FIXCITY (see Note 3). The tax basis of goodwill related to NYFIX Millennium following the Company’s acquisition of the remaining 20% of NYFIX Millennium exceeded the book basis of goodwill by approximately $6.5 million. As the tax benefits of the deductible goodwill were realized on the Company’s tax returns, the tax benefits attributable to the excess tax basis were recognized for financial reporting purposes as reductions of outstanding goodwill in accordance with SFAS 109.

In the absence of circumstances requiring impairment testing on a quarterly or other more frequent basis, the Company has set October 1 as its annual testing date for goodwill impairment. These impairment tests compare the carrying value of each of the Company’s reporting units with their estimated fair values using discounted cash flow models and market based approaches. As discussed in Note 6, during October 2007, the Company discontinued its Fusion OMS product offerings, which were acquired with the Renaissance acquisition in 2003. This decision, combined with the expectation of negative cash flows during the client transition period, necessitated evaluation of the future utility of remaining recorded values associated with goodwill and existing technology originally recorded as part of the Renaissance acquisition and capitalized software costs related to the Fusion OMS product offerings. That evaluation suggested little or no future utility related to such recorded values and accordingly the Company recognized the impairment of these balances in 2007. As a result of discontinuing the Fusion OMS product, the Company recorded an asset impairment charge of $7.6 million, which reduced goodwill by $5.7 million, acquired intangible assets by $0.4 million and capitalized software costs by $1.5 million. In the fourth quarter of 2008, the Company determined that the goodwill assigned to the Transaction Services Division had been impaired and recorded an impairment charge to write-off the balance outstanding of $11.7 million. This assessment was based on a market based approach that took into account the adverse market conditions in the latter part of 2008, which caused an industry decline in market multiples and a decline in the Company’s market capitalization below its book value.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Goodwill and Acquired Intangible Assets  – (continued)

The following table presents the changes in the carrying amount of goodwill by reportable segment (see Note 15) for the years ended December 31, 2008 and 2007.

(in thousands)	FIX Division	Transaction Services Division	Total
Balance as of December 31, 2006	$48,383	$9,810	$58,193
Renaissance (adjustment for tax benefits)	(18)	(17)	(35)
NYFIX Millennium acquisition	—	5,004	5,004
NYFIX Millennium (adjustment for tax benefits)	—	(55)	(55)
Impairment	(2,853)	(2,853)	(5,706)
Balance as of December 31, 2007	45,512	11,889	57,401
NYFIX Millennium (adjustment for tax benefits)	—	(238)	(238)
FIXCITY acquisition	2,181	—	2,181
Impairment	—	(11,651)	(11,651)
Translation adjustment	(523)	—	(523)
Balance as of December 31, 2008	$47,170	$—	$47,170

Acquired intangible assets consisted of the following at December 31, 2008 and 2007:

	2008		2007		Useful Lives (Years)
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Existing technology	$8,293	$7,636	$8,040	$7,500	4 – 7
Customer related intangibles	9,035	3,380	5,325	2,957	5 – 15
Trademarks and other	1,881	771	1,310	510	5 – 15
Total	$19,209	$11,787	$14,675	$10,967

Amortization expense of acquired intangible assets was $0.9 million, $1.1 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and is included in cost of revenue.

The Company’s estimate of future amortization expense for acquired intangible assets that exist at December 31, 2008 is as follows:

(in thousands)
2009	$809
2010	792
2011	741
2012	685
2013	578
Thereafter	3,817
Total	$7,422

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Securities borrowed	$396,784	$480,884
Securities failed-to-deliver	1,375	664
Deposits with clearing organizations and others	1,502	1,049
Receivables from clearing organizations	977	1,270
Total clearing assets	$400,638	$483,867
Securities loaned	$397,269	$482,959
Securities failed-to-receive	1,716	641
Payables to clearing organizations and firms	942	—
Total clearing liabilities	$399,927	$483,600

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge. As of December 31, 2008 and 2007, securities borrowed with a fair value of $387.4 million and $464.4 million, respectively, were repledged for securities loaned. The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the years ended December 31, 2008, 2007 and 2006 were as follows:

(in thousands)	2008	2007	2006
Interest earned	$8,407	$14,918	$14,697
Interest incurred	(7,325)	(13,582)	(13,287)
Net	$1,082	$1,336	$1,410

Regulatory Net Capital Requirements

U.S. Registered Broker-Dealer Subsidiaries — NYFIX Securities Corporation (“NYFIX Securities”) and NYFIX Millennium are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule). NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1. The regulatory net capital ratio for NYFIX Millennium at December 31, 2008 was 0.7 to 1.

U.K. Registered Subsidiaries — NYFIX International Ltd. (“NYFIX International”) and FIXCITY are registered firms of the Financial Services Authority (“FSA”) in the U.K. NYFIX International and FIXCITY are required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.

At December 31, 2008, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the U.S. and U.K. were $32.4 million, which was $20.4 million in excess of the Company’s aggregate requirement of $12.0 million (including the $10 million excess required by DTCC).

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Broker-Dealer Operations  – (continued)

Credit Risk

In the normal course of business, the Company settles securities transactions with counterparties in connection with its execution businesses and its matched-book stock borrow/stock loan business. This activity may expose the Company to off-balance sheet risk arising from the potential that counterparties may fail to satisfy their obligations. In the event counterparties fail to satisfy their obligations, the Company may be required to purchase or sell financial instruments, at unfavorable market prices, to satisfy those obligations. The Company also clears certain of its securities transactions with its institutional counterparties through third-party clearing firms on a fully disclosed basis. These agreements provide that the clearing firms may have the right to charge the Company for losses that result from a counterparty's failure to fulfill its contractual obligations. The Company mitigates the risk of counterparty nonperformance by reviewing, on an ongoing basis, the credit standing of its counterparties and by its membership in the stock loan hedge program of the Options Clearing Corporation (the “OCC”). The OCC guarantees the required mark-to-market payments related to the fluctuation in market value of the collateral underlying stock borrow/stock loan transactions processed by its members and is considered the principal counterparty to each transaction. At December 31, 2008, approximately 80% of the Company’s stock borrow/stock loan transactions outstanding were processed through the OCC. The Company believes that the settlement of these transactions will not have a material effect on the Company’s financial position.

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

6. Restructuring Charges

During October 2007, the Company entered into a strategic agreement with Citi’s Lava Trading (“Lava”) to offer NYFIX Fusion OMS clients a transition arrangement to the Lava ColorPalette® OMS in connection with the decision to discontinue the Fusion OMS product. As part of this discontinuation, the Company offered one-time termination benefits to affected employees. The Company recorded restructuring charges of $0.7 million and $0.3 million in 2008 and 2007, respectively, which consisted of severance and retention costs. The Company has completed the transition to Lava and does not expect to incur any additional costs related to this matter.

During 2006, the Company relocated its corporate headquarters from Stamford, Connecticut to New York City, signed an agreement to sublet the office space previously occupied in Stamford and reached an agreement to lease additional space at its New York City office at 100 Wall Street. The Company recorded a restructuring charge of $2.1 million in September 2006, which consisted primarily of the fair value of the remaining rent payments (net of estimated sub-lease income), plus real estate commissions, leasehold improvements for the sub-tenant, employment costs, moving costs and write-offs of property and equipment. The restructuring activities were substantially completed at December 31, 2006. During 2008, the Company terminated this lease and corresponding sublease of office space for the payment of a $0.5 million lease termination fee. As a result, the Company reversed $0.5 million of previously recorded restructuring costs in 2008.

Effective February 1, 2004, the Company entered into an agreement to lease additional space at its New York City offices at 100 Wall Street. In connection with this agreement, the Company ceased use, in the

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Restructuring Charges  – (continued)

second quarter of 2004, of one of its other offices on Wall Street, consolidated its operations into the new space and eliminated 14 staff positions. The Company recorded a restructuring charge of $2.5 million in June 2004, which included the fair value of the remaining rent payments (net of estimated sub-lease income), severance and write-offs of property and equipment. The restructuring activities were substantially completed at December 31, 2004.

The liabilities related to the restructuring charges are included in current portion of other long-term liabilities and other long-term liabilities. The following table summarizes the activity in the liabilities related to the restructuring charges for the years ended December 31, 2008, 2007 and 2006.

(in thousands)	Lease Costs, Net of Sublease Income	Severance	Total
2004 restructuring costs
Remaining liability at December 31, 2006	$1,007	$—	$1,007
Cash payments	(414)	—	(414)
Non-cash charges and other	50	—	50
Remaining liability at December 31, 2007	643	—	643
Cash payments	(240)	—	(240)
Non-cash charges and other	51	—	51
Remaining liability at December 31, 2008	454	—	454
2006 restructuring costs
Remaining liability at December 31, 2006	1,204	—	1,204
Cash payments	(261)	—	(261)
Non-cash charges and other	55	—	55
Remaining liability at December 31, 2007	998	—	998
Lease termination fee	(514)	—	(514)
Cash payments	(22)	—	(22)
Restructuring charge reversal	(471)	—	(471)
Non-cash charges and other	9	—	9
Remaining liability at December 31, 2008	—	—	—
2007 restructuring costs
Remaining liability at December 31, 2007	—	293	293
Restructuring charge	—	687	687
Cash payments	—	(980)	(980)
Remaining liability at December 31, 2008	—	—	—
Total restructuring liability at December 31, 2008	$454	$—	454
Less: current portion			(348)
Long-term portion			$106

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Other Balance Sheet Information

Prepaid expenses and other current assets consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Prepaid expenses	$2,804	$2,310
Income taxes receivable	—	1,078
Earn-out receivable from sale of NYFIX Overseas (Note 3)	—	1,905
Value added tax receivable	—	433
Security deposits	273	711
Other	625	1,463
Total prepaid expenses and other current assets	$3,702	$7,900

The capitalized cost and accumulated amortization related to capitalized software costs were as follows at December 31, 2008 and 2007:

(in thousands)	2008	2007
Capitalized software costs, gross	$26,411	$21,544
Less: Accumulated amortization	17,710	15,755
Capitalized software costs, net	$8,701	$5,789

Amortization expense of capitalized software costs of $2.6 million, $3.0 million and $3.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, is included in cost of revenue. Amortization expense of other assets of $0, $49,000 and $83,000 for the years ended December 31, 2008, 2007 and 2006, respectively, was included in cost of revenue, and $35,000, $43,000 and $0 for the years ended December 31, 2008, 2007 and 2006, respectively, was included in depreciation and amortization expense. During 2007, as a result of the Company’s decision to discontinue its Fusion OMS product offering, $1.5 million of net capitalized software costs were written off (see Note 4).

Accounts payable and accrued expenses consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Accounts payable	$11,260	$16,369
Taxes, other than income and payroll taxes	815	439
Compensation and related	7,737	12,629
Modification of stock-based awards (Note 13)	—	370
Purchase price payable for NYFIX Millennium acquisition (Note 3)	—	7,273
Other	1,844	2,083
Total accounts payable and accrued expenses	$21,656	$39,163

8. Convertible Notes and Capital Lease Obligations

Convertible Notes

At December 31, 2008, the Company had outstanding two convertible notes aggregating $10.0 million to the same lender. The notes have substantially similar terms with an interest rate of 5%, and are due in December 2009. The first convertible note for $7.5 million was issued in December 2004 through a private placement to the lender. As a result of the restatements of the Company’s financial statements for the year ended December 31, 2003, the Company was in breach of certain representations and warranties relating to those financial statements that constituted events of default under this note. This note was amended on June 24, 2005, at which time the lender waived all existing defaults, extended the requirement to have a registration statement be effective for the shares of the Company's common stock that may be issued as payment of principal or interest and the conversion price was reduced. The second convertible note for

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Notes and Capital Lease Obligations  – (continued)

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

The Conversion Price of the Notes may be reduced if the Company issues shares of common stock at a price below the Conversion Price then in effect, excluding stock option exercises, the settlement of obligations outstanding as of the date(s) of the Notes and other transactions previously approved by the Company’s Board of Directors. Upon the private placement of the Company’s common shares, which closed in July 2006 (see Note 10), the Conversion Price of the first note was reduced from $5.75 per common share before the issuance to $5.66 per common share. As a result, the Company recorded a discount to the convertible note of approximately $0.1 million related to the contingent Conversion Price adjustment. The discount was calculated as the incremental shares into which the first note could be converted based on the revised Conversion Price multiplied by the market price of the Company’s common stock on the commitment date. The discount is being accreted over the remaining term of the note. As a result of the issuance of the Company’s common shares in satisfaction of dividend requirements on the Company’s Series B Convertible Preferred Stock (see Note 10), the Conversion Price of the Notes has been reduced to $5.62 per common share.

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

The fair value of the Notes at December 31, 2008, using Level 2 inputs as defined under SFAS 157, was $10.1 million.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Convertible Notes and Capital Lease Obligations  – (continued)

Capital Lease Obligations

At December 31, 2008, the Company was committed under capital lease obligations for datacenter software licenses with interest rates ranging from 6.0% to 11.1% with maturities ranging from February 2010 to January 2012. At December 31, 2008 and 2007, capital lease obligations were $2.8 million and $1.5 million, respectively, of which $1.4 million and $0.9 million, respectively, was classified as a current liability. Future minimum lease payments under capital leases at December 31, 2008 were as follows:

(in thousands)
2009	$1,600
2010	1,156
2011	406
2012	45
Total minimum payments	3,207
Less: Amount representing interest	(380)
Present value of minimum capital lease payments	2,827
Less: Current portion	(1,358)
Long-term portion of capital lease obligations	$1,469

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

Future minimum obligations under operating leases, subleases and purchase obligations with remaining terms in excess of one year, net of sublease income, approximate the following:

(in thousands)	Minimum Payments	Minimum Sublease Income	Net
2009	$7,674	$(488)	$7,186
2010	6,653	(289)	6,364
2011	4,518	—	4,518
2012	3,952	—	3,952
2013	3,326	—	3,326
Thereafter	349	—	349
Total	$26,472	$(777)	$25,695

Rent expense was $7.1 million, $5.6 million and $4.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation Related Matters

SEC Investigation

The Company is the subject of an SEC investigation dating to October 2004. The investigation relates to the Company’s historical stock option granting practices and related matters. In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors of the Company. The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies  – (continued)

former employees, as well as from third parties, including the Company’s former independent registered public accounting firm. The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony. The Company provided more than 800,000 pages of documents to the SEC in relation to this investigation during the period from January 2006 to April 2007 and believes that it has completed producing responsive documents. The Company’s last communication with the SEC regarding this investigation was in June 2007. This matter is still pending as of December 31, 2008.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York. The subpoena sought documents relating to the Company’s granting of stock options. With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produced to the staff of the Division of Enforcement of the SEC. The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm. The Company’s last communication with the U.S. Attorney regarding this investigation was in July 2006. This matter was still pending as of December 31, 2008.

Shareholder Derivative Actions

In 2006, the Company was named as a nominal defendant in several shareholder derivative actions. These were consolidated into two actions, one pending in Connecticut Superior Court (the “Consolidated State Suit”) and one currently on appeal from the United States District Court for the District of Connecticut (the “Consolidated Federal Suit”). One or both of these actions also named as defendants a number of the Company’s former officers and directors, including a former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, two former Chief Financial Officers, the Company’s former General Counsel and the former Executive Vice President and President of NYFIX Millennium. These actions demand unspecified money damages, ask for an accounting and seek rescission of allegedly misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract.

On February 25, 2009, the parties executed a global settlement agreement and filed a motion in the Consolidated State Suit seeking court approval of the settlement. This agreement requires that the Company adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that will be paid directly to plaintiffs’ counsel by the Company’s insurance carrier. That motion remains pending. There can be no assurance that the court will approve the settlement. If the court approves the settlement, the court’s decision may be subject to appeal.

Related Tax Matters

Subsequent to the sale of NYFIX Overseas in August 2006, GL forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

As a result of indemnification provisions agreed to by the Company in connection with its sale of NYFIX Overseas to GL, the Company determined that it has exposure due to the fact that former management did not properly withhold employee income and related payroll taxes related to historical stock option activity. As a result, the Company has recorded a liability of $1.7 million related to potential tax withholdings not made upon the exercises of stock options in the United States previously classified as Incentive Stock Options (“ISOs”) and similar exposures related to potential withholdings and payroll taxes which may be due in the U.K. related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions. The Company’s ongoing indemnity obligation to GL, however, relates solely to those representations and warranties covering tax matters and employee benefits and terminates upon expiration of any applicable statutory period of limitation. The Company’s maximum liability under this ongoing indemnity obligation is $4.5 million.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies  – (continued)

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

NYFIX Millennium SEC Inquiry

The Company is the subject of a second SEC investigation dating to October 2004. The investigation relates to the restatement of the Company’s 1999 through 2002 consolidated financial statements filed in May 2004 and questions the Company’s accounting for the losses incurred by NYFIX Millennium. In March 2006, the Company announced that the SEC Enforcement Staff had advised that it was recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual. The Staff’s recommendation is subject to a formal approval process within the SEC. Such formal approval is still pending as of December 31, 2008.

Other

During the normal course of business, the Company becomes involved in various routine legal proceedings. The Company believes that it is not presently a party to any material litigation other than as described above, the outcome of which could reasonably be expected to have a material adverse effect on its consolidated financial statements.

During 2007 and 2006, the Company incurred $5.8 million and $12.8 million, respectively, relating to the stock option investigation and subpoenas, the grand jury subpoena, related shareholder derivative litigation and the pursuit of insurance recoveries. These costs included outside counsel and auditors, contract attorneys and forensic accountants and other consultants. These costs do not include any portion of time that the Company’s employees dedicated to these matters. For 2008, the Company recorded a net benefit related to these matters of $9.6 million, reflecting the receipt of insurance proceeds of $10.1 million for claims submitted under the Company’s prior Director and Officers insurance policies to recover these costs, partially offset by additional costs in 2008 of $0.5 million.

Other than the amount described above for employee-related taxes for stock options, the Company, in accordance with SFAS No. 5, Accounting for Contingencies, has not recorded any liability with respect to these matters as it is currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any. With respect to the SEC investigation of stock option grants and the grand jury subpoena, the Company could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on the Company’s financial condition. In addition, other actions may be brought against the Company related to the matters described above.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock. In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

Private Placement — Convertible Preferred Stock

On October 12, 2006 (the “Commitment Date”), the Company closed a Securities Purchase Agreement with Warburg Pincus Private Equity IX LP (“Warburg Pincus”) pursuant to which Warburg Pincus acquired 1.5 million shares of the Company’s preferred stock designated as Series B Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and a warrant to purchase shares of common stock of the Company (the

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

“Warrant”) for $75 million (the “Preferred Stock SPA”). The Company intends to continue to use the net proceeds, after deducting a 6% placement agent fee and other transaction related expenses aggregating $5.9 million, for general corporate purposes and business development activities.

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

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

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

Beneficial Conversion Feature — Convertible Preferred Stock

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

Common Stock and Treasury Stock

At December 31, 2005, the Company had outstanding 32,596,003 shares of common stock, with 1,118,290 held in treasury.

Private Placement — Common Stock

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

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

form of liquidated damages in the amount of 5% of the aggregate purchase price. In the fourth quarter of 2006, the Company recorded a charge of $631,000 (which was paid in April 2007) as a result of not meeting these filing requirements.

Preferred Stock Dividends

During January and June 2007, the Board of Directors declared dividends payable to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2006 and June 30, 2007, respectively. As a result, the Company issued 227,500 and 526,327 restricted shares of common stock, with fair values of approximately $1,354,000, and $3,426,000, respectively, based on the market price of its common stock on the respective declaration dates. Also in 2007, the Board of Directors declared dividends payable January 2, 2008, to holders of Series B Preferred Stock in payment of dividends accumulated through December 31, 2007. As a result, the Company issued 525,000 restricted shares of common stock in January 2008, with fair values of approximately $2,441,000, based on the market price of its common stock on the declaration date.

During June and December 2008, the Board of Directors declared dividends payable to holders of Series B Preferred Stock in payment of dividends accumulated through June 30, 2008 and December 31, 2008, respectively. As a result, the Company issued 525,000 shares of common stock in both periods, with a fair value of approximately $1,969,000 and $278,000, respectively, based on the market price of its common stock on the respective declaration dates.

All accumulated dividends declared in 2007 and 2008 are reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share (see Note 14).

Other Uses and Repurchases — Common Stock and Treasury Stock

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

During 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of his employment agreement requiring issuance of shares with a fair market value of $300,000. The fair value of such shares of $300,000 has been charged to stock-based compensation expense pro rata over the requisite service period. The excess of the average cost of these treasury shares over the fair value of such shares on the grant date was charged to retained earnings at the conclusion of the requisite service period. During March 2008, the restrictions on these shares expired. Shares totaling 16,282 were returned to the Company to settle employee tax liabilities as a result of this transaction, and these shares were returned to treasury.

In July 2007, the Company issued 26,954 shares from treasury stock with an aggregate market price of $193,000 as final payment on the Renaissance acquisition related promissory notes.

During 2007, stock options aggregating 336,175 shares were exercised. Included in this amount were options covering 225,000 shares held by an accredited investor (and former executive officer), which were exercised at $2.00 per share. The $450,000 aggregate exercise price of such shares was paid for with the delivery of 73,171 shares of common stock previously held by the former executive officer for more than six months. The receipt of these shares is reflected in treasury stock. The Company then issued 225,000 restricted shares of common stock from treasury, on that same day, with a fair market value of $6.15 per share on the exercise date. The excess of the average cost of these treasury shares over the exercise proceeds

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Stockholders’ Equity  – (continued)

received of $2.7 million was charged to retained earnings. In the fourth quarter 2007, stock options totaling 5,770 shares were exercised and restricted stock units (“RSUs”) totaling 200,000 were settled in shares.

During 2008, RSUs totaling 205,659 shares vested and 4,500 stock options were exercised and settled in shares.

As a result of the foregoing activity, including the 2006 private placement of common stock, the Company had the following common shares issued, held in treasury and outstanding as of the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Common shares issued	39,510,917	37,725,758	36,654,986
Common shares held in treasury	(923,108)	(906,826)	(1,133,778)
Common shares outstanding	38,587,809	36,818,932	35,521,208

11. Income Taxes

Significant components of the income tax provision (benefit) were as follows for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
Current tax provision (benefit):
Federal	$—	$—	$—
State	—	—	—
Foreign	(63)	83	—
	(63)	83	—
Deferred tax provision (benefit):
Federal	(24)	(336)	109
State	(8)	(112)	39
Foreign	—	—	—
	(32)	(448)	148
	(95)	(365)	148
Benefit applied to reduce goodwill	238	90	41
Income tax provision (benefit)	$143	$(275)	$189

The United States and foreign components of loss from continuing operations before income tax (benefit) provision were as follows for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006
United States	$5,554	$(34,477)	$(16,456)
Foreign	(21,826)	(7,560)	95
Total	$(16,272)	$(42,037)	$(16,361)

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes  – (continued)

The Company’s effective tax benefit rate differs from the federal statutory rate of 35% as follows for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Statutory federal tax benefit rate	(35)%	(35)%	(35)%
State and local taxes, net of federal benefit	3%	(6)%	(7)%
Foreign tax rate differential	7%	1%	0%
Valuation allowance	16%	35%	42%
Other	10%	4%	1%
Effective tax rate	1%	(1)%	1%

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities consisted of the following at December 31, 2008 and 2007:

(in thousands)	2008	2007
Deferred tax assets:
Bad debt expense	$40	$65
Deferred revenue	1,281	1,205
Intangible asset amortization	863	940
Compensation expense attributable to outstanding stock options	6,066	3,904
Restructuring charge	191	815
Capitalized software costs	1,407	1,101
Net operating loss carryforwards	40,780	39,466
Excess tax basis for goodwill	4,536	—
Research and development tax credit carryforwards	1,563	1,600
Capital loss carryforward	47	47
Other	554	448
Total deferred tax assets	57,328	49,591
Deferred tax liabilities:
Depreciation and amortization	1,118	947
Amortization of tax deductible goodwill	—	32
Excess book basis for intangible asset	1,272	—
Total deferred tax liabilities	2,390	979
Net deferred tax assets	54,938	48,612
Valuation allowance	(54,938)	(48,644)
Net deferred tax liabilities	$—	$(32)

At December 31, 2008, the Company had federal net operating loss carryforwards (“NOLs”) of $75.1 million, which may be used to offset future taxable income. The Company’s federal NOLs expire between 2022 and 2028. Foreign NOLs at December 31, 2008 totaled $26.6 million. At December 31, 2008, the tax benefits available on state and local returns for NOLs were $10.0 million, with portions expiring at various dates from 2009 to 2028. Portions of the federal and state research and development tax credit carryforwards outstanding at December 31, 2008 expire at various dates from 2016 to 2023. As described in Note 1, the Company maintains a valuation allowance in accordance with SFAS 109 of $54.9 million and $48.6 million on its net deferred tax assets at December 31, 2008 and 2007, respectively. The 2007 amount excludes the offsetting impact of the deferred tax liability for the amortization of tax deductible goodwill due to its indefinite life. Until the Company achieves and sustains an appropriate level of profitability, it plans to

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Income Taxes  – (continued)

maintain a valuation allowance on its net deferred tax assets. The net deferred tax liability as of December 31, 2007 is included in other long term liabilities in the consolidated balance sheets.

The exercise of non-qualified stock options and the disqualifying dispositions of incentive stock options under the Company’s stock option plans give rise to compensation which is includable in the taxable income of the recipients and deductible by the Company.

Compensation expense attributable to non-qualified stock options granted gives rise to a temporary difference and is not deductible by the Company for federal and state income tax purposes until stock options are exercised. When stock options are canceled prior to being exercised, the Company does not receive any tax benefit and records the reduction of the deferred tax asset, with an offsetting reduction to the valuation allowance. Such reductions in deferred tax assets related to awards that were cancelled and exercised were $3.0 million and $2.0 million during the years ended December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008, 2007 and 2006, the Company did not have any unrecognized tax benefits and accordingly did not recognize interest expense or penalties related to unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2005. In addition, the Company is no longer subject to New York state and local examinations for the years before 2002 and is no longer subject to foreign examinations for the years before 2007.

12. Employee Benefit Plans

The Company sponsors a 401(k) retirement plan (the “401(k) Plan”) covering substantially all of its U.S. employees who meet eligibility requirements. The 401(k) Plan permits participants to contribute a percentage of their annual compensation, as defined, not to exceed the federal limits. The 401(k) Plan permits the Company to match a portion of the employees' contributions on a discretionary basis. The Company matched employees’ contributions up to 1% of their annual compensation in 2008 and 3% of their annual compensation in 2007 and 2006, subject to limitations. The Company’s contributions under the 401(k) Plan are discretionary.

The Company also maintains various benefit plans for its international employees. The Company may make discretionary contributions to these plans.

The aggregate cost of contributions made by the Company to all employee benefit plans were $0.3 million, $0.8 million and $0.7 million in 2008, 2007 and 2006, respectively.

13. Equity Incentive Plans

2007 Omnibus Equity Compensation Plan

On October 2, 2007, the Board of Directors adopted the NYFIX, Inc. 2007 Omnibus Equity Compensation Plan (the “2007 Plan”), which provides for stock-based awards to employees, consultants and non-employee directors. The 2007 Plan permits awards covering a total of 9,450,000 shares plus unused shares available under unexpired prior plans and shares outstanding under all prior plans that are forfeited, cancelled, expired, exchanged or surrendered without issuance or transfer of shares. Upon stockholder approval of the 2007 Plan on December 11, 2007, no additional grants are permitted under the prior plans. The 2007 Plan limits the number of shares that may be issued under incentive stock options to 5,000,000 shares and limits the number of shares as to which awards may be issued to any one individual during a consecutive 12-month period to 5,000,000 shares. Generally, time-based options and restricted stock units become exercisable over a four-year period. Stock options expire in ten years. The exercise price of stock options granted under the 2007 Plan must be at least equal to the fair market value of the Company’s common stock at the date of grant, as defined. At December 31, 2008, stock options to purchase 7,255,793 shares of

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Equity Incentive Plans  – (continued)

the Company’s common stock under the 2007 Plan were outstanding, of which 1,886,919 were exercisable. Additionally, 975,389 unvested restricted stock units were outstanding under the 2007 Plan.

2001 Stock Option Plan

On March 13, 2001, the Company’s Board of Directors adopted the 2001 Stock Option Plan (the “2001 Plan”) under which a total of 2,000,000 shares of the Company’s common stock were authorized for issuance. The 2001 Plan was approved at the Company’s Annual Meeting of Stockholders held on June 4, 2001. In 2002, the Company amended the 2001 Plan to increase the total number of shares of the Company’s common stock available for issuance to 3,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 10, 2002. Pursuant to the 2001 Plan, as amended, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. Generally, options become exercisable over a three-year period and expire in ten years. The exercise price of stock options granted under the 2001 Plan must be at least equal to the fair market value of the Company’s stock at the date of grant, as defined. The Company filed a Form S-8 Registration Statement in 2007 to register the additional 1,500,000 authorized shares related to the 2002 amendment to the 2001 Plan. Future grants under the 2001 Plan were restricted upon the adoption of the 2007 Plan. At December 31, 2008, stock options to purchase 2,822,049 shares of the Company’s common stock under the 2001 Plan were outstanding, of which 2,027,910 were exercisable.

Javelin Stock Option Plan

As a result of the Company’s acquisition of Javelin on March 31, 2002, the Company assumed the Javelin 1999 Stock Option Plan, as amended (the “Javelin Plan”). The Javelin Plan authorized grants of options to purchase the common stock of Javelin, and after the acquisition authorized grants of options to purchase the common stock of the Company. At the acquisition date, the Javelin options then outstanding were converted into options to purchase the common stock of the Company at a conversion rate of 0.51 to one and the converted options had a term equal to the then remaining term of the Javelin options. The options outstanding under the Javelin Plan were fully vested at the time of the Company’s acquisition of Javelin pursuant to a change of control clause within the Javelin Plan. Generally, options granted under the Javelin Plan have a term of ten years. The exercise price per share may be less than, equal to or greater than the fair market value per share of the Company’s common stock on the grant date. Pursuant to the Javelin Plan, the Company may grant stock options and stock purchase rights to the Company’s employees, officers, directors and consultants. At December 31, 2008, stock options to purchase 131,077 shares of the Company’s common stock under the Javelin Plan were outstanding and exercisable.

1991 Stock Option Plan

On March 30, 1999, the Company’s Board of Directors adopted the first amendment to the Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan (the “1991 Plan”). The 1991 Plan was amended to increase the number of shares of common stock available for issuance upon exercise of options granted there under from 1,500,000 shares to 2,500,000 shares. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 7, 1999. The number of shares authorized for issuance increased from 2,500,000 to 3,750,000 due to a 3 for 2 stock split effective November 15, 1999. The number of shares authorized for issuance under the 1991 Plan increased from 3,750,000 to 5,625,000 due to a 3 for 2 stock split effective April 4, 2000. On March 29, 2000, the Board of Directors adopted the second amendment to the 1991 Plan. Under this amendment, the number of shares authorized for issuance was increased from 5,625,000 shares to 6,625,000 shares of common stock. This amendment was approved at the Company’s Annual Meeting of Stockholders held on June 5, 2000. Generally, options granted became exercisable over a three-year period and expire in ten years. The 1991 Plan expired on June 23, 2001. At December 31, 2008, stock options to purchase 309,650 shares of the Company’s common stock under the 1991 Plan were outstanding and exercisable. Although the 1991 Plan expired on June 23, 2001, as described above, any of the

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Equity Incentive Plans  – (continued)

options outstanding under the 1991 Plan that are forfeited, cancelled, expired, exchanged or surrendered without issuance or transfer of shares become issuable under the 2007 Plan.

Equity Compensation Not Approved by the Company’s Stockholders

In 2001, the Company intended to issue stock options to purchase 171,176 shares, reflecting the then estimation of the remaining amount available under the 1991 Plan. However, by the time former management had determined the grantees and completed the granting process, the 1991 Plan had expired. Of the 171,176 options, 103,176 options were granted by year-end 2001 and 68,000 in 2002. As a result, these awards are now considered issued outside of a shareholder approved plan. At December 31, 2008, stock options to purchase 45,000 shares from this issuance remain outstanding and exercisable.

As a result of the findings of the Company’s internal review over historical stock-based compensation awards (described in Note 2 of its Annual Report on Form 10-K filed for the year ended December 31, 2005 consolidated financial statements), certain of the awards disclosed above as outstanding at December 31, 2008 from the 2001 Plan and the 1991 Plan may also be considered as having been made outside of a shareholder approved plan. Based on the SEC Staff guidance to industry dated September 19, 2006, any such legal determination would not impact the Company’s accounting for such awards as the Company has consistently honored these awards through the issuance of stock and intends to continue to do so in the future.

Time-Based Stock Option Awards

A summary of activity under time-based stock option plans for 2008, 2007 and 2006, follows:

	2008			2007			2006
Options	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price	Shares		Weighted Average Exercise Price
Outstanding at beginning of the year	8,739,684		$5.98	3,670,780		$9.56	5,157,247		$10.31
Grants with exercise prices:
Below fair market value on Grant Date	—		$—	—		$—	—		$—
At fair market value on Grant Date	1,447,367		$3.73	7,139,075		$4.59	—		$—
Above fair market value on Grant Date	54,500		$1.00	—		$—	—		$—
Exercised	(4,500)		$2.72	(342,425)		$2.50	—		$—
Cancelled	(1,402,337	)(3)	$7.02	(1,727,746	)(2)	$8.53	(1,486,467)		$13.39
Outstanding at end of the year	8,834,714		$5.42	8,739,684		$5.98	3,670,780	(1)	$9.56
Exercisable at end of the year	4,400,556		$6.56	2,653,294		$9.18	3,522,217	(1)	$9.71

Weighted Average Fair Value of Options Granted:	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Below fair market value on Grant Date	—	$—	—	$—	—	$—
At fair market value on Grant Date	1,447,367	$2.13	7,139,075	$2.87	—	$—
Above fair market value on Grant Date	54,500	$0.32	—	$—	—	$—

(1)	Includes 1,089,906 shares related to Pending Exercises not settled due to the Company not being current with its periodic reporting to the SEC. The weighted average exercise price for such shares approximates $3.95 per share.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Equity Incentive Plans  – (continued)

(2)	Includes 686,421 shares related to Pending Exercises that were cash settled.
(3)	Includes 138,632 shares related to Pending Exercises that were cash settled.

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

During 2007, the Company offered former employees holding 910,883 of these awards three alternatives related to their Pending Exercises: 1) cash settle the awards based on the value of its stock on the initial request date, 2) exercise the options within 30 days from when the Company became current with its SEC reporting obligations, or 3) allow the options to lapse. Former employees holding 686,421 of the awards accepted the Company’s cash settlement offer. Payments aggregating approximately $1.2 million (547,789 shares) and $0.3 million (138,632 shares) were made in 2007 and 2008, respectively, to satisfy this obligation. Former employees holding 111,175 awards exercised their options while former employees holding 113,287 awards allowed their awards to lapse.

Once it was considered probable that an award would reach its maximum contractual term of 10 years prior to the time the Company was able to honor the award through the issuance of stock, the award was considered modified to a cash settled award and a resulting reclassification to liability was recorded. The recorded liability for a cash settled expired award was offset against a charge to additional paid in capital to the extent of the original grant date fair value of such award (calculated under SFAS 123). Any additional liability amounts were recorded through compensation expense.

During 2008 and 2007, the Company paid $0.1 million (33,010 shares) and $0.5 million (136,750 shares), respectively, to cash settle the remaining modified awards which had reached their 10-year contractual life and expired.

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

During 2007, the Company remedied the Section 409A exposure with respect to substantially all current rank and file employees by unilaterally increasing exercise prices of affected grants covering 139,289 shares. The weighted average exercise price for these shares was increased by $0.98 per share. Because the modifications increased the exercise prices of the related options (and as a result decreased the fair value of the awards) the Company recorded no accounting charge related to these modifications under SFAS 123(R). The Company paid these employees an aggregate cash amount of $0.1 million in January 2008 to offset the impact of the increase in these exercise prices. To remedy the Section 409A exposure of former employees

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Equity Incentive Plans  – (continued)

holding Pending Exercises the Company paid less than $0.1 million representing the former employees’ 20% additional tax on stock option gains as called for under Section 409A, including related interest and an income tax gross-up.

During 2007, the Board of Directors, on the recommendation of the Compensation Committee, extended the expiration date for option awards to two directors who did not stand for re-election in December 2007 from ninety days following the termination of their service as a director to one year following the termination of their service as a director. This extension affected options for 184,050 shares with a weighted average exercise price of $18.87. These options expired in December 2008.

The following table summarizes information about time-based stock options outstanding and exercisable at December 31, 2008:

		Options Outstanding		Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Low	High
$ 1.00	$2.50	88,205	$1.07	3,705	$1.96
$ 2.51	$4.00	1,433,107	$3.74	234,698	$3.79
$ 4.01	$4.50	445,750	$4.29	208,880	$4.31
$ 4.51	$6.00	6,118,598	$4.62	3,204,219	$4.63
$ 6.01	$7.50	252,781	$6.65	252,781	$6.65
$ 7.51	$20.00	261,773	$12.65	261,773	$12.65
$20.01	$38.75	234,500	$30.94	234,500	$30.94
		8,834,714	$5.42	4,400,556	$6.56
Aggregate Intrinsic Value		$—		$—
Weighted Average Remaining Life (years)			8.2		7.4

The fair value of each time-based option award is estimated on the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006
Average risk-free interest rate	3.1%	4.1%	NA
Average expected life in years	5.9	5.8	NA
Expected volatility	64.2%	66.0%	NA
Expected dividend yield	0.0%	0.0%	NA
Expected forfeiture rate	6.0%	6.0%	NA

Time-Based Restricted Stock Units

	2008		2007
Restricted Stock Units	Shares	Weighted Average Fair Value	Shares	Weighted Average Fair Value
Outstanding at beginning of the year	768,250	$4.60	—	$—
Granted	273,566	$3.62	1,003,500	$4.61
Settled with shares	(205,659)	$4.47	(200,000)	$4.60
Cancelled	(183,685)	$4.57	(35,250)	$4.60
Outstanding at end of the year	652,472	$4.23	768,250	$4.60

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Equity Incentive Plans  – (continued)

There were no restricted stock unit grants prior to 2007.

During 2007, the Company issued 48,169 restricted shares of common stock from treasury to an officer in satisfaction of a term in his employment agreement requiring the issuance of shares with a fair market value of $300,000. The $300,000 fair value has been charged to stock-based compensation expense pro rata over the requisite service period.

Performance-Based Awards

A summary of activity under performance-based stock option plans for 2008 and 2007 follows:

	2008		2007
Options	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	1,428,855	$4.60	—	$—
Granted	300,000	$3.85	1,428,855	$4.60
Exercised	—	$—	—	$—
Cancelled	—	$—	—	$—
Outstanding at end of the period	1,728,855	$4.47	1,428,855	$4.60
Exercisable at end of the period	—	$—	—	$—
Aggregate intrinsic value (in thousands)	—		$1,072
Weighted average remaining contractual term (years)	8.8		9.7

A summary of activity under performance-based restricted stock unit plans for 2008 and 2007 follows:

	2008		2007
Restricted Stock Units	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	350,000	$4.60	—	—
Granted	—	—	350,000	$4.60
Settled with shares	—	—	—	—
Cancelled	(27,083)	$4.60	—	—
Outstanding at end of the period	322,917	$4.60	350,000	$4.60

Performance Awards

During 2007, 1,428,855 performance-based stock options and 350,000 performance-based restricted stock units were granted under the 2007 Plan to be earned in equal pro rata installments from 0% up to 100% for the performance period 2007 through 2010 (2008 through 2010 for performance-based stock options) based on the achievement of annual revenue and operating earnings before interest, taxes, depreciation and amortization (“EBITDA”) goals. In February 2008, an additional 300,000 performance-based stock options were granted under the 2007 Plan and are eligible to be earned in equal pro rata installments from 0% up to 100% for the performance period 2008 through 2011 based on the achievement of annual revenue and EBITDA goals. The 2007 and 2008 goals were not met and none of the respective awards were earned as of December 31, 2008. Any performance-based stock options and restricted stock units that are not earned during the first three annual performance periods will carry forward and may be earned based on cumulative catch-up criteria established for the final performance tranche (which may be different than those used for the annual tranche).

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Equity Incentive Plans  – (continued)

The annual goals for 2009 through 2011 will not be approved until the beginning of each year. The cumulative catch-up criteria have not presently been set, but will be set prior to March 2010 for the October 2007 grants and March 2011 for the February 2008 grants. For the October 2007 grants, options and restricted stock units earned in 2010 based on 2009 performance will vest in March 2011, and options and restricted stock units earned in 2011 based on 2010 performance will vest in March 2011. For the February 2008 grants, options earned in 2010 based on 2009 performance will vest in March 2011; options and restricted stock units earned in 2011 based on 2010 performance will vest in March 2012, and options and restricted stock units earned in 2012 based on 2011 performance will vest in March 2012.

Stock-based compensation expense for 2008, 2007 and 2006, as presented in the Company’s consolidated statements of operations by line item, is shown below:

(in thousands)	2008	2007	2006
Cost of subscription and maintenance	$333	$272	$81
Cost of transaction	152	108	9
Cost of product sales and services	7	6	4
Selling, general and administrative	7,324	5,579	747
SEC investigation, restatement and other related expenses	—	(118)	396
Subtotal related to continuing operations	7,816	5,847	1,237
Income from discontinued operations	—	—	18
Total(1)	$7,816	$5,847	$1,255

(1)	2006 includes $0.3 million of expense related to expired options to be cash settled and $0.1 million of expense related to extending the normal 90 day post-termination exercise period. 2007 includes a reversal of $0.1 million of amounts previously recognized in 2006.

As of December 31, 2008, there was $12.7 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.3 years.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Loss per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the years ended December 31, 2008, 2007 and 2006:

(in thousands, except per share amounts)	2008	2007	2006
Loss from continuing operations	$(16,415)	$(41,762)	$(16,550)
Less: Accumulated preferred dividends (Note 10)	(2,247)	(5,868)	(1,354)
Less: Beneficial conversion feature on preferred stock (Note 10)	—	—	(18,139)
Loss from continuing operations applicable to common stockholders, basic and diluted	(18,662)	(47,630)	(36,043)
Income from discontinued operations, basic and diluted	—	676	3,646
Loss applicable to common stockholders, basic and diluted	$(18,662)	$(46,954)	$(32,397)
Basic and diluted loss from continuing operations per common share	$(0.49)	$(1.32)	$(1.06)
Basic and diluted income from discontinued operations per common share	—	0.02	0.11
Basic and diluted loss per common share	$(0.49)	$(1.30)	$(0.95)
Weighted average common shares outstanding(1):
Basic and diluted shares	37,723	36,160	34,035
Potentially dilutive securities(2):
Outstanding time-based stock options(3)	8,835	8,740	3,671
Outstanding time-based restricted stock units(3)	652	816	—
Warrants(3)	2,250	2,250	2,250
Convertible note(s)(3)	1,779	1,770	1,325
Convertible preferred stock(3)	15,000	15,000	15,000

(1)	Excludes nonvested restricted stock units.
(2)	Excludes performance-based grants as the necessary conditions have not been satisfied.
(3)	The impact of time-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is anti-dilutive in a period of loss from continuing operations.

15. Segment Information

In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company is reporting certain information relating to its operating segments. The Company’s segments are organized into three operating divisions through which the Company’s chief operating decision makers manage the Company’s business. These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under SFAS 131.

FIX Division.  The FIX Division provides messaging channels for institutions that are members of its trading community for order routing and other value-added services. The FIX Division also provides software and consultative services to enable global financial institutions to utilize the industry established Financial Information Exchange Protocol for messaging, monitoring and processing transaction information. The 2007 operating loss includes impairment charges of $2.9 million related to the portion of goodwill from the

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information  – (continued)

Renaissance acquisition previously allocated to the FIX Division for synergy value due to the decision to discontinue the Fusion OMS product. The operating results of FIXCITY have been included in the FIX Division since April 4, 2008, the date of acquisition.

Transaction Services Division.  The Transaction Services Division is currently comprised of the two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with the desk agency execution business of NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium. NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division. In the second quarter of 2007 the Company’s Board of Directors approved a new initiative, Euro MillenniumTM, a multilateral trading facility for non-displayed liquidity in pan-European listed equities housed within NYFIX International. During the years ended December 31, 2008 and 2007, the Company incurred costs related to this initiative of $9.6 million and $4.0 million, respectively. Euro Millennium was launched in March 2008 for matching U.K listed equities and was later expanded to match equities in other European markets including Belgium, France, Germany and the Netherlands. Since no material revenues were generated from this initiative during 2008 and 2007, the Company has included these costs in Corporate & Other in the segment information reported below. The 2007 operating loss includes impairment charges of $2.9 million related to the portion of goodwill from the Renaissance acquisition previously allocated to the Transaction Services Division for synergy value due to the decision to discontinue the Fusion OMS product. The 2008 operating loss includes asset impairment charges of $11.7 million related to writing off the goodwill assigned to this segment due to adverse market conditions in the latter part of 2008.

Order Management Systems Division.  The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities. These products enable customers to take advantage of the broad range of products and services offered by other divisions. The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients. The OMS Division includes revenues and expenses related to the Fusion OMS product, which was discontinued in October 2007 (see Note 4). Due to the decision to discontinue the Fusion OMS product, the 2007 operating loss includes impairment charges of $1.8 million and restructuring charges of $0.3 million. The 2008 operating loss includes additional restructuring charges of $0.7 million related to the Fusion OMS discontinuation.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies contained in Note 1.

For the years ended December 31, 2008, 2007 and 2006, no single customer accounted for more than 10% of consolidated revenue.

The Company does not currently break out total assets by reportable segment, as there is a high level of shared utilization between certain reportable segments.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information  – (continued)

The following table presents information by reportable segment for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	FIX Division	Transaction Services Division	OMS Division	Corporate & Other(1)	Total
2008
Revenue – external customers	$64,642	$48,508	$4,016	$381	$117,547
Revenue (cost of revenues), net – intersegment	2,771	(3,414)	643	—	—
Net revenue	67,413	45,094	4,659	381	117,547
Operating income (loss)(2)	8,771	(17,759)	(7,889)	36	(16,841)
Depreciation and amortization(2)	3,861	4,548	2,399	—	10,808
Goodwill	47,170	—	—	—	47,170
2007
Revenue – external customers	$55,143	$56,955	$9,604	$—	$121,702
Revenue (cost of revenues), net – intersegment	2,528	(3,398)	870	—	—
Net revenue	57,671	53,557	10,474	—	121,702
Operating loss(2)	(854)	(1,836)	(23,921)	(18,972)	(45,583)
Depreciation and amortization(2)	3,865	2,367	3,926	—	10,158
Goodwill	45,512	11,889	—	—	57,401
2006
Revenue – external customers	$46,245	$34,255	$17,853	$—	$98,353
Revenue (cost of revenues), net – intersegment	2,347	(3,438)	1,091	—	—
Net revenue	48,592	30,817	18,944	—	98,353
Operating income (loss)(2)	6,958	2,120	(9,983)	(16,341)	(17,246)
Depreciation and amortization(2)	4,294	2,198	4,664	—	11,156
Goodwill	48,383	9,810	—	—	58,193

(1)	Corporate & Other includes SEC investigation, restatement and other related expenses, corporate restructuring costs, Euro Millennium revenue and costs, certain transitional costs and other corporate items which are not allocated to reportable segments and certain shared costs which were previously allocated to disposed operations.
(2)	Depreciation and amortization and operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Segment Information  – (continued)

The amount of costs allocated to the Transaction Division increased $5.9 million during 2008 primarily due to redirected client, operations and development efforts following the decision to discontinue the Fusion OMS product.

The following table presents information by geographic area for the years ended December 31, 2008, 2007 and 2006:

(in thousands)	United States	Foreign	Total
2008
Revenue	$106,256	$11,291	$117,547
Long-lived assets	75,006	9,359	84,365
2007
Revenue	$114,845	$6,857	$121,702
Long-lived assets	86,331	3,790	90,121
2006
Revenue	$94,045	$4,308	$98,353
Long-lived assets	81,752	629	82,381

16. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Write-Offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2008	$282	$26	$165	$143
Year ended December 31, 2007	$316	$98	$132	$282
Year ended December 31, 2006	$580	$2	$266	$316

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Supplemental Cash Flow Information

Information about other cash flow activities during the years ended December 31, 2008, 2007 and 2006 follows:

(in thousands)	2008	2007	2006
Supplemental disclosures of cash flow information:
Cash paid for interest	$662	$509	$837
Cash refunded for income taxes, net	$(1,078)	$—	$(1)
Supplemental schedule of noncash investing and financing information:
Capital lease obligations incurred for the purchase of property and equipment and prepaid maintenance	$2,522	$1,012	$727
Vendor financing on the purchase of property and equipment and prepaid maintenance	$304	$—	$781
Accrued purchase price obligation in connection with acquisition	$—	$7,273	$—
Common stock and treasury stock issued for promissory note payments	$—	$193	$258
Common stock issued for preferred stock dividends	$4,688	$4,780	$—
Common stock issued from treasury pursuant to employment agreement	$300	$—	$—
Common stock received into treasury for stock option exercise payment	$—	$(450)	$—
Common stock issued from treasury for stock option exercise	$—	$1,384	$—

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited)

The following table presents selected unaudited consolidated quarterly financial information for each of the quarters in 2008 and 2007.

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$31,407	$28,622	$29,175	$28,343
Cost of revenue	14,144	13,550	13,666	13,291
Gross profit	17,263	15,072	15,509	15,052
Selling, general and administrative	20,396	20,224	18,251	15,804
Depreciation and amortization	447	494	471	495
Integration charges	—	596	139	103
SEC investigation, restatement and other related expenses	137	131	170	(9,988)
Restructuring charge	(158)	374	—	—
Asset impairment charges	—	—	—	11,651
Loss from operations	(3,559)	(6,747)	(3,522)	(3,013)
Other income, net	335	75	128	31
Loss before income taxes	(3,224)	(6,672)	(3,394)	(2,982)
Income tax provision (benefit)	128	127	128	(240)
Net loss	(3,352)	(6,799)	(3,522)	(2,742)
Accumulated preferred dividends (Note 10)	(1,142)	(827)	(827)	549
Loss applicable to common stockholders	$(4,494)	$(7,626)	$(4,349)	$(2,193)
Basic and diluted loss per share	$(0.12)	$(0.20)	$(0.11)	$(0.06)
Basic and diluted weighted average common shares outstanding	37,312	37,472	38,044	38,058

NYFIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited)  – (continued)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$27,730	$30,758	$32,563	$30,651
Cost of revenue	14,334	16,934	17,808	16,034
Gross profit	13,396	13,824	14,755	14,617
Selling, general and administrative	16,878	20,351	21,995	27,624
SEC investigation, restatement and other related expenses	3,593	1,392	612	249
Depreciation and amortization	282	378	379	515
Restructuring charge	—	—	—	331
Asset impairment charge	—	—	—	7,596
Loss from operations	(7,357)	(8,297)	(8,231)	(21,698)
Other income, net	1,076	974	846	650
Loss from continuing operations before income tax provision (benefit)	(6,281)	(7,323)	(7,385)	(21,048)
Income tax provision (benefit)	47	47	47	(416)
Loss from continuing operations	(6,328)	(7,370)	(7,432)	(20,632)
Income from discontinued operations, including gain on sale of $1,905 in the fourth quarter	—	—	—	676
Net loss	(6,328)	(7,370)	(7,432)	(19,956)
Accumulated preferred dividends (Note 10)	(1,717)	(1,709)	(1,260)	(1,182)
Loss applicable to common stockholders	$(8,045)	$(9,079)	$(8,692)	$(21,138)
Basic and diluted loss from continuing operations per common share	$(0.22)	$(0.25)	$(0.24)	$(0.61)
Basic and diluted income from discontinued operations per common share	—	—	—	0.02
Basic and diluted loss per common share	$(0.22)	$(0.25)	$(0.24)	$(0.59)
Basic and diluted weighted average common shares outstanding	35,767	35,901	36,860	36,601

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act, is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with existing policies or procedures may deteriorate.

Under the supervision of our principal executive officer and our principal financial officer, our management conducted an assessment of our internal control over financial reporting as of December 31, 2008, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Friedman LLP, our independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In our 2007 Annual Report on Form 10-K, we identified the following material weaknesses in our internal control over financial reporting:

(1)	we did not consistently follow procedures related to the acquisition, tracking and disposition of property and equipment; and
(2)	we did not maintain effective controls to ensure that revenue from historical subscriptions was accurately and/or timely reflected on invoices.

We reported in our September 2008 Quarterly Report on Form 10-Q that, as a result of performing certain procedures, including an inventory of assets and a reconciliation of such assets to our books and records, we had remediated the material weakness affecting the controls related to the acquisition, tracking and disposition of property and equipment.

During the quarter ended December 31, 2008, we implemented further procedures related to the controls affecting revenue from historical subscriptions. Such measures included, among other things, completing an inventory of messaging channels in service and reconciling the inventory to customer billing data.

As a result of the implementation and successful testing of these new procedures, we are able to declare that we have remediated the material weakness related to the reporting of revenue from historical subscriptions.

Except as described above in this section, no change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 13, 2009, the Compensation Committee of the NYFIX Board of Directors (the “Committee”) awarded discretionary bonuses, in the form of a combination of cash and performance-based restricted stock units (“RSUs”), to our named executive officers, other than our Chief Executive Officer. Our named executive officers are those executive officers for whom disclosure is required in our filings with the SEC pursuant to Item 402(c) of Regulation S-K. The Committee recommended a bonus in the form of performance based RSUs for our Chief Executive Officer and submitted that recommendation to our Board of Directors for approval. On March 13, 2009, the Board of Directors approved the recommended bonus for our Chief Executive Officer. The discretionary cash bonuses and performance-based RSU bonuses awarded to our named executive officers are set forth below.

Name	Title	Cash Award	Performance-Based RSUs(a)
P. Howard Edelstein	President and Chief Executive Officer	$—	247,500
Steven R. Vigliotti	Chief Financial Officer	42,250	105,625
Donald P. Henderson	Chief Technology Officer	35,875	89,688

(a)	Reflects the number of RSUs awarded based upon an amount in U.S.$ divided by the closing price of $0.80 on March 12, 2009.

Since we did not achieve the minimum 10% revenue growth target under our 2008 Annual Incentive Plan (the “Plan”) applicable to our named executive officers, the bonus awards were made at the discretion of the Committee and Board of Directors as allowed under the Plan. We did not achieve the minimum revenue growth target due in part to (i) the impact of the discontinuation of the Fusion OMS on transaction revenues, (ii) the elimination of below cost discounts for DOT DMA transactions services for clients who do not generate matches in NYFIX Millennium and (iii) the impact of the historical levels of volatility in the markets during 2008 resulting in brokerage consolidations and hedge fund closures.

The Committee approved discretionary cash bonuses for certain named executive officers and performance-based RSUs for all named executive officers based on its evaluation of the executive officer’s individual performance taken together with our improvement in earnings before interest, taxes, depreciation and amortization (“EBITDA”), including positive EBITDA in the fourth quarter of 2008 for the first time in three years, the improvement in cash flow during the second half of 2008, the successful launch of the Euro Millennium initiative and the continued growth in Marketplace channels.

The performance-based RSUs vest only if the closing price for our common stock exceeds certain established targets for a period of ten consecutive business days. The Committee determined that the use of performance-based RSUs would help preserve our cash resources and would provide retentive incentives for the named executive officers that are closely aligned with the long-term price appreciation interests of stockholders. The cash component of each named executive officer’s discretionary award ranges from 0% to 21% of their respective bonus target.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated herein by reference to the “Election of Directors”, “Other Public Company Directorships/Committee Appointments”, “Corporate Governance”, “Section 16(a) Beneficial Ownership reporting Compliance” and “Executive Officers” sections in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 11. Executive Compensation

The information required by Item 11 is incorporated herein by reference to the “Director Compensation” and “Executive Compensation” sections in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated herein by reference to the “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” section in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 is incorporated herein by reference to the “Certain Relationships and Related Transactions” and “Corporate Governance” sections in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

Item 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated herein by reference to the “Report of the Audit Committee and Ratification of Selection of Independent registered Accounting Firm” section in our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Annual Report on Form 10-K.
(1)	Financial Statements.

(2)	Financial Statement Schedules.

Financial statement schedules are omitted because they are not required, inapplicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibits Number	Description
3.1	Restated Certificate of Incorporation. Incorporated herein by reference from Appendix B to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 0-21324).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 0-21324).
3.3	Amended By-Laws. Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2008 (File Number 0-21324).
3.4	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Voting Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock of the Registrant. Incorporated herein by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.1	Convertible Promissory Note, dated December 30, 2004, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 0-21324).
10.2	Agreement, dated March 30, 2005, by and between the Registrant and Whitebox extending the Election Period on the Convertible Promissory Note. Incorporated herein by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Number 0-21324).
10.3	Agreement to Amend Convertible Promissory Note and Registration Rights Agreement and to Waive Breaches, dated June 24, 2005, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Number 0-21324).
10.4	Second Convertible Promissory Note, dated October 1, 2007, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2007 (File Number 0-21324).

Exhibits Number	Description
10.5	Securities Purchase Agreement, dated as of September 4, 2006, by and between Warburg Pincus Private Equity IX, L.P. and the Registrant. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 0-21324).
10.6	Warrant, dated October 12, 2006, issued by the Registrant to Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.7	Registration Rights Agreement, dated October 12, 2006, between the Registrant and Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.8	Indemnification Agreement, dated October 12, 2006, between the Registrant and Cary Davis. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.9	Indemnification Agreement, dated October 12, 2006, between the Registrant and William Janeway. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.10	Employment Agreement between Howard Edelstein and the Registrant dated September 4, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 0-21324).
10.11	First Amendment to the Employment Agreement between the Registrant and Mr. Edelstein dated October 2, 2007. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on January 8, 2008 (File Number 0-21324).
10.12	Second Amendment to the Employment Agreement between the Registrant and Mr. Edelstein dated March 17, 2008. Incorporated herein by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File Number 001-02292).
*10.13	Third Amendment to the Employment Agreement between the Registrant and Mr. Edelstein dated December 30, 2008.
10.14	Employment Agreement between Steven R. Vigliotti and the Registrant dated January 31, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 0-21324).
*10.15	First Amendment to the Employment Agreement between the Registrant and Mr. Vigliotti dated December 30, 2008.
10.16	Employment Agreement dated January 4, 2008 between the Registrant and C. Thomas Richardson. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File Number 001-02292).
10.17	First Amendment to the Employment Agreement between the Registrant and Mr. Richardson dated August 29, 2008. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File Number 001-02292).
*10.18	Second Amendment to the Employment Agreement between the Registrant and Mr. Richardson dated December 31, 2008.
10.19	Employment Agreement between the Registrant and Donald Henderson dated May 25, 2006. Incorporated herein by reference from Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 0-21324).
*10.20	First Amendment to the Employment Agreement between the Registrant and Mr. Henderson dated December 30, 2008.

Exhibits Number	Description
10.21	Employment Agreement between the Registrant and Annemarie Tierney dated December 12, 2007. Incorporated herein by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File Number 001-02292).
*10.22	First Amendment to the Employment Agreement between The Registrant and Ms. Tierney dated December 30, 2008.
10.23	Amendment No. 2 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant. Incorporated herein by reference from Exhibit 10.5 to the 2000 10-K (File Number 0-21324).
*10.24	Employment Agreement between the Registrant and Robert Moitoso dated January 2, 2007.
*10.25	First Amendment to the Employment Agreement between The Registrant and Mr. Moitoso dated December 30, 2008.
*10.26	Second Amendment to the Employment Agreement between the Registrant and Mr. Moitoso dated March 16, 2009.
10.27	2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File Number 0-21324).
10.28	Amendment No. 1 to the 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Number 0-21324).
10.29	2007 Omnibus Equity Compensation Plan. Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).
10.30	Form of Non-Qualified Stock Option Agreement. Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).
10.31	Form of Restricted Stock Unit Agreement (Performance-based Vesting). Incorporated herein by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).
10.32	Form of Restricted Stock Unit Agreement (Time-based Vesting). Incorporated herein by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).
10.33	2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.3 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.34	2007 Plan Non-Qualified Stock Option Agreement (Performance-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.4 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.35	2007 Plan Restricted Stock Unit Agreement (Time-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.5 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.36	2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.6 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.37	2001 Plan Non-Qualified Stock Option Agreement (Fully Vested) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.7 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).

Exhibits Number	Description
10.38	2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.9 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.39	2007 Plan Restricted Stock Unit Agreement (Performance-based Vesting) between the Registrant and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.10 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.40	2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.11 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.41	2007 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.42	2008 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 12, 2008 (File Number 001-02292).
10.43	Amendment to 2008 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2008 (File Number 001-02292).
10.44	Agreement for the Sale and Purchase of the entire issued share capital of FIXCITY, LTD dated April 4, 2008. Incorporated herein by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 filed August 20, 2008 (File Number 001-02292).
*14	Code of Business Conduct and Ethics.
*21	Subsidiaries of the Registrant.
*23	Consent of Friedman LLP.
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith
(c)	Financial Statement Schedules

See Item 15(a) (2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYFIX, INC.
Dated: March 16, 2009	By: /s/ P. Howard Edelstein P. Howard Edelstein President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Lon Gorman Lon Gorman	Chairman of the Board of Directors	March 16, 2009
/s/ P. Howard Edelstein P. Howard Edelstein	President and Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2009
/s/ Steven R. Vigliotti Steven R. Vigliotti	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ Cary J. Davis Cary J. Davis	Director	March 16, 2009
/s/ William H. Janeway William H. Janeway	Director	March 16, 2009
/s/ Mitchel A. Lenson Mitchel A. Lenson	Director	March 16, 2009
/s/ Michael J. Passarella Michael J. Passarella	Director	March 16, 2009
/s/ Richard Y. Roberts Richard Y. Roberts	Director	March 16, 2009
/s/ Thomas C. Wajnert Thomas C. Wajnert	Director	March 16, 2009

EXHIBIT INDEX

Exhibits Number	Description
3.1	Restated Certificate of Incorporation. Incorporated herein by reference from Appendix B to the Registrant’s Proxy Statement filed September 3, 2003 (File Number 0-21324).
3.2	Certificate of Amendment of the Restated Certificate of Incorporation. Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 0-21324).
3.3	Amended By-Laws. Incorporated herein by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 14, 2008 (File Number 0-21324).
3.4	Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Voting Convertible Preferred Stock and Series C Non-Voting Convertible Preferred Stock of the Registrant. Incorporated herein by reference from Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.1	Convertible Promissory Note, dated December 30, 2004, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005 (File Number 0-21324).
10.2	Agreement, dated March 30, 2005, by and between the Registrant and Whitebox extending the Election Period on the Convertible Promissory Note. Incorporated herein by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Number 0-21324).
10.3	Agreement to Amend Convertible Promissory Note and Registration Rights Agreement and to Waive Breaches, dated June 24, 2005, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 (File Number 0-21324).
10.4	Second Convertible Promissory Note, dated October 1, 2007, by and between the Registrant and Whitebox. Incorporated herein by reference from Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on October 5, 2007 (File Number 0-21324).
10.5	Securities Purchase Agreement, dated as of September 4, 2006, by and between Warburg Pincus Private Equity IX, L.P. and the Registrant. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 0-21324).
10.6	Warrant, dated October 12, 2006, issued by the Registrant to Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.7	Registration Rights Agreement, dated October 12, 2006, between the Registrant and Warburg Pincus Private Equity IX, L.P. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.8	Indemnification Agreement, dated October 12, 2006, between the Registrant and Cary Davis. Incorporated herein by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.9	Indemnification Agreement, dated October 12, 2006, between the Registrant and William Janeway. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 18, 2006 (File Number 0-21324).
10.10	Employment Agreement between Howard Edelstein and the Registrant dated September 4, 2006. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File Number 0-21324).
10.11	First Amendment to the Employment Agreement between the Registrant and Mr. Edelstein dated October 2, 2007. Incorporated herein by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K/A filed on January 8, 2008 (File Number 0-21324).

Exhibits Number	Description
10.12	Second Amendment to the Employment Agreement between the Registrant and Mr. Edelstein dated March 17, 2008. Incorporated herein by reference from Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File Number 001-02292).
*10.13	Third Amendment to the Employment Agreement between the Registrant and Mr. Edelstein dated December 30, 2008.
10.14	Employment Agreement between Steven R. Vigliotti and the Registrant dated January 31, 2006. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 1, 2006 (File Number 0-21324).
*10.15	First Amendment to the Employment Agreement between the Registrant and Mr. Vigliotti dated December 30, 2008.
10.16	Employment Agreement dated January 4, 2008 between the Registrant and C. Thomas Richardson. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File Number 001-02292).
10.17	First Amendment to the Employment Agreement between the Registrant and Mr. Richardson dated August 29, 2008. Incorporated herein by reference from Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File Number 001-02292).
*10.18	Second Amendment to the Employment Agreement between the Registrant and Mr. Richardson dated December 31, 2008.
10.19	Employment Agreement between the Registrant and Donald Henderson dated May 25, 2006. Incorporated herein by reference from Exhibit 10.54 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 (File Number 0-21324).
*10.20	First Amendment to the Employment Agreement between the Registrant and Mr. Henderson dated December 30, 2008.
10.21	Employment Agreement between the Registrant and Annemarie Tierney dated December 12, 2007. Incorporated herein by reference from Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File Number 001-02292).
*10.22	First Amendment to the Employment Agreement between the Registrant and Ms. Tierney dated December 30, 2008.
10.23	Amendment No. 2 to Amended and Restated 1991 Incentive and Nonqualified Stock Option Plan of the Registrant. Incorporated herein by reference from Exhibit 10.5 to the 2000 10-K (File Number 0-21324).
*10.24	Employment Agreement between the Registrant and Robert Moitoso dated January 2, 2007.
*10.25	First Amendment to the Employment Agreement between the Registrant and Mr. Moitoso dated December 30, 2008.
*10.26	Second Amendment to the Employment Agreement between the Registrant and Mr. Moitoso dated March 16, 2009.
10.27	2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File Number 0-21324).
10.28	Amendment No. 1 to the 2001 Stock Option Plan. Incorporated herein by reference from Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (File Number 0-21324).
10.29	2007 Omnibus Equity Compensation Plan. Incorporated herein by reference from Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).

Exhibits Number	Description
10.30	Form of Non-Qualified Stock Option Agreement. Incorporated herein by reference from Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed October 2, 2007 (File Number 333-146446).
10.31	Form of Restricted Stock Unit Agreement (Performance-based Vesting). Incorporated herein by reference from Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).
10.32	Form of Restricted Stock Unit Agreement (Time-based Vesting). Incorporated herein by reference from Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on October 9, 2007 (File Number 0-21324).
10.33	2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.3 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.34	2007 Plan Non-Qualified Stock Option Agreement (Performance-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.4 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.35	2007 Plan Restricted Stock Unit Agreement (Time-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.5 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.36	2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.6 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.37	2001 Plan Non-Qualified Stock Option Agreement (Fully Vested) between the Registrant and Mr. Edelstein. Incorporated herein by reference from Exhibit 10.7 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.38	2007 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.9 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.39	2007 Plan Restricted Stock Unit Agreement (Performance-based Vesting) between the Registrant and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.10 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.40	2001 Plan Non-Qualified Stock Option Agreement (Time-based Vesting) between the Registrant and Mr. Vigliotti. Incorporated herein by reference from Exhibit 10.11 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.41	2007 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.1 to Current Report on Form 8-K filed October 9, 2007 (File Number 0-21324).
10.42	2008 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed May 12, 2008 (File Number 001-02292).
10.43	Amendment to 2008 Annual Incentive Plan. Incorporated herein by reference from Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2008 (File Number 001-02292).
10.44	Agreement for the Sale and Purchase of the entire issued share capital of FIXCITY, LTD dated April 4, 2008. Incorporated herein by reference from Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2008 filed August 20, 2008 (File Number 001-02292).
*14	Code of Business Conduct and Ethics.
*21	Subsidiaries of the Registrant.
*23	Consent of Friedman LLP.

Exhibits Number	Description
*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith