Form 10-Q
period 2009-03-31
NYFIX INC
filed 2009-05-11
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

There were 38,709,688 shares of our common stock outstanding on May 6, 2009.

 TABLE OF CONTENTS

PRELIMINARY NOTES

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology.  These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events.  There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.  In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (“2008 Form 10-K”).

These risks and uncertainties are not exhaustive.  Other sections of the 2008 Form 10-K and of this report describe additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment.  New risks and uncertainties emerge from time to time, and it is not possible to predict all risks and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

 PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$51,673	$55,966
Accounts receivable, less allowances of $1,300 and $1,142, respectively	11,006	14,120
Clearing assets	773,429	400,638
Prepaid expenses and other current assets	3,652	3,702
Total current assets	839,760	474,426
Property and equipment, net of accumulated depreciation and amortization of $30,468 and $28,963, respectively	19,586	20,508
Capitalized software costs, net of accumulated amortization of $18,405 and $17,710, respectively	9,245	8,701
Goodwill	47,158	47,170
Acquired intangible assets, net of accumulated amortization of $11,991 and $11,787, respectively	7,186	7,422
Other assets, net	539	564
Total assets	$923,474	$558,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,578	$21,656
Clearing liabilities	770,876	399,927
Current portion of capital lease obligations	1,329	1,358
Current portion of long-term debt	9,978	9,971
Current portion of other long-term liabilities	670	1,014
Deferred revenue	5,612	5,271
Total current liabilities	805,043	439,197
Long-term portion of capital lease obligations	1,168	1,469
Other long-term liabilities	940	1,021
Total liabilities	807,151	441,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $76,313 at March 31, 2009	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,621,113 and 39,510,917 shares issued, respectively	272,762	271,319
Accumulated deficit	(202,212)	(200,012)
Treasury stock, 923,108 shares, at cost	(12,600)	(12,600)
Accumulated other comprehensive loss	(3,719)	(3,695)
Total stockholders' equity	116,323	117,104
Total liabilities and stockholders' equity	$923,474	$558,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009		2008

Revenue:
Subscription and maintenance		$17,680		$17,518
Transaction		7,746		13,268
Product sales and services		486		621
Total revenue		25,912		31,407

Cost of revenue:
Subscription and maintenance		7,151		7,651
Transaction		6,601		6,412
Product sales and services		40		81
Total cost of revenue		13,792		14,144

Gross profit		12,120		17,263

Operating expense:
Selling, general and administrative		14,428		20,396
SEC investigation, restatement and other related expenses		(634)		137
Depreciation and amortization		416		447
Restructuring charge		-		(158)

Loss from operations		(2,090)		(3,559)

Interest expense		(199)		(211)
Investment income		89		546
Loss before income tax provision		(2,200)		(3,224)
Income tax provision		-		128
Net loss		(2,200)		(3,352)
Accumulated preferred dividends		(291)		(1,142)
Loss applicable to common stockholders		$(2,491)		$(4,494)

Basic and diluted loss per common share	$	(0.06)	$	(0.12)

Basic and diluted weighted average common shares outstanding		38,622		37,312

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2009
(in thousands, except share amounts)

	Series B Voting Convertible preferred stock issued		Common stock issued		Accumulated	Treasury	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	Shares	Amount	deficit	stock	loss	equity
Balance December 31, 2008	1,500,000	$62,092	39,510,917	$271,319	$(200,012)	$(12,600)	$(3,695)	$117,104
Comprehensive loss:
Net loss	-	-	-	-	(2,200)	-	-	(2,200)
Foreign currency translation adjustment	-	-	-	-	-	-	(24)	(24)
Total comprehensive loss	-	-	-	-	-	-	-	(2,224)
Issuance of common stock for restricted stock units settled in shares	-	-	110,196	-	-	-	-	-
Stock-based compensation expense	-	-	-	1,443	-	-	-	1,443
Balance March 31, 2009	1,500,000	$62,092	39,621,113	$272,762	$(202,212)	$(12,600)	$(3,719)	$116,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(2,200)	$(3,352)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,603	2,388
Restructuring charge	-	(158)
Stock-based compensation expense	1,443	2,800
Amortization of debt discounts and premiums	7	21
Deferred income taxes	-	49
Provision for doubtful accounts	359	-
Other, net	9	-
Changes in assets and liabilities:
Accounts receivable	2,751	(1,837)
Prepaid expenses and other assets	69	1,069
Clearing assets	(372,806)	(245,312)
Deferred revenue	343	(100)
Accounts payable, accrued expenses and other liabilities	(5,311)	(6,273)
Clearing liabilities	370,954	241,704
Net cash used in operating activities	(1,779)	(9,001)
Investing activities:
Capital expenditures for property and equipment	(800)	(2,544)
Capitalization of software costs	(1,243)	(1,453)
Tax benefit attributable to goodwill	-	79
Payment for acquisition of minority interests	-	(4,656)
Net cash used in investing activities	(2,043)	(8,574)
Financing activities:
Principal payments under capital lease obligations	(330)	(317)
Purchases of treasury shares	-	(71)
Other, net	(167)	(65)
Net cash used in financing activities	(497)	(453)
Effect of exchange rate changes on cash	26	13
Net decrease in cash and cash equivalents	(4,293)	(18,015)
Cash and cash equivalents, beginning of period	55,966	75,657
Cash and cash equivalents, end of period	$51,673	$57,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.       Summary of Significant Accounting Policies

Nature of Operations

NYFIX, Inc., together with its consolidated subsidiaries, provides electronic trading services including trade messaging services, trade messaging software and trading workstations to domestic and international market participants.  In addition, NYFIX’s registered broker-dealer subsidiaries provide automated trade execution services to institutional counterparties and operate a matched-book stock borrow/stock loan business.

The Company’s headquarters and principal office is located at 100 Wall Street, New York, NY.  The Company also has other offices in London, Hong Kong, Tokyo, Boston, MA and Lyndhurst, NJ.  The Company operates redundant data centers in the northeastern United States, as well as a data center hub in London.

 Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the SEC and, in the opinion of management, include all adjustments (consisting of normal recurring accruals and adjustments necessary for adoption of new accounting standards) necessary to present fairly the results of the interim periods shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  Management believes that the disclosures made are adequate to make the information presented not misleading.  The results for the interim periods are not necessarily indicative of results for the full year.  The financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto included in the 2008 Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of NYFIX, Inc. and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Significant Accounting Policies

There have been no material changes during 2009 in the Company’s significant accounting policies to those  previously disclosed in the 2008 Form 10-K.

2.   Equity Incentive Plans

 The Company has stock-based incentive plans under which time-based and performance-based stock options and restricted stock units (“RSUs”) have been granted to employees and non-employee members of the Board of Directors. Generally, these options and RSUs vest over a period of four years and are forfeited, except in certain circumstances, in the event the employee or director terminates his or her employment or relationship with the Company.  Stock options expire in ten years from the date of the grant.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for the three months ended March 31, 2009, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	8,834,714	$5.42
Granted	42,000	$1.00
Exercised	-	$-
Cancelled	(263,620)	$4.56
Outstanding at end of the period	8,613,094	$5.42	7.9	$10
Exercisable at end of the period	4,743,261	$6.39	7.2	$-

Time-Based RSUs

A summary of activity under time-based restricted stock units (“RSUs”) for the three months ended March 31, 2009, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands) (1)

Outstanding at beginning of the year	652,472	$4.23
Granted	14,500	$0.74
Settled with shares	(110,196)	$4.47	$84
Cancelled	(22,292)	$4.27
Outstanding at end of the period	534,484	$4.11

(1) Represents the value of NYFIX stock on the date that the restricted stock units vested.
On grant date the fair value for these vested awards was $493,000.

Equity Awards with Performance and Market Conditions

Performance-based stock options and performance-based RSUs are eligible to be earned (in amounts ranging from 0% to 100% of the award) in equal pro rata installments over four one-year performance periods based on the achievement of annual goals for revenue and operating earnings before interest, taxes, depreciation and amortization.  Any portion of performance-bases stock options and performance-based RSUs not earned in years one through three is eligible to be earned in year four based on the achievement of goals in year four. The annual performance goals for 2009 were approved on March 30, 2009.

During the first quarter of 2009, the Company issued RSUs with a market condition. This type of RSU is eligible to be earned if the closing price of the Company’s common stock exceeds established price targets for a period of ten consecutive business days and if the executive is employed by the Company one year from the date of grant.  These RSUs may be earned in increments of 25% to 100% if various price targets are met within a four year period. The Company used a Monte Carlo simulation model to determine the fair value and derived service period for these awards.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

A summary of activity of the Company’s performance-based stock options for the three months ended March 31, 2009, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	1,728,855	$4.47
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at end of the period	1,728,855	$4.47	8.6	-
Exercisable at end of the period	-	-	-	-

A summary of activity of the Company’s RSUs with performance and market conditions for the three months ended March 31, 2009, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value

Outstanding at beginning of the year	322,917	$4.60
Granted	734,633	$0.80
Cancelled	(12,500)	$4.60
Outstanding at end of the period	1,045,050	$1.93

Stock-based Compensation Expense

Stock-based compensation expense during the three months ended March 31, 2009 and 2008 was approximately $1.4 million and $2.8 million, respectively.

As of March 31, 2009, there was $11.3 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.2 years.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

3.        Loss Per Share Applicable to Common Stockholders

 The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Net loss	$(2,200)	$(3,352)
Less: Accumulated preferred dividends	(291)	(1,142)
Loss applicable to common stockholders, basic and diluted	$(2,491)	$(4,494)

Basic and diluted loss per common share	$(0.06)	$(0.12)

Weighted average common shares outstanding (1):
Basic and diluted shares	38,622	37,312

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	8,613	9,351
Outstanding time-based restricted stock units (3)	534	770
Warrants (3)	2,250	2,250
Convertible notes (3)	1,779	1,773
Convertible preferred stock (3)	15,000	15,000

(1) Excludes nonvested restricted stock and restricted stock units.
(2) Excludes grants with performance and market conditions as the necessary conditions have not been satisfied.
(3) The impact of time-based stock options,  time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

4.        Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(in thousands)	2009	2008
Accounts payable	$8,961	$11,260
Compensation and related	4,822	7,737
Taxes, other than income and payroll taxes	931	815
Other	1,864	1,844
Total accounts payable and accrued expenses	$16,578	$21,656

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

5.        Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(in thousands)	2009	2008
Securities borrowed	$768,607	$396,784
Securities failed-to-deliver	1,320	1,375
Deposits with clearing organizations and others	1,479	1,502
Receivables from clearing organizations and firms	1,874	977
Other	149	-
Total clearing assets	$773,429	$400,638

Securities loaned	$768,540	$397,269
Securities failed-to-receive	1,404	1,716
Payables to clearing organizations and firms	932	942
Total clearing liabilities	$770,876	$399,927

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge.  As of March 31, 2009, securities borrowed with a fair value of $748.5 million were repledged for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three months ended March 31, 2009 and 2008, were as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Interest earned	$993	$2,918
Interest incurred	(802)	(2,653)
Net	$191	$265

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities”) and NYFIX Millennium L.L.C. (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital. NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule). NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million. NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1.  The regulatory net capital ratio for NYFIX Millennium at March 31, 2009 was 0.43 to 1.

U.K. registered subsidiaries - NYFIX International Ltd. (“NYFIX International”) and FIXCITY, Ltd. (“FIXCITY”) are registered firms of the Financial Services Authority (“FSA”) in the U.K.  NYFIX International and FIXCITY are required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.

At March 31, 2009, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the U.S. and U.K. were $36.4 million, which was $23.2 million in excess of the Company’s aggregate requirement of $13.2 million (including the $10 million excess required by DTCC).

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

6.        Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets.  As described in the Company’s 2008 Form 10-K, the Company maintains a valuation allowance in accordance with SFAS No. 109, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

7.       Total Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net loss	$(2,200)	$(3,352)
Foreign currency translation adjustment	(24)	17
Total comprehensive loss	$(2,224)	$(3,335)

8.        Business Segment Information

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

Transaction Services Division. The Transaction Services Division is currently comprised of the two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium.  NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division.  Effective January 1, 2009, the results of Euro Millennium are reported within the Transaction Services Division as the Company has determined that this initiative is no longer in its introductory phase based on the recent growth in executed volumes.  During the three months ended March 31, 2008, the Company incurred costs of $2.2 million related to this initiative. These costs are included in Corporate & Other in the segment information reported below.

Order Management Systems Division.  The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities.  These products enable customers to take advantage of the broad range of products and services offered by other divisions.  The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients.  The 2008 operating loss for the OMS Division includes severance related restructuring charges of $0.3 million associated with discontinuing the Fusion OMS product as well as an additional loss of $0.3 million associated with running the Fusion OMS business during the wind-down phase.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

The following table presents information by reportable segment for the three months ended March 31, 2009 and 2008:

(in thousands)	FIX Division	Transaction Services Division (1)	OMS Division	Corporate & Other (2)	Total
March 31, 2009
Revenue - external customers	$17,347	$7,809	$756	$-	$25,912
Revenue (cost of revenues), net - intersegment	(199)	252	(53)	-	-
Net revenue	17,148	8,061	703	-	25,912
Operating income (loss) (3)	4,125	(5,789)	(1,121)	695	(2,090)

March 31, 2008
Revenue - external customers	$15,375	$14,370	$1,662	$-	$31,407
Revenue (cost of revenues), net - intersegment	760	(977)	217	-	-
Net revenue	16,135	13,393	1,879	-	31,407
Operating income (loss) (3)	2,186	(1,071)	(2,689)	(1,985)	(3,559)

(1) Includes an operating loss for Euro Millennium for the three months ended March 31, 2009 of $1.9 million.
(2) Corporate & Other includes SEC investigation, restatement and other related expenses/recoveries, corporate restructuring costs/reversals, Euro Millennium costs, certain transitional costs and other corporate items which are not allocated to reportable segments.
(3) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

9.       Commitments and Contingencies

Stock-based Compensation Related Matters

SEC Investigation

The Company is the subject of an SEC investigation dating to October 2004.  The investigation relates to the Company’s historical stock option granting practices and related matters.  In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors of the Company.  The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s former employees, as well as from third parties, including the Company’s former independent registered public accounting firm.  The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony.  The Company provided more than 800,000 pages of documents to the SEC in relation to this investigation during the period from January 2006 to April 2007 and believes that it has completed producing responsive documents.  The Company’s last communication with the SEC regarding this investigation was in June 2007.  This matter is still pending as of March 31, 2009.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produced to the staff of the Division of Enforcement of the SEC.  The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm.  The Company’s last communication with the U.S. Attorney regarding this investigation was in July 2006.  This matter was still pending as of March 31, 2009.

Shareholder Derivative Actions

In 2006, the Company was named as a nominal defendant in several shareholder derivative actions.  These were consolidated into two actions, one pending in Connecticut Superior Court (the "Consolidated State Suit") and one currently on appeal from the United States District Court for the District of Connecticut (the "Consolidated Federal Suit").  One or both of these actions also named as defendants a number of the Company’s former officers and directors, including a former Chairman and Chief Executive Officer, another former Chief Executive Officer and director, a former Chief Information Officer, two former Chief Financial Officers, the Company’s former General Counsel and the former Executive Vice President and President of NYFIX Millennium.  These actions demand unspecified money damages, ask for an accounting and seek rescission of allegedly misdated options based on, among other things, alleged breaches of fiduciary duty, unjust enrichment and breach of contract.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

 On February 25, 2009, the parties executed a global settlement agreement and filed a motion for the Consolidated State Suit seeking court approval of the settlement.  This agreement requires that the Company adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that will be paid directly to plaintiffs’ counsel by the Company’s insurance carrier.  That motion received preliminary approval on April 14, 2009, and is pending final judgment.  There can be no assurance that the court will approve the settlement.  If the court approves the settlement, the court’s decision may be subject to appeal.

Related Tax Matters

Subsequent to the sale of NYFIX Overseas in August 2006, GL Trade S.A. (“GL”) forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

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

NYFIX Millennium SEC Inquiry

The Company is the subject of a second SEC investigation dating to October 2004.  The investigation relates to the restatement of the Company’s 1999 through 2002 consolidated financial statements filed in May 2004 and questions the Company’s accounting for the losses incurred by NYFIX Millennium.  In March 2006, the Company announced that the SEC Enforcement Staff had advised that it was recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual.  The Staff’s recommendation is subject to a formal approval process within the SEC.  Such formal approval is still pending as of March 31, 2009.

Other

During the normal course of business, the Company becomes involved in various routine legal proceedings.  The Company believes that it is not presently a party to any material litigation other than as described above, the outcome of which could reasonably be expected to have a material adverse effect on its consolidated financial statements.

During the three months ended March 31, 2008, the Company incurred $0.1 million relating to the stock option investigation and subpoenas, the grand jury subpoena, related shareholder derivative litigation and the pursuit of insurance recoveries.  These costs included outside counsel and forensic accountants.  These costs do not include any portion of time that the Company’s employees dedicated to these matters. For the three months ended March 31, 2009, the Company recorded a net benefit related to these matters of $0.6 million, reflecting the receipt of insurance proceeds of $0.7 million for claims submitted under the Company’s prior Director and Officers insurance policies to recover these costs, partially offset by additional costs of $0.1 million.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

10.      Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock.  In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

At March 31, 2009 and December 31, 2008, the Company had outstanding 1.5 million shares of Series B Preferred Stock.  Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock.  The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price then in effect (currently $5.00).  Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

Common Stock and Treasury Stock

At December 31, 2008, the Company had outstanding 38,587,809 shares of common stock, with 923,108 shares held in treasury.

During the first quarter of 2009, restricted stock units totaling 110,196 shares vested and were settled in shares.

As a result of the foregoing activity, at March 31, 2009, the Company had outstanding 38,698,005 shares of common stock, with 923,108 held in treasury.

11.      Subsequent Event

Restructuring Charge

In April 2009, the Company ceased using a portion of the office space in its New York headquarters, and agreed on terms for a sublease.  As a result, in the second quarter of 2009 the Company will be recording a restructuring charge of $0.7 million reflecting the fair value of the remaining rent payments for the office space, net of expected sublease income, plus real estate commissions, and write-offs of property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read together with the accompanying Condensed Consolidated Financial Statements and notes thereto.

Overview

We are a pioneer in electronic trading solutions.  The NYFIX Marketplace is a global community of trading counterparties utilizing innovative services that optimize the business of trading, including trade messaging services, trade messaging software and trading workstations.  NYFIX Millennium provides the NYFIX Marketplace with enhanced methods of accessing liquidity.  We also provide value-added informational and analytic services and tools for measuring execution quality.  As a trusted business partner and service provider to investment managers, mutual fund, pension fund and hedge fund managers (the “Buy-Side”) and brokerage firms and banks (the “Sell-Side”), NYFIX enables low touch, low impact market access and transaction processing.

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

We believe our innovative NYFIX products and services deliver value-added improvements in speed, quality of execution and cost efficiency by automating both the work flows at the user work station level and the interactive process of transmitting and executing orders between the Buy-Side and the Sell-Side, and through exchanges (e.g., NYSE, NYSE Amex, Nasdaq and other exchanges), the over-the-counter market (“OTC”), alternate trading systems (“ATSs”) and electronic communication networks (“ECNs”).

Sources of Revenue

Our revenues consist of subscription and maintenance fees, transaction fees, and product sales and services revenues.  As a percentage of our total revenues during the three months ended March 31, 2009, subscription and maintenance revenues accounted for 68%, transaction revenue accounted for 30%, and product sales and services revenue accounted for 2%.

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

Our subscription and maintenance revenues are not directly affected by trading volumes; however, trading volumes do affect the revenues of our clients and this could affect their future purchases of our technology and services.  Pricing pressures due to competition, failure to maintain revenues with existing clients and to sign agreements with new clients because of reductions in their technology spending, consolidation of brokerages and hedge fund closures could affect our revenues and profitability.  Our costs associated with supporting the subscription and maintenance agreements are generally fixed and thus a loss of revenue would disproportionately impact profitability.

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

Because commission revenues are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and the U.K. and (ii) our commission rates.  Commission revenues are primarily generated by orders delivered to us from direct computer-to-computer links driven by our clients’ routing technology, our FIXTrader order management system and other vendors’ products, as well as third party order routing networks and phone orders from our customers.

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

Recent Developments

Euro Millennium

Due to the recent growth in matched volumes, we have determined that effective January 1, 2009, Euro Millennium is no longer in its introductory phase. Based on this determination, the results for Euro Millennium are being presented as part of the Transaction Services Division with specific costs included in transaction cost of revenue and the various SG&A categories.

In consultation with the U.K. Financial Services Authority (FSA), we modified Euro Millennium’s functionality to only match at the pre-determined reference point of the mid-point between bid and offer. We expect to make further modifications throughout 2009 to provide for matching at other pre-determined reference points (e.g. bid and offer). These modifications are not expected to have a material impact on Euro Millennium’s service or revenues.

Millennium HPX

In March 2009, we upgraded the NYFIX Millennium dark pool to our high performance technology architecture (HPX), making Millennium a faster, more resilient, and higher throughput dark pool that is well suited for latency sensitive order flow.

Restructuring Charge

 In April 2009, we ceased using a portion of the office space in our New York headquarters, and agreed on terms for a sublease.  As a result, in the second quarter of 2009 we will be recording a restructuring charge of $0.7 million reflecting the fair value of the remaining rent payments for the office space, net of expected sublease income, plus real estate commissions, and write-offs of property and equipment.  We expect our occupancy and related costs to decrease by $0.4 million per year as result of this restructuring.

Results of Operations for the Three Month Periods Ended March 31, 2009 and 2008

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2009	% of revenue	2008	% of revenue
Revenue:
Subscription and maintenance	$17,680	68%	$17,518	56%
Transaction	7,746	30%	13,268	42%
Product sales and services	486	2%	621	2%
Total revenue	25,912	100%	31,407	100%
Cost of revenue:
Subscription and maintenance (1)	7,151	28%	7,651	24%
Transaction (1)	6,601	25%	6,412	20%
Product sales and services (1)	40	0%	81	0%
Total cost of revenue	13,792	53%	14,144	45%
Gross profit	12,120	47%	17,263	55%
Operating expense:
Selling, general and administrative (1)	14,428	56%	20,396	65%
SEC investigation, restatement and other related expenses	(634)	-2%	137	0%
Depreciation and amortization	416	2%	447	1%
Restructuring charge	-	0%	(158)	-1%
Loss from operations	(2,090)	-8%	(3,559)	-11%
Interest expense	(199)	-1%	(211)	-1%
Investment income	89	0%	546	2%
Loss before income tax provision	(2,200)	-8%	(3,224)	-10%
Income tax provision	-	0%	128	0%
Net loss	(2,200)	-8%	(3,352)	-11%
Accumulated preferred dividends	(291)	-1%	(1,142)	-4%
Loss applicable to common stockholders	$(2,491)	-10%	$(4,494)	-14%

Percentage sub-totals may not add due to rounding (1) Stock-based compensation expense included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$93		$130
Transaction	52		53
Product sales and services	2		3
Selling, general and administrative	1,296		2,614
	$1,443		$2,800

Revenue

The following table presents our components of revenue:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%
Subscription and maintenance	$17,680	$17,518	$162	1%
Transaction	7,746	13,268	(5,522)	-42%
Product sales and services	486	621	(135)	-22%
Total revenue	$25,912	$31,407	$(5,495)	-17%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, reflected the offsetting effects of an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division, the impact of the FIXCITY acquisition, and a decrease in subscriptions (and related managed services) of our OMS Division products.  The growth in messaging channels offered by our FIX Division was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions.  As of March 31, 2009, we had 9,795 billable order routing channels in service, an increase of 13% over the 8,666 billable order routing channels in service at March 31, 2008, and an increase of 2% over the 9,588 channels in service at December 31, 2008.  FIXCITY, which was acquired in April 2008, contributed $0.5 million in subscription revenues during the three months ended March 31, 2009.  The decline in subscriptions (and related managed services) of our OMS Division products of $1.2 million, to $0.7 million for the three months ended March 31, 2009 compared to $1.9 million during the three months ended March 31, 2008, was due primarily to the discontinuation of our Fusion OMS products, as well as cancellations from other desktop clients.  Recurring maintenance on licensed software increased $0.2 million to $1.1 million for the three months ended March 31, 2009 as compared to $0.9 million for the same period in 2008.

Transaction

The decrease in transaction revenue for the three months ended March 31, 2009 was attributable to a decrease in commissions on trade executions. Commissions decreased $5.4 million to $7.6 million during the three months ended March 31, 2009 compared to $13.0 million during three months ended March 31, 2008 due primarily to a $4.3 million and a $1.1 million decrease in commissions from Sell-Side and Buy-Side clients, respectively.  The decrease from Sell-Side clients was due to a decrease in the use of the NIX algorithmic and smart routing trading products, a decrease in matched volumes in NYFIX Millennium and a decrease in direct market access service, offset in part by the inclusion of $0.7 million of commission and settlement fee revenue from Euro Millennium.  The decline in revenue from our NIX algorithmic and smart routing trading products and from OTC direct market access was primarily attributable to lower volumes from former Fusion OMS clients.  Transaction revenue from former Fusion OMS clients decreased by $2.2 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. The average daily matched volume in NYFIX Millennium during the three months ended March 31, 2009 was 33.1 million shares, a 33% decrease over the average of 49.4 million shares matched during the three months ended March 31, 2008, due primarily to a market-wide decrease in traditional buy-side institutional trading volumes that access Millennium through sell-side algorithms.  The additional decline in revenue from NYSE DOT direct market access services (including associated pass-through charges) of $0.5 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium.

The decrease from Buy-Side clients was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers who offer enhanced technology solutions for certain clients.  Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.2 million during the three months ended March 31, 2009 compared to $0.3 million during the three months ended March 31, 2008.

Product Sales and Services

The decrease in product sales and services for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a decrease in professional services revenue.  Professional services revenue decreased $0.1 million to $0.1 million during the three months ended March 31, 2009 as compared to $0.2 million for the same period in 2008.  Software license fees for our FIX software products were comparable at $0.4 million for the three months ended March 31, 2009 and 2008.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%
Subscription and maintenance	$7,151	$7,651	$(500)	-7%
Transaction	6,601	6,412	189	3%
Product sales and services	40	81	(41)	-51%
Total cost of revenue	$13,792	$14,144	$(352)	-2%

Percent of total revenue	53%	45%

Subscription and Maintenance

The decrease in subscription and maintenance cost of revenue for the three months ended March 31, 2009 compared to the same period in 2008 was primarily attributable to a decrease in telecommunication costs of $0.5 million and lower market data fees of $0.1 million.  These decreases were slightly offset by an increase in depreciation expense of $0.1 million.  As a percentage of related revenue, these costs decreased to 40% for the three months ended March 31, 2009 as compared to 44% for the three months ended March 31, 2008.

Transaction

The increase in transaction cost of revenue for the three months ended March 31, 2009 was primarily attributable to the inclusion of $1.4 million of Euro Millennium cost of revenue items and higher allocated labor costs in the U.S. of $0.3 million associated with the transition to Millennium HPX, offset by a decrease in execution and clearing costs in the U.S. of $1.5 million.  Included in the $1.4 million of Euro Millennium cost of revenue items was $0.6 million of clearing costs. We expect Euro Millennium clearing costs to decline in the second half of 2009 once we are functional with our SIX X-Clear central counterparty (CCP) clearing solution. During the three months ended March 31, 2008, transaction cost of revenue was reduced by a clearing fee rebate received of $0.5 million.  As a percentage of related revenue, these costs increased to 85% for the three months ended March 31, 2009, as compared to 48% for the three months ended March 31, 2008.

Product Sales and Services

The decrease in product sales and services cost of revenue for the three months ended March 31, 2009 compared to the same period in 2008 was attributable to lower amortization of capitalized software costs.  As a percentage of related revenue these costs decreased to 8% for the three months ended March 31, 2009 as compared to 13% for the same period of 2008.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%
Compensation and related	$8,094	$8,932	$(838)	-9%
Occupancy and related	1,035	1,171	(136)	-12%
Marketing, travel and entertainment	802	1,215	(413)	-34%
Professional fees (including consulting)	1,550	2,389	(839)	-35%
General and other	1,651	1,597	54	3%
Stock-based compensation	1,296	2,614	(1,318)	-50%
Transitional rebuilding and remediation	-	148	(148)	-100%
Transitional employment costs	-	110	(110)	-100%
Euro Millennium costs	-	2,220	(2,220)	-100%
Total SG&A	$14,428	$20,396	$(5,968)	-29%

Percent of total revenue	56%	65%

Compensation and Related

The decrease in compensation and related costs included in SG&A for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to costs reductions associated with the discontinuation of the Fusion OMS product of $0.5 million and staff reduction.  We made further staff reductions in the second quarter of 2009, which are expected to reduce annual compensation costs by more than $2 million. These decreases were offset in part by new compensation costs of $0.1 million associated with our FIXCITY subsidiary and $0.7 million related to the inclusion of Euro Millennium costs in operations.

Occupancy and Related

Occupancy and related costs decreased $0.1 million for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in office operating costs including utilities.  In April 2009, we ceased using a portion of the office space in our New York headquarters and agreed on terms for a sublease.  As a result, in the second quarter of 2009 we will be recording a restructuring charge of $0.7 million reflecting the fair value of the remaining rent payments for the office space, net of expected sublease income, plus real estate commissions, and write-offs of property and equipment.  We expect our occupancy and related costs to decrease by $0.4 million per year as a result of this agreement.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a decrease in general corporate travel.  Corporate travel related expenses decreased $0.5 million to $0.3 million for the three months ended March 31, 2009 compared to $0.8 million for the same period in 2008.  Marketing costs increased slightly to $0.5 million in 2009 compared to $0.4 million in 2008 as a result of our product promotion campaigns.

Professional Fees (including consulting)

The decrease in professional fees incurred for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a decrease in consulting costs.  Consulting costs decreased $1.1 million to $0.8 million for the three months ended March 31, 2009 compared to $1.9 million for the same period in 2008.  Legal and accounting fees increased slightly to $0.7 million for the three months ended March 31, 2009 as compared to $0.5 million in 2008 primarily due to legal costs incurred in connection with ensuring ongoing compliance of Euro Millennium with FSA regulations.

General and Other

General and other expenses were comparable at $1.7 million for the three months ended March 31, 2009 as compared to $1.6 million for the same period of 2008.

Stock-based Compensation

Stock-based compensation included in SG&A decreased during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to the normalization of the vesting periods related to stock options and restricted stock units.  During the fourth quarter of 2007 significant share-based awards were granted following the adoption of the 2007 Omnibus Equity Compensation Plan.  Under the plan, awards normally vest over four years.  However, the first vesting period for the initial awards was approximately five months, resulting in greater than normal expense during the fourth quarter of 2007 and first quarter of 2008.  Stock-compensation expense (including the amount recorded in cost of revenue) is expected to be approximately $1.5 million per quarter throughout 2009.  Stock-based compensation amounts may vary, however, depending on the fair value of performance awards when the applicable criteria are established, whether such performance awards actually vest and whether additional awards are granted.

Euro Millennium Costs

During the three months ended March 31, 2008, we incurred costs of $2.2 million related to Euro Millennium. These costs include compensation and related costs, consulting, marketing and travel related costs.  Due to the recent growth in matched volumes and revenues, we determined that, effective January 1, 2009, Euro Millennium was no longer in its introductory phase and we now report the results of this initiative within the Transaction Services Division, with specific costs included in transaction cost of revenue and the various SG&A categories detailed above.

Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%
SEC investigation, restatement and other related expenses	$(634)	$137	$(771)	-563%
Depreciation and amortization	416	447	(31)	-7%
Restructuring charge	-	(158)	158	-100%

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

In March 2009, we received $0.7 million reimbursement proceeds from one of our insurance carriers under our previous Directors and Officers insurance policy for fees incurred in defense of the SEC investigation into our historical stock option activity as well as related litigation. These proceeds were in addition to the $10.1 million received in 2008. The reimbursement proceeds are reflected as a reduction to SEC investigation, restatement and other related expenses as the amount recovered was previously expensed in this line item.

Depreciation and Amortization

The increase in the portion of depreciation and amortization included in SG&A for the three months ended March 31, 2009 was due to increased general overhead capital expenditures during 2008.

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

In April 2009, we ceased using a portion of the office space in our New York headquarters, and agreed on terms for a sublease.  As a result, in the second quarter of 2009 we will be recording a restructuring charge of $0.7 million reflecting the fair value of the remaining rent payments for the office space, net of expected sublease income, plus real estate commissions, and write-offs of property and equipment.

Other Income (Expense)

Other income (expense) items are as follows:

	Three Months Ended March 31,		Decrease
(in thousands)	2009	2008	$
Interest expense	$(199)	$(211)	$(12)
Investment income	89	546	(457)

Interest Expense

Interest expense was comparable for the three months ended March 31, 2009 and the same period in 2008, representing interest on the two convertible notes totaling $10 million and capital lease obligations outstanding.

Investment Income

The decrease in investment income for the three months ended March 31, 2009 compared to the same period in 2008 reflects lower average cash balances invested and lower interest rates during the period.

Income Tax Provision

The income tax provision for the three months ended March 31, 2008 was solely attributable to the impact of deducting goodwill related to the NYFIX Millennium acquisition in our tax filings prior to the impairment of this asset in the fourth quarter of 2008. All other tax effects during the three months ended March 31, 2009 and 2008 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from operations, issuances of stock and from long-term borrowings.  At March 31, 2009, we had cash and cash equivalents of $51.7 million, a reduction from our balance at December 31, 2008, principally due to the payment of accrued balances, including compensation.  We believe that resources available at March 31, 2009 will be sufficient to finance our current investing and operational needs, as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months, including with respect to repayment of our convertible notes aggregating $10.0 million due on December 30, 2009.  In light of current credit market conditions, however, there can be no assurance that, should we need to obtain additional financing for any reason, such financing will be available to us on commercially acceptable terms or at all.

At March 31, 2009, $39.0 million of our total cash and cash equivalents were held in our U.S. and U.K. registered broker dealer subsidiaries.

	As of
	March 31,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$51,673	$55,966

	Three Months Ended March 31,
(in thousands)	2009	2008
Net cash used in operating activities	$(1,779)	$(9,001)
Net cash used in investing activities	(2,043)	(8,574)
Net cash used in financing activities	(497)	(453)
Effect of exchange rate changes on cash	26	13
Net decrease in cash and cash equivalents	$(4,293)	$(18,015)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, and stock-based compensation; and the effect on cash used in operating activities of changes in working capital and other operating accounts between periods.

	Three Months Ended March 31,
(in thousands)	2009	2008
Net loss adjusted for non-cash items	$2,221	$1,748
Effect of changes in working capital and other operating accounts	(4,000)	(10,749)
Net cash used in operating activities	$(1,779)	$(9,001)

Changes in working capital and other operating accounts affected cash flows during the periods primarily as a result of a decrease in the level of accounts payable and accrued expenses between periods, primarily from the net effect of the payment of accrued balances at December 31, 2008, including compensation, as well as increases in net clearing assets.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to settle the transactions of NYFIX Millennium, NYFIX Securities and NYFIX International, such as receivables from clearing organizations and firms and deposits with clearing organizations and firms, as well as balances to support our matched-book stock borrow/stock loan business.  Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive.  At March 31, 2009, the net balance for clearing assets and clearing liabilities was a receivable of $2.6 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest.  We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.  At March 31, 2009, clearing assets and liabilities include stock borrows and loans of $768.2 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act.  NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital.  NYFIX International and FIXCITY are registered firms with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.  At March 31, 2009, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $36.4 million, $23.2 million in excess of our aggregate requirement of $13.2 million (including the $10 million excess required by DTCC).

When Euro Millennium initiated trading activities in March 2008, the minimum financial resources requirement for NYFIX International increased to approximately €730,000.  To satisfy this requirement, $1.5 million of subordinated debt issued to NYFIX, Inc. by NYFIX International was converted into equity capital in March 2008.  In addition, in March and October 2008 and February 2009, we infused an additional $1.5 million, $1.5 million and $3.0 million, respectively, of equity capital into NYFIX International to provide further regulatory capital resources to meet daily regulatory requirements and to allow for further business expansion.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the three months ended March 31, 2009 was $2.0 million.  This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $0.8 million, and capitalized software costs of $1.2 million.

Net cash used in investing activities for the three months ended March 31, 2008 was $8.6 million.  This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $2.5 million, capitalized software costs of $1.5 million and $4.7 million in payments to the former minority owners of NYFIX Millennium to acquire their interests.

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for datacenter equipment and software purchases, and issuances of capital stock for general corporate purposes and business development activities. At March 31, 2009, we had short-term debt and capital lease obligations outstanding aggregating $12.5 million (including long term portions).

At March 31, 2009, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender.  The convertible notes incur interest at a rate of 5% per year and are due in December 2009.  At March 31, 2009, the price at which the lender could convert the convertible notes into shares of our common stock was $5.62 per share.

Net cash used in financing activities for the three months ended March 31, 2009 and 2008 was $0.5 million, consisting primarily of principal payments under capital lease obligations.

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

See Note 9 to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and Note 9 to our Consolidated Financial Statements in our 2008 Form 10-K for a description of our commitments and contingencies.

Seasonality and Inflation

We believe that our operations have not been significantly affected by seasonality or inflation.

Off-balance Sheet Arrangements

We have no material off-balance sheet arrangements, as defined under SEC rules, other than those related to the contingent obligations under the convertible notes as described above and under the terms of our Series B Preferred Stock as described in our 2008 Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including our allowance for doubtful accounts, long-lived tangible and intangible assets, income taxes, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  In our 2008 10-K, we identified and disclosed critical accounting policies, which included revenue recognition, allowance for doubtful accounts, property and equipment, acquisitions and goodwill, capitalized software costs, long-lived assets, income taxes, contingencies and stock-based compensation.  These critical accounting policies affect significant judgments and estimates used in the preparation of our financial statements. We reviewed our policies in conjunction with the preparation of this report and have determined that those critical policies remain and have not changed since December 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the three months ended March 31, 2009, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2008 Form 10-K.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of March 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2009.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there have been no material changes during the three months ended March 31, 2009, with respect to the legal proceedings described in Part I, Item 3, Legal Proceedings, included in our 2008 Form 10-K.

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

On February 25, 2009, we entered into a global settlement agreement relating to the derivative litigation matters for historical stock option granting practices.  The agreement requires that we adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that will be paid directly by our insurance carrier.  The motion received preliminary approval on April 14, 2009, and is pending final judgment.  There can be no assurance that the court will approve the settlement.  If the court approves the settlement, the court’s decision may be subject to appeal.

Item 1A. Risk Factors

Except as described below, there have been no material changes during the three months ended March 31, 2009 with respect to the Risk Factors described in Part I, Item 1A, Risk Factors, included in our 2008 Form 10-K.

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

On February 25, 2009, we entered into a global settlement agreement relating to the derivative litigation matters for historical stock option granting practices.  The agreement requires that we adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that will be paid directly by our insurance carrier.  The motion received preliminary approval on April 14, 2009, and is pending final judgment.  There can be no assurance that the court will approve the settlement.  If the court approves the settlement, the court’s decision may be subject to appeal.

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

Despite the fact that we believe that we are currently operating Euro Millennium in a manner that is fully compliant with MiFID, a position supported by external legal counsel opinions obtained at the request of the FSA, in consultation with the FSA, we modified Euro Millennium’s functionality to only match at the pre-determined reference point of the mid-point between bid and offer. We expect to make further modifications throughout 2009 to provide for matching at other pre-determined reference points (e.g. bid and offer). These modifications are not expected to have a material impact on Euro Millennium’s service.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On May 7, 2009, in connection with Mr. Robert Moitoso’s recent promotion to executive officer, we executed a second amendment to Mr. Moitoso’s Employment Agreement dated January 3, 2007, to provide Mr. Moitoso the right to terminate his employment for Good Reason in certain circumstances (as that term is defined in the amended employment agreement filed hereto as Exhibit 10.1), consistent with our other executive officers.

Item 6.    Exhibits

a.)    Exhibits

Exhibit No.	Description of Exhibit

*10.1	Second Amendment to the Employment Agreement between the Registrant and Mr. Robert Moitoso, dated May 7, 2009.

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NYFIX, INC.

May 11, 2009	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

May 11, 2009	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer