Form 10-Q
period 2009-06-30
NYFIX INC
filed 2009-08-10
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-02292

 NYFIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1344888
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

100 Wall Street	10005
New York, New York	(Zip code)
(Address of principal executive offices)
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

Yes ☐ No  ☒

There were 39,318,320 shares of our common stock outstanding on August 6, 2009.

TABLE OF CONTENTS

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology.  These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.  These statements are only predictions based on our current expectations and projections about future events.  There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.  In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year December 31, 2008 (“2008 Form 10-K”) and Part II Item 1A. - Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

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

Forward-looking statements include, but are not limited to, statements about:

•	the impact of current market conditions on the financial stability of our clients including consolidations and closures;
•	our expectations with respect to securities markets and general economic conditions;
•	the impact of regulation and regulatory actions;
•	the effects of current, pending and future legislation;
•	actions and initiatives by both current and future competitors;
•	our business’ competitive position;
•	our ability to keep up with rapid technological change;
•	the impact of recording a significant impairment charge due to the fact that we have not been profitable;
•	our business’ possible or assumed future results of operations and cash flows;
•	potential growth opportunities available to our business;
•
our ability to achieve and maintain effective internal control over financial reporting in accordance with Securities and Exchange Commission (“SEC”) rules promulgated under Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

•	the likelihood of success and impact of litigation.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$51,654	$55,966
Accounts receivable, less allowances of $982 and $1,142, respectively	13,472	14,120
Clearing assets	614,146	400,638
Prepaid expenses and other current assets	2,563	3,702
Total current assets	681,835	474,426
Property and equipment, net of accumulated depreciation and amortization of $31,951 and $28,963, respectively	18,926	20,508
Capitalized software costs, net of accumulated amortization of $13,241 and $17,710, respectively	9,477	8,701
Goodwill	47,385	47,170
Acquired intangible assets, net of accumulated amortization of $12,275 and $11,787, respectively	7,522	7,422
Other assets, net	516	564
Total assets	$765,661	$558,791

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$16,770	$21,656
Clearing liabilities	611,174	399,927
Current portion of capital lease obligations	1,361	1,358
Convertible notes	9,985	9,971
Current portion of other long-term liabilities	860	1,014
Deferred revenue	7,929	5,271
Total current liabilities	648,079	439,197
Long-term portion of capital lease obligations	1,221	1,469
Other long-term liabilities	1,068	1,021
Total liabilities	650,368	441,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $75,000 at June 30, 2009	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,228,303 and 39,510,917 shares issued, respectively	274,267	271,319
Accumulated deficit	(206,050)	(200,012)
Treasury stock, 923,108 shares, at cost	(12,600)	(12,600)
Accumulated other comprehensive loss	(2,416)	(3,695)
Total stockholders' equity	115,293	117,104
Total liabilities and stockholders' equity	$765,661	$558,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue:
Subscription and maintenance	$18,488	$17,507	$36,168	$35,025
Transaction	7,459	10,831	15,205	24,099
Product sales and services	616	284	1,102	905
Total revenue	26,563	28,622	52,475	60,029

Cost of revenue:
Subscription and maintenance	7,322	7,821	14,473	15,472
Transaction	7,479	5,642	14,080	12,054
Product sales and services	17	87	57	168
Total cost of revenue	14,818	13,550	28,610	27,694

Gross profit	11,745	15,072	23,865	32,335

Operating expense:
Selling, general and administrative	14,266	20,224	28,694	40,620
Restructuring charge	748	374	748	216
Depreciation and amortization	381	494	797	941
Integration charges	-	596	-	596
SEC investigation, restatement and related expenses	-	131	(634)	268

Loss from operations	(3,650)	(6,747)	(5,740)	(10,306)

Interest expense	(227)	(155)	(426)	(366)
Investment income	39	230	128	776
Loss before income tax provision	(3,838)	(6,672)	(6,038)	(9,896)
Income tax provision	-	127	-	255
Net loss	(3,838)	(6,799)	(6,038)	(10,151)
Accumulated preferred dividends	(166)	(827)	(457)	(1,969)
Loss applicable to common stockholders	$(4,004)	$(7,626)	$(6,495)	$(12,120)

Basic and diluted loss per common share	$(0.10)	$(0.20)	$(0.17)	$(0.32)
Basic and diluted weighted average common shares outstanding	38,727	37,472	38,675	37,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Six Months Ended June 30, 2009
(in thousands, except share amounts)

	Series B Voting Convertible preferred stock issued		Preferred stock dividend	Common stock issued		Accumulated	Treasury	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	loss	equity
Balance December 31, 2008	1,500,000	$62,092	$-	39,510,917	$271,319	$(200,012)	$(12,600)	$(3,695)	$117,104
Comprehensive loss:
Net loss	-	-	-	-	-	(6,038)	-	-	(6,038)
Foreign currency translation adjustment	-	-	-	-	-	-	-	1,279	1,279
Total comprehensive loss									(4,759)
Issuance of common stock for restricted stock units settled in shares	-	-	-	192,386	-	-	-	-	-
Declaration of preferred stock dividend			457		(457)
Common shares issued in payment of preferred stock dividend	-	-	(457)	525,000	457	-	-	-	-
Contingent conversion price adjustment related to convertible notes	-	-	-	-	13	-	-	-	13
Stock-based compensation expense	-	-	-	-	2,935	-	-	-	2,935
Balance June 30, 2009	1,500,000	$62,092	$-	40,228,303	$274,267	$(206,050)	$(12,600)	$(2,416)	$115,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net loss	$(6,038)	$(10,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,534	4,929
Restructuring charge	748	216
Integration charges	-	502
Stock-based compensation expense	2,935	4,788
Amortization of debt discounts and premiums	27	29
Deferred income taxes	-	97
Provision for (recovery of) doubtful accounts	474	(56)
Other, net	13	-
Changes in assets and liabilities:
Accounts receivable	364	1,890
Prepaid expenses and other assets	1,281	1,669
Clearing assets	(212,719)	(54,547)
Deferred revenue	2,564	(158)
Accounts payable, accrued expenses and other liabilities	(5,732)	(2,709)
Clearing liabilities	210,569	49,429
Net cash provided by (used in) operating activities	20	(4,072)
Investing activities:
Capital expenditures for property and equipment	(1,369)	(3,978)
Capitalization of software costs	(2,449)	(2,805)
Tax benefit attributable to goodwill	-	158
Payment for acquisition of minority interests	-	(7,042)
Payment for acquisition, net of cash received	-	(6,946)
Proceeds from sale of discontinued operations, net	-	2,066
Net cash used in investing activities	(3,818)	(18,547)
Financing activities:
Principal payments under capital lease obligations	(666)	(626)
Purchases of treasury shares	-	(71)
Other, net	(167)	(130)
Net cash used in financing activities	(833)	(827)
Effect of exchange rate changes on cash	319	(33)
Net decrease in cash and cash equivalents	(4,312)	(23,479)
Cash and cash equivalents, beginning of period	55,966	75,657
Cash and cash equivalents, end of period	$51,654	$52,178

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

The Company’s headquarters and principal office is located at 100 Wall Street, New York, NY.  The Company also has offices in London, Hong Kong, Tokyo, Boston, MA and Lyndhurst, NJ.  The Company operates redundant data centers in the northeastern United States, as well as a data center hub in London.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for the six months ended June 30, 2009, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	8,834,714	$5.42
Granted	137,422	$1.03
Exercised	-	$-
Cancelled	(547,225)	$9.27
Outstanding at end of the period	8,424,911	$5.10	7.8	$-

Exercisable at end of the period	5,118,574	$5.72	7.3	$-

Time-Based RSUs

A summary of activity under time-based RSUs for the six months ended June 30, 2009, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands) (1)

Outstanding at beginning of the year	652,472	$4.23
Granted	214,048	$0.88
Settled with shares	(192,386)	$4.28	$161
Cancelled	(47,413)	$4.35
Outstanding at end of the period	626,721	$3.09

(1) Represents the value of NYFIX stock on the date that the restricted stock units vested.
On grant date the fair value for these vested awards was $826,000.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

A summary of activity of the Company’s performance-based stock options for the six months ended June 30, 2009, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	1,728,855	$4.47
Granted	-	-
Exercised	-	-
Cancelled	-	-

Outstanding at end of the period	1,728,855	$4.47	8.3	$-

Exercisable at end of the period	-	$-	-	$-

A summary of activity of the Company’s RSUs with performance and market conditions for the six months ended June 30, 2009, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value

Outstanding at beginning of the year	322,917	$4.60
Granted	734,633	$0.80
Settled in shares	-	$-
Cancelled	(12,500)	$4.60
Outstanding at end of the period	1,045,050	$1.93

Stock-based Compensation Expense

Stock-based compensation expense during the three and six months ended June 30, 2009 was approximately $1.5 million and $2.9 million, respectively.  Stock-based compensation expense during the three and six months ended June 30, 2008 was approximately $2.0 million and $4.8 million, respectively.

As of June 30, 2009, there was $10.0 million of unrecognized compensation costs related to outstanding awards. The Company expects to recognize these costs over a weighted average period of 1.1 years.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

3.        Loss Per Share Applicable to Common Stockholders

   The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net loss	$(3,838)	$(6,799)	$(6,038)	$(10,151)
Less: Accumulated preferred dividends	(166)	(827)	(457)	(1,969)
Loss applicable to common stockholders, basic and diluted	$(4,004)	$(7,626)	$(6,495)	$(12,120)

Basic and diluted loss per common share	$(0.10)	$(0.20)	$(0.17)	$(0.32)

Weighted average common shares outstanding (1):
Basic and diluted shares	38,727	37,472	38,675	37,392

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	8,425	9,393	8,425	9,393
Outstanding time-based restricted stock units (3)	627	708	627	708
Warrants (3)	2,250	2,250	2,250	2,250
Convertible notes (3)	1,783	1,773	1,783	1,773
Convertible preferred stock (2)	15,000	15,000	15,000	15,000

(1)	Excludes nonvested restricted stock and restricted stock units.

(2)	Excludes grants with performance and market conditions as the necessary conditions have not been satisfied.

(3)
The impact of time-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

4.        Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in thousands)	2009	2008
Accounts payable	$8,133	$11,260
Compensation and related	5,291	7,737
Taxes, other than income and payroll taxes	1,329	815
Other	2,017	1,844
Total accounts payable and accrued expenses	$16,770	$21,656

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

5.        Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in thousands)	2009	2008
Securities borrowed	$603,811	$396,784
Securities failed-to-deliver	7,554	1,375
Deposits with clearing organizations and others	1,519	1,502
Receivables from clearing organizations and firms	1,262	977
Total clearing assets	$614,146	$400,638

Securities loaned	$602,722	$397,269
Securities failed-to-receive	7,101	1,716
Payables to clearing organizations and firms	1,351	942
Total clearing liabilities	$611,174	$399,927

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge.  As of June 30, 2009, securities borrowed with a fair value of $581.6 million were repledged for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and six months ended June 30, 2009 and 2008, were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Interest earned	$1,077	$2,061	$2,071	$4,979
Interest incurred	(865)	(1,810)	(1,667)	(4,463)
Net	$212	$251	$404	$516

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities”) and NYFIX Millennium L.L.C. (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital.  NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule).  NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million.  NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1.  The regulatory net capital ratio for NYFIX Millennium at June 30, 2009 was 0.32 to 1.

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

At June 30, 2009, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the U.S. and U.K. were $35.7 million, which was $22.1 million in excess of the Company’s aggregate requirement of $13.6 million (including the $10 million excess required by DTCC).

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

7.       Restructuring Charges

In April 2009, the Company consolidated a portion of the office space in its New York headquarters and signed an agreement to sublet the office space previously occupied.  The Company recorded a restructuring charge of $0.7 million in April 2009, which consisted of the fair value of the remaining rent payments for the office space, net of expected sublease income, plus real estate commissions, and write-offs of property and equipment.

The liabilities related to the restructuring charges are included in the current portion of other long-term liabilities and other long-term liabilities.  The following table summarizes the activity in the liabilities related to the restructuring charges for the six months ended June 30, 2009:

(in thousands)	Lease costs, net of sublease income	Property and equipment write-offs	Total

2004 restructuring costs
Remaining liability at December 31, 2008	$454	$-	$454
Cash payments	(152)	-	(152)
Non-cash charges and other	25	-	25
Remaining liability at June 30, 2009	327	-	327

2009 restructuring costs
Restructuring charge	521	227	748
Cash payments	(117)	-	(117)
Non-cash charges and other	97	(227)	(130)
Remaining liability at June 30, 2009	501	-	501

Total restructuring liability at June 30, 2009	$828	$-	828

	Less: current portion		(599)
	Long-term portion		$229

8.       Total Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(3,838)	$(6,799)	$(6,038)	$(10,151)
Foreign currency translation adjustment	1,303	(183)	1,279	(166)
Total comprehensive loss	$(2,535)	$(6,982)	$(4,759)	$(10,317)

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

Transaction Services Division.  The Transaction Services Division is currently comprised of the two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with NYFIX International in the U.K. NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities. NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium.  NYFIX Millennium and NYFIX Securities also resell certain products and services offered by the FIX Division and the OMS Division.  Effective January 1, 2009, the results of Euro Millennium are reported within the Transaction Services Division as the Company determined that this initiative is no longer in its introductory phase based on second half 2008 growth in executed volumes.  During the three and six months ended June 30, 2008, the Company incurred costs of $2.5 million and $4.7 million respectively, related to Euro Millennium.  These costs are included in Corporate & Other in the segment information reported below.

Order Management Systems Division.  The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and Nasdaq listed trading activities.  These products also enable customers to take advantage of the broad range of products and services offered by the Company’s other divisions.  The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients.  The operating loss for the OMS Division during the three and six months ended June 30, 2008 includes severance related restructuring charges associated with discontinuing the Fusion OMS product of $0.4 million and $0.7 million, respectively, as well as additional operating losses of $0.5 million and $0.8 million during the three and six months ended June 30, 2008, respectively, associated with supporting the Fusion OMS product during the wind-down phase.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three and six months ended June 30, 2009 and 2008:

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

(in thousands)	FIX Division	Transaction Services Division (1)	OMS Division	Corporate & Other (2)	Total
Three Months Ended June 30, 2009
Revenue - external customers	$18,220	$7,519	$824	$-	$26,563
Revenue (cost of revenues), net - intersegment	(104)	87	17	-	-
Net revenue	18,116	7,606	841	-	26,563
Operating income (loss) (3)	4,884	(6,692)	(830)	(1,012)	(3,650)

Three Months Ended June 30, 2008
Revenue - external customers	$15,830	$11,843	$949	$-	$28,622
Revenue (cost of revenues), net - intersegment	805	(1,013)	208	-	-
Net revenue	16,635	10,830	1,157	-	28,622
Operating income (loss) (3)	1,339	(1,977)	(2,679)	(3,430)	(6,747)

Six Months Ended June 30, 2009
Revenue - external customers	$35,567	$15,328	$1,580	$-	$52,475
Revenue (cost of revenues), net - intersegment	(303)	339	(36)	-	-
Net revenue	35,264	15,667	1,544	-	52,475
Operating income (loss) (3)	9,009	(12,481)	(1,951)	(317)	(5,740)

Six Months Ended June 30, 2008
Revenue - external customers	$31,205	$26,213	$2,611	$-	$60,029
Revenue (cost of revenues), net - intersegment	1,565	(1,990)	425	-	-
Net revenue	32,770	24,223	3,036	-	60,029
Operating income (loss) (3)	3,525	(3,048)	(5,368)	(5,415)	(10,306)

(1) Includes an operating loss for Euro Millennium for the three and six months ended June 30, 2009 of $2.0 million and $3.9 million, respectively.

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

10.     Commitments and Contingencies

 SEC Investigation

The Company is the subject of an SEC investigation dating to October 2004.  The investigation relates to the Company’s historical stock option granting practices and related matters.  In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors of the Company.  The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s former employees, as well as from third parties, including the Company’s former independent registered public accounting firm.  The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony.  The Company provided more than 800,000 pages of documents to the SEC in relation to this investigation during the period from January 2006 to April 2007 and believes that it has completed producing responsive documents.  The Company’s last communication with the SEC regarding this investigation was in June 2007.  This matter is still pending as of June 30, 2009.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produced to the staff of the Division of Enforcement of the SEC.  The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm.  The Company’s last communication with the U.S. Attorney regarding this investigation was in July 2006.  This matter was still pending as of June 30, 2009.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Related Tax Matters

Subsequent to the sale of NYFIX Overseas in August 2006, GL Trade S.A. (“GL”) forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

As a result of indemnification provisions agreed to by the Company in connection with its sale of NYFIX Overseas to GL, the Company determined that it has exposure due to the fact that former management did not properly withhold employee income and related payroll taxes related to historical stock option activity.  As a result, the Company has recorded a liability of $1.7 million related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions.  The Company’s ongoing indemnity obligation to GL, however, relates solely to those representations and warranties covering tax matters and employee benefits and terminates upon expiration of any applicable statutory period of limitation.  The Company’s maximum liability under this ongoing indemnity obligation is $4.5 million.

Based upon the current information available and the liabilities recognized, the Company believes the resolution of this tax matter will not have a material adverse effect on its consolidated financial condition or results of operations.

NYFIX Millennium SEC Inquiry

The Company is the subject of a second SEC investigation dating to October 2004.  The investigation relates to the restatement of the Company’s 1999 through 2002 consolidated financial statements filed in May 2004 and questions the Company’s accounting for the losses incurred by NYFIX Millennium.  In March 2006, the Company announced that the SEC Enforcement Staff had advised that it was recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual.  The Staff’s recommendation is subject to a formal approval process within the SEC.  Such formal approval is still pending as of June 30, 2009.

Other

During the normal course of business, the Company becomes involved in various routine legal proceedings.  The Company believes that it is not presently a party to any material litigation other than as described above, the outcome of which could reasonably be expected to have a material adverse effect on its consolidated financial statements.

During the three and six months ended June 30, 2008, the Company incurred costs of $0.1 million and $0.3 million, respectively, relating to the stock option investigation and subpoenas, the grand jury subpoena, related shareholder derivative litigation that has been settled and the pursuit of insurance recoveries.  These costs included outside counsel and forensic accountants.  These costs do not include any portion of time that the Company’s employees dedicated to these matters.  For the six months ended June 30, 2009, the Company recorded a net benefit related to these matters of $0.6 million, reflecting the receipt of insurance proceeds of $0.7 million for claims submitted under the Company’s prior Director and Officers insurance policies to recover these costs, partially offset by additional costs of $0.1 million.

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

11.      Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5 million shares of preferred stock.  In connection with the private placement of convertible preferred stock discussed below, 1.5 million shares were designated as Series B Voting Convertible Preferred Stock and 0.5 million as Series C Non-Voting Convertible Preferred Stock.

At June 30, 2009 and December 31, 2008, the Company had outstanding 1.5 million shares of Series B Preferred Stock.  Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock.  The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price then in effect (currently $5.00).  Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

Common Stock and Treasury Stock

At December 31, 2008, the Company had outstanding 38,587,809 shares of common stock, with 923,108 shares held in treasury.

During the six months ended June 30, 2009, restricted stock units totaling 192,386 shares vested and were settled in shares.

On June 15, 2009, the Board of Directors declared a dividend, payable June 30, 2009, to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2009 through June 30, 2009; as a result, the Company issued 525,000 shares of common stock, with a fair value of approximately $457,000 based on the market price of its common stock on the declaration date.  These accumulated dividends were reflected as a charge to loss applicable to common stockholders in calculating the basic and diluted loss per common share for the six months ended June 30, 2009.

As a result of the foregoing activity, at June 30, 2009, the Company had outstanding 39,305,195 shares of common stock, with 923,108 held in treasury.

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

Sources of Revenue

Our revenues consist of subscription and maintenance fees, transaction fees, and product sales and services revenues.  As a percentage of our total revenues during the six months ended June 30, 2009, subscription and maintenance revenues accounted for 69%, transaction revenue accounted for 29%, and product sales and services revenue accounted for 2%.

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

Recent Developments

Euro Millennium

Due to the growth in matched volumes at the end of 2008, we determined that effective January 1, 2009, Euro Millennium is no longer in its introductory phase. Based on this determination, the results for Euro Millennium are being presented as part of the Transaction Services Division with specific costs included in transaction cost of revenue and the various SG&A categories.

Restructuring Charge

In April 2009, we ceased using a portion of the office space in our New York headquarters, and agreed on terms for a sublease.  As a result, in the second quarter of 2009 we recorded a restructuring charge of $0.7 million reflecting the fair value of the remaining rent payments for the office space, net of expected sublease income, plus real estate commissions, and write-offs of property and equipment.  We expect our occupancy and related costs to decrease by $0.4 million per year as a result of this agreement.

Results of Operations for the Three and Six Month Periods Ended June 30, 2009 and 2008

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2009	% of revenue	2008	% of revenue	2009	% of revenue	2008	% of revenue
Revenue:
Subscription and maintenance	$18,488	70%	$17,507	61%	$36,168	69%	$35,025	58%
Transaction	7,459	28%	10,831	38%	15,205	29%	24,099	40%
Product sales and services	616	2%	284	1%	1,102	2%	905	2%
Total revenue	26,563	100%	28,622	100%	52,475	100%	60,029	100%
Cost of revenue:
Subscription and maintenance (1)	7,322	28%	7,821	27%	14,473	28%	15,472	26%
Transaction (1)	7,479	28%	5,642	20%	14,080	27%	12,054	20%
Product sales and services (1)	17	0%	87	0%	57	0%	168	0%
Total cost of revenue	14,818	56%	13,550	47%	28,610	55%	27,694	46%
Gross profit	11,745	44%	15,072	53%	23,865	45%	32,335	54%
Operating expense:
Selling, general and administrative (1)	14,266	54%	20,224	71%	28,694	55%	40,620	68%
Restructuring charge	748	3%	374	1%	748	1%	216	0%
Depreciation and amortization	381	1%	494	2%	797	2%	941	2%
Integration charges	-	0%	596	2%	-	0%	596	1%
SEC investigation, restatement and related expenses	-	0%	131	0%	(634)	-1%	268	0%
Loss from operations	(3,650)	-14%	(6,747)	-24%	(5,740)	-11%	(10,306)	-17%
Interest expense	(227)	-1%	(155)	-1%	(426)	-1%	(366)	-1%
Investment income	39	0%	230	1%	128	0%	776	1%
Loss before income tax provision	(3,838)	-14%	(6,672)	-23%	(6,038)	-12%	(9,896)	-16%
Income tax provision	-	0%	127	0%	-	0%	255	0%
Net loss	(3,838)	-14%	(6,799)	-24%	(6,038)	-12%	(10,151)	-17%
Accumulated preferred dividends	(166)	-1%	(827)	-3%	(457)	-1%	(1,969)	-3%
Loss applicable to common stockholders	$(4,004)	-15%	$(7,626)	-27%	$(6,495)	-12%	$(12,120)	-20%

Percentage sub-totals may not add due to rounding.
(1) Stock-based compensation included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$91		$92		$184		$222
Transaction	59		38		111		91
Product sales and services	2		2		4		5
Selling, general and administrative	1,340		1,856		2,636		4,470
	$1,492		$1,988		$2,935		$4,788

Revenue

The following table presents our components of revenue:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%	2009	2008	$	%
Subscription and maintenance	$18,488	$17,507	$981	6%	$36,168	$35,025	$1,143	3%
Transaction	7,459	10,831	(3,372)	-31%	15,205	24,099	(8,894)	-37%
Product sales and services	616	284	332	117%	1,102	905	197	22%
Total revenue	$26,563	$28,622	$(2,059)	-7%	$52,475	$60,029	$(7,554)	-13%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, reflected the offsetting effects of an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division, and a decrease in subscriptions (and related managed services) of our OMS Division products.  The growth in messaging channels offered by our FIX Division was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions.  As of June 30, 2009, we had 9,910 billable order routing channels in service, an increase of 11% over the 8,960 billable order routing channels in service at June 30, 2008, and an increase over the 9,795 channels in service at March 31, 2009.  The decline in subscriptions (and related managed services) of our OMS Division products of $0.3 million, to $0.8 million for the three months ended June 30, 2009 compared to $1.1 million during the three months ended June 30, 2008, was due primarily to the discontinuation of our Fusion OMS products, as well as cancellations from other desktop clients.  Subscription and maintenance revenue related to software licenses was comparable at $1.4 million for both the three months ended June 30, 2009 and 2008.

The increase in subscription and maintenance revenue for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, reflected an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division and the impact of the FIXCITY acquisition, partially offset by a decrease in subscriptions (and related managed services) of our OMS Division products.  The growth in messaging channels offered by our FIX Division was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions.  FIXCITY, which was acquired in April 2008, contributed $0.5 million to the $1.1 million increase in subscription and maintenance revenues during the six months ended June 30, 2009.  The decline in subscriptions (and related managed services) of our OMS Division products of $1.5 million, to $1.5 million for the six months ended June 30, 2009 compared to $3.0 million during the six months ended June 30, 2008, was due primarily to the discontinuation of our Fusion OMS products, as well as cancellations from other desktop clients.  Subscription and maintenance revenue related to software licenses increased $0.3 million to $3.0 million for the six months ended June 30, 2009 as compared to $2.7 million for the same period in 2008.

Transaction

The decrease in transaction revenue for the three months ended June 30, 2009 was attributable to a decrease in commissions on trade executions. Commissions decreased $3.4 million to $7.2 million during the three months ended June 30, 2009 compared to $10.6 million during three months ended June 30, 2008 due primarily to a $2.4 million and a $1.0 million decrease in commissions from Sell-Side and Buy-Side clients, respectively.  The decrease from Sell-Side clients was due to a decrease in matched volumes in NYFIX Millennium and a decrease in direct market access service, offset in part by an increase in the use of the NIX algorithmic and smart routing trading products and $1.1 million of revenue from Euro Millennium, which included $0.9 million of settlement fee revenue.  We expect this settlement fee revenue to decline in the second half of 2009 once we migrate our largest clients to the SIX X-Clear central counterparty (CCP) clearing solution.  The average daily matched volume in NYFIX Millennium during the three months ended June 30, 2009 was 33.0 million shares, a 31% decrease over the average of 48.1 million shares matched during the three months ended June 30, 2008, due primarily to a market-wide decrease in traditional Buy-Side institutional trading volumes that access Millennium through Sell-Side algorithms and due to the increase in competition from the launch of several new dark pools.  This increased competition is also expected to put additional pressure on our commission rates.  The average daily matched value in Euro Millennium was €81.1 million ($110.8 million) resulting in a 30% increase over the three months ended March 31, 2009. The additional decline in revenue from NYSE DOT direct market access services (including associated pass-through charges) of $0.6 million was primarily attributable to the decline in listed order flow being directed to the NYSE DOT execution system as a result of increased competition from other venues such as Direct Edge, NASDAQ and BATS.  The increase in commission from NIX algorithmic and smart routing trading products was due to the integration of our products into other third party order management systems giving us the ability to offer our products to a broader client base.

The decrease from Buy-Side clients was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers who offer enhanced technology solutions for certain clients.  Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.2 million during the three month periods ended June 30, 2009 and June 30, 2008.

The decrease in transaction revenue for the six months ended June 30, 2009 was attributable to a decrease in commissions on trade executions. Commissions decreased $8.8 million to $14.8 million during the six months ended June 30, 2009 compared to $23.6 million during six months ended June 30, 2008 due primarily to a $6.7 million and a $2.1 million decrease in commissions from Sell-Side and Buy-Side clients, respectively.  The decrease from Sell-Side clients was due to a decrease in matched volumes in NYFIX Millennium, a decrease in the use of the NIX smart routing trading products and a decrease in direct market access service, offset in part by an increase in the use of the NIX algorithmic trading products and $1.8 million of revenue from Euro Millennium, which included $1.4 million of settlement fee revenue.  The decline in revenue from our smart routing trading products and from OTC direct market access was primarily attributable to lower volumes from former Fusion OMS clients.  Transaction revenue from former Fusion OMS clients decreased by $2.2 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  The average daily matched volume in NYFIX Millennium during the six months ended June 30, 2009 was 33.0 million shares, a 32% decrease over the average of 48.8 million shares matched during the six months ended June 30, 2008, due primarily to a market-wide decrease in traditional Buy-Side institutional trading volumes that access Millennium through Sell-Side algorithms and due to the increase in competition from the launch of several new dark pools.  The additional decline in revenue from NYSE DOT direct market access services (including associated pass-through charges) of $1.1 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium and the decline in listed order flow being directed to the NYSE DOT execution system as a result of increased competition from other venues such as Direct Edge, NASDAQ and BATS.  The increase in commission from NIX algorithmic was due to the integration of our products into other third party order management systems, giving us the ability to offer our products to a broader client base.

The decrease from Buy-Side clients was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers who offer enhanced technology solutions for certain clients.  Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.4 million during the six months ended June 30, 2009 and compared to $0.5 million during the six months ended June 30, 2008.

Product Sales and Services

The increase in product sales and services for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to an increase in software license fee revenue.  Software license fees for our FIX software products increased $0.4 million to $0.5 million during the three months ended June 30, 2009 compared to $0.1 million for the same period in 2008.  Professional services revenue decreased $0.1 million to $0.1 million during the three months ended June 30, 2009 as compared to $0.2 million for the same period in 2008.

The increase in product sales and services for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to an increase in software license fee revenue.  Software license fees for our FIX software products increased $0.4 million to $0.9 million during the six months ended June 30, 2009 compared to $0.5 million for the same period in 2008.  Professional services revenue decreased $0.2 million to $0.2 million during the six months ended June 30, 2009 as compared to $0.4 million for the same period in 2008.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%	2009	2008	$	%
Subscription and maintenance	$7,322	$7,821	$(499)	-6%	$14,473	$15,472	$(999)	-6%
Transaction	7,479	5,642	1,837	33%	14,080	12,054	2,026	17%
Product sales and services	17	87	(70)	-80%	57	168	(111)	-66%
Total cost of revenue	$14,818	$13,550	$1,268	9%	$28,610	$27,694	$916	3%

Subscription and Maintenance

The decrease in subscription and maintenance cost of revenue for the three months ended June 30, 2009 compared to the same period in 2008 was primarily attributable to a decrease in telecommunication costs of $0.9 million and lower market data fees of $0.2 million.  The decrease in telecommunications costs was primarily attributable to the consolidation to two major third-party providers for client circuits.  These decreases were slightly offset by an increase in allocated datacenter costs of $0.2 million and an increase in amortization of capitalized software costs of $0.1 million and decreases in various other costs.  As a percentage of related revenue, these costs decreased to 40% for the three months ended June 30, 2009 as compared to 45% for the three months ended June 30, 2008.

The decrease in subscription and maintenance cost of revenue for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 was primarily attributable to a decrease in telecommunication costs of $1.4 million and lower market data fees of $0.3 million.  The decrease in telecommunications costs was primarily attributable to the consolidation to two major third-party providers for client circuits.  These decreases were slightly offset by an increase in allocated datacenter costs of $0.4 million and an increase in amortization of capitalized software costs of $0.1 million and decreases in various other costs.  As a percentage of related revenue, these costs decreased to 40% for the six months ended June 30, 2009 as compared to 44% for the six months ended June 30, 2008.

Transaction

The increase in transaction cost of revenue for the three months ended June 30, 2009 was primarily attributable to the inclusion of $2.0 million of Euro Millennium cost of revenue items, an increase in depreciation and amortization costs in the U.S. of $0.3 million associated with the release of Millennium HPX, an increase in market data costs of $0.2 million and an increase in communication costs of $0.1 million, offset by a decrease in execution and clearing costs in the U.S. of $0.6 million and allocated data center costs of $0.2 million.  Included in the $2.0 million of Euro Millennium cost of revenue items was $0.9 million of clearing costs.  We expect Euro Millennium clearing costs to decline in the second half of 2009 once we migrate our largest clients to the SIX X-Clear CCP clearing solution.  As a percentage of related revenue, these costs increased to 100% for the three months ended June 30, 2009, as compared to 52% for the three months ended June 30, 2008.

The increase in transaction cost of revenue for the six months ended June 30, 2009 was primarily attributable to the inclusion of $3.4 million of Euro Millennium cost of revenue items, an increase in depreciation costs and allocated labor costs in the U.S. of $0.4 million and $0.3 million, respectively, associated with the release of Millennium HPX, an increase in market data costs of $0.2 million, an increase in communication costs of $0.1 million, and an increase in hardware and software maintenance costs of $0.1 million.  These increases were partially offset by a decrease in execution and clearing costs in the U.S. of $2.1 million and allocated data center costs of $0.4 million.  Included in the $3.4 million of Euro Millennium cost of revenue items was $1.5 million of clearing costs.  During the six months ended June 30, 2008, transaction cost of revenue was reduced by a clearing fee rebate received of $0.5 million.  As a percentage of related revenue, these costs increased to 93% for the six months ended June 30, 2009, as compared to 50% for the six months ended June 30, 2008.

Product Sales and Services

The $0.1 million decrease in product sales and services cost of revenue for the three and six months ended June 30, 2009 compared to the same periods in 2008 was attributable to lower amortization of capitalized software costs.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%	2009	2008	$	%
Compensation and related	$8,022	$10,313	$(2,291)	-22%	$16,114	$19,245	$(3,131)	-16%
Professional fees (including consulting)	1,557	1,692	(135)	-8%	3,108	4,082	(974)	-24%
Stock-based compensation	1,340	1,856	(516)	-28%	2,636	4,470	(1,834)	-41%
Occupancy and related	945	1,161	(216)	-19%	1,980	2,332	(352)	-15%
Marketing, travel and entertainment	667	1,236	(569)	-46%	1,469	2,451	(982)	-40%
General and other	1,735	1,269	466	37%	3,387	2,865	522	18%
Transitional rebuilding and remediation	-	64	(64)	-100%	-	212	(212)	-100%
Transitional employment costs	-	133	(133)	-100%	-	243	(243)	-100%
Euro Millennium costs	-	2,500	(2,500)	-100%	-	4,720	(4,720)	-100%
Total SG&A	$14,266	$20,224	$(5,958)	-29%	$28,694	$40,620	$(11,926)	-29%

Percent of total revenue	54%	71%			55%	68%

Compensation and Related

The decrease in compensation and related costs included in SG&A for the three months ended June 30, 2009 compared to the same period in 2008 was primarily due to cost savings related to staff reductions of $1.4 million and the discontinuation of the Fusion OMS product of $0.3 million.  Other decreases relate to a decline in incentive compensation expense of $0.5 million as a result of lower revenue amounts and a $0.7 million reduction in employee termination costs.  These decreases were slightly offset by new compensation costs of $0.5 million related to the inclusion of Euro Millennium costs in operations and various other increases.

The decrease in compensation and related costs included in SG&A for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to cost savings related to staff reductions of $2.6 million and the discontinuation of the Fusion OMS product of $0.8 million.  Other decreases relate to a decline in incentive compensation of expense $1.0 million as a result of lower revenue amounts and a $0.6 million reduction in employee termination costs.  These decreases were slightly offset by new compensation costs of $1.0 million related to the inclusion of Euro Millennium costs in operations, $0.1 million associated with our FIXCITY subsidiary and various other increases.

       Professional Fees (including consulting)

The decrease in professional fees incurred for the three and six months ended June 30, 2009 compared to the same periods in 2008 was primarily attributable to a decrease in consulting costs.  Consulting costs decreased $0.7 million and $1.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  These decreases in consulting costs were partly offset by increases in legal and accounting fees.  Legal fees increased $0.3 million and $0.4 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.  The 2009 amounts included legal costs incurred in connection with ensuring ongoing compliance of Euro Millennium with FSA regulations, supporting our Asian expansion efforts and in connection with our strategic initiatives.

Stock-based Compensation

Stock-based compensation included in SG&A decreased during the three months ended June 30, 2009 compared to the same period in 2008 primarily due to staff reductions.

Stock-based compensation included in SG&A decreased during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to the normalization of the vesting periods related to stock options and restricted stock units.  During the fourth quarter of 2007 significant share-based awards were granted following the adoption of the 2007 Omnibus Equity Compensation Plan.  Under the plan, awards normally vest over four years.  However, the first vesting period for the initial awards was approximately five months, resulting in greater than normal expense during the fourth quarter of 2007 and first quarter of 2008.  In addition, stock-based compensation decreased as a result of staff reductions.

Stock-compensation expense (including the amount recorded in cost of revenue) is expected to be approximately $1.5 million per quarter throughout 2009.  Stock-based compensation amounts may vary, however, depending on the fair value of performance awards when the applicable criteria are established, whether such performance awards actually vest and whether additional awards are granted.

Occupancy and Related

The decrease in occupancy and related costs for the three and six months ended June 30, 2009, compared to the same periods in 2008 was primarily due to the consolidation of our office space in our New York headquarters and the closing of an office in Connecticut as well as a decrease in utility costs.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three and six months ended June 30, 2009 compared to the same period in 2008 was primarily due to a decrease in general corporate travel.  Corporate travel related expenses decreased $0.4 million to $0.3 million for the three months ended June 30, 2009 compared to $0.7 million for the same period in 2008.  Marketing costs decreased $0.1 million to $0.4 million for the three months ended June 30, 2009 compared to $0.5 million for the same period in 2008 as a result of the timing of industry trade shows.  Corporate travel related expenses decreased $1.0 million to $0.6 million for the six months ended June 30, 2009 compared to $1.6 million for the same period in 2008.  Marketing costs were comparable at $0.8 million and $0.9 million for the six months ended June 30, 2009 and 2008, respectively.

General and Other

The increase in general and other expenses for the three and six months ended June 30, 2009 was primarily attributable to a increase in foreign currency transaction losses.  Foreign currency transactions losses increased $0.3 million to $0.2 million loss as compared to a $0.1 million gain in the same period of 2008.  Foreign currency transactions losses increased $0.5 million to $0.3 million loss as compared to a $0.2 million gain in the same period of 2008.

Euro Millennium Costs

During the three and six months ended June 30, 2008, we incurred costs of $2.5 million and $4.7 million, respectively, related to Euro Millennium.  These costs include compensation and related costs, consulting, marketing and travel related costs.  Due to the growth in matched volumes and revenues at the end of 2008, we determined that, effective January 1, 2009, Euro Millennium was no longer in its introductory phase and we now report the results of this initiative within the Transaction Services Division, with specific costs included in transaction cost of revenue and the various SG&A categories detailed above.

Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008		$2009	2008	$
Restructuring charge	$748	$374	$374	$748	$216	$532
Depreciation and amortization	381	494	(113)	797	941	(144)
Integration charges	-	596	(596)	-	596	(596)
SEC investigation, restatement and related expenses	-	131	(131)	(634)	268	(902)

Restructuring Charge

The restructuring charge for the three and six months ended June 30, 2009 was a result of the consolidation of office space in our New York headquarters.  This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of expected sublease income under a signed sublease agreement, plus real estate commissions, and write-offs of property and equipment.

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

Depreciation and Amortization

The decrease in the portion of depreciation and amortization included in SG&A for the three and six months ended June 30, 2009 was due to an increase in the amount of general overhead capital expenditures that have become fully depreciated.

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

SEC Investigation, Restatement and Other Related Expenses

Since 2005, we have incurred costs relating to the stock option investigation and subpoenas, a grand jury subpoena related to our stock option grants, related shareholder derivative litigation which has been settled, related financial restatements and expenses to resolve related matters, together with the NYFIX Millennium SEC inquiry, related class action litigation and related financial restatement.  These costs include expenses for outside counsel, contract attorneys and forensic accountants, other consultants and the cost of re-auditing previously issued financial statements following the resignation of our prior independent registered public accounting firm.  These costs do not include any portion of time that our employees have dedicated to these matters.

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

Other Income (Expense)

Other income (expense) items are as follows:

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008		$2009	2008	$
Interest expense	$(227)	$(155)	$72	$(426)	$(366)	$60
Investment income	39	230	(191)	128	776	(648)

Interest Expense

Interest expense was comparable for the three and six months ended June 30, 2009 and the same period in 2008, representing interest on the two convertible notes totaling $10 million and capital lease obligations outstanding.

Investment Income

The decrease in investment income for the three and six months ended June 30, 2009 compared to the same period in 2008 reflects lower average cash balances invested and lower interest rates during the period.

Income Tax Provision

The income tax provisions for the three and six months ended June 30, 2008 were solely attributable to the impact of deducting goodwill related to the NYFIX Millennium acquisition in our tax filings prior to the impairment of this asset in the fourth quarter of 2008. All other tax effects during the three and six months ended June 30, 2009 and 2008 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized. Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from operations, issuances of stock and from long-term borrowings.  At June 30, 2009, we had cash and cash equivalents of $51.7 million, a reduction from our balance at December 31, 2008, principally due to the payment of accrued balances, including compensation.  We believe that resources available at June 30, 2009 will be sufficient to finance our current investing and operational needs, as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months, including with respect to repayment of our convertible notes aggregating $10.0 million due on December 30, 2009.  In light of current credit market conditions, however, there can be no assurance that, should we need to obtain additional financing for any reason, such financing will be available to us on commercially acceptable terms or at all.

At June 30, 2009, $37.0 million of our total cash and cash equivalents were held in our U.S. and U.K. registered broker dealer subsidiaries.

	As of
	June 30,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$51,654	$55,966

	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$20	$(4,072)
Net cash used in investing activities	(3,818)	(18,547)
Net cash used in financing activities	(833)	(827)
Effect of exchange rate changes on cash	319	(33)
Net decrease in cash and cash equivalents	$(4,312)	$(23,479)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, and stock-based compensation; and the effect on cash used in operating activities of changes in working capital and other operating accounts between periods.

	Six Months Ended June 30,
(in thousands)	2009	2008
Net loss adjusted for non-cash items	$3,693	$354
Effect of changes in working capital and other operating accounts	(3,673)	(4,426)
Net cash provided by (used in) operating activities	$20	$(4,072)

Changes in working capital and other operating accounts affected cash flows during the periods primarily as a result of a decrease in the level of accounts payable and accrued expenses between periods, primarily from the net effect of the payment of accrued balances at December 31, 2008, including compensation, as well as increases in net clearing assets.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to settle the transactions of NYFIX Millennium, NYFIX Securities and NYFIX International, such as receivables from clearing organizations and firms and deposits with clearing organizations and firms, as well as balances to support our matched-book stock borrow/stock loan business.  Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive.  At June 30, 2009, the net balance for clearing assets and clearing liabilities was a receivable of $3.0 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest.  We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.  At June 30, 2009, clearing assets include stock borrows of $603.8 million and clearing liabilities include stock loans of $602.7 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act.  NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital.  NYFIX International and FIXCITY are registered firms with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.  At June 30, 2009, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $35.7 million, $22.1 million in excess of our aggregate requirement of $13.6 million (including the $10 million excess required by DTCC).

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

In May 2009, we infused an additional $2.5 million and $0.3 million of equity capital into NYFIX Millennium and FIXCITY, respectively, to provide further regulatory capital resources to meet daily regulatory requirements.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the six months ended June 30, 2009 was $3.8 million.  This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $1.4 million, and capitalized software costs of $2.4 million.

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

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for datacenter equipment and software purchases, and issuances of capital stock for general corporate purposes and business development activities.  At June 30, 2009, we had short-term debt and capital lease obligations outstanding aggregating $12.6 million (including long term portions).

At June 30, 2009, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender.  The convertible notes incur interest at a rate of 5% per year and are due in December 2009.  At June 30, 2009, the price at which the lender could convert the convertible notes into shares of our common stock was $5.61 per share.

Net cash used in financing activities for the six months ended June 30, 2009 and 2008 was $0.8 million, consisting primarily of principal payments under capital lease obligations.

Commitments and Contingencies

There are ongoing SEC and United States Attorney’s Office investigations into our accounting for stock option grants and an SEC investigation into our accounting for the losses incurred by NYFIX Millennium.  We are currently unable to predict the outcomes and reasonably estimate the amounts of loss, if any, with respect to these matters.  With respect to certain of these matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on our financial condition. In addition, other actions may be brought against us related to these matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the three months ended June 30, 2009, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2008 Form 10-K.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of June 30, 2009.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2009.

There were no changes in our internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there have been no material changes during the three months ended June 30, 2009, with respect to the legal proceedings described in Part I, Item 3, Legal Proceedings, included in our 2008 Form 10-K.

We were named as a nominal defendant in Federal and state shareholder derivative actions against us and several of our current and former officers and directors, asserting, among other things, claims under the federal securities laws, corporate waste, fraud and breach of fiduciary duty against all the individual defendants based on claimed backdating of stock option grants to these individuals between 1997 and 2003.  In addition, certain stockholders made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in these actions.

On February 25, 2009, we entered into a global settlement agreement relating to the derivative litigation matters for historical stock option granting practices.  The agreement required that we adopt certain corporate governance practices and provides for a payment of $1.3 million in legal fees to plaintiffs’ counsel that was paid directly by our insurance carrier.  The motion received final court approval on June 4, 2009, and is no longer subject to appeal.

Item 1A. Risk Factors

Except as described below, there have been no material changes during the three months ended June 30, 2009 with respect to the Risk Factors described in Part I, Item 1A, Risk Factors, included in our 2008 Form 10-K.

We are the subject of several administrative proceedings relating to our granting of stock options to certain of our employees, officers and directors. We are unable to predict the outcome of these proceedings and can give no assurances that the outcome of these proceedings will not have a material impact on us or that other proceedings will not be initiated.

We were named as a nominal defendant in Federal and state shareholder derivative actions against us and several of our current and former officers and directors, asserting, among other things, claims under the federal securities laws, corporate waste, fraud and breach of fiduciary duty against all the individual defendants based on claimed backdating of stock option grants to these individuals between 1997 and 2003.  In addition, certain stockholders made formal inquiries regarding alleged violations of Section 16(b) of the Exchange Act based on the same facts alleged in these actions.

On February 25, 2009, we entered into a global settlement agreement relating to the derivative litigation matters for historical stock option granting practices.  The agreement required that we adopt certain corporate governance practices and provided for a payment of $1.3 million in legal fees to plaintiffs’ counsel that was paid directly by our insurance carrier.  The motion received final court approval on June 4, 2009, and is no longer subject to appeal.

The SEC’s investigation regarding our granting of stock options and the grand jury subpoena from the U.S. Attorney for the Southern District of New York, however, are still pending against us, although a significant period of time has passed since we were last contacted regarding such proceedings.  We are unable to predict the outcome of these proceedings and can give no assurances that the outcome of these proceedings will not have a material impact on us or that other proceedings will not be initiated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       Not applicable.

Item 3. Defaults Upon Senior Securities

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2009 Annual Meeting of Stockholders on June 15, 2009. At the meeting, our stockholders voted on the following two proposals and cast their votes as follows:

Proposal 1: To elect (by holders of Common Stock only) the following nominees as directors:

Nominee	For	Withheld
P. Howard Edelstein	29,932,375	5,479,833
Lon Gorman	29,938,835	5,473,373
Mitchel A. Lenson	28,752,865	6,659,343
Michael J. Passarella	28,753,101	6,659,107
Richard Y. Roberts	30,016,617	5,395,591
Thomas C. Wajnert	28,725,781	6,686,427

Two of our directors, Cary J. Davis and William H. Janeway, were elected by holders of our Series B Preferred Stock (the “Series B Directors”) on June 15, 2009.  The Series B Directors were not elected by holders of our Common Stock at our Annual Meeting.

Proposal 2: To ratify the appointment of Friedman LLP (“Friedman”) as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

	For	Against	Abstain
Common Stock	35,000,877	139,158	272,173
Series B Preferred Stock	1,500,000 (or 15,000,000 votes)	0	0

Please see our Proxy Statement filed with the SEC on April 28, 2009 in connection with the Annual Meeting for a complete description of the matters voted upon.

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

NYFIX, INC.

August 10, 2009	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

August 10, 2009	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer