Form 10-Q
period 2009-09-30
NYFIX INC
filed 2009-11-06
CIK 99047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Yes ☐ No  ☒

There were 39,332,757 shares of our common stock outstanding on November 3, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

When we use the terms “NYFIX”, the “Company”, “we”, “us” and “our”, we mean NYFIX, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains statements that constitute “forward-looking statements” within the meaning of the safe harbor provisions of The Private Securities Litigation Reform Act of 1995.  In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” and the negative of these terms and other comparable terminology.  These forward-looking statements, which are subject to known and unknown risks, uncertainties and assumptions about us, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business.  These statements are only predictions based on our current expectations and projections about future events.  There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements.  In particular, you should consider the numerous risks and uncertainties described under Part I Item 1A. - Risk Factors in our Annual Report on Form 10-K for the fiscal year December 31, 2008 (“2008 Form 10-K”) and Part II Item 1A. - Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Forward-looking statements include, but are not limited to, statements about:

•	our ability to close the pending merger transaction with NYSE Technologies, Inc. (“NYSE Technologies”),
•	the impact of current market conditions on the financial stability of our clients including consolidations and closures;
•	our expectations with respect to securities markets and general economic conditions;
•	the impact of regulation and regulatory actions;
•	the effects of current, pending and future legislation, including changes to Regulation ATS;
•	actions and initiatives by both current and future competitors;
•	our business’ competitive position;
•	our ability to keep up with rapid technological change;
•	the impact of recording a significant impairment charge due to the fact that we have not been profitable;
•	our business’ possible or assumed future results of operations and cash flows;
•	potential growth opportunities available to our business;
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

 PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$50,204	$55,966
Accounts receivable, less allowances of $696 and $1,142, respectively	16,962	14,120
Clearing assets	517,022	400,638
Prepaid expenses and other current assets	3,070	3,702
Total current assets	587,258	474,426
Property and equipment, net of accumulated depreciation and amortization of $29,648 and $28,963, respectively	17,506	20,508
Capitalized software costs, net of accumulated amortization of $13,923 and $17,710, respectively	9,695	8,701
Goodwill	47,325	47,170
Acquired intangible assets, net of accumulated amortization of $12,484 and $11,787, respectively	7,148	7,422
Other assets, net	451	564
Total assets	$669,383	$558,791

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$21,063	$21,656
Clearing liabilities	515,671	399,927
Current portion of capital lease obligations	1,267	1,358
Convertible notes	9,993	9,971
Current portion of other long-term liabilities	1,210	1,014
Deferred revenue	7,973	5,271
Total current liabilities	557,177	439,197
Long-term portion of capital lease obligations	940	1,469
Other long-term liabilities	870	1,021
Total liabilities	558,987	441,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized:
Series A, none issued	-	-
Series B Voting Convertible, 1,500,000 shares issued and outstanding; liquidation preference of $76,313 at September 30, 2009	62,092	62,092
Series C Non-Voting Convertible, none issued	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,249,865 and 39,510,917 shares issued, respectively	275,868	271,319
Accumulated deficit	(212,111)	(200,012)
Treasury stock, 923,108 shares, at cost	(12,600)	(12,600)
Accumulated other comprehensive loss	(2,853)	(3,695)
Total stockholders' equity	110,396	117,104
Total liabilities and stockholders' equity	$669,383	$558,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue:
Subscription and maintenance	$18,725	$17,747	$54,893	$52,772
Transaction	6,903	10,842	22,108	34,941
Product sales and services	280	586	1,382	1,491
Total revenue	25,908	29,175	78,383	89,204

Cost of revenue:
Subscription and maintenance	6,916	7,985	21,389	23,457
Transaction	7,739	5,595	21,819	17,649
Product sales and services	22	86	79	254
Total cost of revenue	14,677	13,666	43,287	41,360

Gross profit	11,231	15,509	35,096	47,844

Operating expense:
Selling, general and administrative	13,402	18,251	41,659	58,871
Strategic initiative costs	3,317	-	3,754	-
Depreciation and amortization	391	471	1,188	1,412
Restructuring charge	-	-	748	216
SEC investigation, restatement and related expenses	-	170	(634)	438
Integration charges	-	139	-	735

Loss from operations	(5,879)	(3,522)	(11,619)	(13,828)

Interest expense	(197)	(123)	(623)	(489)
Investment income	15	251	143	1,027
Loss before income tax provision	(6,061)	(3,394)	(12,099)	(13,290)
Income tax provision	-	128	-	383
Net loss	(6,061)	(3,522)	(12,099)	(13,673)
Accumulated preferred dividends	(433)	(827)	(890)	(2,796)
Loss applicable to common stockholders	$(6,494)	$(4,349)	$(12,989)	$(16,469)

Basic and diluted loss per common share	$(0.17)	$(0.11)	$(0.33)	$(0.44)
Basic and diluted weighted average common shares outstanding	39,317	38,044	38,891	37,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2009
(in thousands, except share amounts)

	Series B Voting Convertible preferred stock issued		Preferred stock dividend	Common stock issued		Accumulated	Treasury	Accumulated other comprehensive	Total stockholders'
	Shares	Amount	distributable	Shares	Amount	deficit	stock	loss	equity
Balance December 31, 2008	1,500,000	$62,092	$-	39,510,917	$271,319	$(200,012)	$(12,600)	$(3,695)	$117,104

Comprehensive loss:
Net loss	-	-	-	-	-	(12,099)	-	-	(12,099)
Foreign currency translation adjustment	-	-	-	-	-	-	-	842	842
Total comprehensive loss									(11,257)

Issuance of common stock for restricted stock units settled in shares	-	-	-	213,948	-	-	-	-	-
Declaration of preferred stock dividend			457		(457)	-	-	-	-
Common shares issued in payment of preferred stock dividend	-	-	(457)	525,000	457	-	-	-	-
Contingent conversion price adjustment related to convertible notes	-	-	-	-	13	-	-	-	13
Stock-based compensation expense	-	-	-	-	4,536	-	-	-	4,536
Balance September 30, 2009	1,500,000	$62,092	$-	40,249,865	$275,868	$(212,111)	$(12,600)	$(2,853)	$110,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

NYFIX, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(12,099)	$(13,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,497	7,691
Restructuring charge	748	216
Non-cash integration charges	-	502
Stock-based compensation expense	4,536	6,406
Amortization of debt discounts and premiums	35	36
Deferred income taxes	-	146
Provision for (recovery of) doubtful accounts	307	(46)
Other, net	21	-
Changes in assets and liabilities:
Accounts receivable	(3,035)	1,025
Clearing assets	(116,202)	177,909
Prepaid expenses and other assets	836	1,928
Deferred revenue	2,633	184
Accounts payable, accrued expenses and other liabilities	(1,227)	(2,911)
Clearing liabilities	115,652	(180,567)
Net cash provided by (used in) operating activities	702	(1,154)
Investing activities:
Capital expenditures for property and equipment	(1,760)	(4,345)
Capitalization of software costs	(3,668)	(4,191)
Tax benefit attributable to goodwill	-	237
Payment for acquisition of minority interests	-	(7,227)
Payment for acquisition, net of cash received	-	(6,946)
Proceeds from sale of discontinued operations, net	-	2,066
Net cash used in investing activities	(5,428)	(20,406)
Financing activities:
Principal payments under capital lease obligations	(1,040)	(798)
Proceeds from issuance of common stock, net of issuance costs	-	12
Purchases of treasury shares	-	(71)
Other, net	(167)	(245)
Net cash used in financing activities	(1,207)	(1,102)
Effect of exchange rate changes on cash	171	(493)
Net decrease in cash and cash equivalents	(5,762)	(23,155)
Cash and cash equivalents, beginning of period	55,966	75,657
Cash and cash equivalents, end of period	$50,204	$52,502

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

2.        Signed Merger Agreement

On August 26, 2009, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with NYSE Technologies, a wholly-owned subsidiary of NYSE Euronext, which was approved by the Company’s stockholders at a special meeting of stockholders on November 3, 2009. The completion of the merger is subject to the satisfaction of certain remaining customary conditions.  The Company currently expects the transaction to close during the fourth quarter of 2009.  Following completion of the merger, the Company will become a wholly-owned subsidiary of NYSE Technologies, and the Company’s common stock will no longer be quoted on Nasdaq or publicly held.

Pursuant to the terms of the Merger Agreement, upon completion of the merger the holders of the Company’s common stock will be entitled to receive $1.675 per common share in cash, without interest, and holders of the Company’s Series B Preferred Stock will receive $50.134 per preferred share in cash, without interest.  The total value of the all cash deal, including payments for employee restricted stock units and the value of stock option awards, is approximately $144 million.

The Merger Agreement was the result of a process that was launched by the Company in December 2008. In connection with this process, the Company incurred strategic initiative costs consisting of advisory fees, legal fees, accounting and tax advisory fees, as well as meeting fees for a special committee of the Board of Directors of $3.3 million and $3.8 million for the three and nine months ended September 30, 2009, respectively.  These costs do not include any amounts that are contingent on the consummation of the proposed merger transaction.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

3.        Equity Incentive Plans

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

The fair value of options is estimated using the Black-Scholes option-pricing model which considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Although the Black-Scholes model meets the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation, the fair values generated by the model may not be indicative of the actual fair values of the Company’s awards, as it does not consider other factors important to those stock-based compensation awards, such as continued employment, periodic vesting requirements, and limited transferability.

In connection with the Merger Agreement discussed in Note 2, each outstanding RSUs (including time-based, market-based and performance-based) will vest and be cancelled and the holders will vest and receive in cash $1.675 per share.  Each outstanding stock options (including time-based and performance-based) will be cancelled and exchanged for the amount, if any, by which $1.675 exceeds the per share exercise price.

Time-based Stock Option Awards

A summary of activity under time-based stock option plans for the nine months ended September 30, 2009, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	8,834,714	$5.42
Granted	144,922	$1.03
Exercised	-	$-
Cancelled	(682,143)	$8.70
Outstanding at end of the period	8,297,493	$5.07	7.6	$142
Exercisable at end of the period	5,476,457	$5.57	7.3	$14

Time-Based RSUs

A summary of activity under time-based RSUs for the nine months ended September 30, 2009, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value	Aggregate intrinsic value (in thousands) (1)

Outstanding at beginning of the year	652,472	$4.23
Granted	218,548	$0.88
Settled with shares	(213,948)	$4.22	$186
Cancelled	(54,913)	$4.33
Outstanding at end of the period	602,159	$3.02

(1) Represents the value of NYFIX stock on the date that the restricted stock units vested.
On grant date the fair value for these vested awards was $917,000.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

A summary of activity of the Company’s performance-based stock options for the nine months ended September 30, 2009, follows:

Options	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)

Outstanding at beginning of the year	1,728,855	$4.47
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at end of the period	1,728,855	$4.47	8.1	$-
Exercisable at end of the period	-	$-	-	$-

A summary of activity of the Company’s RSUs with performance and market conditions for the nine months ended September 30, 2009, follows:

Restricted Stock Units	Shares	Weighted average grant date fair value

Outstanding at beginning of the year	322,917	$4.60
Granted	734,633	$0.80
Settled in shares	-	$-
Cancelled	(12,500)	$4.60
Outstanding at end of the period	1,045,050	$1.93

Stock-based Compensation Expense

Stock-based compensation expense during the three and nine months ended September 30, 2009 was approximately $1.6 million and $4.5 million, respectively.  Stock-based compensation expense during the three and nine months ended September 30, 2008 was approximately $1.6 million and $6.4 million, respectively.

As of September 30, 2009, there was $8.7 million of unrecognized compensation costs related to outstanding awards.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

4.        Loss Per Share Applicable to Common Stockholders

   The following table sets forth the computations of loss per share amounts applicable to common stockholders for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Net loss	$(6,061)	$(3,522)	$(12,099)	$(13,673)
Less: Accumulated preferred dividends	(433)	(827)	(890)	(2,796)
Loss applicable to common stockholders, basic and diluted	$(6,494)	$(4,349)	$(12,989)	$(16,469)

Basic and diluted loss per common share	$(0.17)	$(0.11)	$(0.33)	$(0.44)

Weighted average common shares outstanding (1):
Basic and diluted shares	39,317	38,044	38,891	37,611

Potentially dilutive securities (2):
Outstanding time-based stock options (3)	8,297	9,330	8,297	9,330
Outstanding time-based restricted stock units (3)	602	671	602	671
Warrants (3)	2,250	2,250	2,250	2,250
Convertible notes (3)	1,783	1,776	1,783	1,776
Convertible preferred stock (3)	15,000	15,000	15,000	15,000

(1)	Excludes nonvested restricted stock and restricted stock units.
(2)	Excludes grants with performance and market conditions as the necessary conditions have not been satisfied.
(3)
The impact of time-based stock options, time-based restricted stock units, warrants, the convertible notes and the convertible preferred stock on earnings per share is antidilutive in a period of loss.

5.        Other Balance Sheet Information

Accounts payable and accrued expenses consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in thousands)	2009	2008
Accounts payable	$8,147	$11,260
Compensation and related	7,106	7,737
Strategic initiative costs	3,107	-
Taxes, other than income and payroll taxes	1,236	815
Other	1,467	1,844
Total accounts payable and accrued expenses	$21,063	$21,656

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

6.        Broker-Dealer Operations

Clearing Assets and Liabilities

Clearing assets and liabilities consisted of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in thousands)	2009	2008
Securities borrowed	$513,553	$396,784
Securities failed-to-deliver	1,128	1,375
Deposits with clearing organizations and others	1,534	1,502
Receivables from clearing organizations and firms	807	977
Total clearing assets	$517,022	$400,638

Securities loaned	$513,398	$397,269
Securities failed-to-receive	146	1,716
Payables to clearing organizations and firms	2,127	942
Total clearing liabilities	$515,671	$399,927

Securities Lending

The Company receives collateral under securities borrowed transactions, which it is allowed by contract or custom to sell or repledge.  As of September 30, 2009, securities borrowed with a fair value of $495.8 million were repledged for securities loaned.  The gross amounts of interest earned on cash provided to counterparties as collateral for securities borrowed and interest incurred on cash received from counterparties as collateral for securities loaned and the resulting net amount included in transaction revenue for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Interest earned	$670	$2,088	$2,741	$7,067
Interest incurred	(491)	(1,811)	(2,158)	(6,274)
Net	$179	$277	$583	$793

Regulatory Net Capital Requirements

U.S. registered broker-dealer subsidiaries - NYFIX Securities Corporation (“NYFIX Securities”) and NYFIX Millennium L.L.C. (“NYFIX Millennium”) are subject to the SEC’s Uniform Net Capital Rule (15c3-1), which requires the maintenance of minimum regulatory net capital.  NYFIX Securities has elected to use the alternative method, as permitted by the rule, which requires the maintenance of minimum regulatory capital (as defined in the rule) equal to the greater of $250,000 or 2% of aggregate debit items arising from customer transactions (as defined in the rule).  NYFIX Securities’ membership in the Depository Trust & Clearing Corporation (the “DTCC”) requires it to maintain excess regulatory net capital of $10.0 million.  NYFIX Millennium has elected to use the aggregate indebtedness standard method, which requires that the ratio of aggregate indebtedness to regulatory net capital (both as defined in the rule) shall not exceed 15 to 1.  The regulatory net capital ratio for NYFIX Millennium at September 30, 2009 was 0.59 to 1.

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

At September 30, 2009, the aggregate regulatory net capital/resources of the Company’s regulated subsidiaries in the U.S. and U.K. were $31.3 million, which was $18.0 million in excess of the Company’s aggregate requirement of $13.3 million (including the $10 million excess required by DTCC).

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

7.        Income Taxes

The income tax provision differs from the statutory U.S. federal income tax rate due primarily to a valuation allowance provided against net deferred tax assets.  As described in the Company’s 2008 Form 10-K, the Company maintains a valuation allowance in accordance with ASC Topic 740, Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

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

The liabilities related to the restructuring charges are included in the current portion of other long-term liabilities and other long-term liabilities.  The following table summarizes the activity in the liabilities related to the restructuring charges for the nine months ended September 30, 2009:

(in thousands)	Lease costs, net of sublease income	Property and equipment write-offs	Total

2004 restructuring costs
Remaining liability at December 31, 2008	$454	$-	$454
Cash payments	(226)	-	(226)
Non-cash charges and other	38	-	38
Remaining liability at September 30, 2009	266	-	266

2009 restructuring costs
Restructuring charge	521	227	748
Cash payments	(218)	-	(218)
Non-cash charges and other	106	(227)	(121)
Remaining liability at September 30, 2009	409	-	409

Total restructuring liability at September 30, 2009	$675		675

	Less: current portion		(496)
	Long-term portion		$179

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

9.        Total Comprehensive Loss

The components of total comprehensive loss were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2009	2008	2009	2008
Net loss	$(6,061)	$(3,522)	$(12,099)	$(13,673)
Foreign currency translation adjustment	(437)	(896)	842	(1,062)
Total comprehensive loss	$(6,498)	$(4,418)	$(11,257)	$(14,735)

10.      Business Segment Information

 In accordance with ASC Topic 280, Segment Reporting ("ASC 280"), the Company is reporting certain information relating to its operating segments.  The Company’s segments are organized into three operating divisions through which the Company’s chief operating decision makers manage the Company’s business.  These divisions, as described in more detail below, are organized around the products and services provided to customers and represent the Company’s reportable segments under ASC 280.

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

Transaction Services Division.  The Transaction Services Division is currently comprised of the two U.S. registered broker-dealer subsidiaries, NYFIX Millennium and NYFIX Securities, together with NYFIX International in the U.K.  NYFIX Millennium, an alternative trading system (“ATS”) registered under SEC Regulation ATS, provides anonymous matching and routing of U.S. equity securities.  NYFIX Securities provides direct electronic market access and algorithmic trading products, operates a matched-book stock borrow/stock loan business and clears trades on behalf of itself and NYFIX Millennium.  Effective January 1, 2009, the results of Euro Millennium are reported within the Transaction Services Division as the Company determined that this initiative is no longer in its introductory phase based on second half 2008 growth in executed volumes.  During the three and nine months ended September 30, 2008, the Company incurred costs of $2.0 million and $6.7 million, respectively, related to Euro Millennium.  These costs are included in Corporate & Other in the segment information reported below.

Order Management Systems Division.  The OMS Division provides software applications for the management of New York Stock Exchange (“NYSE”) and NASDAQ listed trading activities.  These products also enable customers to take advantage of the broad range of products and services offered by the Company’s other divisions.  The Company does not allocate to the OMS Division any introductory revenue for business generated by the FIX Division and the Transaction Services Division from OMS Division clients.  The operating loss for the OMS Division during the nine months ended September 30, 2008 includes severance related restructuring charges associated with discontinuing the Fusion OMS product of $0.7 million, as well as additional operating losses of $0.8 million during the nine months ended September 30, 2008,  associated with supporting the Fusion OMS product during the wind-down phase.

The Company does not currently break out total assets by reportable segment as there is a high level of shared utilization between certain reportable segments.

The following table presents information by reportable segment for the three and nine months ended September 30, 2009 and 2008:

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

		Transaction
		Services	OMS	Corporate &
(in thousands)	FIX Division	Division (1)	Division	Other (2)	Total
Three Months Ended September 30, 2009
Revenue - external customers	$18,344	$6,972	$592	$-	$25,908
Revenue (cost of revenues), net - intersegment	(102)	86	16	-	-
Net revenue	18,242	7,058	608	-	25,908
Operating income (loss) (3)	5,369	(6,234)	(1,070)	(3,944)	(5,879)

Three Months Ended September 30, 2008
Revenue - external customers	$16,690	$11,791	$694	$-	$29,175
Revenue (cost of revenues), net - intersegment	645	(766)	121	-	-
Net revenue	17,335	11,025	815	-	29,175
Operating income (loss) (3)	1,855	(1,055)	(1,316)	(3,006)	(3,522)

Nine Months Ended September 30, 2009
Revenue - external customers	$53,911	$22,300	$2,172	$-	$78,383
Revenue (cost of revenues), net - intersegment	(405)	425	(20)	-	-
Net revenue	53,506	22,725	2,152	-	78,383
Operating income (loss) (3)	14,378	(18,715)	(3,021)	(4,261)	(11,619)

Nine Months Ended September 30, 2008
Revenue - external customers	$47,895	$38,004	$3,305	$-	$89,204
Revenue (cost of revenues), net - intersegment	2,210	(2,756)	546	-	-
Net revenue	50,105	35,248	3,851	-	89,204
Operating income (loss) (3)	5,380	(4,103)	(6,684)	(8,421)	(13,828)

(1) Includes an operating loss for Euro Millennium for the three and nine months ended September 30, 2009 of $2.1 million and $6.0 million, respectively.

(2) Corporate & Other includes strategic initiative costs, SEC investigation, restatement and other related expenses/recoveries, corporate restructuring costs/reversals, Euro Millennium costs, certain transitional costs and other corporate items which are not allocated to reportable segments.

(3) Operating income (loss) by segment reflects a significant amount of costs which are allocated by headcount, usage and other methods, depending on the nature of the cost.

11.      Commitments and Contingencies

Shareholder Litigation

Following the announcement of the Merger Agreement on August 27, 2009, an action, styled Wissinger, et al. v. NYFIX, Inc., et al., purporting to challenge the merger, was filed in the Supreme Court of the State of New York (County of New York, Commercial Division) on September 2, 2009 (Index No. 650541/09). This case asserts claims on behalf of a purported class of NYFIX stockholders against NYFIX, each of its directors, NYSE Euronext and Warburg Pincus LLC, related to an alleged breach of fiduciary duty in connection with the merger. The complaint alleges, among other things, that the NYFIX directors, aided and abetted by NYSE Euronext and Warburg Pincus LLC, breached their fiduciary duties by failing to maximize stockholder value.  Among other things, the complaint seeks to enjoin NYFIX and its directors from completing the merger.  The complaint also seeks unspecified monetary damages.

On September 14, 2009, a second action purporting to challenge the merger, styled Minard, et al. v. Warburg Pincus Private Equity IX, LP, et al., was filed in the Delaware Court of Chancery (Case No. 4894-VCS).  This case also asserts claims on behalf of a purported class of NYFIX stockholders, and names as defendants NYFIX, each of NYFIX’s directors, NYSE Euronext, NYSE, CBR Acquisition Corp., Warburg Pincus Private Equity IX, LP, Warburg Pincus & Co. and Warburg Pincus LLC.  The Minard complaint alleges, among other things, that the NYFIX directors, aided and abetted by the NYSE and Warburg Pincus defendants, breached their fiduciary duties by failing to maximize stockholder value.  Among other things, the complaint seeks to enjoin NYFIX and NYFIX’s directors from completing the merger.  The complaint also seeks unspecified monetary damages.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

On September 23, 2009, a third action purporting to challenge the merger, styled Winspear, et al. v. Edelstein, et al., was filed in the Supreme Court of the State of New York (County of New York, Commercial Division) (Index No. 602937/09). This case also asserts claims on behalf of a purported class of NYFIX stockholders, and names NYFIX, each of NYFIX’s directors, NYSE, CBR Acquisition Corp. and Warburg Pincus LLC as defendants. Like the Wissinger and Minard complaints, the Winspear complaint alleges that the NYFIX directors breached their fiduciary duties by failing to maximize stockholder value. The Winspear complaint also asserts, among other things, that NYFIX directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy statement filed with the SEC on September 10, 2009 concerning the merger.  The complaint alleges that NYFIX, Warburg Pincus LLC and the NYSE defendants aided and abetted these purported breaches of fiduciary duties by NYFIX directors. Among other things, the complaint seeks to enjoin NYFIX and NYFIX’s directors from completing the merger, and unspecified monetary damages.

The Company, the other defendants and the plaintiffs entered into a memorandum of understanding dated as of October 23, 2009 regarding the settlement-in-principle of the lawsuits described above. In connection with the settlement, the parties agreed that the Company would make certain additional disclosures to its stockholders beyond the information provided in the definitive proxy statement. Those additional disclosures were made through a Current Report on Form 8-K filed with the SEC on October 23, 2009.   The settlement-in-principle is subject to certain customary conditions, including confirmatory discovery, consummation of the transaction, and court approval, and is conditioned upon on the closing of the merger transaction.   The settlement will not change any of the terms of the merger or the Merger Agreement.

The Company and the other defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the lawsuits described above, including that the Company or they have committed any violations of law or breach of fiduciary duty, that the Company or they have acted improperly in any way, or that the Company or they have any liability or owe any damages of any kind to the plaintiffs or to the purported class. The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, to avoid the risk and cost of continuing litigation, the Company and its directors agreed to the settlement described above. The parties considered it desirable that the action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the matter.

SEC Investigation

The Company is the subject of an SEC investigation dating to October 2004.  The investigation relates to the Company’s historical stock option granting practices and related matters.  In March and April 2005, the SEC issued subpoenas to a current director and to former officers and directors of the Company.  The SEC has taken testimony from one current director, at least three former directors and at least one of the Company’s former employees, as well as from third parties, including the Company’s former independent registered public accounting firm.  The SEC has also issued subpoenas to at least two current and former directors from whom it has not asked for testimony.  The Company provided more than 800,000 pages of documents to the SEC in relation to this investigation during the period from January 2006 to April 2007 and believes that it has completed producing responsive documents.  The Company’s last communication with the SEC regarding this investigation was in June 2007.  This matter is still pending as of September 30, 2009.

Grand Jury Subpoena

In May 2006, the Company received a grand jury subpoena from the U.S. Attorney for the Southern District of New York.  The subpoena sought documents relating to the Company’s granting of stock options.  With the agreement of the Assistant U.S. Attorney handling the case, the Company has responded to the subpoena by producing the documents it produced to the staff of the Division of Enforcement of the SEC.  The U.S. Attorney has also conducted interviews with at least one current employee and two former employees (one of whom is a former officer) and with at least one employee of the Company’s former independent registered public accounting firm.  The Company’s last communication with the U.S. Attorney regarding this investigation was in July 2006.  This matter was still pending as of September 30, 2009.

Related Tax Matters

Subsequent to the sale of NYFIX Overseas, Inc. (“NYFIX Overseas”) in August 2006, GL Trade S.A. (“GL”) forwarded correspondence from the Inland Revenue relating to NYFIX Overseas’ potential liability for payroll tax withholdings on prior option exercises by certain former employees.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

As a result of indemnification provisions agreed to by the Company in connection with its sale of NYFIX Overseas to GL, the Company determined that it has exposure due to the fact that former management did not properly withhold employee income and related payroll taxes related to historical stock option activity.  As a result, the Company has recorded a liability of $1.8 million related to stock option exercises under Pay As You Earn, or PAYE, and National Insurance Contribution provisions.  The Company’s ongoing indemnity obligation to GL, however, relates solely to those representations and warranties covering tax matters and employee benefits and terminates upon expiration of any applicable statutory period of limitation.  The Company’s maximum liability under this ongoing indemnity obligation is $4.5 million.

Based upon the current information available and the liabilities recognized, the Company believes the resolution of this tax matter will not have a material adverse effect on its consolidated financial condition or results of operations.

NYFIX Millennium SEC Inquiry

The Company is the subject of a second SEC investigation dating to October 2004.  The investigation relates to the restatement of the Company’s 1999 through 2002 consolidated financial statements filed in May 2004 and questions the Company’s accounting for the losses incurred by NYFIX Millennium.  In March 2006, the Company announced that the SEC Enforcement Staff had advised that it was recommending that the SEC close its inquiry into this matter without any action being taken against the Company or any individual.  The Staff’s recommendation is subject to a formal approval process within the SEC.  Such formal approval is still pending as of September 30, 2009.

Other

During the normal course of business, the Company becomes involved in various routine legal proceedings.  The Company believes that it is not presently a party to any material litigation other than as described above, the outcome of which could reasonably be expected to have a material adverse effect on its consolidated financial statements.

During the three and nine months ended September 30, 2008, the Company incurred costs of $0.2 million and $0.4 million, respectively, relating to the stock option investigation and subpoenas, the grand jury subpoena, related shareholder derivative litigation that has been settled and the pursuit of insurance recoveries.  These costs included outside counsel and forensic accountants.  These costs do not include any portion of time that the Company’s employees dedicated to these matters.  For the nine months ended September 30, 2009, the Company recorded a net benefit related to these matters of $0.6 million, reflecting the receipt of insurance proceeds of $0.7 million for claims submitted under the Company’s prior Director and Officers insurance policies to recover these costs, partially offset by additional costs of $0.1 million.

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

At September 30, 2009 and December 31, 2008, the Company had outstanding 1.5 million shares of Series B Preferred Stock.  Dividends on the Series B Preferred Stock are payable semiannually in shares of the Company’s common stock.  The number of shares issuable in payment of dividends is determined at an annual rate of 7% of the $75 million purchase price (or $50 per share), divided by the conversion price in effect (currently $5.00).  Dividends on the Series B Preferred Stock are cumulative and all accumulated but unpaid dividends on the Series B Preferred Stock must be paid before any cash dividends may be paid to holders of common stock.

The next dividend on the Series B Preferred Stock is scheduled to be paid December 31, 2009.  An estimate of the impact of the unpaid preferred dividends since July 1, 2009 of $0.4 million has been included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2009, based upon the closing price of the Company’s common stock of $1.65 at September 30, 2009.  Pursuant to a letter agreement between Warburg Pincus Private Equity IX, L.P., NYSE Technologies and the Company, upon the completion of the merger with NYSE Technologies (see Note 2), the consideration paid for the Series B Preferred Stock will include $0.2 million for unpaid dividends since July 1, 2009.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Common Stock and Treasury Stock

At December 31, 2008, the Company had outstanding 38,587,809 shares of common stock, with 923,108 shares held in treasury.

During the nine months ended September 30, 2009, restricted stock units totaling 213,948 shares vested and were settled in shares.

On June 15, 2009, the Board of Directors declared a dividend, payable June 30, 2009, to holders of Series B Preferred Stock in payment of dividends accumulated from January 1, 2009 through June 30, 2009; as a result, the Company issued 525,000 shares of common stock, with a fair value of approximately $457,000 based on the market price of its common stock on the declaration date.

As a result of the foregoing activity, at September 30, 2009, the Company had outstanding 39,326,757 shares of common stock, with 923,108 held in treasury.

13.      Supplemental Cash Flow Information

Information about other cash flow activities during the nine months ended September 30, 2009 and 2008 follows:

	Nine Months Ended September 30,
(in thousands)	2009	2008
Supplemental disclosures of cash flow information:
Cash paid for interest	$729	$547
Cash paid for income taxes	$589	$438
Supplemental schedule of noncash investing and financing information:
Capital lease obligations incurred for the purchase of property and equipment and prepaid maintenance	$421	$2,522
Vendor financing on the purchase of property and equipment and prepaid maintenance	$-	$297
Common stock issued for preferred stock dividends	$457	$4,410
Common stock issued from treasury pursuant to employment agreement	$-	$300

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

Sources of Revenue

Our revenues consist of subscription and maintenance fees, transaction fees, and product sales and services revenues.  As a percentage of our total revenues during the nine months ended September 30, 2009, subscription and maintenance revenues accounted for 70%, transaction revenue accounted for 28%, and product sales and services revenue accounted for 2%.

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

Transaction revenue primarily consists of per-share commissions charged to clients who send and receive a match and execution in our NYFIX Millennium ATS and clients to whom we provide execution and smart order routing technology, gateways to access markets and algorithmic trading ability in: (i) their own name, (ii) a third-party name, or (iii) our name.  Revenue for these services is generally invoiced monthly in arrears or is obtained through the clearing process within three days of the trade date, and is recognized on a trade date basis, in the period in which it is earned.  Transaction revenue also includes the net interest spread on our matched book of securities borrowed/loaned.

Because commission revenues are earned on a per-transaction basis, such revenues fluctuate from period to period depending on (i) the volume of securities traded through our services in the U.S. and the U.K. and (ii) our commission rates.  Commission revenues are primarily generated by orders delivered to us from direct computer-to-computer links driven by our clients’ routing technology, our FIXTrader order management system and other vendors’ products, as well as third-party order routing networks and phone orders from our customers.

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

Recent Developments

Agreement and Plan of Merger

On August 26, 2009, we entered into an agreement and plan of merger (the “Merger Agreement”) with NYSE Technologies, Inc. (“NYSE Technologies”), a wholly-owned subsidiary of NYSE Euronext, which was approved by our stockholders at a special meeting of stockholders on November 3, 2009. The completion of the merger is subject to the satisfaction of certain customary conditions.  We currently expect the transaction to close during the fourth quarter of 2009.  Following completion of the merger, NYFIX will become a wholly-owned subsidiary of NYSE Technologies, and our common stock will no longer be quoted on Nasdaq or publicly held.

Pursuant to the terms of the Merger Agreement, upon completion of the merger the holders of our common stock will be entitled to receive $1.675 per common share in cash, without interest, and holders of the Series B Preferred Stock will receive $50.134 per preferred share in cash, without interest.  The total value of the all cash deal, including payments for employee restricted stock units and the value of in-the-money option awards, is approximately $144 million.

The Merger Agreement was the result of a process that we launched in December 2008. In connection with this process, we incurred strategic initiative costs consisting of advisory fees, legal fees, accounting and tax advisory fees, as well as meeting fees for a special committee of our Board of Directors of $3.3 million and $3.8 million for the three and nine months ended September 30, 2009, respectively. These costs do not include any amounts that are contingent on the consummation of the proposed merger transaction.

For additional background and information about the Merger Agreement and the proposed merger, please see our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 28, 2009.

Shareholder Litigation

Following the announcement of the Merger Agreement on August 27, 2009, several class action lawsuits purporting to challenge the merger were filed. On October 23, 2009, we entered into a memorandum of understanding to settle these lawsuits.  For further information, please see Part II. Item 1, “Legal Proceedings” below.

Euro Millennium

Due to the growth in matched volumes at the end of 2008, we determined that effective January 1, 2009, Euro Millennium is no longer in its introductory phase.  Based on this determination, the results for Euro Millennium are being presented as part of the Transaction Services Division with specific costs included in transaction cost of revenue and the various SG&A categories.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2009 and 2008

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2009	% of revenue	2008	% of revenue	2009	% of revenue	2008	% of revenue
Revenue:
Subscription and maintenance	$18,725	72%	$17,747	61%	$54,893	70%	$52,772	59%
Transaction	6,903	27%	10,842	37%	22,108	28%	34,941	39%
Product sales and services	280	1%	586	2%	1,382	2%	1,491	2%
Total revenue	25,908	100%	29,175	100%	78,383	100%	89,204	100%
Cost of revenue:
Subscription and maintenance (1)	6,916	27%	7,985	27%	21,389	27%	23,457	26%
Transaction (1)	7,739	30%	5,595	19%	21,819	28%	17,649	20%
Product sales and services (1)	22	0%	86	0%	79	0%	254	0%
Total cost of revenue	14,677	57%	13,666	47%	43,287	55%	41,360	46%
Gross profit	11,231	43%	15,509	53%	35,096	45%	47,844	54%
Operating expense:
Selling, general and administrative (1)	13,402	52%	18,251	63%	41,659	53%	58,871	66%
Strategic initiative costs	3,317	13%	-	0%	3,754	5%	-	0%
Depreciation and amortization	391	2%	471	2%	1,188	2%	1,412	2%
Restructuring charge	-	0%	-	0%	748	1%	216	0%
Integration charges	-	0%	139	0%	-	0%	735	1%
SEC investigation, restatement and related expenses	-	0%	170	1%	(634)	-1%	438	0%
Loss from operations	(5,879)	-23%	(3,522)	-12%	(11,619)	-15%	(13,828)	-16%
Interest expense	(197)	-1%	(123)	0%	(623)	-1%	(489)	-1%
Investment income	15	0%	251	1%	143	0%	1,027	1%
Loss before income tax provision	(6,061)	-23%	(3,394)	-12%	(12,099)	-15%	(13,290)	-15%
Income tax provision	-	0%	128	0%	-	0%	383	0%
Net loss	(6,061)	-23%	(3,522)	-12%	(12,099)	-15%	(13,673)	-15%
Accumulated preferred dividends	(433)	-2%	(827)	-3%	(890)	-1%	(2,796)	-3%
Loss applicable to common stockholders	$(6,494)	-25%	$(4,349)	-15%	$(12,989)	-17%	$(16,469)	-18%

Percentage sub-totals may not add due to rounding.
(1) Stock-based compensation included in the respective line items above follows:
Cost of revenue:
Subscription and maintenance	$101		$56		$285		$278
Transaction	61		31		172		122
Product sales and services	2		1		6		5
Selling, general and administrative	1,437		1,530		4,073		6,001
	$1,601		$1,618		$4,536		$6,406

Revenue

The following table presents our components of revenue:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%	2009	2008	$	%
Subscription and maintenance	$18,725	$17,747	$978	6%	$54,893	$52,772	$2,121	4%
Transaction	6,903	10,842	(3,939)	-36%	22,108	34,941	(12,833)	-37%
Product sales and services	280	586	(306)	-52%	1,382	1,491	(109)	-7%
Total revenue	$25,908	$29,175	$(3,267)	-11%	$78,383	$89,204	$(10,821)	-12%

Subscription and Maintenance

The increase in subscription and maintenance revenue for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, reflected the offsetting effects of an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division, and a decrease in subscriptions (and related managed services) of our OMS Division products.  The growth in messaging channels offered by our FIX Division was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions.  As of September 30, 2009, we had 10,114 billable order routing channels in service, an increase of 6% over the 9,569 billable order routing channels in service at September 30, 2008.  The decline in subscriptions (and related managed services) of our OMS Division products of $0.2 million, to $0.6 million for the three months ended September 30, 2009 compared to $0.8 million during the three months ended September 30, 2008, was due primarily to cancellations from certain clients.  Subscription and maintenance revenue related to software licenses increased $0.2 million to $1.7 million for the three months ended September 30, 2009 as compared to $1.5 million for the same period in 2008.

The increase in subscription and maintenance revenue for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, reflected an increase in subscriptions (and related managed services) of messaging channels offered by our FIX Division and the impact of the FIXCITY acquisition, partially offset by a decrease in subscriptions (and related managed services) of our OMS Division products.  The growth in messaging channels offered by our FIX Division was attributable to an increase in the number of Buy-Side to Sell-Side messaging channels, primarily for order routing, as we continued our efforts to increase the level of business with Buy-Side institutions.  The decline in subscriptions (and related managed services) of our OMS Division products of $1.7 million, to $2.2 million for the nine months ended September 30, 2009 compared to $3.9 million during the nine months ended September 30, 2008, was due primarily to the discontinuation of our Fusion OMS products, as well as cancellations from other clients.  Subscription and maintenance revenue related to software licenses increased $0.6 million to $5.0 million for the nine months ended September 30, 2009 as compared to $4.4 million for the same period in 2008.

Transaction

The decrease in transaction revenue for the three months ended September 30, 2009 was attributable to a decrease in commissions on trade executions.  Commissions decreased $3.9 million to $6.7 million during the three months ended September 30, 2009 compared to $10.6 million during three months ended September 30, 2008 due primarily to a $2.9 million and a $1.0 million decrease in commissions from Sell-Side and Buy-Side clients, respectively.  The decrease from Sell-Side clients was due to a decrease in matched volumes in NYFIX Millennium and a decrease in direct market access services, offset in part by an increase in the use of the NIX algorithmic and smart routing trading products and $0.8 million of revenue from Euro Millennium, which included $0.6 million of settlement fee revenue.  We expect this settlement fee revenue to decline in the fourth quarter of 2009 now that we have migrated certain clients to the SIX X-Clear central counterparty (CCP) clearing solution.  The average daily matched volume in NYFIX Millennium during the three months ended September 30, 2009 was 31.4 million shares, a 40% decrease over the average of 52.6 million shares matched during the three months ended September 30, 2008, due primarily to a market-wide decrease in traditional Buy-Side institutional trading volumes that access Millennium through Sell-Side algorithms and due to the increase in competition from the launch of several new dark pools.  This increased competition is also expected to put additional pressure on our commission rates.  The average daily matched value in Euro Millennium was €61.4 million ($87.7 million).  The additional decline in revenue from NYSE DOT direct market access services (including associated pass-through charges) of $0.4 million was primarily attributable to the decline in listed order flow being directed to the NYSE DOT execution system as a result of increased competition from other venues such as Direct Edge, NASDAQ and BATS.  The increase in commission from NIX algorithmic and smart routing trading products was due to the integration of our products into other third party order management systems giving us the ability to offer our products to a broader client base.

The decrease from Buy-Side clients was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers who offer enhanced technology solutions for certain clients and to a market-wide decrease in traditional Buy-Side institutional trading volumes.  Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.2 million during the three months ended September 30, 2009 compared to $0.3 million during the three months ended September 30, 2008.

The decrease in transaction revenue for the nine months ended September 30, 2009 was attributable to a decrease in commissions on trade executions.  Commissions decreased $12.7 million to $21.5 million during the nine months ended September 30, 2009 compared to $34.2 million during nine months ended September 30, 2008 due primarily to a $9.7 million and a $3.0 million decrease in commissions from Sell-Side and Buy-Side clients, respectively.  The decrease from Sell-Side clients was due to a decrease in matched volumes in NYFIX Millennium, a decrease in the use of the NIX smart routing trading products and a decrease in direct market access service, offset in part by an increase in the use of the NIX algorithmic trading products and $2.6 million of revenue from Euro Millennium, which included $2.0 million of settlement fee revenue.  The decline in revenue from our smart routing trading products and from OTC direct market access was primarily attributable to lower volumes from former Fusion OMS clients.  Transaction revenue from former Fusion OMS clients decreased by $2.3 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.  The average daily matched volume in NYFIX Millennium during the nine months ended September 30, 2009 was 32.5 million shares, a 35% decrease over the average of 50.1 million shares matched during the nine months ended September 30, 2008, due primarily to a market-wide decrease in traditional Buy-Side institutional trading volumes that access Millennium through Sell-Side algorithms and due to the increase in competition from the launch of several new dark pools.  The additional decline in revenue from NYSE DOT direct market access services (including associated pass-through charges) of $1.5 million was primarily attributable to our decision to improve our margins by eliminating discounts for these services below cost for clients who do not generate valuable pass-through matches in NYFIX Millennium and the decline in listed order flow being directed to the NYSE DOT execution system as a result of increased competition from other venues such as Direct Edge, NASDAQ and BATS.  The increase in commission from the NIX algorithmic products was due to the integration of our products into other third-party order management systems, giving us the ability to offer our products to a broader client base.

The decrease from Buy-Side clients was due in part to the disintermediation of our direct Buy-Side client base by third-party algorithmic trading solution providers who offer enhanced technology solutions for certain clients and to a market-wide decrease in traditional Buy-Side institutional trading volumes.  Our securities lending business generated net interest spread on its matched book stock borrow/stock loan portfolio of $0.6 million during the nine months ended September 30, 2009 and compared to $0.8 million during the nine months ended September 30, 2008.

Product Sales and Services

The decrease in product sales and services for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to decreases in software license fee and professional services revenues.  Software license fees for our FIX software products decreased $0.2 million to $0.2 million during the three months ended September 30, 2009 compared to $0.4 million for the same period in 2008.  Professional services revenue decreased $0.1 million to $0.1 million during the three months ended September 30, 2009 as compared to $0.2 million for the same period in 2008.

The decrease in product sales and services for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in professional services revenue, partly offset by an increase in software license fee revenue.  Professional services revenue decreased $0.3 million to $0.3 million during the nine months ended September 30, 2009 as compared to $0.6 million for the same period in 2008.  Software license fees for our FIX software products increased $0.2 million to $1.1 million during the nine months ended September 30, 2009 compared to $0.9 million for the same period in 2008.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%	2009	2008	$	%
Subscription and maintenance	$6,916	$7,985	$(1,069)	-13%	$21,389	$23,457	$(2,068)	-9%
Transaction	7,739	5,595	2,144	38%	21,819	17,649	4,170	24%
Product sales and services	22	86	(64)	-74%	79	254	(175)	-69%
Total cost of revenue	$14,677	$13,666	$1,011	7%	$43,287	$41,360	$1,927	5%

Subscription and Maintenance

The decrease in subscription and maintenance cost of revenue for the three months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to a decrease in telecommunication costs of $0.7 million and a decrease in recurring fees paid to third-party order management system providers for messaging channels with their clients of $0.6 million.  The decrease in telecommunications costs was primarily attributable to the consolidation to two major third-party providers for client circuits.  These decreases were slightly offset by an increase in allocated labor costs of $0.3 million.  As a percentage of related revenue, these costs decreased to 37% for the three months ended September 30, 2009 as compared to 45% for the three months ended September 30, 2008.

The decrease in subscription and maintenance cost of revenue for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily attributable to a decrease in telecommunication costs of $2.0 million, a decrease in recurring fees paid to third-party order management system providers for messaging channels with their clients of $0.6 million and lower market data fees of $0.4 million.  The decrease in telecommunications costs was primarily attributable to the consolidation to two major third-party providers for client circuits.  These decreases were partially offset by an increase in allocated labor and datacenter costs of $0.7 million and increases in various other expenses.  As a percentage of related revenue, these costs decreased to 39% for the nine months ended September 30, 2009 as compared to 44% for the nine months ended September 30, 2008.

Transaction

The increase in transaction cost of revenue for the three months ended September 30, 2009 was primarily attributable to the inclusion of $2.1 million of Euro Millennium cost of revenue items, an increase in depreciation and amortization costs in the U.S. of $0.3 million associated with the release of Millennium HPX, an increase in market data costs of $0.2 million and an increase in hardware and software maintenance costs of $0.1 million, partially offset by a decrease in allocated data center costs of $0.3 million, a decrease in execution and clearing costs in the U.S. of $0.1 million and decrease in allocated labor costs in the U.S. of $0.1 million.  Included in the $2.1 million of Euro Millennium cost of revenue items was $1.0 million of clearing costs.  We expect Euro Millennium clearing costs to decline in the fourth quarter of 2009 now that we have migrated certain clients to the SIX X-Clear CCP clearing solution.  As a percentage of related revenue, these costs increased to 112% for the three months ended September 30, 2009, as compared to 52% for the three months ended September 30, 2008.

The increase in transaction cost of revenue for the nine months ended September 30, 2009 was primarily attributable to the inclusion of $5.6 million of Euro Millennium cost of revenue items, an increase in depreciation costs and allocated labor costs in the U.S. of $0.6 million and $0.2 million, respectively, associated with the release of Millennium HPX, an increase in market data costs of $0.4 million, an increase in communication costs of $0.1 million, and an increase in hardware and software maintenance costs of $0.2 million.  These increases were partially offset by a decrease in execution and clearing costs in the U.S. of $2.2 million and a decrease in allocated data center costs of $0.7 million.  Included in the $5.6 million of Euro Millennium cost of revenue items was $2.5 million of clearing costs.  During the nine months ended September 30, 2008, transaction cost of revenue was reduced by a clearing fee rebate received of $0.5 million.  As a percentage of related revenue, these costs increased to 99% for the nine months ended September 30, 2009, as compared to 51% for the nine months ended September 30, 2008.

Product Sales and Services

The $0.1 million and $0.2 million decrease in product sales and services cost of revenue for the three and nine months ended September 30, 2009, respectively compared to the same periods in 2008 was attributable to lower amortization of capitalized software costs.

Selling, General and Administrative Expenses (SG&A)

The following table presents the components of our selling, general and administrative expense:

	Three Months Ended September 30,		(Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2009	2008	$	%	2009	2008	$	%
Compensation and related	$8,121	$9,048	$(927)	-10%	$24,236	$28,292	$(4,056)	-14%
Stock-based compensation	1,438	1,538	(100)	-7%	4,073	6,009	(1,936)	-32%
Professional fees (including consulting)	1,224	2,005	(781)	-39%	4,014	6,088	(2,074)	-34%
Occupancy and related	942	949	(7)	-1%	2,922	3,280	(358)	-11%
Marketing, travel and entertainment	413	1,063	(650)	-61%	1,882	3,514	(1,632)	-46%
General and other	1,264	1,633	(369)	-23%	4,532	4,498	34	1%
Transitional rebuilding and remediation	-	-	-	-	-	212	(212)	-100%
Transitional employment costs	-	-	-	-	-	243	(243)	-100%
Euro Millennium costs	-	2,015	(2,015)	-100%	-	6,735	(6,735)	-100%
Total SG&A	$13,402	$18,251	$(4,849)	-27%	$41,659	$58,871	$(17,212)	-29%

Percent of total revenue	52%	63%			53%	66%

Compensation and Related

The decrease in compensation and related costs included in SG&A for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to cost savings related to staff reductions of $0.4 million, lower incentive compensation expense of $0.4 million as a result of lower revenue amounts, a $0.2 million reduction in employee termination costs and various other decreases.  These decreases were partially offset by new compensation costs of $0.4 million related to the inclusion of Euro Millennium costs in operations.

The decrease in compensation and related costs included in SG&A for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to cost savings related to staff reductions of $3.0 million and the discontinuation of the Fusion OMS product of $0.8 million.  Other decreases relate to a decline in incentive compensation expense of $1.4 million as a result of lower revenue amounts and a $0.8 million reduction in employee termination costs.  These decreases were partially offset by new compensation costs of $1.4 million related to the inclusion of Euro Millennium costs in operations, $0.1 million associated with our FIXCITY subsidiary and various other increases.

 Stock-based Compensation

Stock-based compensation included in SG&A was comparable during the three months ended September 30, 2009 and 2008.  Stock-based compensation included in SG&A decreased during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to the normalization of the vesting periods related to stock options and restricted stock units.  During the fourth quarter of 2007 significant share-based awards were granted following the adoption of the 2007 Omnibus Equity Compensation Plan.  Under the plan, awards normally vest over four years.  However, the first vesting period for the initial awards was approximately five months, resulting in greater than normal expense during the fourth quarter of 2007 and first quarter of 2008.  In addition, stock-based compensation decreased as a result of staff reductions.

 Professional Fees (including consulting)

The decrease in professional fees incurred for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to a decrease in consulting costs.  Consulting costs decreased $0.6 million and $2.3 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.   Legal and accounting fees decreased $0.2 million to $0.6 million for the three months ended September 30, 2009 as compared to $0.8 million for the same period of 2008. Legal and accounting fees increased $0.3 million to $1.9 million for the nine months ended September 30, 2009 as compared to $1.6 million for the nine months ended September 30, 2008.   The 2009 amounts included legal costs incurred in connection with ensuring ongoing compliance of Euro Millennium with FSA regulations and in supporting our Asian expansion efforts.

Occupancy and Related

Occupancy and related costs were comparable at $0.9 million for the three months ended September 30, 2009 and 2008.  Occupancy and related costs decreased $0.4 million to $2.9 million for the nine months ended September 30, 2009 as compared to $3.3 million for the same period in 2008 as a result of the consolidation of our office space in our New York headquarters and the closing of an office in Connecticut, as well as a decrease in utility costs.

Marketing, Travel and Entertainment

The decrease in marketing, travel and entertainment expenses for the three and nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to a decrease in general corporate travel.  Corporate travel related expenses decreased $0.5 million to $0.2 million for the three months ended September 30, 2009 compared to $0.7 million for the same period in 2008.  Marketing costs decreased $0.2 million to $0.2 million for the three months ended September 30, 2009 compared to $0.4 million for the same period in 2008.  For the nine months ended September 30, 2009, corporate travel related expenses decreased $1.5 million to $0.9 million as compared to the same period in 2008, while marketing costs were comparable at $1.0 million.

General and Other

The decrease in general and other expenses for the three months ended September 30, 2009 was primarily attributable to a decrease in foreign currency transaction losses, a decrease in employees recruiting fees of $0.1 million and a $0.1 million decrease in software maintenance for our internal computer systems.  Foreign currency transactions losses decreased $0.2 million to a $0.1 million gain as compared to a $0.1 million loss in the same period of 2008.

General and other expenses was comparable for the nine months ended September 30, 2009 as a result of increases in foreign currency transaction losses, foreign tax expense and bad debt expense related to our accounts receivable, offset by decreases in recruiting, charitable contributions and corporate insurance.

Euro Millennium Costs

During the three and nine months ended September 30, 2008, we incurred costs of $2.0 million and $6.7 million, respectively, related to Euro Millennium.  These costs include compensation and related costs, consulting, marketing and travel related costs.  Due to the growth in matched volumes and revenues at the end of 2008, we determined that, effective January 1, 2009, Euro Millennium was no longer in its introductory phase and we now report the results of this initiative within the Transaction Services Division, with specific costs included in transaction cost of revenue and the various SG&A categories detailed above.

Other Operating Expenses

Other operating expenses consist of the following:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended September 30,		Increase (Decrease)
(in thousands)	2009	2008		$2009	2008	$
Strategic initiative costs	$3,317	$-	$3,317	$3,754	$-	$3,754
Depreciation and amortization	391	471	(80)	1,188	1,412	(224)
Restructuring charge	-	-	-	748	216	532
Integration charges	-	139	(139)	-	735	(735)
SEC investigation, restatement and related expenses	-	170	(170)	(634)	438	(1,072)

Strategic Initiative Costs

The Merger Agreement we entered into with NYSE Technologies in August 2009 was the result of a process we launched in December 2008 to explore strategic alternatives. In connection with this process, we incurred advisory fees, legal fees, accounting and tax advisory fees, as well as meeting fees for a special committee of our Board of Directors. These costs do not include any amounts that are contingent on the consummation of the proposed merger transaction.

Restructuring Charge

The restructuring charge for the nine months ended September 30, 2009 was a result of the consolidation of office space in our New York headquarters.  This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of expected sublease income under a signed sublease agreement, plus real estate commissions, and write-offs of property and equipment.

The restructuring charge for the nine months ended September 30, 2008 reflects employment costs of $0.7 million related to the discontinuance of our Fusion OMS product, offset by a $0.5 million reversal of amounts previously recorded as restructuring costs as a result of the termination of our lease and corresponding sublease of office space previously occupied in Stamford, Connecticut.

Depreciation and Amortization

The decrease in the portion of depreciation and amortization included in SG&A for the three and nine months ended September 30, 2009 was due to an increase in the amount of general overhead capital expenditures that have become fully depreciated.

Integration Charges

During the three and nine months ended September 30, 2008, we incurred integration charges related to the acquisition of FIXCITY in April 2008.  These costs included third-party consulting costs to integrate the acquired technology platform and a $0.5 million non cash valuation adjustment in April 2008 to capitalized software replaced by acquired technology.

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

Other Income (Expense)

Other income (expense) items are as follows:

	Three Months Ended September 30,		Increase (Decrease)	Nine Months Ended June 30,		Increase (Decrease)
(in thousands)	2009	2008		$2009	2008	$
Interest expense	$(197)	$(123)	$74	$(623)	$(489)	$134
Investment income	15	251	(236)	143	1,027	(884)

Interest Expense

Interest expense increased $0.1 million to $0.2 million and $0.6 million for the three and nine months ended September 30, 2009, respectively, as a result of increased capital lease obligations as compared to the same periods in 2008.

Investment Income

The decrease in investment income for the three and nine months ended September 30, 2009 compared to the same period in 2008 reflects lower average cash balances invested and lower interest rates during the period.

Income Tax Provision

The income tax provisions for the three and nine months ended September 30, 2008 were solely attributable to the impact of deducting goodwill related to the NYFIX Millennium acquisition in our tax filings prior to the impairment of this asset in the fourth quarter of 2008.  All other tax effects during the three and nine months ended September 30, 2009 and 2008 have been netted out in our deferred tax asset valuation reflecting our view that historical pre-tax book income and historical income for tax purposes are not sufficient to support a conclusion that the value of our net deferred tax assets are more likely than not to be realized.  Until we achieve and sustain an appropriate level of profitability, we plan to maintain a valuation allowance on our net deferred tax assets.

Liquidity and Capital Resources

We derive our liquidity and capital resources primarily from operations, issuances of stock and from long-term borrowings.  At September 30, 2009, we had cash and cash equivalents of $50.2 million, a reduction from our balance at December 31, 2008, principally due to the payment of accrued balances, including compensation.  We believe that resources available at September 30, 2009 will be sufficient to finance our current investing and operational needs, as well as the net capital requirements of our broker-dealer subsidiaries for at least the next twelve months, including with respect to repayment of our convertible notes aggregating $10.0 million due on December 30, 2009.  In light of current credit market conditions, however, there can be no assurance that, should we need to obtain additional financing for any reason, such financing will be available to us on commercially acceptable terms or at all.

At September 30, 2009, $35.5 million of our total cash and cash equivalents were held in our U.S. and U.K. registered broker dealer subsidiaries.

	As of
	September 30,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$50,204	$55,966

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash provided by (used in) operating activities	$702	$(1,154)
Net cash used in investing activities	(5,428)	(20,406)
Net cash used in financing activities	(1,207)	(1,102)
Effect of exchange rate changes on cash	171	(493)
Net decrease in cash and cash equivalents	$(5,762)	$(23,155)

Operating Activities

The following table sets forth our net loss adjusted for non-cash items, such as depreciation, amortization, deferred taxes, and stock-based compensation; and the effect on cash used in operating activities of changes in working capital and other operating accounts between periods.

	Nine Months Ended September 30,
(in thousands)	2009	2008
Net loss adjusted for non-cash items	$2,045	$1,278
Effect of changes in working capital and other operating accounts	(1,343)	(2,432)
Net cash provided by (used in) operating activities	$702	$(1,154)

Changes in working capital and other operating accounts affected cash flows during the periods primarily as a result of a decrease in the level of accounts payable and accrued expenses between periods, primarily from the net effect of the payment of accrued balances at December 31, 2008, including compensation, as well as increases in net clearing assets.

Broker-Dealer Operations

Clearing assets reflect amounts on hand to support our ability to settle the transactions of NYFIX Millennium, NYFIX Securities and NYFIX International, such as receivables from clearing organizations and firms and deposits with clearing organizations and firms, as well as balances to support our matched-book stock borrow/stock loan business.  Our matched-book balances include offsetting stock borrowed and stock loaned and offsetting securities failed-to-deliver and securities failed-to-receive.  At September 30, 2009, the net balance for clearing assets and clearing liabilities was a receivable of $1.4 million.

Securities borrowed and securities loaned are recorded at the amount of cash collateral provided for securities borrowed transactions and received for securities loaned transactions, plus accrued interest.  We monitor the market value of securities borrowed and loaned on a daily basis with additional collateral obtained or refunded as necessary.  At September 30, 2009, clearing assets include stock borrows of $513.6 million and clearing liabilities include stock loans of $513.4 million.

NYFIX Millennium and NYFIX Securities are U.S. registered broker-dealers required to maintain levels of regulatory net capital under Rule 15c3-1 of the Exchange Act.  NYFIX Securities’ DTCC membership, used to self-clear securities transactions, requires it to maintain $10 million in excess of its required net capital.  NYFIX International and FIXCITY are registered firms with the FSA, required to maintain the greater of the base capital resources requirement of €730,000 and €50,000, respectively, or the variable capital resources requirement, which is made up of credit risk, market risk and fixed overhead (equal to three months average expenditures) requirements.  At September 30, 2009, the aggregate regulatory net capital/resources of our regulated subsidiaries in the U.S. and U.K. were $31.3 million, $18.0 million in excess of our aggregate requirement of $13.3 million (including the $10 million excess required by DTCC).

When Euro Millennium initiated trading activities in March 2008, the minimum financial resources requirement for NYFIX International increased to approximately €730,000.  To satisfy this requirement, $1.5 million of subordinated debt issued to NYFIX, Inc. by NYFIX International was converted into equity capital in March 2008.  In addition, in March and October 2008, February 2009 and September 2009 we infused an additional $1.5 million, $1.5 million, $3.0 million and $0.5 million, respectively, of equity capital into NYFIX International to provide further regulatory capital resources to meet daily regulatory requirements and to allow for further business expansion.

In May 2009, we infused an additional $2.5 million and $0.3 million of equity capital into NYFIX Millennium and FIXCITY, respectively.  In September 2009, we infused an additional $2.5 million of equity capital into NYFIX Millennium.  These capital infusions were to provide further regulatory capital resources in order for these entities to meet daily regulatory requirements.

Investing Activities

Investments in current technology to maintain our infrastructure and to enhance our products remain an important requirement for our available cash resources.

Net cash used in investing activities for the nine months ended September 30, 2009 was $5.4 million.  This consisted of capital expenditures for property and equipment, principally for data center equipment and software, of $1.7 million, and capitalized software costs of $3.7 million.

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

Financing Activities

Our financing activities primarily consist of long-term debt issued for working capital purposes, capital lease obligations used for datacenter equipment and software purchases, and issuances of capital stock for general corporate purposes and business development activities.  At September 30, 2009, we had short-term debt and capital lease obligations outstanding aggregating $12.2 million (including long-term portions).

At September 30, 2009, we had outstanding two convertible notes aggregating $10.0 million with substantially similar terms to the same lender.  The convertible notes incur interest at a rate of 5% per year and are due in December 2009.  At September 30, 2009, the price at which the lender could convert the convertible notes into shares of our common stock was $5.61 per share.

Net cash used in financing activities for the nine months ended September 30, 2009 and 2008 was $1.2 million and $1.1 million, respectively, consisting primarily of principal payments under capital lease obligations.

Commitments and Contingencies

There are ongoing SEC and United States Attorney’s Office investigations into our accounting for stock option grants and an SEC investigation into our accounting for the losses incurred by NYFIX Millennium.  In addition, there is shareholder litigation pending with respect to our proposed merger with NYSE Technologies, which we have reached an agreement in principle to settle.  With respect to certain of these matters, we could be subject to penalties, fines or regulatory sanctions or claims by current and former officers, directors or employees for indemnification of costs or losses they may incur and such amounts, individually or collectively, could have a material impact on our financial condition. In addition, other actions may be brought against us related to these matters.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our exposure to market risk during the three months ended September 30, 2009, from those described in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, included in our 2008 Form 10-K.

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as of September 30, 2009.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2009.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there have been no material changes during the three months ended September 30, 2009, with respect to the legal proceedings described in Part I, Item 3, Legal Proceedings, included in our 2008 Form 10-K.

Following the announcement of the Merger Agreement on August 27, 2009, an action, styled Wissinger, et al. v. NYFIX, Inc., et al., purporting to challenge the merger, was filed in the Supreme Court of the State of New York (County of New York, Commercial Division) on September 2, 2009 (Index No. 650541/09). This case asserts claims on behalf of a purported class of NYFIX stockholders against NYFIX, each of our directors, NYSE Euronext and Warburg Pincus LLC, related to an alleged breach of fiduciary duty in connection with the merger. The complaint alleges, among other things, that our directors, aided and abetted by NYSE Euronext and Warburg Pincus LLC, breached their fiduciary duties by failing to maximize stockholder value. Among other things, the complaint seeks to enjoin NYFIX and our directors from completing the merger. The complaint also seeks unspecified monetary damages.

On September 14, 2009, a second action purporting to challenge the merger, styled Minard, et al. v. Warburg Pincus Private Equity IX, LP, et al., was filed in the Delaware Court of Chancery (Case No. 4894-VCS). This case also asserts claims on behalf of a purported class of NYFIX stockholders, and names as defendants NYFIX, each of our directors, NYSE Euronext, NYSE, CBR Acquisition Corp., Warburg Pincus Private Equity IX, LP, Warburg Pincus & Co. and Warburg Pincus LLC. The Minard complaint alleges, among other things, that our directors, aided and abetted by the NYSE and Warburg Pincus defendants, breached their fiduciary duties by failing to maximize stockholder value. Among other things, the complaint seeks to enjoin NYFIX and our directors from completing the merger. The complaint also seeks unspecified monetary damages.

On September 23, 2009, a third action purporting to challenge the merger, styled Winspear, et al. v. Edelstein, et al., was filed in the Supreme Court of the State of New York (County of New York, Commercial Division) (Index No. 602937/09). This case also asserts claims on behalf of a purported class of NYFIX stockholders, and names NYFIX, each of our directors, NYSE, CBR Acquisition Corp. and Warburg Pincus LLC as defendants. Like the Wissinger and Minard complaints, the Winspear complaint alleges that our directors breached their fiduciary duties by failing to maximize stockholder value. The Winspear complaint also asserts, among other things, that our directors breached their fiduciary duty of disclosure by making purportedly misleading and incomplete disclosures in the preliminary proxy statement (dated September 10, 2009) concerning the merger. The complaint alleges that NYFIX, Warburg Pincus LLC and the NYSE defendants aided and abetted these purported breaches of fiduciary duties by our directors. Among other things, the complaint seeks to enjoin NYFIX and our directors from completing the merger, and unspecified monetary damages.

NYFIX, the other defendants and the plaintiffs entered into a memorandum of understanding dated as of October 23, 2009 regarding the settlement-in-principle of the lawsuits described above. In connection with the settlement, the parties agreed that the Company would make certain additional disclosures to its stockholders beyond the information provided in the definitive proxy statement. Those additional disclosures were made through a Current Report on Form 8-K filed by us with the SEC on October 23, 2009.   The settlement-in-principle is subject to certain customary conditions, including confirmatory discovery, consummation of the transaction, and court approval, and is conditioned upon on the closing of the merger transaction.   The settlement will not change any of the terms of the merger or the Merger Agreement.

 We and the other defendants have vigorously denied, and continue to vigorously deny, any wrongdoing or liability with respect to the facts and claims asserted, or which could have been asserted, in the lawsuits described above, including that we or they have committed any violations of law or breach of fiduciary duty, that we or they have acted improperly in any way, or that we or they have any liability or owe any damages of any kind to the plaintiffs or to the purported class. The settlement is not, and should not be construed as, an admission of wrongdoing or liability by any defendant. However, to avoid the risk and cost of continuing litigation, we and our directors agreed to the settlement described above. The parties considered it desirable that the action be settled to avoid the substantial burden, expense, risk, inconvenience and distraction of continued litigation and to fully and finally resolve the matter.

Item 1A. Risk Factors

Except as described below, there have been no material changes during the three months ended September 30, 2009 with respect to the Risk Factors described in Part I, Item 1A, Risk Factors, included in our 2008 Form 10-K.

Our pending merger transaction with NYSE Technologies, Inc. is subject to obtaining certain regulatory approvals.

On August 26, 2009, we entered into an agreement and plan of merger with NYSE Technologies, Inc., a wholly-owned subsidiary of NYSE Euronext.  This agreement was approved by our stockholders at a special meeting of stockholders on November 3, 2009.  In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 has terminated.     The completion of the merger, however, is subject to the satisfaction of certain other customary conditions.  Although we currently expect the transaction to close during the fourth quarter of 2009, such closing could be delayed or jeopardized if either NYFIX or NYSE Technologies is delayed in obtaining or fails to obtain the requisite regulatory approvals or the conditions are not satisfied.

Regulatory developments could have a negative impact on our businesses.

        Dark pools, such as our Millennium ATS, have been the subject of increasing political and public scrutiny in recent months in response to a number of developments and inquiries.  On October 21, 2009, the SEC proposed three proposals that would significantly tighten the Commission's regulation of dark pools.  Specifically, the proposals are focused on "actionable indications of interest" ("IOIs"), a proposed modification of the average daily trading volume threshold for the display of orders under Regulation ATS from 5% to 0.25% and increased transparency around trade reporting.

         We cannot predict whether, or in what form, any regulatory changes will occur, or their impact on our business. Changes in the rules and regulations affecting dark pools could require us to alter the manner in which we conduct our business and may make it more difficult or more costly for us to operate our ATS. Moreover, given the importance of regulation in the financial services industry, it is possible that any regulatory developments could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       Not applicable.

Item 3. Defaults Upon Senior Securities

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        We held a special meeting of the stockholders on November 3, 2009. At the meeting, our stockholders voted on the proposed merger agreement between NYSE Technologies, Inc., CBR Acquisition Corp. and NYFIX, Inc. and cast their votes as follows:

Nominee	For	Against	Abstain
Proposed Merger Agreement	39,591,663	624,230	48,303

Please see our definitive Proxy Statement filed with the SEC on September 28, 2009 in connection with the special meeting of stockholders for a complete description of the matters voted upon.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

a.)       Exhibits

Exhibit No.	Description of Exhibit

10.1
Agreement and Plan of Merger dated August 26, 2009 by and among NYSE Technologies, Inc., CBR Acquisition Corp. and NYFIX, Inc.  (incorporated by reference from Exhibit 2.1 to Current Report on Form 8-K filed August 27, 2009

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

NYFIX, INC.

November 6, 2009	/s/ P. Howard Edelstein
P. Howard Edelstein
President and Chief Executive Officer

November 6, 2009	/s/ Steven R. Vigliotti
Steven R. Vigliotti
Chief Financial Officer